Form 10-K
period 2012-12-31
SOTHEBYS
filed 2013-02-28
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2012, the aggregate market value of the 66,893,407 shares of Common Stock held by non-affiliates of the registrant was $2,231,564,057 based upon the closing price ($33.36) on the New York Stock Exchange composite tape on such date for the Common Stock.
As of February 19, 2013, there were outstanding 67,913,661 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS
Overview
Sotheby’s (or, “the Company”) is one of the two largest global auctioneers of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property"). Sotheby's primary global auction competitor is Christie’s International, PLC, a privately held, French-owned, auction house. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Bonhams and Phillips, as well as regional auction houses and a variety of art dealers across all collecting categories. In the Chinese art market, Sotheby's also competes with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd., and Beijing Hanhai Auction Co. Ltd. In 2012, Sotheby’s accounted for approximately $4.5 billion, or 46%, of the total aggregate auction sales of the two major auction houses within the global auction market.
Sotheby’s operations are organized under three segments: Auction, Finance, and Dealer. The Auction segment functions as an agent by offering works of art for sale at auction and by brokering private sales of artwork. Sotheby’s also purchases and resells works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in brand licensing activities. A more detailed explanation of the activities of each of Sotheby’s segments, as well as its brand licensing activities, is provided below.
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
Sotheby’s Auction segment functions as an agent by accepting property on consignment, stimulating buyer interest through professional marketing techniques, and matching sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s experts perform significant due diligence activities to authenticate and determine the ownership history of the property being sold.
Following the sale, Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. Sotheby's private sale commissions are stipulated in legally binding agreements between Sotheby’s and the seller, which outline the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned. In 2012, 2011, and 2010, auction commission revenues accounted for 81%, 84%, and 86%, respectively, of Sotheby’s consolidated revenues and private sale commission revenues accounted for 10%, 8%, and 6%, respectively, of consolidated revenues.
Under Sotheby’s standard auction payment terms, payments from the buyer are due no more than 30 days from the sale date and payment to the consignor is due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to an auction or private sale buyer in order to support and market a sale. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to management approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so.

Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. However, in certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment.
From time to time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as inventory on Sotheby's balance sheet at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as inventory on Sotheby's balance sheet.
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements under which a counterparty commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). Ordinarily, an irrevocable bid is either obtained concurrent with the issuance of the related auction guarantee or the issuance of the auction guarantee is conditional upon the receipt of an irrevocable bid. From time-to-time, auction guarantees are issued that are not conditional on the receipt of an irrevocable bid, and the corresponding irrevocable bid is secured after Sotheby's has issued the auction guarantee. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.
Sotheby's irrevocable bid counterparties are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.
Prior to 2009, Sotheby's usually assumed the entire financial risk under its auction guarantees. However, beginning in 2009, Sotheby's changed its strategy with respect to auction guarantees and since then has generally entered into auction guarantees only when it is able to reduce its financial exposure through irrevocable bid arrangements. While it is management's intent to seek to reduce Sotheby's auction guarantee exposure through the use of irrevocable bids, management may not always be able to secure irrevocable bids on terms that are acceptable to Sotheby's and in some limited instances may not choose to seek an irrevocable bid.
Sotheby’s is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction.
(See Note D of Notes to Consolidated Financial Statements for financial information about the Auction segment. See Note E of Notes to Consolidated Financial Statements for information about auction and private sale receivables. See Note Q of Notes to Consolidated Financial Statements for information about auction guarantees.)
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s auction results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. (See Note U of Notes to Consolidated Financial Statements for Sotheby's quarterly results for the years ended December 31, 2012 and 2011.)

The Auction Market and Competition
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby's primary global auction competitor is Christie’s International, PLC, a privately held, French-owned, auction house. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Bonhams and Phillips, as well as regional auction houses and a variety of art dealers across all collecting categories. In the Chinese art market, Sotheby's also competes with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd. and Beijing Hanhai Auction Co. Ltd.
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

Auction Regulation
Regulation of the auction market varies from jurisdiction to jurisdiction. In many jurisdictions, Sotheby’s is subject to laws and regulations that are not directed solely toward the auction market, including, but not limited to, import and export regulations, antitrust laws, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, copyright and resale royalty laws, and laws and regulations involving sales, use, value-added and other indirect taxes. In addition, Sotheby’s is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to Sotheby’s business, but do affect the market generally. A material adverse change in such regulations, such as the Equity for Visual Artists bill introduced in the U.S. Congress which would impose a 7% resale royalty only on sales of art through large auction houses, could materially affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby’s principal auction locations or could increase the cost of moving property to such locations. In addition, failure to comply with local laws and regulations could subject Sotheby’s to civil and/or criminal penalties in such jurisdictions, or expose Sotheby's to legal claims or government inquiries. Sotheby’s has a Compliance Department which, amongst other activities, develops and updates compliance policies and audits, monitors, and provides training to its employees on compliance with many of these laws and regulations.
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
A consignor advance allows a seller to receive funds upon consignment for an auction that will typically occur up to one year in the future. Consignor advances normally have maturities ranging between three and six months and may sometimes be issued interest free as an incentive to the consignor for entering into the consignment agreement. Interest free consignor advances can represent a significant portion of the Finance segment loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. Interest bearing consignor advances typically carry a variable rate of interest.
Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction consignments or private sale consignments and/or purchases. In certain situations, term loans are also made to refinance clients' auction and private sale purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.
Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are also made at an initial LTV higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposal plans for the collateral.

The activities of the Finance segment, which are conducted through Sotheby’s wholly-owned subsidiaries, have in recent years been funded through the operating cash flows of the Auction segment. Sotheby's may supplement the funding of the Finance segment with revolving credit facility borrowings, but has not borrowed under its revolving credit facility during the last four years. As a result of Sotheby's significant cash balances and strong liquidity in recent years, as well as an increase in the demand for art-related financing, in 2012, the Finance segment loan portfolio and associated revenues increased significantly when compared to the two previous years. As demonstrated by the following table, this growth was achieved while maintaining Sotheby's traditional high loan underwriting standards (in thousands of dollars):

As of and for the year ended December 31	2012	2011	2010
Finance segment loans	$425,138	$223,029	$241,631
LTV ratio	48%	42%	45%
Finance revenues	$17,707	$12,038	$9,685
(See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”) (See Note D of Notes to Consolidated Financial Statements for additional financial information about the Finance segment. See Note E of Notes to Consolidated Financial Statements for information about Finance segment loans.)
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
Dealer Segment
Description of Business
Sotheby’s Dealer segment includes the activities of Noortman Master Paintings (or “NMP”), an art dealer that sells works of art from inventory directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art. The activities of the Dealer segment also include the purchase and resale of artworks directly by Sotheby’s and, to a lesser extent, retail wine sales and the activities of certain equity investees, including Acquavella Modern Art (or “AMA”). Under certain circumstances, the Dealer segment, with the assistance of Finance segment employees, sometimes provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid and any profit or loss is shared by Sotheby's and the art dealer according to their respective ownership interests.
NMP was acquired by Sotheby's on June 7, 2006 for initial consideration of 1,946,849 shares of Common Stock (the “Initial Consideration”). Pursuant to the terms of the acquisition, if NMP failed to achieve a minimum level of financial performance during the five years following the acquisition, up to 20% of the Initial Consideration would be returned to Sotheby's. The minimum level of financial performance was not achieved by NMP as of May 31, 2011 and, as a result, 147,341 shares of Common Stock were returned to Sotheby's.
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
(See Note D of Notes to Consolidated Financial Statements for financial information about the Dealer segment. See Note E of Notes to Consolidated Financial Statements for information about Dealer segment lending activity. See Note G of Notes to Consolidated Financial Statements for information about AMA.)

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
The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2012, 2011, and 2010, Sotheby’s earned $5 million, $3.9 million, and $3.1 million, respectively, in license fee revenue related to the Realogy License Agreement.
The Sotheby’s name is also licensed for use in connection with the art auction business in Australia, art education services in the U.S. and the United Kingdom (“U.K.”) and print management services. Management will consider additional opportunities to license the Sotheby’s brand in businesses where appropriate.
Strategic Initiatives
Continued Focus on Sotheby’s Most Valuable Relationships
Sotheby’s focus on the high-end of the art market has been an important contributor to its success. Accordingly, management is continuing to dedicate significant time, energy and resources to broadening and extending the breadth and depth of Sotheby’s relationships with major clients. These efforts are part of a multi-year strategy to invest in those areas which serve Sotheby’s most valuable clients best.
Over the past several years, Sotheby’s has made substantial investments in information technology designed to improve client service. A portfolio of enterprise systems anchored by SAP has been deployed across the organization, which has enhanced the quality of information and the processing of sales and inventory tracking, as well as financial management. Sotheby’s has also implemented systems enhancements to significantly reengineer and improve the post-sale client experience. In particular, enhancements were made to improve client invoicing, facilitate the shipment and tracking of purchased property, and inform clients of important information such as bid confirmation, sale results, and payment confirmation. In addition, Sotheby's reorganized its staff so that clients have a single point of contact for post-sale inquiries at its sales centers in New York and London.
Sotheby's also continues to invest in its digital media strategy via the sothebys.com website and its iPad† application to facilitate Sotheby's accessibility to clients on mobile platforms. In particular, a new blog channel was developed for arts-related and life-style articles, the Preferred Program was enhanced to enable easier access to its services, rewards and newsletter, and the iPad† application was improved to better facilitate the auction experience through the delivery of real-time auction results, note taking, 360° views for three-dimensional objects, artist search and background processing, and to provide faster access to the iPad† catalogue. Also, in 2010, the sothebys.com website was enhanced with several important features including BIDnow™ (an online bidding feature). The BIDnow™ feature has satisfied a demand from clients for online bidding capabilities and its impact in certain categories such as wine, jewelry and books has been dramatic.
In addition, Sotheby's continues to leverage social media channels with a presence on Facebook†, YouTube†, and Twitter†, and has also expanded its reach to Asian clients with a presence on Weibo†.
Client relationships are a key driver of Sotheby’s success and its clients expect a consistently high level of service. Management believes these initiatives will have a meaningful positive impact on the future of Sotheby’s business.
† iPAD, Facebook, YouTube, Twitter and Weibo are third-party marks over which Sotheby's does not make any claims.

Continued Development of Sotheby's Presence in China and Other Emerging Markets
In recent years, Sotheby's has focused on developing its presence in China and the growth in activity from buyers in this region has been dramatic. Auction and related revenues attributable to Hong Kong have become an increasingly significant contributor to Sotheby's financial results, accounting for approximately 15% of aggregate auction and related revenues in 2012, as compared to approximately 7% in 2007.
    Management is continuing to focus on developing Sotheby's presence in China by deepening its relationships with Chinese art collectors in a number of ways, including:

•
The implementation of regional marketing initiatives such as the publishing of Hong Kong sales catalogues in Chinese, the launching of a Chinese language website that includes e-catalogues for sales of Asian Art and Sotheby's major Impressionist and Contemporary sales, and the hosting of various private selling exhibitions.

•
Continued investments in new staff with the requisite skills to service Asian clients at Sotheby's Hong Kong, New York, and London locations, as well as to support the growth of the Chinese art market.

•
The expansion in 2012 of Sotheby's facilities in Hong Kong to accommodate growth opportunities in the Chinese art market. The expansion included the addition of a state-of-the-art gallery with over 15,000 square feet of selling and exhibition space, as well as significant enhancements to the existing Hong Kong administrative offices.

•
Conducting a greater number of auctions and private selling events in Hong Kong. Typically, Sotheby's major Hong Kong auctions are held in early April and early October. The premises expansion discussed above enables Sotheby's to conduct more auctions in Hong Kong throughout the year, in addition to its traditional auctions held in April and October. (See statement on Forward Looking Statements.)

In September 2012, Sotheby's entered into a 10-year equity joint venture agreement with Beijing GeHua Art Company (“GeHua”) to form Sotheby's Beijing Auction Co., Ltd. (or the “Beijing Joint Venture”). The Beijing Joint Venture will allow Sotheby's to take advantage of a planned free port project that GeHua is developing within the Tianzhu Free Trade Zone in Beijing (the “Beijing Free Port”), which will serve as a tax-advantaged storage location and provide a platform for art-related auctions and private selling exhibitions of non-cultural relics, traveling exhibitions, and educational activities. The date of completion of the Beijing Free Port and the commencement and scope of any storage, auction or private selling activities by the Beijing Joint Venture, as well as any earnings or losses resulting from the operation of the Beijing Joint Venture, are uncertain. However, management believes that the Beijing Joint Venture will strategically enhance Sotheby's long-term presence in mainland China and allow it to potentially capitalize on the opportunities presented by the Chinese art market, which Sotheby's currently serves through its existing operations in Hong Kong. (See statement on Forward Looking Statements and Item 1A, "Risk Factors.")
Sotheby's is also currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise ("FICE") in order to establish a wholly-owned subsidiary, through which Sotheby's would operate independently in China outside of the Beijing Free Port in the same or similar businesses conducted by the Beijing Joint Venture. Management intends to establish the FICE in Beijing in 2013, with an initial focus on private sales, the hosting of traveling exhibitions and other client liaison activities. (See statement on Forward Looking Statements and Item 1A, "Risk Factors.")
In addition to Sotheby’s progress in China, investments have also been made in emerging markets such as Russia, the Middle East and South America, with offices opened in Moscow, Russia and Doha, Qatar in 2008 and São Paulo, Brazil in 2011.
Enhance Private Sales Initiatives
Private sales have become increasingly important to Sotheby's overall financial performance, with private sale commission revenues representing approximately 10% of total revenues in 2012. Prior to 2012, private sale commission revenues represented between 5% and 8% of total revenues during the five-year period between 2007 and 2011.
Over the past several years, Sotheby's has hosted a number of new and innovative private selling exhibitions and, in 2011, Sotheby's completed the construction of a dedicated private sale exhibition gallery, S|2, at its York Avenue headquarters in New York. In 2012, a new Private Sales website was launched, promoting Sotheby's private selling exhibitions and S|2. In addition, with the expansion of its Hong Kong premises in 2012, Sotheby's was able to host a number of private selling exhibitions in Hong Kong. In 2013, Sotheby's expects to open an S|2 gallery in London and host private selling exhibitions in Beijing through the Beijing Joint Venture. (See statement on Forward Looking Statements.)

Strengthen Core Business Capabilities
Sotheby's is largely a service business in which the ability of its employees to cultivate and maintain relationships with potential sellers and buyers of works of art is vital to its success. Accordingly, Sotheby's is focused on retaining key personnel through active employee engagement programs and by aligning rewards with performance, behaviors and values essential to Sotheby's. In addition, in 2013, Sotheby's intends to selectively add personnel across its global sourcing network in order to drive the growth initiatives mentioned above. (See statement on Forward Looking Statements.)
Financial and Geographical Information about Segments
See Note D of Notes to Consolidated Financial Statements for financial and geographical information about Sotheby’s segments.
Employees
As of December 31, 2012, Sotheby’s had 1,501 employees with 599 located in North America and South America; 520 in the U.K.; 223 in Continental Europe; and 159 in Asia. Sotheby’s regards its relations with its employees as good. The table below provides a breakdown of Sotheby’s employees by segment as of December 31, 2012 and 2011.

December 31	2012	2011
Auction	1,302	1,271
Finance	7	7
Dealer	3	10
All Other	189	158
Total	1,501	1,446
Employees classified within “All Other” principally relate to Sotheby’s central corporate and information technology departments.
Website Address
Sotheby’s makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, http://investor.shareholder.com/bid/index.cfm, a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Information available on the website is not incorporated by reference and is not deemed to be part of this Form 10-K.
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

Government laws and regulations may restrict or limit Sotheby's business or impact the value of its real estate assets.
Many of Sotheby's activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws, laws and regulations involving sales, use, value-added and other indirect taxes, and regulations related to the use of real estate. In addition, Sotheby's is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations currently do not impose a material impediment to the worldwide business of Sotheby's, but do affect the market generally. A material adverse change in such regulations, such as the Equity for Visual Artists bill introduced in the U.S. Congress which would impose a 7% resale royalty on sales of art through large auction houses, could affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby's principal auction locations, increase the cost of moving property to such locations, or expose Sotheby's to legal claims or government inquiries.
Foreign currency exchange rate movements can significantly impact Sotheby's results of operations and financial condition.
Sotheby's has operations throughout the world, with approximately 56% of its revenues earned outside of the U.S. in 2012. Additionally, Sotheby's has significant assets and liabilities denominated in the Pound Sterling and the Euro. Revenues and expenses relating to Sotheby's foreign operations are translated using weighted average monthly exchange rates during the period in which they are recognized and assets and liabilities relating to Sotheby's foreign operations are translated using month-end exchange rates. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling and the Euro, can significantly impact Sotheby's results of operations and financial condition.
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
Sotheby's cannot be assured of the amount and quality of property consigned for sale, which may cause significant variability in its financial results.
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
The demand for art is unpredictable, which may cause significant variability in Sotheby's results of operations.
The demand for art is influenced not only by overall economic conditions, but also by changing trends in the art market as to which collecting categories and artists are most sought after and by the collecting preferences of individual collectors, all of which are difficult to predict and which may adversely impact the ability of Sotheby's to obtain and sell consigned property, potentially causing significant variability in Sotheby's results of operations from period to period.
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
Sotheby's strategic initiatives are focused on extending the breadth and depth of its relationships with its most valuable clients, developing a presence in China and other emerging markets, enhancing its private sales capabilities, and the retention of key personnel. Sotheby's future operating results are dependent, in part, on management's success in implementing these and other strategic initiatives. Furthermore, the inability of Sotheby's to successfully implement its strategic initiatives could result in, among other things, the loss of clients, the loss of key personnel, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of its strategic plans. (See "Strategic Initiatives" within Item 1, "Description of Business," and statement on Forward Looking Statements.)

Sotheby's recently approved joint venture in China is a foreign-invested enterprise under Chinese law. As such, enforcement of certain of Sotheby's rights within the joint venture are subject to approval from the Chinese government, which could limit Sotheby's ability of the joint venture to operate and succeed.
In September 2012, Sotheby's received approval from the Chinese government to form and operate a 10-year equity joint venture with Beijing GeHua Art Company in China, which management believes will strategically enhance Sotheby's long-term presence in mainland China and allow it to potentially capitalize on the opportunities presented by the Chinese art market. (See "Strategic Initiatives" within Item 1, "Description of Business.")
Because the joint venture is a foreign-invested enterprise under Chinese law, all changes in shareholding and constitution of the joint venture will be subject to approval by the Chinese government, including in the event Sotheby's is seeking to terminate the joint venture agreement, exercise its put option, or wind-up the joint venture. Accordingly, Sotheby's ability to successfully operate the joint venture and enforce the joint venture agreement provisions could be constrained by the Chinese government and other unforeseen circumstances.
Sotheby's is currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise in order to establish a wholly-owned subsidiary in China. Sotheby's negotiations to obtain the license required to operate as a Foreign-Invested Commercial Enterprise in China may not be successful.
Sotheby's establishment of a wholly-owned subsidiary in China is subject to the receipt of a license from the Chinese government. Sotheby's may not be successful in obtaining this license, which could delay or inhibit its ability to further implement its strategic initiatives in China. (See "Strategic Initiatives" within Item 1, "Description of Business.")
A breach of the security measures protecting Sotheby's global network of information systems may occur.
Sotheby's is dependent on a global network of information systems to conduct its business. A breach of the security measures protecting Sotheby's information systems could adversely impact its operations, reputation, and brand.
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
Sotheby's relies on a small number of clients who make a significant contribution to its revenues, profitability, and operating cash flows. Accordingly, Sotheby's revenues, profitability, and operating cash flows are highly dependent upon its ability to develop and maintain relationships with this small group of clients, as well as the financial strength of these clients.
Subject to management approval under Sotheby's policy, Sotheby's may pay the consignor before payment is collected from the buyer and/or may allow the buyer to take possession of purchased property before payment is received. In these situations, Sotheby's is exposed to losses in the event the buyer does not make payment.
Under the standard terms and conditions of its auction and private sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. However, in certain instances and subject to management approval under Sotheby's policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer while Sotheby's retains possession of the property. In such situations, if the buyer does not make payment, Sotheby's will take title to the property, but could be exposed to losses if the value of the property declines. In certain other situations and subject to management approval under Sotheby's policy, the buyer is allowed to take possession of purchased property before making payment. In these situations, Sotheby's is liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur losses in the event of buyer default. (See Note E of Notes to Consolidated Financial Statements for information about auction and private sale receivables.)

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
Demand for art-related financing is unpredictable, which may cause variability in Sotheby's results of operations.
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
The value of art is subjective and often fluctuates, exposing Sotheby's to losses in the value of its inventory and loan collateral and significant variability in its results of operations.
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

Sotheby's could be exposed to losses in the event of title or authenticity claims arising from the sale of works of art.
The assessment of works of art offered for auction or private sale can involve potential claims regarding title and authenticity. Items sold by Sotheby's may be subject to statutory warranties as to title and to a limited guarantee as to authenticity under the Conditions of Sale and Terms of Guarantee that are published in Sotheby's auction sale catalogues and the terms stated in, and the laws applicable to, agreements governing private sale transactions. The authentication of works of art is based on scholarship and research, but necessarily requires a degree of judgment from Sotheby's art experts. In the event of a title or authenticity claim against Sotheby's, Sotheby's may have recourse against the seller of the property and may have the benefit of insurance, but a claim could nevertheless expose Sotheby's to losses and to reputational risk.
Auction guarantees create the risk of loss resulting from the potential inaccurate valuation of art.
As discussed above, the art market is not a highly liquid trading market and, as a result, the valuation of art is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of works of art offered with auction guarantees. If management's judgments about the likely selling prices of works of art offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results of operations, financial condition and liquidity. (See Note Q of Notes to Consolidated Financial Statements for information related to auction guarantees.)
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
Future costs and obligations related to Sotheby's defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets, changes in statutory requirements in the U.K., and actuarial assumptions, each of which is unpredictable and may cause significant variability in Sotheby's employee benefit costs.
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
Sotheby's clients reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws or tax reporting obligations in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of clients to purchase or sell works of art through Sotheby's. Additionally, Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby’s unless it fails to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose Sotheby's to claims from tax authorities.

Insurance coverage for artwork may become more difficult to obtain, exposing Sotheby's to losses for artwork in Sotheby's possession.
Sotheby's maintains insurance coverage through brokers and underwriters for the works of art it owns and for works of art consigned to it by its clients, which are exhibited and stored at Sotheby's facilities around the world. An inability to adequately insure such works of art due to limited capacity of the global art insurance market could, in the future, have a material adverse impact on Sotheby's business.
Due to the nature of its business, valuable works of art are exhibited and stored at Sotheby's facilities around the world. Such works of art could be subject to damage or theft, which could have a material adverse effect on Sotheby's business and reputation.
Valuable works of art are exhibited and stored at Sotheby's facilities around the world. Although Sotheby's maintains state of the art security measures at its premises, valuable artworks may be subject to damage or theft. The damage or theft of valuable artworks despite Sotheby's security measures could have a material adverse impact on Sotheby's business and reputation. Sotheby's maintains insurance coverage for the works of art that are exhibited and stored at its facilities, which could significantly mitigate any potential losses resulting from the damage or theft of such works of art.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 2: PROPERTIES
Sotheby’s is headquartered at 1334 York Avenue, New York, New York (the “York Property”). The York Property contains approximately 439,000 square feet of building area and is home to Sotheby’s sole North American auction salesroom and principal North American exhibition space, including S|2, a private sale exhibition gallery. The York Property is also home to Sotheby's U.S. Dealer and Finance operations, as well as its corporate offices. The York Property was purchased by Sotheby's on February 6, 2009 for $370 million and had a net book value of $276.3 million as of December 31, 2012 (see Notes H and J of Notes to Consolidated Financial Statements). Prior to this purchase, Sotheby’s occupied the York Property subject to a 20-year lease which was entered into in conjunction with a sale-leaseback transaction in February 2003. Sotheby’s also leases office and exhibition space in several other major cities in North and South America.
Sotheby’s U.K. operations (primarily Auction) are centered at New Bond Street, London, where the main salesrooms, exhibition space and administrative offices are located. Sotheby's invested approximately $2.8 million in 2012 as part of a multi-year refurbishment of the gallery and exhibition space at New Bond Street. Management is expecting to invest an additional $2.8 million to complete the final phase of the refurbishment project in 2013 (see statement on Forward Looking Statements). Almost the entire New Bond Street complex is either owned or held under various freehold and long-term lease arrangements. In addition, Sotheby's leases 52,000 square feet for a warehouse facility in Greenford, West London under a lease that expires in 2030 and rents 950 square feet of gallery space in London for Noortman Master Paintings.
Below is a table summarizing Sotheby’s ownership, freehold and lease arrangements related to its London properties as of December 31, 2012 (in thousands of dollars, except for square footage):

	Square Footage	Net Book Value of Land	Net Book Value of Buildings and Building Improvements	Net Book Value of Leasehold Improvements	Total Net Book Value of London Premises
Owned property	10,907	$5,857	$2,375	$—	$8,232
Freeholds *	84,563	—	—	26,034	26,034
Leases with a remaining term greater than 10 Years	106,896	—	—	12,231	12,231
All other leases	29,207	—	—	2,062	2,062
Total	231,573	$5,857	$2,375	$40,327	$48,559
* Freeholds are occupancy arrangements in which there is no rent paid and the arrangement has no termination date.
In 2012, Sotheby's completed an expansion of its Hong Kong facilities located at One Pacific Place, which cost approximately $7.5 million. The expansion included the addition of a state-of-the-art gallery with over 15,000 square feet of selling and exhibition space, as well as significant enhancements to the existing Hong Kong administrative offices.
Sotheby’s also leases space primarily for Auction operations in various locations throughout Continental Europe, including salesrooms in Geneva and Zurich, Switzerland; Milan, Italy, and Paris, France.

Management believes Sotheby’s worldwide premises are adequate for the current conduct of its business. However, management continually analyzes Sotheby’s worldwide premises and related fixed assets for its current and future business needs as part of management's ongoing efforts to manage infrastructure and overhead costs. Management will evaluate available alternatives and, where appropriate, make any necessary changes to address Sotheby’s premises requirements with a continued focus on long-term shareholder value.
ITEM 3: LEGAL PROCEEDINGS
See Note P of Notes to Consolidated Financial Statements for information related to Legal Proceedings.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Information
The principal market for Sotheby’s Common Stock is the NYSE (symbol: BID). As of February 15, 2013, there were 1,037 holders of record of Sotheby’s Common Sock. The quarterly price ranges on the NYSE of Sotheby’s Common Stock during 2012 and 2011 were as follows:

	2012		2011
	High	Low	High	Low
Quarter Ended
March 31	$40.81	$28.16	$52.95	$38.23
June 30	$40.38	$28.91	$55.67	$37.17
September 30	$36.00	$27.43	$48.90	$27.53
December 31	$34.22	$27.98	$37.61	$25.00
Sotheby’s is party to a credit agreement with an international syndicate of lenders led by General Electric Capital, Corporate Finance, under which there are no limitations on dividend payments provided that: (i) there are no Events of Default, as defined in the credit agreement, (ii) the Aggregate Borrowing Availability, as defined in the credit agreement, equals or exceeds $100 million, and (iii) the Total Liquidity Amount, as defined in the credit agreement, equals or exceeds $150 million. (See “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note J of Notes to Consolidated Financial Statements for detailed information related to Sotheby's credit agreement led by General Electric Capital, Corporate Finance.)
The following table summarizes dividends declared and paid for each of the quarterly periods in 2012 and 2011 (in thousands of dollars, except per share amounts):

	2012		2011
	Per Share	Amount	Per Share	Amount
Quarter Ended
March 31	$0.08	$5,519	$0.05	$3,451
June 30	$0.08	$5,432	$0.05	$3,420
September 30	$0.08	$5,438	$0.05	$3,425
December 31	$0.28	$18,834	$0.08	$4,555
Total	$0.52	$35,223	$0.23	$14,851
In December 2012, the Board of Directors declared and Sotheby's paid accelerated first and second quarter of 2013 cash dividends totaling $0.20 per share (approximately $13.6 million), reflecting a 25% increase in Sotheby's quarterly dividend rate. This accelerated dividend is intended to be in lieu of quarterly dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
The declaration and payment of future dividends to shareholders remains at the discretion of Sotheby’s Board of Directors and is dependent upon many factors, including Sotheby’s financial condition, cash flows (in particular, its U.S. liquidity), legal requirements, and other factors as the Board of Directors deems relevant. It is the intention of Sotheby’s to continue to pay quarterly dividends at a rate of $0.10 per share beginning in the third quarter of 2013, subject to approval by the Board of Directors and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

Equity Compensation Plans
The following table provides information as of December 31, 2012 related to shares of Sotheby’s Common Stock that may be issued under its existing equity compensation plans, including the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”), the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”), and the Sotheby’s Amended and Restated Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	2,261	$21.92	1,306
Equity compensation plans not approved by shareholders	—	—	—
Total	2,261	$21.92	1,306
_____________________________________________________________

(1)	See Note N of Notes to Consolidated Financial Statements for a description of the material features of Sotheby’s equity compensation plans.

(2)
Includes 1,912,163 shares awarded under the Restricted Stock Unit Plan for which vesting is contingent upon future employee service and/or Sotheby’s achievement of certain profitability targets and 348,750 stock options for which vesting is contingent upon future employee service.

(3)
The weighted-average exercise price includes the exercise price of stock options and does not take into account 1,912,163 shares awarded under the Restricted Stock Unit Plan, which have no exercise price.

(4)
Includes 1,221,305 shares available for future issuance under the Restricted Stock Unit Plan, 35,350 shares available for issuance under the Stock Option Plan and 49,671 shares available for issuance under the Directors Stock Plan.

Performance Graph
The following graph compares the cumulative total shareholder return on Sotheby’s Common Stock for the five-year period from December 31, 2007 to December 31, 2012 with the cumulative return of the Standard & Poor’s MidCap 400 Stock Index (“S&P MidCap 400”) and Sotheby’s Peer Group (“the Peer Group”). The Peer Group consists of Nordstrom, Inc., Saks Holdings, Inc., Tiffany & Co. and Movado, Inc. Management believes the members of the Peer Group to be purveyors of luxury goods appealing to a segment of the population consistent with Sotheby’s own clientèle, as no other auction house of comparable market share or capitalization is publicly traded.
The graph reflects an investment of $100 in Sotheby’s Common Stock, the S&P MidCap 400, which includes Sotheby’s, and its Peer Group, respectively, on December 31, 2007, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

Comparison of Five-Year Cumulative Total Return Among Sotheby's, the Peer Group Index and the S&P MidCap 400 as of December 31, 2012

$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
Sotheby`s
Peer Group
S&P MidCap 400

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Sotheby's	$100.00	$23.96	$62.23	$125.40	$80.01	$95.76
Peer Group	$100.00	$37.04	$69.05	$96.24	$106.36	$120.73
S&P MidCap 400	$100.00	$63.71	$87.52	$110.85	$108.94	$128.40

ITEM 6: SELECTED FINANCIAL DATA

Year ended December 31	2012	2011	2010	2009	2008
	(Thousands of dollars, except per share data)
Statistical Metric:
Net Auction Sales (a)	$3,809,656	$4,240,573	$3,644,764	$1,912,589	$4,189,735
Income Statement Data:
Auction and related revenues	$717,231	$791,738	$731,021	$448,768	$616,625
Finance revenues	17,707	12,038	9,685	9,073	14,183
Dealer revenues	26,180	21,790	29,092	22,339	55,596
License fee revenues	6,124	5,228	3,682	3,270	3,438
Other revenues	1,250	1,042	829	1,508	1,717
Total revenues	$768,492	$831,836	$774,309	$484,958	$691,559
Net interest expense	$(42,879)	$(37,496)	$(45,080)	$(40,351)	$(31,652)
Net income (loss)	$108,292	$171,416	$160,950	$(6,528)	$26,456
Basic earnings (loss) per share	$1.59	$2.52	$2.37	$(0.10)	$0.39
Diluted earnings (loss) per share	$1.57	$2.46	$2.34	$(0.10)	$0.38
Cash dividends declared per share	$0.52	$0.23	$0.20	$0.30	$0.60
Balance Sheet Data:
Working capital	$706,244	$728,984	$573,020	$525,892	$662,993
Total assets	$2,575,095	$2,399,414	$2,178,628	$1,586,123	$1,662,968
Long-term debt, net (b)	$515,197	$464,552	$472,862	$512,939	$461,663
Shareholders’ equity	$992,826	$903,667	$771,508	$576,985	$572,093

(a)
Represents the hammer (sale) price of property sold at auction. See "Results of Operations for the Years Ended December 31, 2012 and 2011" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for other statistical metrics.

(b)
Includes the York Property capital lease obligation of $167.2 million as of December 31, 2008. Sotheby's purchased the York Property on February 6, 2009 and financed the purchase, in part, through the assumption of an existing $235 million mortgage (see Note J of Notes to Consolidated Financial Statements).

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Accordingly, Sotheby’s auction results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. (See Note U of Notes to Consolidated Financial Statements for Sotheby's quarterly results for the years ended December 31, 2012 and 2011.)
Use of Non-GAAP Financial Measures
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. EBITDA, EBITDA Margin, and Net Liquidity, as presented in MD&A under “Statistical Metrics,” are supplemental financial measures that are not required by or presented in accordance with GAAP.
Sotheby's defines EBITDA as net income (loss), excluding income tax expense (benefit), interest expense, interest income, and depreciation and amortization expense. Sotheby's defines EBITDA Margin as EBITDA as a percentage of total revenues. Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of EBITDA and EBITDA Margin may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner. Management believes that EBITDA and EBITDA Margin provide important supplemental measures of Sotheby's performance and that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in the evaluation of Sotheby's. Management also utilizes EBITDA in analyzing Sotheby's performance and in the determination of annual incentive compensation. A reconciliation of EBITDA to net income derived in accordance with GAAP is presented below under “Reconciliation of Non-GAAP Financial Measures.”
Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of available liquidity, excluding available borrowings under Sotheby's revolving credit facility, in consideration of the fact that Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Net Liquidity should not be considered as an alternative to cash and cash equivalents as reported in accordance with GAAP. A reconciliation of Net Liquidity to cash and cash equivalents reported in accordance with GAAP is presented below under “Reconciliation of Non-GAAP Financial Measures.”
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in Sotheby's Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management’s original estimates as future events and circumstances sometimes do not develop as expected. Note B of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of Sotheby's Consolidated Financial Statements. In addition, management believes that the following are its most critical accounting estimates, which are not ranked in any particular order, that may affect Sotheby’s reported financial condition and/or results of operations.

(1)
Valuation of Art—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. Accordingly, certain amounts reported in Sotheby's Consolidated Financial Statements and accompanying notes are dependent upon management's estimates of the realizable value of art held in inventory and art pledged as collateral for Finance segment loans.

If management determines that the estimated realizable value of a specific artwork held in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. (See Note F of Notes to Consolidated Financial Statements for information related to Sotheby's inventory balances.)
If the estimated realizable value of the art pledged as collateral for a Finance segment loan is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. (See Note E of Notes to Consolidated Financial Statements for information related to Finance segment loans.)

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
Due to the inherent subjectivity involved in estimating the realizable value of art, management's judgments about the estimated realizable value of art held in inventory and the estimated realizable value of art pledged as collateral for Finance segment loans may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon the sale of the art.

(2)
Legal Contingencies—Sotheby's is subject to legal proceedings, lawsuits, and other claims. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in management's settlement strategy. (See Note P of Notes to Consolidated Financial Statements for information related to legal contingencies.)

(3) Pension Obligations—The pension obligations related to Sotheby's U.K. defined benefit pension plan (the “U.K. Pension Plan”) are based on an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, expected long-term rate of return on plan assets, future expectations of inflation, expected future compensation increases, mortality assumptions and other factors, which are updated on at least an annual basis. In developing these assumptions and estimates, management considers current market conditions, market indices, and other relevant data.
The discount rate assumption represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate used to calculate the $2.8 million net pension benefit in 2012 related to the U.K. Pension Plan was 4.8%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.5 million. As of the December 31, 2012 measurement date, the discount rate used to calculate the $318.2 million benefit obligation related to the U.K. Pension Plan was 4.4%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in the benefit obligation of approximately $6.1 million.
The assumption for the expected long-term rate of return on plan assets is based on expected future appreciation, as well as dividend and interest yields available in equity and bond markets as of the December 31, 2012 measurement date and weighted according to the composition of invested plan assets as of that date. The expected long-term rate of return on plan assets used to calculate the $2.8 million net pension benefit in 2012 related to the U.K. Pension Plan was 6.3%. A hypothetical increase or decrease of 0.25% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.8 million.
The assumption for future average annual compensation increases is established after considering historical pensionable salary data for Sotheby's U.K. active plan participants and current economic data for inflation, as well as management's expectations for future pensionable salary growth. The assumption for future average annual compensation increases used to calculate the $2.8 million net pension benefit in 2012 related to the U.K. Pension Plan was 5.0%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in net annual pension cost of approximately $0.3 million. As of the date of the December 31, 2012 measurement date, the assumption for future annual compensation increases used to calculate the $318.2 million benefit obligation related to the U.K. Pension Plan was 4.2%. The decrease in the assumption for future average annual compensation increases is primarily attributable to a trend in which a greater proportion of compensation for active plan participants is composed of incentive-based compensation, which is not pensionable. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in the benefit obligation of approximately $1.8 million.

The mortality assumptions used in the actuarial valuation for the U.K. Pension Plan represent the approximate mortality rates for plan members based upon standardized data tables used by actuaries in the U.K., taking into account the demographics of U.K. Pension Plan members and allowances for longer future life expectancies. A hypothetical 5% decrease or increase in mortality rates would result in a decrease or increase in net pension cost of approximately $0.5 million. Additionally, a hypothetical 5% decrease or increase in life expectancies would result in a decrease or increase in the benefit obligation of approximately $3.4 million.
As of December 31, 2011, the accumulated net loss for the U.K. Pension Plan that had not yet been recognized in Sotheby's income statement was ($20.4) million, net of taxes. In 2012, the U.K. Pension Plan incurred an after-tax net loss of ($13.2) million largely due to a reduction in the discount rate used to measure plan liabilities as a result of lower corporate bond yields available as of the December 31, 2012 measurement date.
As of December 31, 2012, the accumulated net loss for the U.K. Pension Plan that has not yet been recognized in Sotheby's income statement was ($34.8) million, net of taxes. Unrecognized net gains and losses related to the U.K. Pension Plan are reflected net of taxes in the shareholders equity section of Sotheby's balance sheet within accumulated other comprehensive income (loss). If the pre-tax amount recorded in accumulated other comprehensive income (loss) exceeds 10% of the greater of the market-related value of the U.K. Pension Plan's assets or benefit obligation, that excess amount is systematically recognized as a component of future net pension expense or benefit over the average remaining service period active plan participants expect to receive benefits, which was estimated to be approximately 14.3 years as of December 31, 2012. It is expected that approximately $1.1 million ($1.5 million, pre-tax) of the ($34.8) million net loss related to the U.K. Pension Plan will be recognized as a component of the net pension benefit for the year ended December 31, 2013.
(See Note O of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan, as well as Sotheby's other material pension arrangements.)

(4)
Income Taxes and Other Transaction Taxes—The provision for income taxes involves a significant amount of management judgment regarding the interpretation of the relevant facts and laws in the many jurisdictions in which Sotheby's operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change Sotheby's effective tax rate and recorded tax balances.

As of December 31, 2012, Sotheby's had net deferred tax assets of $63.3 million, primarily resulting from deductible temporary differences which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $10.2 million to reduce Sotheby's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on Sotheby's effective income tax rate and results. Conversely, should management determine that Sotheby's will be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on Sotheby's effective income tax rate and results in the period such determination was made.

Due to the global complexity of tax regulation, Sotheby's records liabilities to address potential exposures involving uncertain tax positions that management has taken, or expects to take, on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications of statutes, rules, regulations, and interpretations. Management believes that Sotheby's recorded tax liabilities are adequate to cover all open years based on an assessment of the relevant facts and circumstances. This assessment involves assumptions and significant judgments about future events and potential actions by taxing authorities as well as past experiences. The cost of the ultimate resolution of these matters may be greater or less than the liability that Sotheby's has recorded. To the extent that management's opinion as to the outcome of these matters changes, income tax expense will be adjusted accordingly in the period in which such a determination is made. Sotheby's recognizes interest and penalties related to income taxes as income tax expense.

Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby’s unless it fails to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may require Sotheby’s to record a liability and corresponding charge to general and administrative expenses. The ultimate tax paid in respect of Sotheby's liability for sales, use, value-added and other indirect taxes may ultimately be higher or lower than the amount recorded on the balance sheet.
(See discussion of “Income Tax Expense” below, as well as Notes K, L, and P of Notes to Consolidated Financial Statements.)

(5)
Share-Based Payments—Sotheby's grants share-based payment awards as compensation to certain employees. A substantial portion of these awards vest only if Sotheby's achieves pre-established profitability targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's quarterly assessment of the likelihood and timing of achieving these future profitability targets. Accordingly, if the projections of future profitability used by management in its assessment prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease. (See Note N of Notes to Consolidated Financial Statements for information related to Sotheby's share-based payments.)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
This discussion should be read in conjunction with Note D of Notes to Consolidated Financial Statements, which provides financial information about Sotheby's segments.
Overview
In 2012, Sotheby’s reported net income of $108.3 million, a $63.1 million (37%) decrease in comparison to the prior year when net income was $171.4 million. This decrease is primarily attributable to a $79.4 million (11%) decline in auction commission revenues resulting from a 10% reduction in Net Auction Sales, as 2011 included an unprecedented level of sales from single-owner collections. The decline in auction commission revenues is partially offset by a $6.8 million (10%) improvement in private sale commission revenues due to higher transaction volume and a $5.7 million (47%) increase in finance revenues attributable to increased demand for art-related financing and the improved global reach of Sotheby's art-financing business.
The comparison of net income to the prior year is also unfavorably impacted by a bond redemption loss of $15 million ($8.3 million after taxes) incurred in the fourth quarter of 2012, as well as a non-recurring $13.6 million tax benefit recognized in 2011 resulting from the reversal of a valuation allowance against certain of Sotheby's deferred tax assets.
See the discussion below for greater detail on the significant factors impacting Sotheby’s 2012 results and the comparison to the prior year.
Outlook
Management remains confident in the global art market. Demand and prices continue to be strong, with year-to-date 2013 sales up over 30% when compared to 2012. However, the sales growth experienced thus far in 2013 has been in the categories of Impressionist, Modern and Contemporary Art, where the climate for the most high-value consignments remains very competitive and with such consignments often earning thinner auction commission margins. In order to enhance its revenue stream and strengthen profit margins, Sotheby’s will enact its first pricing change on commissions charged to buyers in almost five years, effective March 15, 2013. Under the new buyer's premium rate structure, buyers at auction will pay 25% on the first $100,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $100,000 up to and including $2 million; and 12% on any remaining amount above $2 million. (See "Auction Commission Margin" below for information related to the Sotheby's buyer's premium rate structure that was effective from June 1, 2008 and through March 14, 2013.)
(See statement on Forward Looking Statements. In addition, the art market has historically been cyclical; please refer to Part I, Item 1A, "Risk Factors," which summarizes the factors that could significantly influence and cause variability in Sotheby's operating results and liquidity.)

Results of Operations for the Years Ended December 31, 2012 and 2011
The table below presents a summary of Sotheby’s results of operations for 2012 and 2011, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Revenues:
Auction and related revenues	$717,231	$791,738	$(74,507)	(9%)
Finance revenues	17,707	12,038	5,669	47%
Dealer revenues	26,180	21,790	4,390	20%
License fee revenues	6,124	5,228	896	17%
Other revenues	1,250	1,042	208	20%
Total revenues	768,492	831,836	(63,344)	(8%)
Expenses **	554,073	560,365	6,292	1%
Operating income	214,419	271,471	(57,052)	(21%)
Net interest expense	(42,879)	(37,496)	(5,383)	(14%)
Extinguishment of debt, net	(15,020)	(1,529)	(13,491)	*
Other income (expense)	2,916	(1,057)	3,973	*
Income before taxes	159,436	231,389	(71,953)	(31%)
Equity in earnings of investees, net of taxes	251	59	192	*
Income tax expense	51,395	60,032	8,637	14%
Net income	$108,292	$171,416	$(63,124)	(37%)
Statistical Metrics:
Aggregate Auction Sales (a)	$4,473,625	$4,986,639	$(513,014)	(10%)
Net Auction Sales (b)	$3,809,656	$4,240,573	$(430,917)	(10%)
Items sold at auction with a hammer (sale) price greater than $1 million	556	685	(129)	(19%)
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$2,128,199	$2,307,648	$(179,449)	(8%)
Auction Commission Margin (c)	16.3%	16.6%	N/A	(2%)
Private Sales (d)	$906,510	$814,581	$91,929	11%
Consolidated Sales (e)	$5,406,315	$5,823,010	$(416,695)	(7%)
Average Loan Portfolio (f)	$335,898	$219,785	$116,113	53%
EBITDA (g)	$220,640	$286,596	$(65,956)	(23%)
EBITDA Margin (g)	28.7%	34.5%	N/A	(17%)
Net Liquidity (g)	$614,418	$511,457	$102,961	20%

Legend:
*	Represents a change in excess of 100%.
**	Expenses for 2011 include net restructuring charges of $4.8 million.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales, and Dealer revenues.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.

Impact of Changes in Foreign Currency Exchange Rates
In 2012, changes in foreign currency exchange rates had a net unfavorable impact of approximately ($1.9) million on Sotheby's operating income principally due to a slight strengthening of the U.S. Dollar versus the Pound Sterling, as summarized in the following table (in thousands of dollars):

Favorable/(Unfavorable)
Total revenues	$(9,608)
Total expenses	7,721
Operating income	$(1,887)
Revenues
In 2012 and 2011, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$622,391	$701,776	$(79,385)	(11%)
Private sale commission revenues	74,632	67,848	6,784	10%
Principal activities	(1,623)	125	(1,748)	**
Other auction and related revenues *	21,831	21,989	(158)	(1%)
Total auction and related revenues	717,231	791,738	(74,507)	(9%)
Other revenues:
Finance revenues	17,707	12,038	5,669	47%
Dealer revenues	26,180	21,790	4,390	20%
License fee revenues	6,124	5,228	896	17%
Other	1,250	1,042	208	20%
Total other revenues	51,261	40,098	11,163	28%
Total revenues	$768,492	$831,836	$(63,344)	(8%)

*
Principally includes commissions and other fees earned by Sotheby's on private sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues.

**	Represents a change in excess of 100%.
Auction and Related Revenues
In 2012, auction and related revenues decreased $74.5 million (9%) primarily due to a $79.4 million (11%) decline in auction commission revenues, partially offset by a $6.8 million (10%) increase in private sale commission revenues. See the discussion below for an explanation of the significant factors contributing to the decrease in auction and related revenues versus the prior year.
          Auction Commission Revenues—In its role as auctioneer, Sotheby’s accepts property on consignment and matches sellers (also known as consignors) to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of Net Auction Sales.
In 2012, auction commission revenues decreased $79.4 million (11%) due to a 10% decrease in Net Auction Sales and, to a much lesser extent, a decline in Auction Commission Margin. The decline in auction commission revenues versus the prior year includes the impact of unfavorable changes in foreign currency exchange rates, which contributed $8.1 million to the overall decrease. See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these statistical metrics.

Net Auction Sales—In 2012, Net Auction Sales decreased $431 million (10%) primarily due to a $464 million (58%) decline in sales attributable to single-owner collections, as the prior year included an unprecedented level of single-owner sales. Net Auction Sales are also unfavorably impacted by changes in foreign currency exchange rates, which contributed $42.8 million to the overall decrease. By major collecting category, the $431 million decrease in Net Auction Sales consists of:

•
A $357 million (42%) decline in worldwide sales of Asian Art due to the decline in single-owner sales, as discussed above. The overall Net Auction Sales decrease in Asian Art was also likely influenced by a slowdown in the major economies of that region, in particular, China.

•
A $115 million (12%) improvement in sales of Contemporary Art. The auctions of Contemporary Art in New York in the fourth quarter of 2012 achieved $410 million, representing the highest two-day sale results ever at Sotheby's and an $85 million increase from the comparable sales conducted in the fourth quarter of 2011.

•
A $58 million (7%) improvement in sales of Impressionist and Modern Art. The auctions of Impressionist and Modern Art in New York in the second quarter of 2012 included the sale of Edvard Munch's The Scream for $107 million ($119.9 million, including buyer's premium), the highest price ever for a work of art sold at auction.

•	A $193 million decline across a number of other collecting categories that included significant single-owner sales in the prior year.
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, the Auction Commission Margin earned by Sotheby's is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. For example, in salesrooms in the U.S., the buyer’s premium rate structure is 25% on the first $50,000 of hammer (sale) price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount above $1 million.
In certain situations, Auction Commission Margin is adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with the consignor in order to secure a high value consignment. Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its auction commission. Also, in situations when the guaranteed property sells for less than the guaranteed price, all or a portion of Sotheby's auction commissions are used to reduce the principal loss on the transaction. (See Note Q of Notes to Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.)
In 2012, Auction Commission Margin decreased from 16.6% to 16.3% principally due to sales mix, as there was a shift in the proportion of property sold in the various price bands of Sotheby's buyer's premium rate structure.
Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby’s acting as its exclusive agent in the transaction or a prospective buyer who is interested in purchasing a certain work of art privately.
In 2012, private sale commission revenues improved by $6.8 million (10%) due to an increase in the volume of sales transacted, particularly in the Contemporary Art collecting category. Private sales continue to be a strategic focus for Sotheby's and have become increasingly important to its overall financial performance, with private sale commission revenues now representing approximately 10% of total revenues. Prior to 2012, private sale commission revenues represented between 5% and 8% of annual total revenues during the five-year period between 2007 and 2011.
Finance Revenues
In 2012, Finance revenues increased $5.7 million (47%) due to a $116.1 million (53%) increase in the average loan portfolio balance. The growth in the loan portfolio is attributable to increased demand for art-related financing associated with client liquidity needs, the improved global reach of Sotheby's art-financing business, and an increase in loans made to refinance clients' auction and private sale purchases. (See Note E of Notes to Consolidated Financial Statements for information related to Finance segment loans.)
(Note: For the purposes of MD&A, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note D of Notes to Consolidated Financial Statements.)

Dealer Revenues and Cost of Sales
Dealer revenues principally include revenues earned from the sale of Noortman Master Paintings ("NMP") inventory and artworks purchased by Sotheby's for resale. To a lesser extent, Dealer revenues also include retail wine sales and commissions earned by NMP from the brokering of private art sales. Dealer cost of sales includes the net book value of items sold during the period and any writedowns to the carrying value of Dealer inventory.
The table below summarizes Dealer revenues, cost of sales, and gross profit (loss) for 2012 and 2011 (in thousands of dollars):

			Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Dealer revenues	$26,180	$21,790	$4,390	20%
Dealer cost of sales	(21,118)	(23,738)	2,620	11%
Dealer gross profit (loss)	$5,062	$(1,948)	$7,010	*
* Represents a change in excess of 100%
In 2012, Dealer segment results improved significantly primarily due to a substantial decrease in the level of inventory writedowns, which totaled $1.9 million in 2012 and $8.4 million in 2011. The prior year writedowns were almost entirely the result of a shift in NMP's selling strategy, as well as a general weakening of the private dealer market for certain categories of lower valued Old Master Paintings and a shift in the collecting tastes of NMP's clients. Also contributing to the improvement in Dealer segment results is a higher level of profitable sales of artwork purchased for investment purposes.
In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note N of Notes to Consolidated Financial Statements), management initiated a plan to restructure NMP’s business and sales strategy. As a result of the restructuring of its business and sales strategy, NMP has reduced its inventory of lower valued Old Master Paintings and shifted its focus to a select group of high-valued works of art. In furtherance of this strategy and due in part to a lower level of profitable sales, in the third quarter of 2012, management closed NMP's Amsterdam office and consolidated its operations into NMP's London office. These actions resulted in employee severance charges of $0.5 million recorded in the second quarter of 2012 and lease termination costs of $0.8 million recorded in the third quarter of 2012.
License Fee Revenues
In 2012, license fee revenues increased $0.9 million (17%) primarily due to a $0.5 million brand development fee earned in the third quarter of 2012 in connection with a new master franchise agreement entered into by Realogy Corporation to develop the Sotheby's International Realty brand in Australia's New South Wales market.
Expenses
In 2012 and 2011, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2012	2011	$ Change	% Change
Direct costs of services	$65,665	$69,507	$3,842	6%
Dealer cost of sales	21,118	23,738	2,620	11%
Marketing expenses	17,857	15,059	(2,798)	(19%)
Salaries and related costs	273,273	268,530	(4,743)	(2%)
General and administrative expenses	158,220	161,097	2,877	2%
Depreciation and amortization expense	17,942	17,604	(338)	(2%)
Restructuring charges, net	(2)	4,830	4,832	*
Total expenses	$554,073	$560,365	$6,292	1%
* Represents a change in excess of 100%

Direct Costs of Services
Direct costs of services consists largely of sale specific marketing costs such as auction catalogue production and distribution expenses, sale advertising and promotion expenses, and traveling exhibition costs. Also included in direct costs of services are sale-related shipping expenses, as well as debit and credit card fees associated with buyers from China. The level of direct costs incurred in any period is generally dependent upon the volume and composition of Sotheby’s auction and private sale offerings. For example, direct costs attributable to auctions of single-owner or other high-value collections are typically higher than those associated with standard various-owner auctions, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expenses.
In 2012, direct costs of services decreased $3.8 million (6%), reflecting the level and composition of Sotheby's auction sales and changes in foreign currency exchange rates, which contributed $0.8 million to the overall decrease. The overall decrease in direct costs of services is partially offset by a non-recurring $0.9 million recovery recognized in the second quarter of 2011 related to the sale of an object that was subject to a previous property loss claim, as well as a $0.9 million increase in private sales expense that is mostly attributable to two selling exhibitions conducted in Hong Kong in 2012, for which there were no comparable costs in the prior period.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of costs associated with corporate marketing activities, client service initiatives and strategic sponsorships of cultural institutions. In 2012, marketing expenses increased by $2.8 million (19%) largely due to brand promotion and regional marketing activities in Asia. In particular, management has continued to focus on developing the Sotheby's brand in China, where Sotheby's incurred marketing expenses of $1.2 million for a brand promotion campaign, $0.4 million for the promotion of its joint venture with Beijing GeHua Art Company prior to its formation (see "Strategic Initiatives" under Part I, Item 1, "Description of Business"), and $0.3 million to promote its new gallery and expanded premises in Hong Kong, which opened in the second quarter of 2012.
Salaries and Related Costs
In 2012 and 2011, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2012	2011	$ Change	% Change
Full-time salaries	$133,214	$127,959	$(5,255)	(4%)
Incentive compensation expense	54,916	68,035	13,119	19%
Share-based payment expense	19,240	18,918	(322)	(2%)
Payroll taxes	20,319	20,722	403	2%
Employee benefits	24,541	14,858	(9,683)	(65%)
Labor union severance costs	4,375	—	(4,375)	N/A
Other compensation expense *	16,668	18,038	1,370	8%
Total salaries and related costs	$273,273	$268,530	$(4,743)	(2%)

Statistical Metric:
Salaries and related costs as a % of revenues	35.6%	32.3%	N/A	(10%)

*	Principally includes expense related to the cost of temporary labor and overtime, and certain employment arrangements.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year.
Full-Time Salaries—In 2012, full-time salaries increased $5.3 million (4%) primarily due to strategic headcount and salary increases, partially offset by the impact of changes in foreign currency exchange rates which reduced full-time salaries by $2.1 million.

Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's annual incentive compensation program. The amount of incentive compensation awarded under this program is largely dependent upon the level of Sotheby's earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby's full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for brokering certain eligible private sale transactions. The $13.1 million (19%) decrease in accrued incentive compensation expense in 2012 is predominantly due to the lower level of Sotheby's earnings relative to the prior year.
Share-Based Payment Expense—Share-based payment expense consists of amortization expense related to performance-based equity compensation awards, restricted stock units, and stock options. Equity compensation awards are granted annually each February and the value of each annual award is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of shares ultimately expected to vest as a result of employee service. In addition, for performance-based equity compensation awards, the amount and timing of expense recognition is significantly impacted by management’s quarterly assessment of the likelihood and timing of achieving certain profitability targets. In 2012, share-based payment expense increased $0.3 million (2%), reflecting awards newly granted during the year and the results of management's quarterly assessment process. (See Note N of Notes to Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. (the "U.K. Pension Plan") is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability during a period, which result from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease employee benefit costs. On a consolidated basis, the cost increases (decreases) related to the DCP liability are offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected within other income (expense) (see discussion of "Other Income (Expense)" below).
In 2012, employee benefit costs increased $9.7 million (65%), in part due to significantly improved investment performance associated with the DCP, which increased employee benefit costs by $3.6 million. The comparison of employee benefit costs to the prior year is also negatively impacted by a $3.1 million increase in employee severance costs and a $2.7 million decrease in the net pension credit related to the U.K. Pension Plan (as discussed below), as well as the impact of the headcount and full-time salary increases discussed above. These increases are partially offset by a lower level of accrued costs related to Sotheby's U.S. retirement plans resulting from lower profit-sharing and incentive compensation-related accruals.
The decrease in the net pension credit related to the U.K. Pension Plan in 2012 is due to a decrease in the expected long-term rate of return on plan assets from 7.7% to 6.3%. In 2013, the net pension credit related to the U.K. Pension Plan is expected to decrease by approximately $1.6 million primarily due to the impact of net actuarial losses incurred in 2012, a portion of which will be amortized to the income statement in 2013. (See "Critical Accounting Estimates" above and statement on Forward Looking Statements.)
Labor Union Severance Costs—On June 30, 2011, the collective bargaining agreement applicable to 42 property handlers employed at Sotheby's New York City office expired. During the process of negotiations with the union representing the property handlers, the union made statements to the media threatening a strike. In order to avoid the impact of the union's threatened strike during the autumn 2011 sales season and in support of Sotheby's bargaining proposals, Sotheby's locked out members of the bargaining unit on July 29, 2011. On May 31, 2012, Sotheby's and the union agreed to a new collective bargaining agreement. In conjunction with the new collective bargaining agreement, Sotheby's offered severance benefits to the union members in exchange for the voluntary termination of their employment. The voluntary severance offer expired on July 20, 2012 with a total of 35 union members accepting, resulting in a charge of $4.4 million recognized in 2012. Management expects to recover a substantial portion of the total severance costs over the next three years as a result of cost savings associated with the new labor agreement with the property handlers union. (See statement on Forward Looking Statements.)

Other Compensation Expense—Other compensation expense typically includes the cost of temporary labor and overtime, as well as the amortization of expense related to certain employment arrangements. In 2012, other compensation expense decreased $1.4 million (8%) primarily due to lower temporary labor costs in London and New York, as well as lower current period amortization expense related to certain employment arrangements.
General and Administrative Expenses
In 2012, general and administrative expenses decreased $2.9 million (2%). The decline in general and administrative expenses versus the prior year includes the impact of favorable changes in foreign currency exchange rates, which contributed $2.1 million to the overall decrease.
The comparison of general and administrative expenses between the two periods is significantly influenced by a $4.9 million liability recorded in the fourth quarter of 2011 related to sales tax matters and subsequent adjustments recorded in 2012, which resulted in a net reduction to general and administrative expenses of $1.4 million. Additionally, in 2012, Sotheby's experienced a reduction in litigation-related charges and client goodwill gestures, as well as a lower level of bad debt expense as the prior year included losses related to uncollectible auction receivables which were not repeated in the current year.
The overall decrease in general and administrative expenses is largely offset by a $4.8 million (9%) increase in professional fees, primarily attributable to a higher level of consulting fees in support of Sotheby's strategic and corporate initiatives, as well as a higher level of legal fees and technology consulting costs. Additionally, in 2012, rent expense increased by $3.2 million (15%), largely due to Sotheby's expanded premises in Hong Kong, and information technology costs increased $1 million (15%), primarily in support of the sothebys.com website.
Net Interest Expense
In 2012, net interest expense increased $5.4 million (14%) primarily due to incremental interest expense resulting from the September 2012 issuance of $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). A portion of the net proceeds from the issuance of the 2022 Senior Notes was used to redeem all of the outstanding ($80 million) 7.75% Senior Notes, due June 2015, (the "2015 Senior Notes") on November 23, 2012 for a redemption price of $96.7 million (see "Extinguishment of Debt, Net" below). The comparison of interest expense to the prior year is also influenced by $2.2 million of non-recurring interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account.
Management currently expects to utilize approximately $182 million of the net proceeds from the issuance of the 2022 Senior Notes to settle Sotheby's 3.125% Convertible Notes (the "Convertible Notes"), which mature in June 2013. Upon the maturity of the Convertible Notes, Sotheby's expects to achieve annualized interest expense savings of approximately $4.7 million due to the lower interest rate on the 2022 Senior Notes (5.25%) when compared to the weighted average effective interest rate on the 2015 Senior Notes and the Convertible Notes (7.83%), partially offset by higher long-term debt levels. (See "Liquidity and Capital Resources" below and statement on Forward Looking Statements.)
Extinguishment of Debt, Net
On November 23, 2012, Sotheby's redeemed all of its outstanding 2015 Senior Notes ($80 million) for a redemption price of $96.7 million, which included $2.7 million in accrued interest and a $14 million redemption premium. The redemption of the 2015 Senior Notes resulted in a loss of $15 million, which included the write-off of approximately $1 million in unamortized debt issuance costs and discounts.
In August 2011, Sotheby's settled conversion requests related to the Convertible Notes totaling a principal amount of $18.1 million. The conversion obligation of $22.5 million, consisting of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash. Sotheby's simultaneously received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the related convertible note hedges. In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.
(See Note J of Notes to Consolidated Financial Statements for information related to Sotheby's long-term debt.)

Other Income (Expense)
In 2012, Sotheby's results include other income of $2.9 million as compared to other expense of ($1.1) million in 2011. The favorable comparison versus the prior year is largely the result of the investment performance of the trust assets related to Sotheby's DCP liability, which resulted in a gain of $2.4 million in 2012 and a loss of ($1.3) million in 2011. On a consolidated basis, gains and losses in the trust assets related to the DCP are largely offset by corresponding increases (decreases) in the value of the DCP liability, which are recorded within employee benefits costs (see “Salaries and Related Expenses” above).
Income Tax Expense
Sotheby's effective income tax rate was approximately 32% in 2012, compared to approximately 26% in 2011. The increase in the effective income tax rate is primarily the result of the reversal of a $13.6 million valuation allowance against certain state and local deferred tax assets in 2011 for which there is no comparable benefit recognized in the current year. Also impacting the comparison of the effective income tax rate to the prior year is an increase in the amount of deemed income from foreign subsidiaries that is currently taxable in the U.S., as well as the recording of a valuation allowance against foreign tax credits and foreign net operating losses. The overall increase in the 2012 effective income tax rate is partially offset by a reduction in Sotheby's state income tax expense for prior years as a result of the filing of amended tax returns.
Sotheby's effective income tax rate is influenced by the level and mix of earnings and losses by taxing jurisdiction in combination with the applicable differences between U.S. and foreign tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year could result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which could cause Sotheby's effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. This is particularly true in countries where Sotheby's has significant auction operations, including the U.K., Hong Kong, and Switzerland, where the statutory income tax rates are approximately 24%, 17%, and 23%, respectively. In 2012, the pre-tax income related to the U.K., Hong Kong, and Switzerland was $55.3 million, $17.5 million, and $17 million, respectively, which cumulatively comprised 73% of foreign pre-tax income and 56% of consolidated pre-tax income. In 2011, the pre-tax income related to the U.K., Hong Kong, and Switzerland was $82.8 million, $63.8 million, and $21.5 million, respectively, which cumulatively comprised 90% of foreign pre-tax income and 73% of consolidated pre-tax income.
American Taxpayer Relief Act of 2012—The American Taxpayer Relief Act of 2012 (the “U.S. Act”) was enacted on January 2, 2013. The U.S. Act, among other things, reinstated, retroactive to January 1, 2012, certain expired tax provisions relating to the U.S. tax treatment of deemed income earned by foreign subsidiaries. The change in tax law, including any retroactive effect, will be accounted for in the period of enactment; thus, the impact of these provisions will be reflected in Sotheby's 2013 financial statements. This legislation is not expected to have a material impact on Sotheby's results.
U.K. Finance Act 2012—The U.K. Finance Act 2012 (“the U.K. Act”) was enacted on July 17, 2012. The U.K. Act, among other things, reduced the U.K. statutory income tax rate from 25% to 24%, effective April 1, 2012, with a further reduction to 23% effective April 1, 2013. This legislation did not have a material impact on Sotheby's 2012 results and is not expected to have a material impact on Sotheby's 2013 results.
(See Notes K and L of Notes to Consolidated Financial Statements for more detailed information related to Income Taxes and Uncertain Tax Positions. In addition, see Item 1A, “Risk Factors.”)

Reconciliation of Non-GAAP Financial Measures
The following is a reconciliation of net income to EBITDA for 2012 and 2011 (in thousands of dollars):

	2012	2011
Net income	$108,292	$171,416
Income tax expense	51,395	60,032
Income tax expense related to earnings from equity investees	132	48
Interest income	(1,550)	(4,002)
Interest expense	44,429	41,498
Depreciation and amortization expense	17,942	17,604
EBITDA	$220,640	$286,596
The following is a reconciliation of cash and cash equivalents to Net Liquidity as of December 31, 2012 and 2011 (in thousands of dollars):

December 31	2012	2011
Cash and cash equivalents	$768,347	$890,633
Add: Restricted cash	31,974	28,143
Add: Accounts receivable	597,487	553,502
Subtract: Due to consignors	(599,614)	(774,535)
Subtract: Accounts payable and other accrued liabilities	(183,776)	(186,286)
Net Liquidity	$614,418	$511,457

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
This discussion should be read in conjunction with Note D of Notes to Consolidated Financial Statements, which provides financial information about Sotheby's segments.
Overview
In 2011, Sotheby’s had the second most profitable year in its history, with net income of $171.4 million, a 7% increase in comparison to 2010. These results reflected the growth of the global art market in the first half of 2011, with full year Net Auction Sales of $4.2 billion, a level that was comparable to the art market's most recent peak years between 2007 and 2008. This improvement in Sotheby's results was driven by a 7% increase in revenues attributable to growth in both auction and private sale commission revenues. Importantly, this growth was achieved with a significantly lower risk profile, as Sotheby's continued to be highly selective in its use of auction guarantees and, in 2011, only issued auction guarantees in tandem with risk and reward sharing arrangements that greatly reduced its financial exposure, but also contributed to a significant decrease in Auction Commission Margin. Offsetting the growth in revenues was a higher level of operating expenses due in part to increased compensation costs, a higher level of direct costs of services consistent with the volume and composition of auction sales, and the cost of investments in strategic initiatives. Sotheby's 2011 results were also favorably impacted by a $13.6 million tax benefit recognized due to the reversal of a valuation allowance against certain of Sotheby's deferred tax assets and a $7.6 million decrease in net interest expense.
See the discussion below for greater detail on the significant factors impacting Sotheby’s 2011 results and the comparison to 2010.

Results of Operations for the Years Ended December 31, 2011 and 2010
The table below presents a summary of Sotheby’s results of operations for 2011 and 2010, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Revenues:
Auction and related revenues	$791,738	$731,021	$60,717	8%
Finance revenues	12,038	9,685	2,353	24%
Dealer revenues	21,790	29,092	(7,302)	(25%)
License fee revenues	5,228	3,682	1,546	42%
Other revenues	1,042	829	213	26%
Total revenues	831,836	774,309	57,527	7%
Expenses **	560,365	500,311	(60,054)	(12%)
Operating income	271,471	273,998	(2,527)	(1%)
Net interest expense	(37,496)	(45,080)	7,584	17%
Extinguishment of debt, net	(1,529)	(6,291)	4,762	76%
Other (expense) income	(1,057)	2,952	(4,009)	*
Income before taxes	231,389	225,579	5,810	3%
Equity in earnings of investees, net of taxes	59	644	(585)	(91%)
Income tax expense	60,032	65,273	5,241	8%
Net income	$171,416	$160,950	$10,466	7%
Statistical Metrics:
Aggregate Auction Sales (a)	$4,986,639	$4,287,176	$699,463	16%
Net Auction Sales (b)	$4,240,573	$3,644,764	$595,809	16%
Items sold at auction with a hammer (sale) price greater than $1 million	685	530	155	29%
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$2,128,199	$2,030,545	$97,654	5%
Auction Commission Margin (c)	16.6%	18.3%	N/A	(10%)
Private Sales (d)	$814,581	$494,505	$320,076	65%
Consolidated Sales (e)	$5,823,010	$4,810,773	$1,012,237	21%
Average Loan Portfolio (f)	$219,785	$181,585	$38,200	21%
EBITDA (g)	$286,596	$288,323	$(1,727)	(1%)
EBITDA Margin (g)	34.5%	37.2%	N/A	(7%)
Net Liquidity (g)	$511,457	$307,173	$204,284	66%

Legend:
*	Represents a change in excess of 100%.
**	Expenses for 2011 include net restructuring charges of $4.8 million.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales, and Dealer revenues.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.

Impact of Changes in Foreign Currency Exchange Rates
In 2011, changes in foreign currency exchange rates had a net favorable impact of approximately $10.5 million on Sotheby's operating income, as summarized in the following table (in thousands of dollars):

Favorable/(Unfavorable)
Total revenues	$23,431
Total expenses	(12,971)
Operating income	$10,460
Revenues
In 2011 and 2010, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$701,776	$667,033	$34,743	5%
Private sale commission revenues	67,848	44,240	23,608	53%
Principal activities	125	(1,890)	2,015	**
Other auction and related revenues *	21,989	21,638	351	2%
Total auction and related revenues	791,738	731,021	60,717	8%
Other revenues:
Finance revenues	12,038	9,685	2,353	24%
Dealer revenues	21,790	29,092	(7,302)	(25%)
License fee revenues	5,228	3,682	1,546	42%
Other	1,042	829	213	26%
Total other revenues	40,098	43,288	(3,190)	(7%)
Total revenues	$831,836	$774,309	$57,527	7%

* Principally includes commissions and other fees earned by Sotheby's on private sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues.
** Represents a change in excess of 100%.
Auction and Related Revenues
In 2011, auction and related revenues improved $60.7 million (8%) almost entirely due to a higher level of auction and private sale commission revenues, as well as improved results from principal activities. See the discussion below for a more detailed explanation of the factors contributing to the improvement in auction and related revenues.
Auction Commission Revenues—In 2011, auction commission revenues improved $34.7 million (5%) due to a 16% increase in Net Auction Sales, partially offset by a decline in Auction Commission Margin from 18.3% to 16.6%. The comparison to 2010 is also favorably impacted by changes in foreign currency exchange rates, which increased auction commission revenues by $20.2 million. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these statistical metrics.

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
Auction Commission Margin—In 2011, Auction Commission Margin decreased 10% (from 18.3% to 16.6%) because of continued competitive pressures to win high value consignments, which resulted in a higher level of auction commissions shared with consignors and a lower level of seller's commission revenues.
Private Sale Commission Revenues—In 2011, private sale commission revenues improved by $23.6 million (53%) due to increased sales of high value property. For example, in 2011, the number of private sale transactions brokered by Sotheby's with an aggregate sale price in excess of $5 million increased by approximately 70%.
Principal Activities—In 2011, principal activities improved $2.0 million primarily due to a lower level of inventory writedowns and better results from the sale of guaranteed property that previously failed to sell at auction, partially offset by a lower share of overage earned from guaranteed property initially offered at auctions in 2011 than earned in 2010.
Finance Revenues
In 2011, Finance revenues increased $2.4 million (24%) due to a higher average loan portfolio balance, which was largely attributable to a $55 million client loan made in the fourth quarter of 2010, and higher interest rates earned on client loans in 2011. (See Note E of Notes to Consolidated Financial Statements for information related to Finance segment loans.)
(Note: For the purposes of MD&A, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note D of Notes to Consolidated Financial Statements.)
Dealer Revenues and Cost of Sales
The table below summarizes Dealer revenues, cost of sales, and gross (loss) profit for 2011 and 2010 (in thousands of dollars):

			Favorable/(Unfavorable)
	2011	2010	$ Change	% Change
Dealer revenues	$21,790	$29,092	$(7,302)	(25%)
Dealer cost of sales	(23,738)	(24,889)	1,151	5%
Dealer gross (loss) profit	$(1,948)	$4,203	$(6,151)	*
* Represents a change in excess of 100%
In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note N of Notes to Consolidated Financial Statements), management initiated a plan to restructure NMP’s business and sales strategy. As a result of the restructuring of its business and sales strategy, in 2011, NMP initiated a process to greatly reduce its inventory of lower valued Old Master Paintings and shift its focus to a select group of high-valued works of art. Accordingly, NMP sold a collection of lower valued works at various auction houses in the fourth quarter of 2011. In the ordinary course of NMP’s business, these objects would have been held for a longer period and sold in privately negotiated transactions. As a result of the strategy described above and due in part to a general weakening of the private dealer market for certain categories of Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients, inventory writedowns of $8.4 million were recorded in 2011, of which $5.7 million were recorded in the third quarter of 2011. In 2010, Dealer inventory writedowns totaled $3.1 million.

In 2011, Dealer segment results were also impacted by a significantly lower gross profit earned on NMP sales principally attributable to the weakening of the private dealer market for certain categories of Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients.
Expenses
In 2011 and 2010, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2011	2010	$ Change	% Change
Direct costs of services	$69,507	$60,940	$(8,567)	(14%)
Dealer cost of sales	23,738	24,889	1,151	5%
Marketing expenses	15,059	12,207	(2,852)	(23%)
Salaries and related costs	268,530	253,271	(15,259)	(6%)
General and administrative expenses	161,097	132,566	(28,531)	(22%)
Depreciation and amortization expense	17,604	16,492	(1,112)	(7%)
Restructuring charges, net	4,830	(54)	(4,884)	*
Total expenses	$560,365	$500,311	$(60,054)	(12%)
* Represents a change in excess of 100%
Direct Costs of Services
In 2011, direct costs of services increased $8.6 million (14%) primarily due to a higher volume of auction offerings and, in particular, a higher level of single-owner sales, which contributed $3.2 million to the overall increase. Additionally, direct costs of services increased due to fees associated with the broader usage of debit and credit cards by buyers from China. In 2011, direct costs of services were also unfavorably impacted by changes in foreign currency exchange rates, which contributed $1.7 million to the increase. Partially offsetting the overall increase in direct costs of services is an unexpected recovery of $0.9 million recognized in the second quarter of 2011 related to a property damage loss initially incurred in the first quarter of 2010.
Marketing Expenses
In 2011, marketing expenses increased by $2.9 million (23%) due to increased sponsorships of museums and other cultural institutions, as well as a higher level of costs incurred to support certain strategic initiatives, including brand promotion activities in China and other emerging markets and the enhancement of the sothebys.com website.

Salaries and Related Costs
In 2011 and 2010, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2011	2010	$ Change	% Change
Full-time salaries	$127,959	$114,040	$(13,919)	(12%)
Incentive compensation expense	68,035	68,199	164	—%
Share-based payment expense	18,918	20,250	1,332	7%
Payroll taxes	20,722	19,051	(1,671)	(9%)
Employee benefits	14,858	17,171	2,313	13%
Other compensation expense *	18,038	14,560	(3,478)	(24%)
Total salaries and related costs	$268,530	$253,271	$(15,259)	(6%)

Statistical Metric:
Salaries and related costs as a % of revenues	32.3%	32.7%	N/A	1%

*	Principally includes expense related to the cost of temporary labor and overtime, and certain employment arrangements.
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
Incentive Compensation—In 2011, incentive compensation is relatively unchanged when compared to 2010, which is consistent with the comparable level of EBITDA in the periods.
Employee Benefits—In 2011, employee benefit costs decreased $2.3 million (13%) largely as a result of market losses in deemed participant investments associated with the DCP, which reduced employee benefits costs by $3.1 million. On a consolidated basis, the cost reductions related to the DCP liability are offset by market losses in the trust assets related to the DCP liability, which are reflected within other (expense) income.
Also contributing to the decrease in employee benefit costs in 2011 is an increase of $1.8 million in the net pension credit related to the U.K. Pension Plan as a result of favorable changes in the market-based assumptions used to determine the net pension credit between the periods.
In 2011, the overall decrease in employee benefits is partially offset by $1.6 million in non-restructuring related severance costs incurred in 2011, for which there were no comparable costs in 2010. In addition, the comparison to 2010 is unfavorably impacted by higher employee benefit costs associated with the increase in full-time salaries discussed above.
Share-Based Payment Expense—In 2011, share-based payment expense decreased $1.3 million (7%) principally as a result of management’s reassessment of the likelihood and timing of achieving the profitability targets for certain performance-based equity awards. (See Note N of Notes to Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)

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

•	A $4.9 million charge recorded in the fourth quarter of 2011 related to a sales tax liability identified during the period.

•	A $4 million (17%) increase in travel and entertainment expenses in response to consignment opportunities throughout the year.

•
A $2.9 million (7%) increase in facilities-related expenses, due in part to $1.1 million in security costs incurred to minimize the business disruption associated with protests by Sotheby's unionized property handlers in New York. The increase in facilities-related expenses is also partially attributable to a $0.8 million increase in rent expense primarily due to the expansion of Sotheby's premises in Hong Kong.

•	A $2.3 million increase in bad debt expense due to losses from uncollectible Auction segment receivables in the U.K. and the U.S.

•	A $2.2 million increase in litigation claims and client goodwill gestures.

•	A $3 million increase due to unfavorable changes in foreign currency exchange rates.
Restructuring Plans and Related Charges
In 2011, Sotheby’s recorded Restructuring Charges of approximately $4.8 million related to the restructuring plan described below. In 2010, Sotheby's recorded immaterial adjustments to reduce previously recorded restructuring liabilities.
On June 27, 2011, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan (the “2011 Restructuring Plan”) impacting Sotheby’s operations in Italy and the Netherlands. The 2011 Restructuring Plan streamlined Sotheby’s European selling operations, with a renewed emphasis on relationships with key clients and the sourcing of important collections. The 2011 Restructuring Plan has also allowed Sotheby’s global management to focus resources on growing markets, especially China, and other strategic priorities. In the Netherlands, the 2011 Restructuring Plan resulted in the cessation of all local auction sales. In Italy, Sotheby’s significantly reduced its auction sales calendar, but has continued to conduct auctions of Contemporary and Modern Art. Sotheby’s continues to source property from Italy and the Netherlands for sale at its other selling locations throughout the world, as well as pursue private sale opportunities in Italy and the Netherlands.
The 2011 Restructuring Plan reduced staff by 24, which represented approximately 46% of Sotheby’s then current headcount in Italy and the Netherlands and 2% of its global headcount. The 2011 Restructuring Plan also allowed Sotheby’s to completely exit its leased Amsterdam salesroom, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.
In 2011, the charges associated with the 2011 Restructuring Plan consisted of $2.8 million in lease termination costs related to the Amsterdam salesroom and $2 million in employee termination benefits and other restructuring related charges. Substantially all of these charges have been paid as of December 31, 2012.
Net Interest Expense
In 2011, net interest expense decreased $7.6 million (17%) primarily due to Sotheby's repurchase of $48.3 million of its 7.75% Senior Notes in the fourth quarter of 2010, which resulted in a $3.7 million reduction in interest expense in 2011. Additionally, net interest expense also decreased due to lower credit facility related fees. Also impacting the comparison of net interest expense to 2010 is $2.2 million of interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account.

Extinguishment of Debt, Net
On December 21, 2010, Sotheby’s repurchased an aggregate principal amount of $48.3 million of its 7.75% Senior Notes for a purchase price of $53.1 million (representing 110% of the aggregate principal amount repurchased). This repurchase resulted in a loss of approximately $6.3 million, including fees, which was recognized in the fourth quarter of 2010.
In August 2011, Sotheby's settled conversion requests related to its 3.125% Convertible Notes totaling a principal amount of $18.1 million. The conversion obligation of $22.5 million, consisting of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash. Sotheby's simultaneously received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the related convertible note hedges. In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.
(See Note J of Notes to Consolidated Financial Statements for information related to Sotheby's long-term debt.)
Other (Expense) Income
Sotheby's results in 2011 included other expense of $1.1 million as compared to other income of $3.0 million in 2010. The unfavorable comparison versus 2010 was largely the result of the investment performance of the trust assets related to the DCP liability, which resulted in a loss of $1.3 million in 2011 and a gain of $1.8 million in 2010. On a consolidated basis, gains and losses in the trust assets related to the DCP were largely offset by corresponding adjustments to employee benefits costs (see “Salaries and Related Expenses” above).
Income Tax Expense
Sotheby's effective income tax rate was approximately 26% in 2011, compared to approximately 29% in 2010. The 2011 effective income tax rate was favorably impacted by the reversal of a $13.6 million valuation allowance against certain state and local deferred tax assets. The 2010 effective income tax rate was favorably impacted by the reversal of $5.9 million of federal tax reserves in connection with the expiration of the statute of limitations. Sotheby's effective income tax rate is also influenced by the level and mix of earnings and losses by taxing jurisdiction in combination with the applicable differences between U.S. and foreign tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year could result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which could cause Sotheby's effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. This is particularly true in countries where Sotheby's has significant auction operations, including the U.K., Hong Kong and Switzerland, where the statutory income tax rates are approximately 26%, 17%, and 23%, respectively. In 2011, the pre-tax income related to the U.K., Hong Kong, and Switzerland was $82.8 million, $63.8 million, and $21.5 million, respectively, which cumulatively comprised 90% of foreign pre-tax income and 73% of consolidated pre-tax income. In 2010, the pre-tax income related to the U.K., Hong Kong, and Switzerland was $87.3 million, $47.1 million, and $18.5 million, respectively, which cumulatively comprised 81% of foreign pre-tax income and 68% of consolidated pre-tax income. (See Notes K and L of Notes to Consolidated Financial Statements for more detailed information related to Income Taxes and Uncertain Tax Positions. In addition, see Item 1A, “Risk Factors.”)

Reconciliation of Non-GAAP Financial Measures
The following is a reconciliation of net income to EBITDA for 2011 and 2010 (in thousands of dollars):

	2011	2010
Net income	$171,416	$160,950
Income tax expense	60,032	65,273
Income tax expense related to earnings from equity investees	48	528
Interest income	(4,002)	(1,739)
Interest expense	41,498	46,819
Depreciation and amortization expense	17,604	16,492
EBITDA	$286,596	$288,323
The following is a reconciliation of cash and cash equivalents to Net Liquidity as of December 31, 2011 and 2010 (in thousands of dollars):

December 31	2011	2010
Cash and cash equivalents	$890,633	$483,663
Add: Restricted cash	28,143	18,812
Add: Accounts receivable, net	553,502	681,800
Subtract: Due to consignors	(774,535)	(675,586)
Subtract: Accounts payable and other accrued liabilities	(186,286)	(201,516)
Net Liquidity	$511,457	$307,173
FINANCIAL CONDITION AS OF DECEMBER 31, 2012
This discussion should be read in conjunction with Sotheby’s Consolidated Statements of Cash Flows. In 2012, total cash and cash equivalents decreased $122.3 million to $768.3 million primarily due to the factors discussed below.
Net Cash Used by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note E of Notes to Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly accounting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to an auction or private sale buyer and, in certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the quarterly balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a period is also a reflection of its net income, the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related amounts.
In 2012, net cash used by operating activities of $65.4 million is principally attributable to a net cash outflow of $229.6 million related to the settlement of auction and private sale transactions during the period. This net cash outflow was particularly influenced by $176 million in net sale proceeds paid to two consignors in the first quarter of 2012 related to certain high-value sales for which buyer payments were collected in the fourth quarter of 2011, and to a lesser extent, a $63 million increase in accounts receivable balances associated with situations in which Sotheby's paid the consignor in advance of receiving payment from the buyer. Also contributing to the cash outflows from operating activities was the funding of $61.4 million in tax-related payments. These net cash outflows were partially offset by cash inflows associated with Sotheby's net income of $108.3 million earned in the period.
Net Cash Used by Investing Activities—Net cash used by investing activities of $220.7 million is principally attributable to $198.7 million of net cash outflows related to client loans, reflecting an increased demand for art-related financing. Cash used by investing activities also includes capital expenditures of $19.7 million in 2012, a portion of which were made to support strategic initiatives, including $7.5 million for the expansion of Sotheby's premises in Hong Kong.

Net Cash Provided by Financing Activities—Net cash provided by financing activities of $153.8 million is principally due to $293.7 million in net proceeds received from the issuance of Sotheby's 5.25% Senior Notes, due October 1, 2022. This cash inflow is partially offset by $93.9 million paid to redeem all of Sotheby's remaining outstanding 2015 Senior Notes ($80 million plus a $14 million redemption premium), as well as $35.2 million of dividend payments, which include the impact of an accelerated first and second quarter of 2013 dividend paid in the fourth quarter of 2012 ($13.6 million). (See Part II, Item 5, "Market For Registrant's Common Equity and Related Shareholder Matters," for more information regarding the accelerated dividend.)
NET LIQUIDITY
Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable and current accrued liabilities were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of available liquidity, excluding available borrowings under Sotheby's revolving credit facility, in consideration of the fact that Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. (See "Use of Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures.")
As of December 31, 2012 and 2011, Net Liquidity was as follows (in thousands of dollars):

December 31	2012	2011
Cash and cash equivalents	$768,347	$890,633
Add: Restricted cash	31,974	28,143
Add: Accounts receivable	597,487	553,502
Subtract: Due to consignors	(599,614)	(774,535)
Subtract: Accounts payable and other accrued liabilities	(183,776)	(186,286)
Net Liquidity	$614,418	$511,457
See "Financial Condition" for a discussion of the factors contributing to the increase in Net Liquidity during 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of December 31, 2012 (in thousands of dollars):

	Payments Due by Year
	Total	2013	2014 to 2015	2016 to 2017		Thereafter
York Property Mortgage (1)
Principal payments	$227,232	$3,178	$224,054	$—		$—
Interest payments	30,959	11,492	19,467			—
Sub-total	258,191	14,670	243,521	—		—
Convertible Notes (1)
Principal payments	181,868	181,868	—	—		—
Interest payments	2,850	2,850	—	—		—
Sub-total	184,718	184,718	—	—		—
2022 Senior Notes (1)
Principal payments	300,000	—	—	—		300,000
Interest payments	157,673	15,923	31,500	31,500		78,750
Sub-total	457,673	15,923	31,500	31,500		378,750
Other commitments:
Operating lease obligations (2)	107,399	17,321	30,569	24,879		34,630
Employment arrangements (3)	13,288	7,864	4,271	1,153		—
Auction guarantees (4)	69,500	69,500	—	—		—
Unfunded loan commitments (5)	8,905	8,905	—	—		—
Uncertain tax positions (6)	482	482	—	—	—	—
Sub-total	199,574	104,072	34,840	26,032		34,630
Total	$1,100,156	$319,383	$309,861	$57,532		$413,380

(1)	See Note J of Notes to Consolidated Financial Statements for information related to the York Property Mortgage, the Convertible Notes, and the 2022 Senior Notes.

(2)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.

(3)
These amounts represent the remaining commitment for future salaries and other cash compensation (excluding any participation in Sotheby’s incentive compensation and share-based payment programs) related to employment arrangements with certain senior employees. (See Note P of Notes to Consolidated Financial Statements.)

(4)	See Note Q of Notes to Consolidated Financial Statements for information related to auction guarantees.

(5)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note E of Notes to Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(6)
Excludes the $23 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on Sotheby's balance sheet as of December 31, 2012. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note L of Notes to Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements: (i) see Note E of Notes to Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments, and (ii) see Note Q of Notes to Consolidated Financial Statements, which discusses auction guarantees.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note R of Notes to Consolidated Financial Statements.

CONTINGENCIES
For information related to contingencies: (i) see Note G of Notes to Consolidated Financial Statements, which discusses a contingent obligation related to Sotheby's interest in an equity method investment, (ii) see Note L of Notes to Consolidated Financial Statements, which discusses income tax contingencies, (iii) see Note P of Notes to Consolidated Financial Statements, which discusses legal and other tax contingencies, and (iv) see Note Q of Notes to Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note L of Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—Sotheby's continues to have significant cash balances and strong liquidity. In the second half of 2012, Sotheby's further improved its short and long-term liquidity by issuing $300 million of 5.25% senior notes, due October 2022, and by amending its credit agreement to provide an extended maturity date, an increased borrowing capacity, and greater operating flexibility. The proceeds from the issuance of the 5.25% senior notes were used, in part, to redeem all of the outstanding ($80 million) 7.75% senior notes, due June 2015, and a large portion of the remaining proceeds are expected to be used to settle all of the outstanding $182 million Convertible Notes, due June 2013. (See Note J of Notes to Consolidated Financial Statements and statement on Forward Looking Statements.)
Cash and Cash Equivalents—As of December 31, 2012, Sotheby’s had global cash and cash equivalents of approximately $768.3 million, of which $219.6 million was held in the U.S. and $548.7 million was held by foreign subsidiaries. The focus of Sotheby’s current investment policy is to preserve principal and ensure liquidity. Accordingly, current cash balances are invested in the highest rated overnight deposits.
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital, Corporate Finance (“GE Capital”). On December 19, 2012, Sotheby's, GE Capital, and the lenders named therein amended and restated the Credit Agreement (the “A&R Credit Agreement”) to, among other things, extend the maturity date from September 1, 2014 to December 19, 2017, increase the borrowing capacity from $200 million to $300 million, and provide further flexibility to Sotheby's. The following summary does not purport to be a complete summary of the A&R Credit Agreement, and is qualified in its entirety by reference to the A&R Credit Agreement, a copy of which was filed as Exhibit 10.1 to the Form 8-K that was filed by Sotheby's with the Securities and Exchange Commission ("SEC") on December 20, 2012. Capitalized terms used, but not defined, in this summary have the meanings set forth in the A&R Credit Agreement.
The A&R Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $100 million for borrowings in the U.K. and Hong Kong, and has a feature whereby any time until June 19, 2017, Sotheby's may request, subject to Lenders' approval, to increase the borrowing capacity by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined in reference to the levels of Sotheby's loan portfolio, art inventory balances, and Net Tangible Assets. In addition, up to $20 million of the borrowing capacity of the Revolving Credit Facility may be used to issue letters of credit. As of December 31, 2012, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $297.6 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
Borrowings under the Revolving Credit Facility are available in either U.S. Dollars, Pounds Sterling, or Hong Kong Dollars. The U.S. Borrowers and, subject to certain limitations, the U.K. Borrowers and Sotheby's Hong Kong, are jointly and severally liable for all obligations under the A&R Credit Agreement. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the A&R Credit Agreement. Sotheby's obligations under the A&R Credit Agreement are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.
The A&R Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the A&R Credit Agreement. However, the A&R Credit Agreement does not limit dividend payments and Common Stock repurchases provided that: (i) there are no Events of Default, (ii) the Aggregate Borrowing Availability equals or exceeds $100 million, and (iii) the Total Liquidity Amount equals or exceeds $150 million.

The A&R Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2012.
Liquidity and Capital Requirements—Sotheby’s generally relies on operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any borrowings under the Revolving Credit Facility is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of Sotheby’s business, the timing of auction and private sale settlements, the funding of notes receivable and consignor advances, and the geographic mix of cash and cash equivalent balances.
As of December 31, 2012, Sotheby’s had cash and cash equivalents of approximately $768.3 million, of which $219.6 million was held in the U.S. and $548.7 million was held by foreign subsidiaries. Of the $548.7 million in foreign cash balances, approximately $472 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $472 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. Management continually evaluates its assertions regarding the indefinite reinvestment of certain foreign cash balances. If circumstances were to change and cause management to change its assertion with respect to indefinitely reinvested foreign cash balances, Sotheby's could incur additional income tax expense. (See Note K of Notes to Consolidated Financial Statement and statement on Forward Looking Statements.)
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of the settlement of the 3.125% Convertible Notes, the funding of capital expenditures, and the payment of dividends, as well as the funding of the other short-term commitments due on or before December 31, 2013, as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $22 million to $27 million for the year ended December 31, 2013. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures, and the payment of dividends, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above.
Management believes that operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the December 19, 2017 expiration of the A&R Credit Agreement. Also, on September 12, 2012, Sotheby's filed an automatically effective Registration Statement on Form S-3ASR (the "Registration Statement") with the SEC, which Sotheby's could use to facilitate the raising of further capital through the issuance of debt securities, which may be in the form of notes or other types of debt securities. Sotheby's does not currently intend to issue any additional long-term debt.
The declaration and payment of future dividends to shareholders remains at the discretion of Sotheby’s Board of Directors and is dependent upon many factors, including Sotheby’s financial condition, cash flows (in particular, its U.S. liquidity), legal requirements, and other factors as the Board of Directors deems relevant. Dividends of $0.10 per share for the first and second quarter of 2013 were declared by the Board of Directors and paid in the fourth quarter of 2012. It is the intention of Sotheby’s to continue to pay quarterly dividends at a rate of $0.10 per share beginning in the third quarter of 2013, subject to approval by the Board of Directors and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.) (See Part II, Item 5, "Market For Registrant's Common Equity and Related Shareholder Matters," for more information regarding the accelerated dividend paid in the fourth quarter of 2012.)
Sotheby's continues to have significant cash balances and strong liquidity, especially in consideration of the $293.7 million in net proceeds received from the issuance of the 2022 Senior Notes in September 2012. These proceeds were used, in part, to redeem the remaining $80 million principal amount of 2015 Senior Notes in November 2012 for a price of $96.7 million. Management intends to utilize $181.9 million of the net proceeds to settle the Convertible Notes which mature on June 15, 2013. The remaining net proceeds, along with existing cash balances, will continue to provide Sotheby's flexibility in funding potential future operational and capital needs, including the further potential domestic and international growth of the Finance segment loan portfolio and possible future expenditures related to international growth markets such as China. Additionally, should business operations and liquidity, and in particular, U.S. cash balances and liquidity, remain strong, management will continue to evaluate traditional corporate finance alternatives, including repurchases of shares of Sotheby’s Common Stock and/or some action with respect to Sotheby’s dividend. (See statement on Forward Looking Statements.)

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
There are no recently issued accounting standards which management currently believes will have a material future impact on Sotheby's results of operations, financial condition or disclosures to its financial statements. For a summary of recently issued accounting standards that Sotheby's adopted in 2012, see Note T of Notes to Consolidated Financial Statements.
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
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the U.S. This legislation will significantly change the current banking and financial institution regulatory structure and affect the lending, deposit, investment, trading and operating activities of such financial institutions. Management continues to review the provisions of the Dodd-Frank Act, many of which are phased-in over time, and to assess its impact on Sotheby’s operations. However, while the ultimate effect of the Dodd-Frank Act on the financial services industry in general is uncertain at this time, management does not currently believe that this legislation will have a material impact on Sotheby's business. (See statement on Forward Looking Statements.)
See "Income Tax Expense" in "Results of Operations for the Years Ended December 31, 2012 and 2011" above for information regarding recent tax legislation enacted in the U.S. and U.K.
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
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of December 31, 2012, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the York Property Mortgage, (v) the 2022 Senior Notes, (vi) the Convertible Notes, (vii) the DCP liability and related trust assets, and (viii) outstanding forward exchange contracts.
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value related to its financial instruments. As of December 31, 2012, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $69 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of December 31, 2012, the notional value of outstanding forward exchange contracts was $15.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sotheby's
New York, New York

We have audited the accompanying consolidated balance sheets of Sotheby's and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby's and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note T to the consolidated financial statements, the Company has changed its method of presenting comprehensive income for the years ended 2012, 2011 and 2010 due to the adoption of Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE

New York, New York
February 28, 2013

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31	2012	2011	2010

Revenues:
Auction and related revenues	$717,231	$791,738	$731,021
Finance revenues	17,707	12,038	9,685
Dealer revenues	26,180	21,790	29,092
License fee revenues	6,124	5,228	3,682
Other revenues	1,250	1,042	829
Total revenues	768,492	831,836	774,309
Expenses:
Direct costs of services	65,665	69,507	60,940
Dealer cost of sales	21,118	23,738	24,889
Marketing expenses	17,857	15,059	12,207
Salaries and related costs	273,273	268,530	253,271
General and administrative expenses	158,220	161,097	132,566
Depreciation and amortization expense	17,942	17,604	16,492
Restructuring charges, net	(2)	4,830	(54)
Total expenses	554,073	560,365	500,311
Operating income	214,419	271,471	273,998
Interest income	1,550	4,002	1,739
Interest expense	(44,429)	(41,498)	(46,819)
Extinguishment of debt, net	(15,020)	(1,529)	(6,291)
Other income (expense)	2,916	(1,057)	2,952
Income before taxes	159,436	231,389	225,579
Equity in earnings of investees, net of taxes	251	59	644
Income tax expense	51,395	60,032	65,273
Net income	$108,292	$171,416	$160,950
Basic earnings per share - Sotheby’s common shareholders	$1.59	$2.52	$2.37
Diluted earnings per share - Sotheby’s common shareholders	$1.57	$2.46	$2.34
Cash dividends paid per common share	$0.52	$0.23	$0.20
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

Year Ended December 31	2012	2011	2010

Net income	$108,292	$171,416	$160,950
Other comprehensive income (loss), net of tax:
Cumulative foreign currency translation adjustments, net of tax of $477, $0, and ($2,975)	16,765	(7,006)	(4,342)
Defined benefit pension plan (losses) gains:
Net unrealized (losses) gains related to defined benefit pension plans, net of tax of ($3,949), ($9,321), and $8,778	(13,222)	(27,964)	23,732
Amortization of previously unrecognized net pension losses included in net income, net of tax of $0, $0, and ($3)	—	—	9
Total defined benefit pension plan (losses) gains	(13,222)	(27,964)	23,741
Other comprehensive income (loss)	3,543	(34,970)	19,399
Total comprehensive income	$111,835	$136,446	$180,349
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED BALANCE SHEETS (Thousands of dollars)

December 31	2012	2011
A S S E T S
Current Assets:
Cash and cash equivalents	$768,347	$890,633
Restricted cash	31,974	28,143
Accounts receivable, net of allowance for doubtful accounts of $6,628 and $7,163	597,487	553,502
Notes receivable, net of allowance for credit losses of $1,341 and $875	129,972	63,501
Inventory	92,187	113,606
Deferred income taxes	14,720	16,987
Income tax receivable	8,777	3,956
Prepaid expenses and other current assets	27,659	22,968
Total Current Assets	1,671,123	1,693,296
Notes receivable	317,068	169,182
Fixed assets, net	375,031	370,721
Goodwill and other intangible assets, net of accumulated amortization of $6,197 and $5,995	14,660	14,566
Equity method investments	15,136	14,942
Deferred income taxes	48,853	43,749
Trust assets related to deferred compensation liability	47,926	42,010
Pension asset	18,034	27,194
Income tax receivable	10,282	9,665
Other long-term assets	56,982	14,089
Total Assets	$2,575,095	$2,399,414
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$599,614	$774,535
Current portion of long-term debt, net	181,250	2,976
Accounts payable and accrued liabilities	78,434	64,121
Accrued salaries and related costs	70,388	82,630
Accrued income taxes	27,625	33,576
Deferred income taxes	239	515
Other current liabilities	7,329	5,959
Total Current Liabilities	964,879	964,312
Long-term debt, net	515,197	464,552
Deferred income taxes	45	970
Accrued income taxes	19,002	19,159
Deferred compensation liability	45,223	40,092
Other long-term liabilities	37,923	6,662
Total Liabilities	1,582,269	1,495,747
Commitments and contingencies (see Note P)
Shareholders’ Equity:
Common Stock, $0.01 par value	677	675
Authorized shares at December 31, 2012—200,000,000
Issued and outstanding shares—67,779,637 and 67,407,473
Additional paid-in capital	368,173	355,628
Retained earnings	674,351	601,282
Accumulated other comprehensive loss	(50,375)	(53,918)
Total Shareholders’ Equity	992,826	903,667
Total Liabilities and Shareholders’ Equity	$2,575,095	$2,399,414
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars)

Year Ended December 31	2012	2011	2010
Operating Activities:
Net income	$108,292	$171,416	$160,950
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization expense	17,942	17,604	16,492
Extinguishment of debt, net	15,020	1,529	6,291
Deferred income tax (benefit) expense	(936)	(5,176)	6,269
Share-based payments	19,240	18,918	20,250
Net pension benefit	(2,804)	(5,508)	(3,700)
Asset provisions	7,185	14,736	9,151
Amortization of debt discount	11,489	11,359	11,109
Excess tax benefits from share-based payments	(2,792)	(6,982)	(2,555)
Other	1,407	1,086	154
Changes in assets and liabilities:
Accounts receivable	(45,581)	92,430	(316,110)
Due to consignors	(184,067)	99,032	334,032
Inventory	12,513	(883)	3,966
Prepaid expenses and other current assets	(5,671)	(7,108)	(2,447)
Other long-term assets	(42,619)	(1,378)	(4,411)
Income tax receivable and deferred income tax assets	(4,824)	(2,725)	4,270
Accrued income taxes and deferred income tax liabilities	(4,395)	8,872	28,933
Accounts payable and accrued liabilities and other liabilities	35,221	(4,239)	69,094
Net cash (used) provided by operating activities	(65,380)	402,983	341,738
Investing Activities:
Funding of notes receivable	(352,810)	(208,921)	(306,905)
Collections of notes receivable	154,111	285,223	198,307
Capital expenditures	(19,689)	(17,111)	(17,999)
Proceeds from the sale of land and buildings	714	—	—
Distributions from equity investees	100	320	3,140
(Increase) decrease in restricted cash	(3,148)	(9,436)	3,777
Net cash (used) provided by investing activities	(220,722)	50,075	(119,680)
Financing Activities:
Proceeds from the issuance of 2022 Senior Notes	300,000	—	—
Payment of debt issuance costs	(6,286)	—	—
Repayments of 2015 Senior Notes	(93,853)	—	(53,153)
Repayment of Convertible Notes	—	(22,465)	—
Proceeds from the settlement of Convertible Note Hedges	—	4,350	—
Repayments of York Property Mortgage	(3,215)	(3,077)	(1,423)
Dividends paid	(35,223)	(14,851)	(13,620)
Proceeds from exercise of employee stock options	966	2,566	14,031
Excess tax benefits from share-based payments	2,792	6,982	2,555
Funding of employee tax obligations upon the vesting of share-based payments	(11,379)	(18,575)	(6,601)
Net cash provided (used) by financing activities	153,802	(45,070)	(58,211)
Effect of exchange rate changes on cash and cash equivalents	10,014	(1,018)	(1,763)
(Decrease) increase in cash and cash equivalents	(122,286)	406,970	162,084
Cash and cash equivalents at beginning of period	890,633	483,663	321,579
Cash and cash equivalents at end of period	$768,347	$890,633	$483,663

Supplemental information on non-cash investing and financing activities:
See Note E for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 (Thousands of dollars, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	$672	$317,081	$297,579	$(38,347)	$576,985
Net income			160,950		160,950
Other comprehensive income, net of tax				19,399	19,399
Stock options exercised	6	9,956			9,962
Common stock shares withheld to satisfy employee tax obligations	(3)	(6,598)			(6,601)
Net restricted stock forfeited and restricted stock units vested	(2)	2			—
Restricted stock units issued as per contractual employment arrangements		1,035			1,035
Amortization of share-based payment expense		20,381	(192)		20,189
Net tax benefit associated with the vesting or exercise of share-based compensation		2,555			2,555
Shares issued to directors		654			654
Cash dividends declared, $0.20 per common share			(13,620)		(13,620)
Balance at December 31, 2010	673	345,066	444,717	(18,948)	771,508
Net income			171,416		171,416
Other comprehensive loss, net of tax				(34,970)	(34,970)
Stock options exercised	1	2,565			2,566
Common stock shares withheld to satisfy employee tax obligations	(2)	(18,573)			(18,575)
Net restricted stock forfeited and restricted stock units vested	3	(3)			—
Restricted stock units issued as per contractual employment arrangements		149			149
Amortization of share-based payment expense		18,918			18,918
Net tax benefit associated with the vesting or exercise of share-based compensation		6,982			6,982
Net impact of Convertible Notes conversions and Convertible Note Hedge exercises		(374)			(374)
Shares issued to directors		898			898
Cash dividends declared, $0.23 per common share			(14,851)		(14,851)
Balance at December 31, 2011	675	355,628	601,282	(53,918)	903,667
Net income			108,292		108,292
Other comprehensive income, net of tax				3,543	3,543
Stock options exercised		966			966
Common stock shares withheld to satisfy employee tax obligations	(1)	(11,378)			(11,379)
Net restricted stock forfeited and restricted stock units vested	3	(3)			—
Amortization of share-based payment expense		19,240			19,240
Net tax benefit associated with the vesting or exercise of share-based compensation		2,792			2,792
Shares issued to directors		928			928
Cash dividends declared, $0.52 per common share			(35,223)		(35,223)
Balance at December 31, 2012	$677	$368,173	$674,351	$(50,375)	$992,826
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Business
Sotheby’s (or “the Company”) is one of the world’s two largest auctioneers of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property"). Sotheby’s operations are organized under three segments: Auction, Finance, and Dealer. The Auction segment functions principally as an agent by offering works of art for sale at auction and by brokering private sales of artwork. Sotheby’s also operates as a dealer in works of art through its Dealer segment, conducts art-related financing activities through its Finance segment and is engaged, to a lesser extent, in brand licensing activities. (See Note D for additional information related to Sotheby’s segments.)
Note B—Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby’s and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which Sotheby’s has significant influence over the investee, but does not have a controlling financial interest are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded, net of taxes, within Equity in Earnings of Investees in the income statement. Additionally, Sotheby’s interest in the net assets of its equity method investees is reflected within Equity Method Investments on the balance sheet. (See Note G for information related to Sotheby’s equity method investments.)
Foreign Currency Translation—Assets and liabilities of Sotheby’s foreign subsidiaries are translated at year-end exchange rates. Revenues, expenses, gains and losses are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded on the balance sheet within Accumulated Other Comprehensive Income (Loss) until the subsidiary is sold or liquidated.
Restricted Cash—Restricted Cash consists of amounts or deposits whose use is restricted by law, contract or management statement of intention. As of December 31, 2012 and 2011, Restricted Cash included $31.7 million and $23.2 million, respectively, of net auction proceeds owed to consignors in certain non-U.S. jurisdictions.
Valuation of Art—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective, and the realizable value of art often fluctuates over time. Accordingly, certain amounts reported in the Consolidated Financial Statements and accompanying notes are dependent upon management’s estimates of the realizable value of art held in inventory and art pledged as collateral for client loans. In estimating the realizable value of art, management relies on the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing art: (i) whether the artwork is expected to be offered at auction or sold privately, in the ordinary course of business; (ii) the supply and demand for works of art, taking into account economic conditions and changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved in the art market for comparable works of art within a particular collecting category and/or by a particular artist. Due to the inherent subjectivity involved in estimating the realizable value of art, management’s judgments about the estimated realizable value of art held in inventory and the estimated realizable value of art pledged as collateral for client loans may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon the sale of the art. (See below for a discussion of Sotheby’s accounting policies with respect to Notes Receivable and Inventory.)
Accounts Receivable and Allowance for Doubtful Accounts—Sotheby's Auction segment functions principally as an agent by offering works of art for sale at auction and by brokering private art sales. In its role as agent, Sotheby's accepts property on consignment and matches sellers (also known as consignors) to buyers through the auction or private sale process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. The amounts billed to buyers are recorded as Accounts Receivable on Sotheby's balance sheet.

Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. The Allowance for Doubtful Accounts principally includes management’s estimate of losses related to situations when Sotheby's has paid the net sale proceeds to the consignor, and it is probable that payment will not be collected from the buyer. The Allowance for Doubtful Accounts also includes an estimate of probable losses inherent in the remainder of the accounts receivable balance. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional information is received. Based on available information, management believes that the Allowance for Doubtful Accounts is adequate as of December 31, 2012; however, actual losses may ultimately exceed the recorded allowance. (See Note E for information related to Accounts Receivable.)
Notes Receivable and Allowance for Credit Losses—Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The determination of whether a specific loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional information is received. A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. An allowance is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan losses. (See Note E for information related to Notes Receivable.)
Inventory—Inventory consists of works of art owned by Sotheby's Dealer and Auction segments. Dealer inventory consists of artworks purchased for the purpose of resale, including works of art owned by Noortman Master Paintings (or "NMP"), an art dealer that sells works of art directly to private collectors and museums. Auction inventory consists principally of artworks obtained as a result of the failure of guaranteed property to sell at auction. In addition, Auction inventory includes artworks obtained incidental to the auction process primarily as a result of buyers defaulting on payment after consignors have been paid by Sotheby's and the settlement of authenticity claims made by buyers.
Inventory is valued on a specific identification basis at the lower of cost or management’s estimate of realizable value. If there is evidence that the estimated realizable value of a specific artwork held in inventory is less than its carrying value, a writedown is recorded to reflect management's revised estimate of realizable value. Writedowns to the carrying value of Dealer inventory are recorded within Dealer Cost of Sales. Writedowns to the carrying value of Auction inventory are recorded as a reduction to Auction and Related Revenues (see discussion of Sotheby's accounting policy for “Principal Activities” below).
Although all of the items held in Inventory are available for immediate sale, the timing of the eventual sale is difficult to predict due to the high value and unique nature of each item, as well as the cyclical nature of the global art market. Management expects that the items held in Inventory will be sold in the ordinary course of Sotheby's business during the normal operating cycle for works of art. (See Note F for information related to Inventory.)
Fixed Assets—Fixed Assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Buildings are depreciated over a useful life of up to 50 years. Building improvements are depreciated over a useful life of up to 20 years. Furniture and fixtures are depreciated over a useful life of up to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred in the acquisition or development of software for internal use. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically 10 years for enterprise systems and 3 years for other types of software. (See Note H for information related to Fixed Assets.)

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of potential impairment exist. These indicators could include a decline in Sotheby’s stock price and market capitalization, a significant change in the outlook for the reporting unit’s business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. An impairment loss is recognized for any amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair value of a reporting unit is estimated by management using a discounted cash flow methodology. Other intangible assets include an indefinite lived license obtained in conjunction with Sotheby's purchase of a retail wine business in 2008 and customer relationships acquired as a result of the acquisition of an auction house in Paris, France in March 2007.
As of December 31, 2012 and 2011, Goodwill and Other Intangible Assets totaled $14.7 million and $14.6 million, respectively, with $14.4 million and $14.2 million, respectively, relating to goodwill attributable to reporting units in the Auction segment. During 2012 and 2011, changes in the carrying value of goodwill were attributable solely to foreign currency exchange rate movements. Since 2007, Sotheby’s has recognized cumulative goodwill impairment losses of $18.4 million, all of which are attributable to NMP, a reporting unit in the Dealer segment. As of December 31, 2012 and 2011, there was no remaining goodwill related to NMP. As of December 31, 2012 and 2011, other intangible assets totaled $0.3 million and $0.4 million, respectively. In 2012, amortization expense related to other intangible assets was approximately $0.1 million and related solely to the amortization of customer relationships, which became fully amortized in May 2012. In 2011 and 2010, amortization expense related to other intangible assets was approximately $0.4 million and $0.9 million, respectively.
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
Valuation of Deferred Tax Assets—A valuation allowance is recorded to reduce Sotheby’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, previous losses in certain jurisdictions, projections of future taxable income, and ongoing prudent and feasible tax planning strategies.
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
Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which it recorded the valuation allowance (for example, if Sotheby's is no longer in a three-year cumulative loss position in the jurisdiction and management expects to have future taxable income in that jurisdiction based upon its forecasts and the expected timing of deferred tax asset reversals), management may reverse a portion or all of the valuation allowance in that jurisdiction.
(See Note K for information related to Income Taxes.)
Auction Guarantees—From time to time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. The liability related to auction guarantees represents the estimated fair value of Sotheby’s obligation to perform under its auction guarantees and is recorded on the balance sheet within Accounts Payable and Accrued Liabilities. The fair value of the auction guarantee liability is estimated based on an analysis of historical loss experience related to auction guarantees and does not include the impact of risk-sharing arrangements that may have mitigated all or a portion of any historical losses. (See Note Q for information related to Auction Guarantees.)

Financial Instruments—Sotheby’s material financial instruments include Cash and Cash Equivalents, Restricted Cash, Notes Receivable, the Deferred Compensation Liability, the Trust Assets related to the Deferred Compensation Liability, Long-Term Debt, and forward exchange contracts. The carrying amounts of Cash and Cash Equivalents, Restricted Cash, and Notes Receivable do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments. (See Notes J, O, and R for information on the fair value of Sotheby's other financial instruments.)
Revenue Recognition (Auction and Related Revenues)—Sotheby’s Auction segment functions as an agent by accepting property on consignment, stimulating buyer interest through professional marketing techniques, and matching sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s experts perform significant due diligence activities to authenticate and determine the ownership history of the property being sold. The principal components of Auction and Related Revenues are: (1) auction commission revenue, (2) private sale commission revenue, and (3) principal activities. The revenue recognition policy for each of these is described below.
(1) Auction Commission Revenues—In its role as auctioneer, Sotheby’s accepts property on consignment and matches sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of the hammer price of the property sold at auction.
On the fall of the auctioneer’s hammer, the highest bidder becomes legally obligated to pay the full purchase price, which includes the hammer price of the property purchased plus the buyer’s premium, and the seller is legally obligated to relinquish the property in exchange for the hammer price less any seller’s commissions. Auction commission revenue is recognized on the date of the auction sale upon the fall of the auctioneer’s hammer, which is the point in time when Sotheby’s has substantially accomplished what it must do to be entitled to the benefits represented by the auction commission revenue. Subsequent to the date of the auction sale, Sotheby’s remaining obligations for its auction services relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the auction services provided by Sotheby’s.
Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer, provided that the property has not been released to the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Management continually evaluates the collectability of amounts due from individual buyers and only recognizes auction commission revenue when the collection of the amount due from the buyer is reasonably assured. If management determines that it is probable that the buyer will default, a cancelled sale is recorded in the period in which that determination is made and the amount of any auction commission revenues previously recognized are reversed in Sotheby's income statement. Historically, the level of cancelled sales has not been material.
Auction commission revenues are recorded net of commissions owed to third parties. Commissions owed to third parties are principally the result of situations when auction commissions are shared with consignors or with Sotheby’s counterparties in auction guarantee risk and reward sharing arrangements (see Note Q). Additionally, in certain situations, commissions are shared with third parties who introduce Sotheby’s to consignors who sell property at auction or otherwise facilitate a sale of property through Sotheby's.
(2) Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Similar to auction sales, the principal service that Sotheby’s provides in a private sale transaction is the matching of the seller to a buyer. Private sales are initiated either by a client wishing to sell property with Sotheby’s acting as its exclusive agent in the transaction or a prospective buyer who is interested in purchasing a certain work of art privately. Such arrangements are evidenced by a legally binding agreement between Sotheby’s and the seller (a “Seller Agreement”), which outlines the terms of the arrangement, including the desired sale price and the amount or rate of commission to be earned. In certain situations, Sotheby’s also executes a legally binding agreement with the buyer stipulating the terms of the transaction (a “Buyer Agreement”).
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
Private sale commission revenues are included within Auction and Related Revenues in Sotheby's income statement. Private sale commission revenues are recorded net of commissions owed to third parties. In certain situations, commissions are shared with third parties who introduce Sotheby’s to consignors who sell property through a private sale transaction. In 2012, 2011, and 2010, private sale commission revenues totaled $74.6 million, $67.8 million, and $44.2 million, respectively.
(3) Principal Activities—Principal activities consist mainly of gains and losses related to auction guarantees including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction, and (iii) subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction.
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
Writedowns to the carrying value of previously guaranteed property that is held in inventory by Sotheby’s are recognized in the period in which management determines that the estimated realizable value of a specific artwork is less than its carrying value. Recoveries or losses resulting from the subsequent sale of previously guaranteed property are recognized in the period in which the sale is completed, title to the property passes to the purchaser, and Sotheby’s has fulfilled its obligations with respect to the transaction, including, but not limited to, delivery of the property. The amount of any such recovery or loss, which is recorded on a net basis within Auction and Related Revenues, is calculated as the difference between the proceeds received from the subsequent sale and the carrying value of the property held in inventory.
Revenue Recognition (Finance Revenues)—Finance Revenues consist principally of interest income earned on Notes Receivable. Such interest income is recognized when earned, based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan is outstanding during the period. A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan.
Revenue Recognition (Dealer Revenues)—Dealer revenues consist principally of proceeds from the sale of Dealer segment inventory and are recognized in the period in which the sale is completed, title to the property passes to the purchaser and Sotheby’s has fulfilled any other obligations that may be relevant to the transaction, including, but not limited to, delivery of the property. The carrying value of Dealer Inventory sold during a period is recorded within Dealer Cost of Sales.
Sales, Use and Value-Added Taxes—Sales, use and value-added taxes assessed by governmental authorities that are both imposed on and concurrent with revenue-producing transactions between Sotheby’s and its clients are reported on a net basis within revenues.
Direct Costs of Services—Direct costs of services, which consist largely of sale-specific marketing costs such as auction catalogue production and distribution expenses and sale advertising and promotion expenses, are deferred and recorded on the balance sheet within Prepaid Expenses and Other Current Assets until the date of the auction sale when they are recognized in the income statement. Also included in direct costs of services are sale-related shipping expenses, which are expensed in the period when the related service is provided to Sotheby's, and debit and credit card fees associated with buyers from China, which are expensed in the period when the payment is processed.

Share-Based Payments—Sotheby’s grants share-based payment awards as compensation to certain employees. A substantial portion of these awards vest only if Sotheby’s achieves established profitability targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's quarterly assessment of the likelihood and timing of achieving these future profitability targets. Accordingly, if the projections of future profitability used by management in its assessment prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease.
Compensation expense related to share-based payments is amortized according to a graded vesting schedule over the requisite employee service period. Compensation expense is also recognized for dividends and dividend equivalents related to unvested performance-based equity awards, as recipients of such awards are only entitled to receive such dividends and dividend equivalents upon the vesting of the award. (See Note N for information related to share-based payments.)
Comprehensive Income (Loss)—Comprehensive Income (Loss) reflects the net income (loss) for the period, as well as Other Comprehensive Income (Loss), and is reported in the statement of comprehensive income. Other Comprehensive Income (Loss) principally includes unrealized gains and losses related to Sotheby’s defined benefit pension plans, as well as the change in the foreign currency translation adjustment account during the period. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Income (Loss) on the balance sheet. Unrealized gains or losses recognized in Accumulated Other Comprehensive Income (Loss) related to Sotheby’s defined benefit plans are adjusted as they are subsequently recognized as components of net pension cost.
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
Note C—Earnings Per Share
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
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby's potential common shares include the following:

•
Unvested performance share units held by employees and incremental common shares issuable upon the exercise of employee stock options. Unvested performance share units are included in the computation of diluted earnings per share if the profitability targets inherent in such awards are achieved as of the balance sheet date. Incremental common shares issuable upon the exercise of stock options are included in the computation of diluted earnings per share in quarterly periods when the average price of Sotheby's Common Stock exceeds the exercise price of the stock options. (See Note N for information related to Sotheby's share-based compensation programs.)

•	Deferred stock units issued pursuant to the Sotheby's Stock Compensation Plan for Non-Employee Directors.

•
In reporting periods during which the average price of Sotheby's Common Stock exceeds the conversion price of its 3.125% Convertible Notes (the “Convertible Notes”), the net shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed. (See Note J for information related to the Convertible Notes.)

•
In reporting periods during which the average price of Sotheby's Common Stock exceeds the exercise price of the warrants that were sold in conjunction with the issuance of the Convertible Notes (the “Warrants”), the net shares that would be delivered to settle the Warrants. (See Note J for information related to the Warrants.)

In 2012 and 2011, 1.0 million and 0.5 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet dates. In 2010, no potential common shares related to unvested performance share units were excluded from the computation of diluted earnings per share.
The table below summarizes the computation of basic and diluted earnings per share for 2012, 2011, and 2010 (in thousands of dollars, except per share amounts):

	2012	2011	2010
Basic:
Numerator:
Net income attributable to Sotheby’s	$108,292	$171,416	$160,950
Less: Net income attributable to participating securities	450	1,988	3,779
Net income attributable to Sotheby’s common shareholders	$107,842	$169,428	$157,171
Denominator:
Weighted average common shares outstanding	67,691	67,282	66,318
Basic earnings per share - Sotheby’s common shareholders	$1.59	$2.52	$2.37
Diluted:
Numerator:
Net income attributable to Sotheby’s	$108,292	$171,416	$160,950
Less: Net income attributable to participating securities	446	1,949	3,729
Net income attributable to Sotheby’s common shareholders	$107,846	$169,467	$157,221
Denominator:
Weighted average common shares outstanding	67,691	67,282	66,318
Weighted average effect of Sotheby's dilutive potential common shares:
Convertible Notes	92	858	285
Performance share units	486	436	363
Non-employee director share deferrals	163	157	137
Stock options	95	102	219
Warrants	—	15	—
Weighted average dilutive potential common shares outstanding	836	1,568	1,004
Denominator for calculation of diluted earnings per share	68,527	68,850	67,322
Diluted earnings per share - Sotheby’s common shareholders	$1.57	$2.46	$2.34
Note D—Segment Reporting
Sotheby’s operations are organized under three segments: Auction, Finance, and Dealer. The Auction segment is an aggregation of operating segments in North and South America, Europe, and Asia, which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided. Sotheby’s chief operating decision making group, which consists of its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, regularly evaluates financial information about each operating segment in deciding how to allocate resources and assess performance. The performance of each segment is measured based on its pre-tax income (loss), excluding the unallocated items highlighted below in the reconciliation of segment income before taxes to income before taxes.
Sotheby’s Auction segment functions as an agent by accepting property on consignment, stimulating buyer interest through professional marketing techniques, and matching sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s experts perform significant due diligence activities to authenticate and determine the ownership history of the property being sold.
Sotheby’s Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess (see Note E).

Sotheby’s Dealer segment includes the activities of NMP, an art dealer that sells works of art from inventory directly to private collectors and museums and, from time-to-time, acts as a broker in private purchases and sales of art. The activities of the Dealer segment also include the purchase and resale of artworks directly by Sotheby’s and, to a lesser extent, retail wine sales and the activities of certain equity investees, including Acquavella Modern Art (see Note G). Under certain circumstances, the Dealer segment, with the assistance of Finance segment employees, provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid and any profit or loss is shared by Sotheby's and the art dealer according to their respective ownership interests.
All Other primarily includes the results of Sotheby’s brand licensing activities and other ancillary businesses, which are not material to Sotheby’s consolidated financial statements.
The accounting policies of Sotheby’s segments are the same as those described in the summary of significant accounting policies (see Note B). Auction segment revenues are attributed to geographic areas based on the location of the auction or private sale. Dealer segment revenues are attributed to geographic areas based on the location of the entity that holds legal title to the property sold. Finance segment revenues are attributed to geographic areas based on the location of the entity that originated the loan.
The following table presents Sotheby’s segment information for 2012, 2011, and 2010 (in thousands of dollars):

Year ended December 31, 2012	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$717,231	$25,486	$26,180	$7,374	$(7,779)	$768,492
Interest income	$2,465	$—	$6	$—	$(921)	$1,550
Interest expense	$44,425	$—	$4	$—	$—	$44,429
Depreciation and amortization	$17,325	$120	$463	$34	$—	$17,942
Segment income (loss) before taxes	$152,240	$18,595	$(1,423)	$5,338	$(15,314)	$159,436
Year ended December 31, 2011
Revenues	$791,738	$16,265	$21,790	$6,270	$(4,227)	$831,836
Interest income	$4,622	$—	$—	$—	$(620)	$4,002
Interest expense	$41,492	$—	$6	$—	$—	$41,498
Depreciation and amortization	$17,228	$113	$231	$32	$—	$17,604
Segment income (loss) before taxes	$225,600	$12,110	$(9,289)	$4,604	$(1,636)	$231,389
Year ended December 31, 2010
Revenues	$731,021	$17,200	$29,092	$4,511	$(7,515)	$774,309
Interest income	$2,217	$—	$—	$—	$(478)	$1,739
Interest expense	$46,814	$—	$5	$—	$—	$46,819
Depreciation and amortization	$15,605	$101	$757	$29	$—	$16,492
Segment income (loss) before taxes	$217,227	$14,776	$(1,697)	$2,737	$(7,464)	$225,579
For the years ended December 31, 2011 and 2010, Finance segment income before taxes includes $1 million and $3.4 million, respectively, in non-operating gains related to the remeasurement of foreign currency denominated client loans and intercompany balances. In 2012, the remeasurement of foreign currency denominated client loans and intercompany balances did not have a material impact on Finance segment results.
In the table of segment information above, the reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note E). The reconciling item related to Interest Income represents charges from the Auction segment to the Finance segment for intercompany borrowing costs.

The table below details the unallocated amounts and reconciling items related to segment income before taxes and provides a reconciliation of segment income before taxes to consolidated income before taxes for 2012, 2011, and 2010 (in thousands of dollars):

	2012	2011	2010
Auction	$152,240	$225,600	$217,227
Finance	18,595	12,110	14,776
Dealer	(1,423)	(9,289)	(1,697)
All Other	5,338	4,604	2,737
Segment income before taxes	174,750	233,025	233,043
Unallocated amounts and reconciling items:
Extinguishment of debt, net (see Note J)	(15,020)	(1,529)	(6,291)
Equity in earnings of investees	(294)	(107)	(1,173)
Income before taxes	$159,436	$231,389	$225,579
Equity in earnings of investees in the table above represents Sotheby’s pre-tax share of earnings related to its equity investees. Such amounts are included in the table above as part of Dealer segment loss, but are presented net of taxes in the Consolidated Income Statements below Income Before Taxes.
In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets (see Note N), management initiated a plan to restructure NMP’s business and sales strategy. As a result of the restructuring of its business and sales strategy, NMP has reduced its inventory of lower valued Old Master Paintings and shifted its focus to a select group of high-valued works of art. In furtherance of this strategy and due in part to a lower level of profitable sales, in the third quarter of 2012, management closed NMP's Amsterdam office and consolidated its operations into NMP's London office. These actions resulted in total exit costs of $1.3 million recognized in 2012, with employee severance charges of $0.5 million recorded in the second quarter of 2012 and lease termination costs of $0.8 million recorded in the third quarter of 2012. Despite the exit costs incurred in 2012, Dealer results for the year ended December 31, 2012, reflect an improvement from the prior year primarily due to a significantly lower level of inventory writedowns, which totaled $8.4 million in the prior year (see Note F).
The table below presents geographic information about Sotheby’s revenues for 2012, 2011, and 2010 (in thousands of dollars):

	2012	2011	2010
United States	$338,162	$319,364	$318,135
United Kingdom	221,716	243,032	233,785
China	108,399	156,361	111,651
Switzerland	41,061	36,258	29,133
France	40,972	49,688	44,764
Other Countries	25,961	31,360	44,356
Reconciling item:
Intercompany revenue earned by Finance from Auction	(7,779)	(4,227)	(7,515)
Total	$768,492	$831,836	$774,309
No other individual country exceeds 5% of total revenues for any of the periods presented.

The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2012 and 2011 (in thousands of dollars):

December 31	2012	2011
Auction	$1,977,620	$2,005,177
Finance	427,871	225,244
Dealer	85,748	93,588
All Other	1,224	1,048
Total segment assets	2,492,463	2,325,057
Unallocated amounts:
Deferred tax assets and income tax receivable	82,632	74,357
Consolidated assets	$2,575,095	$2,399,414
Substantially all of Sotheby's capital expenditures in 2012, 2011, and 2010 were attributable to the Auction segment.
Note E—Receivables
Accounts Receivable, Net—Sotheby's Auction segment functions principally as an agent by offering works of art for sale at auction and by brokering private art sales. In its role as agent, Sotheby's accepts property on consignment and matches sellers (also known as consignors) to buyers through the auction or private sale process. Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. Sotheby's private sale commissions are stipulated in a legally binding agreement between Sotheby’s and the seller, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned upon completion of the sale.
Under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to an auction or private sale buyer in order to support and market a sale. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to management approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. As of December 31, 2012, $36.6 million of buyer receivables (of which $32 million is related to one buyer) and $31.4 million of the amounts owed to consignors are classified within Other Long-Term Assets and Other Long-Term Liabilities, respectively, based on their corresponding payment due dates. None of the property related to these buyer receivables has been released to the buyer.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of December 31, 2012 and 2011, Accounts Receivable (net) includes $170 million and $107 million, respectively, related to situations when Sotheby's has paid the consignor before payment was collected from the buyer. As of December 31, 2012 and 2011, Accounts Receivable (net) also includes $83.7 million and $69.6 million, respectively, related to situations in which the buyer has taken possession of the property before making payment to Sotheby’s. Included in the $83.7 million is $3.9 million associated with purchases made by a related party (see Notes G and S). This related party receivable was collected in the first quarter of 2013.

Notes Receivable (net)—As of December 31, 2012 and December 31, 2011, Notes Receivable (net) consisted of the following (in thousands of dollars):

	December 31, 2012	December 31, 2011
Finance segment:
Secured loans	$425,138	$223,029
Auction segment:
Auction guarantee advances	16,224	7,512
Unsecured loan	2,142	2,142
Dealer segment:
Secured loan	3,536	—
Total Notes Receivable (net)	$447,040	$232,683
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
A consignor advance allows a seller to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future. Consignor advances normally have maturities ranging between three and six months and may sometimes be issued interest free as an incentive to the consignor for entering into the consignment agreement. Interest free consignor advances can represent a significant portion of the Finance segment loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. Interest bearing consignor advances typically carry a variable rate of interest.
Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the years ended December 31, 2012 and 2011, the Finance Segment made $95.4 million and $48.4 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within investing activities in the statement of cash flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the statement of cash flows. As of December 31, 2012 and December 31, 2011, Notes Receivable (net) included $77.4 million and $36.7 million, respectively, of such loans.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.
Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are also made at an initial LTV higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan or the disposal plans for the collateral.
Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. The table below provides information regarding the LTV ratio of Finance segment secured loans as of December 31, 2012 and 2011 (in thousands of dollars):

	December 31, 2012	December 31, 2011
Aggregate LTV ratio of Finance segment secured loans	48%	42%
Finance segment secured loans with an LTV above 50%	$120,662	$134,300
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$184,205	$225,200

From 2010 through 2012, Sotheby’s recognized $0.1 million of cumulative losses related to specific impaired Finance segment secured loans. The table below provides other credit quality information regarding Finance segment secured loans as of December 31, 2012 and 2011 (in thousands of dollars):

	December 31, 2012	December 31, 2011
Total secured loans	$425,138	$223,029
Loans past due	$33,737	$5,388
Loans more than 90 days past due	$32,665	$1,287
Non-accrual loans	$—	$—
Impaired loan	$—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$—
Allowance for credit losses based on historical data	1,341	875
Total Allowance for Credit Losses - secured loans	$1,341	$875
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of December 31, 2012, $33.7 million of the net Notes Receivable balance was considered to be past due, of which $32.7 million was more than 90 days past due. Management is continuing to accrue Finance Revenue on these past due loans. The collateral securing these loans has low auction estimates of approximately $77.7 million and $76.5 million, respectively. In consideration of the collateral related to these loans, current collateral disposal plans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of December 31, 2012 and December 31, 2011, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or interest that is deemed uncollectible. As of December 31, 2012 and December 31, 2011, there were no impaired loans outstanding.
During the period January 1, 2011 to December 31, 2012, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for Credit Losses as of January 1, 2011	$971
Change in loan loss provision	41
Write-offs	(137)
Allowance for Credit Losses at December 31, 2011	875
Change in loan loss provision	466
Allowance for Credit Losses as of December 31, 2012	$1,341
As of December 31, 2012, loans to three borrowers totaling $54.8 million (LTV of 48%), $51.1 million (LTV of 72%), and $50.5 million (LTV of 50%), respectively, each represented approximately 12% of the net Notes Receivable balance. For the year ended December 31, 2012, consolidated Finance Revenues include $4.6 million related to these three loans, which represents 26% of total Finance Revenues. No other loan exceeds 10% of the net Notes Receivable balance.
As of December 31, 2012, unfunded commitments to extend additional credit through Sotheby's Finance Segment were $8.9 million, of which $0.9 million is committed to an employee of Sotheby's who is not an Executive Officer. As of December 31, 2012, this same employee had an outstanding Finance segment loan of approximately $0.1 million.

Notes Receivable (Auction Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on the balance sheet within Notes Receivable (net). As of December 31, 2012 and 2011, auction guarantee advances totaled $16.2 million and $7.5 million, respectively. (See Note Q for information related to auction guarantees.)
Under certain circumstances, Sotheby's, through its Auction segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of December 31, 2012 and 2011, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the $2.1 million balance is collectible based on discussions with the borrower.
Notes Receivable (Dealer Segment)—Sotheby's Dealer segment, with the assistance of Finance segment employees, sometimes provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid and any profit or loss is shared by Sotheby's and the art dealer according to their respective ownership interests. As of December 31, 2012, Notes Receivable (net) included one Dealer segment loan of $3.5 million. No Dealer segment loans were outstanding as of December 31, 2011. In 2012, Sotheby's earned $0.4 million in interest income on such loans.
Weighted Average Interest Rates—In 2012 and 2011, the weighted average interest rates earned on Notes Receivable were 5.1% and 5.3%, respectively.
Note F—Inventory
Inventory consists of works of art owned by Sotheby's Dealer and Auction segments. Dealer inventory consists of artworks purchased for the purpose of resale, including works of art owned by NMP. Auction inventory consists principally of artworks obtained as a result of the failure of guaranteed property to sell at auction. In addition, Auction inventory includes artworks obtained incidental to the auction process primarily as a result of buyers defaulting on payment after consignors have been paid by Sotheby's and the settlement of authenticity claims made by buyers.
As of December 31, 2012 and 2011, Inventory consisted of the following balances by segment (in thousands of dollars):

December 31	2012	2011
Dealer	$60,515	$75,313
Auction	31,672	38,293
Total	$92,187	$113,606
In 2012, 2011, and 2010, Inventory writedowns by segment were as follows (in thousands of dollars):

	2012	2011	2010
Auction	$4,203	$4,101	$5,622
Dealer	1,933	8,375	3,100
Total	$6,136	$12,476	$8,722
In the third quarter of 2011, following the fifth anniversary of the acquisition of NMP and the expiration of the related financial performance targets, management initiated a plan to restructure NMP’s business and sales strategy. As a result of the restructuring of its business and sales strategy, NMP has reduced its inventory of lower valued Old Master Paintings and shifted its focus to a select group of high-valued works of art. Accordingly, NMP sold a collection of lower valued works at various auction houses in the fourth quarter of 2011. As a result of the new strategy described above and due in part to a general weakening of the private dealer market for certain categories of Old Master Paintings, as well as a shift in the collecting tastes of NMP’s clients, inventory writedowns of $8.4 million were recorded in 2011.
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

Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require Sotheby’s to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. Upon dissolution of AMA, if Sotheby’s and ACA elect not to liquidate the property and assets of AMA, any assets remaining after the payment of expenses and any other liabilities of AMA will be distributed to Sotheby’s and AMA as tenants-in-common or in some other reasonable manner. The net assets of AMA consist almost entirely of the Matisse Inventory. At both December 31, 2012 and 2011, the carrying value of the Matisse Inventory was $46.9 million.
As of December 31, 2012 and 2011, the carrying value of Sotheby’s investment in AMA was $11.2 million and $11.4 million, respectively. In 2012, 2011 and 2010, Sotheby's share of AMA's (losses) earnings, net of taxes, was ($0.1) million, $0.2 million and $0.7 million, respectively. From time-to-time, Sotheby’s transacts with the principal shareholder of ACA in the normal course of its business.
As of December 31, 2012 and 2011, the carrying value of Sotheby’s investment in another affiliate was $3.9 million and $3.5 million, respectively. Sotheby's does not control this affiliate; consequently, it uses the equity method to account for its investment. In 2012, 2011 and 2010, Sotheby's share of this affiliate’s earnings (losses), net of taxes, was $0.2 million, ($0.1) million, and $0.1 million, respectively.
Note H—Fixed Assets
As of December 31, 2012 and 2011, Fixed Assets consisted of the following (in thousands of dollars):

December 31	2012	2011
Land	$93,556	$93,300
Buildings and building improvements	217,399	214,138
Leasehold improvements	77,737	70,025
Computer hardware and software	72,708	70,333
Furniture, fixtures and equipment	74,371	72,401
Construction in progress	2,683	3,927
Other	2,424	2,300
Sub-total	540,878	526,424
Less: Accumulated Depreciation and Amortization	(165,847)	(155,703)
Total Fixed Assets, net	$375,031	$370,721
In 2012, 2011 and 2010, Depreciation and Amortization Expense related to Fixed Assets was $17.9 million, $17.2 million and $15.6 million, respectively.
Note I—Restructuring Plans and Related Charges
In 2011, Sotheby’s recorded Restructuring Charges of approximately $4.8 million related to the restructuring plan described below. In 2012 and 2010, Sotheby's recorded immaterial adjustments to reduce previously recorded restructuring liabilities.
On June 27, 2011, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan (the “2011 Restructuring Plan”) impacting Sotheby’s operations in Italy and the Netherlands. The 2011 Restructuring Plan streamlined Sotheby’s European selling operations, with a renewed emphasis on relationships with key clients and the sourcing of important collections. The 2011 Restructuring Plan has also allowed Sotheby’s global management to focus resources on growing markets, especially China, and other strategic priorities. In the Netherlands, the 2011 Restructuring Plan resulted in the cessation of all local auction sales. In Italy, Sotheby’s significantly reduced its auction sales calendar, but has continued to conduct auctions of Contemporary and Modern Art. Sotheby’s continues to source property from Italy and the Netherlands for sale at its other selling locations throughout the world, as well as pursue private sale opportunities in Italy and the Netherlands.
The 2011 Restructuring Plan reduced staff by 24, which represented approximately 46% of Sotheby’s then current headcount in Italy and the Netherlands and 2% of its global headcount. The 2011 Restructuring Plan also allowed Sotheby’s to completely exit its leased Amsterdam salesroom, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.
In 2011, the charges associated with the 2011 Restructuring Plan consisted of $2.8 million in lease termination costs related to the Amsterdam salesroom and $2 million in employee termination benefits and other restructuring related charges. Substantially all of these charges have been paid as of December 31, 2012.

Note J—Debt
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital, Corporate Finance (“GE Capital”). On December 19, 2012, Sotheby's, GE Capital, and the lenders named therein amended and restated the Credit Agreement (the “A&R Credit Agreement”) to, among other things, extend the maturity date from September 1, 2014 to December 19, 2017, increase the borrowing capacity from $200 million to $300 million, and provide further flexibility to Sotheby's. The following summary does not purport to be a complete summary of the A&R Credit Agreement, and is qualified in its entirety by reference to the A&R Credit Agreement, a copy of which was filed as Exhibit 10.1 to the Form 8-K that was filed by Sotheby's with the Securities and Exchange Commission on December 20, 2012. Capitalized terms used, but not defined, in this summary have the meanings set forth in the A&R Credit Agreement.
The A&R Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $100 million for borrowings in the U.K. and Hong Kong, and has a feature whereby any time until June 19, 2017, Sotheby's may request, subject to Lenders' approval, to increase the borrowing capacity by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined in reference to the levels of Sotheby's loan portfolio, art inventory balances, and Net Tangible Assets. In addition, up to $20 million of the borrowing capacity of the Revolving Credit Facility may be used to issue letters of credit. As of December 31, 2012, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $297.6 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
Borrowings under the Revolving Credit Facility are available in either U.S. Dollars, Pounds Sterling, or Hong Kong Dollars. The U.S. Borrowers and, subject to certain limitations, the U.K. Borrowers and Sotheby's Hong Kong, are jointly and severally liable for all obligations under the A&R Credit Agreement. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the A&R Credit Agreement. Sotheby's obligations under the A&R Credit Agreement are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.
The A&R Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the A&R Credit Agreement. However, the A&R Credit Agreement does not limit dividend payments and Common Stock repurchases provided that: (i) there are no Events of Default, (ii) the Aggregate Borrowing Availability equals or exceeds $100 million, and (iii) the Total Liquidity Amount equals or exceeds $150 million.
The A&R Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2012.
Sotheby’s has paid approximately $12.4 million in life-to-date arrangement and amendment fees related to the Credit Agreement and the A&R Credit Agreement, of which $2.5 million relates to the December 2012 amendment and restatement. These fees are being amortized on a straight-line basis to Interest Expense over the term of the facility. Additionally, Sotheby's is charged commitment fees ranging from 0.375% to 0.5% per year for undrawn amounts committed under the Revolving Credit Facility depending upon the level of borrowings. Sotheby's current commitment fee under the A&R Credit Agreement is 0.5%. The commitment fee under the Credit Agreement was 0.625%.
Long-Term Debt—As of December 31, 2012 and 2011, Long-Term Debt consisted of the following (in thousands of dollars):

December 31	2012	2011
York Property Mortgage, net of unamortized discount of $8,911 and $12,475	$218,375	$218,027
2015 Senior Notes, net of unamortized discount of $0 and $755	—	79,216
Convertible Notes, net of unamortized discount of $3,796 and $11,583	178,072	170,285
2022 Senior Notes	300,000	—
Less current portion:
York Property Mortgage	(3,178)	$(2,976)
Convertible Notes	(178,072)	$—
Total Long-Term Debt, net	$515,197	$464,552
(See the captioned sections below for information related to the York Property Mortgage, the 2022 Senior Notes, the 2015 Senior Notes, and the Convertible Notes.)

York Property Mortgage—On February 6, 2009, Sotheby's purchased the land and building located at 1334 York Avenue, New York, New York (the “York Property”) from RFR Holding Corp. (“RFR”) for a purchase price of $370 million. The York Property is home to Sotheby's sole North American auction salesroom and principal North American exhibition space, including S|2, Sotheby's private sale exhibition gallery. The York Property is also home to Sotheby's U.S. Dealer and Finance operations, as well as its corporate offices.
Sotheby's financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009, and the assumption of an existing $235 million mortgage on the York Property.
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the York Property Mortgage on or about July 1, 2015, subject to economic and financial market conditions, and available cash balances. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The fair value of the York Property Mortgage was computed using a discounted cash flow approach based on a market rate of interest, which was estimated by management. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through July 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense over the remaining expected term of the loan. As of December 31, 2012, the fair value of the York Property Mortgage was approximately $234 million and is based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
The net proceeds from the issuance of the 2022 Senior Notes were approximately $293.7 million, after deducting fees paid to the initial purchasers, and were used, in part, to redeem the remaining $80 million of outstanding 2015 Senior Notes on November 23, 2012, as discussed below. The remaining proceeds will be used for general corporate purposes, including the repayment of other existing indebtedness, including the Convertible Notes.
The 2022 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of Sotheby's existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the A&R Credit Agreement. Interest on the 2022 Senior Notes is payable semi-annually in cash on April 1 and October 1 of each year.
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
In addition, at any time prior to October 1, 2015, Sotheby's may redeem up to 35% of the aggregate principal amount of the 2022 Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 105.25% plus accrued and unpaid interest. The 2022 Senior Notes are not callable by holders unless Sotheby's is in default under the terms of the underlying indenture.

As of December 31, 2012, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $306.8 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
2015 Senior Notes—On June 17, 2008, Sotheby's issued $150 million aggregate principal amount of 7.75% Senior Notes, due June 15, 2015. The net proceeds from the issuance of the 2015 Senior Notes were approximately $145.9 million, after deducting the initial purchasers' discounts and fees. The 2015 Senior Notes had an effective interest rate of 8%.
On December 21, 2010, Sotheby's repurchased an aggregate principal amount of $48.3 million of 2015 Senior Notes for a purchase price of $53.1 million. This repurchase resulted in a loss of approximately $6.3 million, including fees, which was recognized in the fourth quarter of 2010 and is reported within Extinguishment of Debt (net) in the income statement.
On November 23, 2012, Sotheby's redeemed all of the remaining $80 million of outstanding 2015 Senior Notes for a redemption price of $96.7 million, which included $2.7 million in accrued interest and a $14 million redemption premium. The redemption of the 2015 Senior Notes resulted in a $15 million loss recognized in the fourth quarter of 2012, which includes the write-off of approximately $1 million in unamortized debt issuance costs and discounts. This loss is reported within Extinguishment of Debt (net) in the income statement.
Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Each of Sotheby's existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the A&R Credit Agreement. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby's may not redeem the Convertible Notes prior to their stated maturity date. As of December 31, 2012, the $181.9 million remaining principal amount of Convertible Notes had a fair value of $197.2 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
Upon conversion, the principal amount of the Convertible Notes is payable in cash, shares of Sotheby's Common Stock, or a combination thereof, at the option of Sotheby's, based on a conversion rate, as adjusted, of 29.5920 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price, as adjusted, of approximately $33.79 per share (the “Conversion Price”). The maximum number of shares of Common Stock that may be issued upon conversion is approximately 5.4 million shares. The conversion rate for the Convertible Notes is subject to adjustment for certain events.
The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes may only be converted under certain conditions, including, if during any fiscal quarter (and only during such fiscal quarter), the closing price of Sotheby's Common Stock exceeds $43.93 per share (i.e., 130% of the Conversion Price, as adjusted) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). For any Convertible Notes to be converted after March 15, 2013, Sotheby's must notify the holders of the method by which it will settle the conversion obligation (i.e., principal amount plus any conversion premium) two days prior to that date. Upon conversion, Sotheby's will pay or deliver, as the case may be, cash, shares of Common Stock, or a combination thereof, at its election. It is Sotheby's current intent and policy to settle up to the principal amount of the Convertible Notes in cash. Additionally, depending on the level of available cash and liquidity, as well as the amount of conversion requests received at any one time, Sotheby's may elect to settle the entire conversion obligation in cash.
On April 1, 2011, the trustee for the Convertible Notes notified bondholders that the Convertible Notes would be convertible at their option for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the Stock Price Trigger being met in the first quarter of 2011.
In June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. In accordance with the terms of the Convertible Notes, the conversion obligation was based on a formula, which is the sum of 1/30th of the product of the applicable conversion rate and the daily per share volume weighted average stock price for 30 consecutive trading days beginning three days after the conversion request is received from the trustee. The conversion obligation of $22.5 million related to these conversion requests, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash in August 2011. In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed. This loss is reported within Extinguishment of Debt (net) in the income statement.

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
As a result of the cash settlement of the June 2011 conversion requests, $8.2 million ($5.4 million, net of taxes) of the amount originally attributed to the embedded conversion option and recorded in Shareholders' Equity no longer met the conditions for equity classification. As a result, this amount was reclassified to Other Current Liabilities in Sotheby's June 30, 2011 balance sheet and was settled in August 2011.
As of December 31, 2012, the unamortized discount related to the Convertible Notes was $3.8 million and the carrying value of the embedded conversion option recorded in Shareholders' Equity was $30 million ($15.6 million, net of taxes). As of December 31, 2012, management evaluated the remaining embedded conversion option and concluded that it continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining embedded conversion option was not remeasured as of December 31, 2012 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
As of December 31, 2012, the entire carrying value of the Convertible Notes ($178.1 million) was reflected within Current Liabilities on Sotheby's balance sheet because the Convertible Notes are due to mature on June 15, 2013, which is within twelve months of the current balance sheet date. The Stock Price Trigger inherent in the Convertible Notes was not met during the fourth quarter of 2011. Accordingly, as of December 31, 2011, the entire carrying value of the Convertible Notes ($170.3 million) was reflected within Long-Term Debt on Sotheby's balance sheet.
Convertible Note Hedges and Warrant Transactions—On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the “Convertible Note Hedges”) that allow Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the Conversion Price of the Convertible Notes. The Convertible Note Hedges will cover, subject to customary anti-dilution adjustments, approximately 5.4 million shares of Sotheby's Common Stock. The Convertible Note Hedges may be settled in cash, Sotheby's Common Stock, or a combination thereof, and are intended to offset the impact of any conversion premium upon potential future conversions of the Convertible Notes. In the event that Sotheby's elects to settle the conversion premium related to any Convertible Note redemptions in cash, the Convertible Note Hedges allow Sotheby's to recover this amount in cash. In the event that Sotheby's elects to settle the conversion premium related to any Convertible Note redemptions in shares of its Common Stock, the Convertible Note Hedges offset the dilutive impact of any shares issued. The Convertible Note Hedges expire upon the maturity of the Convertible Notes.
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
The Convertible Note Hedges initially met the conditions for equity classification and, as a result, in June 2008, the related $40.6 million cost ($22.5 million, net of taxes) was recorded on Sotheby's balance sheet as a component of Additional Paid-In Capital within Shareholders' Equity. As a result of the cash settlement of the Convertible Note Hedges exercised in June 2011, $8.2 million ($5.3 million, net of taxes) of the amount originally recorded in Shareholders' Equity no longer met the conditions for equity classification. As a result, this amount was reclassified to Other Current Assets in Sotheby's June 30, 2011 balance sheet and settled in August 2011.
As of December 31, 2012, the carrying value of the Convertible Note Hedges recorded in Shareholders' Equity was $32.4 million ($17.2 million, net of taxes). As of December 31, 2012, management evaluated the remaining Convertible Note Hedges and concluded that they continued to meet the conditions for equity classification. Accordingly, the carrying value of the remaining Convertible Note Hedges was not remeasured as of December 31, 2012 and remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.

On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.8 million shares of Common Stock at $44.6391 per share, as adjusted, that may only be exercised beginning on the June 15, 2013 maturity date of the Convertible Notes. As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in net proceeds received from the sale of the Warrants was recorded on Sotheby's balance sheet within Additional Paid-In Capital in Shareholders' Equity. As of December 31, 2012, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby's Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under Sotheby's Long-Term Debt during the five years after the December 31, 2012 balance sheet date are as follows (in thousands of dollars):

2013	$215,311
2014	$31,753
2015	$243,268
2016	$15,750
2017	$15,750
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.
Interest Expense—In 2012, 2011, and 2010, Interest Expense consisted of the following (in thousands of dollars):

	2012	2011	2010
Revolving credit facility:
Amortization of amendment and arrangement fees	$1,764	$1,737	$2,695
Commitment fees	1,277	1,267	1,937
Sub-total	3,041	3,004	4,632
York Property Mortgage	16,770	16,868	17,007
2015 Senior Notes and 2022 Senior Notes	9,775	6,342	10,049
Convertible Notes	13,470	13,689	13,586
Other interest expense	1,373	1,595	1,545
Total Interest Expense	$44,429	$41,498	$46,819
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2015 Senior Notes, the 2022 Senior Notes, and the Convertible Notes.
In 2012, 2011, and 2010, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	2012	2011	2010
Contractual coupon interest expense	$5,683	$6,038	$6,250
Discount amortization	7,787	7,651	7,336
Total	$13,470	$13,689	$13,586
          Interest Paid—In 2012, 2011, and 2010, interest paid totaled $34.9 million, $26.7 million, and $33.3 million, respectively. Interest paid primarily consists of cash payments related to the York Property Mortgage, Sotheby’s long-term debt securities, and fees related to Sotheby's credit facility.

Note K—Income Taxes
In 2012, 2011, and 2010, the significant components of income tax expense consisted of the following (in thousands of dollars):

	2012	2011	2010
Income before taxes:
Domestic	$36,060	$44,876	$36,276
Foreign	123,376	186,513	189,303
Total	$159,436	$231,389	$225,579
Income tax expense—current:
Domestic	$21,536	$13,051	$9,362
State and local	1,020	7,397	3,820
Foreign	29,775	44,760	45,822
Sub-total	52,331	65,208	59,004
Income tax expense (benefit)—deferred:
Domestic	800	12,467	4,451
State and local	(2,016)	(18,428)	202
Foreign	280	785	1,616
Sub-total	(936)	(5,176)	6,269
Total	$51,395	$60,032	$65,273
In 2012, 2011, and 2010, income tax expense related to Sotheby’s equity in earnings of investees was approximately $0.1 million, $0.1 million, and $0.5 million, respectively.
As of December 31, 2012 and 2011, the components of Deferred Tax Assets and Liabilities consisted of the following (in thousands of dollars):

December 31	2012	2011
Deferred Tax Assets:
Asset provisions and accrued liabilities	$53,659	$53,071
Tax loss and credit carryforwards	11,306	7,097
Difference between book and tax basis of depreciable and amortizable assets	16,823	15,988
Sub-total	81,788	76,156
Valuation allowance	(10,235)	(6,000)
Total deferred tax assets	71,553	70,156
Deferred Tax Liabilities:
Step up in acquired assets	27	26
Pension obligations	3,553	5,917
Basis differences in equity method investments	4,684	4,962
Total deferred tax liabilities	8,264	10,905
Total	$63,289	$59,251
As of December 31, 2012, Sotheby’s had deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $11.3 million that begin to expire in 2015.

As of December 31, 2012 and 2011, Sotheby’s had provided valuation allowances of $10.2 million and $6.0 million, respectively, for foreign tax credits and certain foreign loss carryforwards. During 2012, the valuation allowance increased by $4.2 million based on management's assessment of Sotheby's ability to utilize these deferred tax assets against current and projected tax liabilities and income.
In 2012, 2011, and 2010, the effective income tax rate varied from the statutory tax rate as follows:

	2012	2011	2010
Statutory federal income tax rate	35.00%	35.00%	35.00%
State and local taxes, net of federal tax benefit	(0.10%)	(3.10%)	1.16%
Foreign taxes at rates different from U.S. rates	(9.73%)	(9.70%)	(9.09%)
Deemed income from foreign subsidiaries, net	2.82%	2.00%	1.90%
Tax Reserves	0.17%	0.70%	(2.95%)
Corporate-Owned Life Insurance	(0.52%)	0.20%	(0.28%)
Valuation Allowance	2.62%	0.25%	1.97%
Other Non-Deductible Expenses	0.51%	0.29%	0.80%
Non-Deductible Compensation	0.53%	0.33%	0.46%
Other	0.94%	(0.03%)	(0.03%)
Effective income tax rate	32.24%	25.94%	28.94%
The 2012 state and local tax benefit in the table above is primarily attributable to the filing of amended tax returns.
The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences (i.e., non-deductible expenses) on significant changes in pre-tax results by taxing jurisdiction and changes in valuation allowances and tax reserves. Additionally, in 2012, the effective income tax rate increased due to a higher amount of deemed income from foreign subsidiaries that is currently taxable in the U.S. and the recording of a valuation allowance against foreign tax credits and foreign net operating losses. In 2011, the effective income tax rate was impacted by a state and local tax benefit recognized due to the reversal of a valuation allowance against certain state and local deferred tax assets. In 2010, the effective income tax rate was impacted by a tax benefit recognized due to the expiration of the federal statute of limitations related to 2006.
As of December 31, 2012 and 2011, income taxes have not been provided on a cumulative total of $566.8 million and $487.5 million, respectively, of undistributed earnings of certain foreign subsidiaries that are intended to be indefinitely reinvested outside of the U.S. A determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is subject to many variables, such as the amount of foreign tax credits that may be available, if any, and is dependent on circumstances existing if and when remittance occurs. If these earnings were not indefinitely reinvested outside the U.S., and assuming no utilization of foreign tax credits in the U.S., a deferred tax liability of approximately $198.4 million would be recognized for U.S. federal income taxes. As of December 31, 2012, Sotheby's had provided income taxes of $0.1 million on undistributed earnings of a foreign subsidiary that is not intended to be indefinitely reinvested outside of the U.S.
Total net income tax payments during 2012, 2011, and 2010 were $61.4 million, $56.6 million, and $21.1 million, respectively.
Note L—Uncertain Tax Positions
As of December 31, 2012, 2011, and 2010, the liability for unrecognized tax benefits, excluding interest and penalties, was $35.4 million, $34.7 million and $29.2 million, respectively, consisting of the following (in thousands of dollars):

December 31	2012	2011		2010
Deferred income taxes (contra assets)	$12,445	$12,445		$12,445
Accrued income taxes (current)	482	—	—	—
Accrued income taxes (long-term)	22,473	22,244		16,749
Total liability for unrecognized tax benefits	$35,400	$34,689		$29,194
As of December 31, 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective income tax rate was $17.4 million and $18.2 million, respectively.

The table below presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2012, 2011, and 2010 (in thousands of dollars):

	2012	2011	2010
Balance at January 1	$34,689	$29,194	$50,064
Increases in unrecognized tax benefits related to the current year	2,484	5,928	3,596
Increases in unrecognized tax benefits related to prior years	1,689	1,488	1,218
Decreases in unrecognized tax benefits related to prior years	(3,350)	(1,317)	(17,411)
Decreases in unrecognized tax benefits related to settlements	—	(350)	(473)
Decreases in unrecognized tax benefits due to the lapse of the applicable statute of limitations	(112)	(254)	(7,800)
Balance at December 31	$35,400	$34,689	$29,194
In 2012, the net increase to the liability for unrecognized tax benefits related to current and prior years is primarily attributable to increased reserves related to transfer pricing and other U.S. federal and state and non-U.S matters, partially offset by the reduction of the liability for unrecognized tax benefits primarily related to U.S. state issues that are no longer uncertain tax positions as a result of filing amended state returns and to U.S. federal matters for which the timing of the deduction is now certain. In 2011, the net increase to the liability for unrecognized tax benefits related to current and prior years was primarily attributable to increased reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters, partially offset by the reduction of the liability for unrecognized tax benefits due to settlement of state and local tax audits. In 2010, the net decrease in the liability for unrecognized tax benefits related to current and prior years was primarily attributable to certain state and local loss carryforwards which are no longer available due to 2010 taxable income and the expiration of the 2006 federal statutory period, partially offset by an increase in reserves related to foreign earnings, the settlement of certain state and local audits, and various transfer pricing and other non-U.S. and state matters.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense (benefit) in its income statement. During 2012, 2011, and 2010, Sotheby’s recognized an expense of $0.5 million, an expense of $0.6 million, and a benefit of $1.1 million, respectively, for interest expense and penalties related to unrecognized tax benefits. As of December 31, 2012, 2011, and 2010, the liability for tax-related interest and penalties included on Sotheby's balance sheets was $1.8 million, $1.3 million, and $0.7 million, respectively. The net increases in 2012 and 2011 are primarily due to the accrual of additional interest in each year.
Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions and as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby's U.S. federal and various state and foreign tax returns are currently under examination by taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, which includes the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2005.
Management believes it is reasonably possible that a decrease of $4.3 million in the balance of unrecognized tax benefits can occur within 12 months of the December 31, 2012 balance sheet date primarily as a result of the tolling of the statute of limitations and an expected settlement of an ongoing tax audit.

Note M—Lease Commitments
Sotheby’s conducts business on premises leased in various locations under long-term operating leases expiring at various dates through 2060. In 2012, 2011 and 2010, net rental expense under Sotheby’s operating leases was $17.4 million, $14.7 million, and $13.8 million, respectively, which was recorded in General and Administrative Expenses in Sotheby's income statements. Future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2012 were as follows (in thousands of dollars):

2013	$17,321
2014	15,682
2015	14,887
2016	13,508
2017	11,371
Thereafter	34,630
Total future minimum lease payments	$107,399
The future minimum lease payments in the table above exclude future minimum sublease rental receipts of $4.6 million owed to Sotheby’s under noncancellable subleases. In addition to the operating lease payments in the table above, under the terms of certain leases, Sotheby’s is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.
Note N—Shareholders’ Equity, Dividends and Share-Based Payments
Common Stock—The principal U.S. market for Sotheby’s Common Stock is the New York Stock Exchange (the “NYSE”) (Symbol: BID). Each share of Sotheby's Common Stock has a par value of $0.01 per share and is entitled to one vote.
Preferred Stock—Sotheby’s has the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were outstanding as of December 31, 2012, 2011 and 2010.
Dividends—The following table summarizes dividends declared and paid in 2012, 2011 and 2010 (in thousands of dollars, except per share amounts):

Year	Dividends Per Common Share	Total Dividends
2012	$0.52	$35,223
2011	$0.23	$14,851
2010	$0.20	$13,620
During 2012, Sotheby's paid dividends of $35.2 million ($0.52 per common share), which includes a $13.6 million ($0.20 per common share) accelerated dividend for the first and second quarter of 2013 that was declared by Sotheby's Board of Directors and paid in December 2012.
The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition (in particular, U.S. liquidity), cash flows, legal requirements and other factors as the Board of Directors deems relevant.
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units and stock options. Each type of share-based payment is explained below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the income statement. In 2012, 2011 and 2010, compensation expense related to share-based payments was as follows (in thousands of dollars):

	2012	2011	2010
Pre-Tax	$19,240	$18,918	$20,250
After-Tax	$13,078	$12,536	$14,330
In 2012 and 2011, Sotheby's realized $2.8 million and $7.0 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the balance sheet as an increase to Additional Paid-in Capital and are classified within financing activities in the statement of cash flows.

As of December 31, 2012, unrecognized compensation expense related to the unvested portion of share-based payments was $19.1 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.8 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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
Performance Share Units (or “PSU's”) are RSU's which vest ratably, generally over four years, if Sotheby's achieves certain profitability targets. Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are credited to holders of PSU's and are only paid for the portion of PSU's that vest. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU's better align Sotheby's variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby's management with its shareholders. Accordingly, Sotheby's intends to grant future share-based payment awards in the form of PSU's with performance and service conditions.
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
On February 6, 2013, Sotheby's issued 675,205 PSU's with a fair value of approximately $24.1 million as follows: (i) 579,419 PSU's with a fair value of $20.7 million related to Sotheby's incentive compensation programs and (ii) 95,786 PSU's with a fair value of $3.4 million issued to Mr. Ruprecht in relation to his September 2010 employment agreement, as discussed below under "Chief Executive Officer Employment Agreement."
Chief Executive Officer Employment Agreement—Effective September 1, 2010, Sotheby's entered into an employment agreement with William F. Ruprecht, its President and Chief Executive Officer. This employment agreement is for a four-year term ending on August 31, 2014, with one year renewals thereafter unless Sotheby's or Mr. Ruprecht provides notice of non-renewal at least five months prior to the end of the term or an annual extension. Among other things, Mr. Ruprecht's employment agreement entitles him to annual PSU grants beginning in 2011 subject to minimum ($3.5 million) and maximum ($4.5 million) levels, the value of which are determined at the discretion of the Compensation Committee.
Summary of Restricted Stock, RSU’s, and PSU’s—In 2012, changes to the number of outstanding Restricted Stock shares, RSU’s, and PSU’s were as follows (shares in thousands):

	Restricted Stock Shares, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,990	$23.89
Granted	717	$38.40
Vested	(738)	$20.76
Canceled	(57)	$27.70
Outstanding at December 31, 2012	1,912	$30.39
The aggregate fair value of Restricted Stock and RSU’s that vested during 2012, 2011 and 2010 was $28.1 million, $45.2 million, and $18.4 million, respectively, based on the closing stock price on the dates the shares vested. As of December 31, 2012, 1.2 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.

Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant.
On February 9, 2010, the Compensation Committee approved a grant of 0.5 million stock options with a grant date fair value of $10.48 per share to five senior executives. These stock options have an exercise price of $22.11 and vest evenly over four years. Prior to this grant, no stock options were issued by Sotheby’s since 2005, and no stock options were granted in 2011 or in 2012. As a result of this stock option grant, Sotheby's recognized share-based payment expense of $0.8 million, $1.5 million, and $2.5 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, 35,350 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
In 2012, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	392	$21.94
Exercised	(44)	$22.11
Outstanding at December 31, 2012	348	$21.92	7.0	$4,081
Exercisable at December 31, 2012	99	$21.43	6.8	$1,204
The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 was $0.6 million, $3.2 million, and $10.2 million, respectively. Cash received from stock options that were exercised during 2012, 2011, and 2010 totaled $1.0 million, $2.6 million, and $14 million, respectively. In 2012, 2011, and 2010, the related excess tax benefit realized from the exercise of stock options was $0.1 million, $0.8 million, and $3.1 million, respectively.
Noortman Master Paintings—On June 7, 2006, Sotheby's entered into a sale and purchase agreement (the “Purchase Agreement”) with Arcimboldo S.A. (“Arcimboldo”) pursuant to which Sotheby's acquired all of the issued and outstanding shares of capital stock of NMP. Pursuant to the Purchase Agreement, Sotheby's paid initial consideration (the “Initial Consideration”) in the form of 1,946,849 shares of Sotheby's Common Stock. Pursuant to the Purchase Agreement, if NMP failed to achieve a minimum level of financial performance during the five years following the closing of the transaction, up to 20% of the Initial Consideration would be returned to Sotheby's. The minimum level of financial performance was not achieved and, as a result, 147,341 shares of Sotheby's Common Stock were returned to Sotheby's in the fourth quarter of 2011. In 2011, Sotheby's recognized a net benefit of $0.6 million in Salaries and Related Costs to reflect the final number of shares of common stock that were returned to Sotheby's.
Note O—Pension Arrangements
Retirement Savings Plan—Sotheby’s sponsors a qualified defined contribution plan for its U.S. employees who have met certain minimum length of service requirements (the “Retirement Savings Plan”). Participants in the Retirement Savings Plan may elect to contribute between 2% and 20% of their eligible pre-tax compensation, up to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations. Participant savings are matched by a contribution from Sotheby’s of up to 3% of each participant’s eligible compensation. Sotheby’s may also contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant’s eligible compensation depending on Company profitability and subject to the maximum amount allowable under IRS regulations. In 2012, 2011, and 2010, Sotheby’s accrued discretionary contributions of $1.2 million, $1.7 million, and $1.9 million, respectively, to the Retirement Savings Plan, which is equal to 2%, 3%, and 4%, respectively, of each participant’s eligible compensation paid during those years. In 2012, 2011, and 2010, pension expense recorded within Salaries and Related Costs related to the Retirement Savings Plan, net of forfeitures, was $2.0 million, $3.6 million, and $4.2 million, respectively.
Deferred Compensation Plan—Through December 31, 2006, Sotheby’s sponsored an unfunded deferred compensation plan, the Sotheby’s, Inc. 2005 Benefit Equalization Plan (the “2005 BEP”). The 2005 BEP was available to certain officers of Sotheby’s for whom contributions to the Retirement Savings Plan were limited by IRS regulations. On December 7, 2006, the Sotheby’s Deferred Compensation Plan (the “DCP”) was adopted, effective January 1, 2007. The DCP replaced the 2005 BEP and its predecessor, the Sotheby’s, Inc. 1988 Benefit Equalization Plan. The DCP provides participants with a broad menu of investment crediting options which track a portfolio of various deemed investment funds. Sotheby’s provides matching and discretionary contributions on the same basis as the Retirement Savings Plan, as discussed above. In 2012, 2011, and 2010, Sotheby’s accrued discretionary contributions of $0.5 million, $0.9 million, and $0.4 million, respectively, to the DCP, which is equal to 2%, 3%, and 4%, respectively, of each participant’s eligible compensation paid during those years.

Employee deferrals and Sotheby’s contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of Sotheby’s and certain other situations. DCP liabilities are financed through the trust almost entirely by using company-owned variable life insurance (or “COLI”), and, to a much lesser extent, investments in mutual funds. As of December 31, 2012 and 2011, the DCP liability was $45.2 million and $40.1 million, respectively, and the assets held in the rabbi trust consisted of the following (in thousands of dollars):

December 31	2012	2011
Company-owned variable life insurance *	$41,861	$39,489
Mutual fund investments **	6,065	2,521
Total	$47,926	$42,010

*	The COLI is reflected at its cash surrender value on Sotheby's balance sheet within Trust Assets Related to Deferred Compensation Liability.

**	The mutual fund investments are classified as trading securities and reflected at their fair value on Sotheby's balance sheet within Trust Assets Related to Deferred Compensation Liability.
Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized in earnings within Salaries and Related Costs in the period in which they occur. Gains in deemed participant investments increase the DCP liability, as well as Salaries and Related Costs. Losses in deemed participant investments decrease the DCP liability, as well as Salaries and Related Costs. In 2012, 2011, and 2010, net gains (losses) in deemed participant investments totaled $3.2 million, ($0.5) million, and $2.6 million, respectively.
Gains and losses resulting from changes in the fair value of the cash surrender value of the COLI and the mutual fund investments are recognized in earnings below Operating Income within Other Income (Expense) in the period in which they occur. In 2012, 2011, and 2010, net gains (losses) related to the COLI and the mutual fund investments were $2.4 million, ($1.3) million, and $1.8 million, respectively.
U.K. Defined Contribution Plan—Beginning on April 1, 2004, a defined contribution plan was made available to new employees in the U.K. (the "U.K. Defined Contribution Plan"). In 2012, 2011, and 2010, pension expense recorded within Salaries and Related Costs related to the U.K. Defined Contribution Plan was $1 million, $0.8 million, and $0.7 million, respectively.
U.K. Defined Benefit Plan—Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. The tables below present detailed information related to the U.K. Pension Plan.

Benefit Obligation, Plan Assets and Funded Status
The table below details the changes in the benefit obligation, plan assets and funded status of the U.K. Pension Plan, as well as the net pension asset recognized on Sotheby's balance sheets, as of December 31, 2012 and 2011 (in thousands of dollars):

December 31	2012	2011
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$270,660	$243,139
Service cost	3,662	4,087
Interest cost	13,143	13,660
Contributions by plan participants	1,358	1,378
Actuarial loss (gain)	25,157	17,730
Benefits paid	(8,818)	(7,663)
Foreign currency exchange rate changes	12,993	(1,671)
Benefit obligation at end of year	318,155	270,660
Reconciliation of plan assets
Fair value of plan assets at beginning of year	297,854	298,319
Actual return on plan assets	27,660	3,657
Employer contributions	4,084	2,866
Contributions by plan participants	1,358	1,378
Benefits paid	(8,818)	(7,663)
Foreign currency exchange rate changes	14,051	(703)
Fair value of plan assets at end of year	336,189	297,854
Funded Status
Net pension asset recognized	$18,034	$27,194
Components of Net Pension Benefit
In 2012, 2011, and 2010, the components of the net pension benefit related to the U.K. Pension Plan were (in thousands of dollars):

	2012	2011	2010
Service cost	$3,662	$4,087	$3,852
Interest cost	13,143	13,660	13,887
Expected return on plan assets	(19,609)	(23,255)	(21,450)
Amortization of prior service cost	—	—	11
Net pension benefit	$(2,804)	$(5,508)	$(3,700)
Net Loss Recognized in Other Comprehensive Income
The net loss related to the U.K. Pension Plan recognized in other comprehensive income represents the after-tax change in the benefit obligation and/or plan assets attributable to: (i) actual results being different from the assumptions used in the preparation of the actuarial valuation as of the prior year measurement date (for example, the expected return on plan assets) or (ii) changes in actuarial assumptions between the prior and current year actuarial valuation dates (for example, the discount rate). In 2012 and 2011, the net loss related to the U.K. Pension Plan was ($13.2) million and ($28.0) million, respectively.

Net Loss Included in Accumulated Other Comprehensive Loss
Net gains and (losses) related to the U.K. Pension Plan recognized in other comprehensive income are recorded in the Shareholders' Equity section of the balance sheet within Accumulated Other Comprehensive Loss. If the amount recorded in Accumulated Other Comprehensive Loss exceeds 10% of the greater of the market-related value of the U.K. Pension Plan's assets or benefit obligation, that excess amount is systematically recognized as a component of future net pension expense or benefit over a period of approximately 14.3 years, which represents the average remaining service period of active employees expected to receive benefits under the plan. As of December 31, 2012 and 2011, the net loss related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss was ($34.8) million and ($20.4) million, respectively. It is expected that approximately $1.1 million ($1.5 million, pre-tax) of the net loss related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss will be recognized as a component of the net pension benefit for the year ended December 31, 2013.
Assumptions
In 2012, 2011, and 2010, the following assumptions were used in determining the benefit obligation and net pension benefit related to the U.K. Pension Plan:

Benefit Obligation	2012	2011
Weighted average discount rate	4.40%	4.80%
Weighted average rate of compensation increase	4.20%	5.00%

Net Pension Benefit	2012	2011	2010
Weighted average discount rate	4.80%	5.50%	5.70%
Weighted average rate of compensation increase	5.00%	5.50%	5.50%
Weighted average expected long-term rate of return on plan assets	6.30%	7.70%	8.00%
The discount rate assumption represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a hypothetical portfolio of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The assumption for future average annual compensation increases is established after considering historical pensionable salary data for Sotheby's U.K. employees and current economic data for inflation, as well as management's expectations for future pensionable salary growth. The expected long-term rate of return on plan assets is based on expected future appreciation, as well as dividend and interest yields currently available in the equity and bond markets as of the measurement date and weighted according to the composition of invested assets as of that date.
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

The table below presents the fair value of U.K. Pension Plan assets, by investment category, as of December 31, 2012 and 2011 (in thousands of dollars):

December 31	2012	% of Total	2011	% of Total
Growth assets	$227,140	67.6%	$200,787	67.4%
Debt securities:
Government	22,702	6.8%	25,115	8.4%
Corporate	28,267	8.4%	20,581	6.9%
Index-linked	53,392	15.9%	47,486	15.9%
Total debt securities	104,361	31.0%	93,182	31.3%
Real estate mutual funds	2,479	0.7%	2,325	0.8%
Cash and cash equivalents	2,209	0.7%	1,560	0.5%
Total fair value of plan assets	$336,189		$297,854
Assets measured at fair value are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

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

The table below provides fair value measurement information for the U.K. Pension Plan assets as of December 31, 2012:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Growth assets	$227,140	$157,828	$69,312	$—
Debt securities:
Government	22,702	11,509	11,193	—
Corporate	28,267	11,556	16,711	—
Index-linked	53,392	23,552	29,840	—
Total debt securities	104,361	46,617	57,744	—
Real estate mutual funds	2,479	—	2,479	—
Cash and cash equivalents	2,209	2,209	—	—
Total fair value of plan assets	$336,189	$206,654	$129,535	$—
As of December 31, 2012, the following U.K. Pension Plan assets are classified as Level 1 fair value measurements:
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

As of December 31, 2012, the following U.K. Pension Plan assets are classified as Level 2 fair value measurements:
Growth Assets—Includes investments in pooled funds which do not have directly observable quoted market prices, but for which the underlying value is determined by publicly-traded stocks that have directly observable exchange quoted prices in active markets.
Debt Securities—Includes investments in pooled funds which do not have directly observable quoted market prices, but for which the underlying value is determined by publicly-traded bonds that have directly observable exchange quoted prices in active markets.
Real Estate Mutual Funds—Includes investments in real estate mutual funds, the fair value of which are based on directly and indirectly observable real estate prices, including comparable prices.
Estimated Future Benefit Payments
Estimated future benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, are as follows (in thousands of dollars):

Year	Benefit Payments
2013	$7,951
2014	$7,978
2015	$8,609
2016	$8,609
2017	$9,447
2018 to 2022	$61,033
Contributions
In 2012, Sotheby’s contributed $4.1 million to the U.K. Pension Plan and currently expects to contribute approximately $2.6 million in 2013.
Note P—Commitments and Contingencies
Employment Arrangements—As of December 31, 2012, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between June 2013 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby’s incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide for annual share-based payments, the accelerated vesting of certain share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $13.3 million as of December 31, 2012.
Tax Contingencies—Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby’s unless it fails to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may require Sotheby’s to record a liability and corresponding charge to General and Administrative Expenses. As of December 31, 2012 and December 31, 2011, the total liability related to such tax contingencies was $4.9 million, representing Sotheby's estimate of the amounts owed for uncollected sales taxes. In January 2013, Sotheby’s paid approximately $4.7 million of this liability to the appropriate state taxing authority.

Guarantee of Collection—A guarantee of collection is a guarantee to the consignor that, under certain conditions, Sotheby's will pay the consignor for property which has sold at auction but has not been paid for, within a certain amount of time, by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
As of September 30, 2012, Sotheby's had guaranteed to a consignor the collection of up to approximately $36 million in potential sales proceeds related to property offered at auctions in the fourth quarter of 2012 and first quarter of 2013. In the event a purchaser defaults on any item which sold for an amount equal to or less than its mid-estimate, by the ninetieth day from the date of the auction, the consignor could elect for Sotheby's to pay them the net sale proceeds, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. The guarantee of collection does not apply to any item sold for more than its mid-estimate. Alternatively, if a purchaser defaults, the consignor may elect to cancel the sale and repossess the property. If any of the property under this guarantee of collection fails to meet its reserve price and as a result, does not sell at the auction, or if the consignor elects to cancel a sale due to buyer default, Sotheby's has no obligation to pay the consignor for those items.
The consignor did not exercise its rights under this guarantee of collection for the property offered and sold at auction in the fourth quarter of 2012. As of December 31, 2012, the remaining maximum commitment under this guarantee of collection was approximately $7 million for potential sales proceeds related to property to be offered at auctions in the first quarter of 2013. The aggregate presale estimates for this property were $6 million to $8 million. As of December 31, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under this guarantee of collection was not material.
Legal Actions—Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the two matters described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.
Sotheby's Inc. v. Halsey Minor was an action filed by a subsidiary of Sotheby's in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby's in the spring of 2008. In March 2010, the court granted Sotheby's motions for summary judgment and entered a judgment in Sotheby's favor in the amount of $6.6 million, which was collected by Sotheby's in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby's. The judgment also included an award of attorney's fees, in an amount that the court later determined to be $2.5 million. In February 2011, Mr. Minor and Sotheby's entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby's an additional $2.5 million in exchange for a release by Sotheby's of the uncollected $2.5 million judgment that it has against him and any claim for additional attorney's fees. As a result of the February 2011 settlement with Mr. Minor and the resolution of an outstanding claim related to the $6.6 million judgment, Sotheby's recognized a benefit of $3 million in its income statement in the first quarter of 2011. This benefit relates to interest earned on Mr. Minor's overdue balance ($2.2 million), compensation for lost auction commissions ($0.4 million), and the partial reimbursement of legal fees ($0.4 million). As of December 31, 2012, $0.4 million of the $2.5 million settlement amount that was agreed to in February 2011 was paid by Mr. Minor and has been recognized in Sotheby's financial statements. It is uncertain how much of the remaining $2.1 million owed under the settlement will be paid and, as a result, this amount has not been recognized in Sotheby's financial statements. Sotheby's is not currently aware of any other asserted claims against Mr. Minor that could compromise or adversely impact its position in any of the judgments discussed above.

Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the U.S. Constitution and is preempted by the U.S. Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs have appealed this ruling. Sotheby's believes that there are meritorious defenses to the appeal. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter.
(See Note G, which discusses a contingent obligation related to Sotheby's interest in an equity method investment. See Note L, which discusses income tax contingencies. See Note Q, which discusses Sotheby's contingent obligations related to auction guarantees. See Note J for information related to Sotheby's long-term debt commitments. See Note M for information related to lease commitments. See Note O for information related to pension commitments.)
Note Q—Auction Guarantees
From time to time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as Inventory on Sotheby's balance sheet at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on Sotheby's balance sheet.
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements under which a counterparty commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). Ordinarily, an irrevocable bid is either obtained concurrent with the issuance of the related auction guarantee or the issuance of the auction guarantee is conditional upon the receipt of an irrevocable bid. From time-to-time, auction guarantees are issued that are not conditional on the receipt of an irrevocable bid, and the corresponding irrevocable bid is secured after Sotheby's has issued the auction guarantee. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.
Sotheby's irrevocable bid counterparties are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.
Prior to 2009, Sotheby's usually assumed the entire financial risk under its auction guarantees. However, beginning in 2009, Sotheby's changed its strategy with respect to auction guarantees and since then has generally entered into auction guarantees only when it is able to reduce its financial exposure through irrevocable bid arrangements. While it is management's intent to seek to reduce Sotheby's auction guarantee exposure through the use of irrevocable bids, management may not always be able to secure irrevocable bids on terms that are acceptable to Sotheby's and in some limited instances may not choose to seek an irrevocable bid.
As of December 31, 2012, Sotheby’s had outstanding auction guarantees totaling $69.5 million. Each of the outstanding auction guarantees had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees was substantially reduced by irrevocable bid arrangements. If each irrevocable bid was the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $70.9 million. The property related to these auction guarantees was offered at auctions in February 2013.

Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of December 31, 2012, $16.2 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the balance sheet within Notes Receivable and Consignor Advances (see Note E). As of December 31, 2012 and December 31, 2011, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $3.3 million and $0.9 million, respectively, and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of February 20, 2013, Sotheby's had no outstanding auction guarantees.
Note R—Derivative Financial Instruments
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
As of December 31, 2012, the notional value of outstanding forward exchange contracts was $15.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
As of December 31, 2012 and December 31, 2011, the aggregate carrying value of Sotheby's outstanding forward exchange contracts was less than $0.1 million and $0.3 million, respectively, which were recorded as liabilities on the balance sheet within Accounts Payable and Accrued Liabilities. These carrying values reflect the aggregate fair values of the outstanding derivative instruments on each balance sheet date based on referenced market rates.
Note S—Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and employees transact with Sotheby's to buy and sell property at auction and through private sales. For the years ended December 31, 2012, 2011, and 2010, Sotheby’s recognized total Auction and Related Revenues of $10 million, $21.8 million, and $5.1 million, respectively, related to property consigned or purchased by related parties.
As of December 31, 2012 and 2011, Accounts Receivable (net) includes $3.9 million and $24.4 million, respectively, associated with purchases made by related parties (see Notes E and G). These receivables represent approximately 1% and 4%, respectively, of Account Receivable (net) as of these dates. This related party receivable was collected in the first quarter of 2013. As of December 31, 2012, Sotheby's owed $48.2 million to a consignor that is a trust to which a Sotheby's Board Director is indirectly related, representing approximately 8% of the Due to Consignors balance.
As of December 31, 2012, Notes Receivable (net) includes a $0.1 million Finance segment loan to an employee who is not an Executive Officer.

Note T—Recently Issued Accounting Standards
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which is codified in ASC 220, Comprehensive Income. This update eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in shareholder's equity and requires entities to report the components of comprehensive income (i.e., net income and other comprehensive income) in either: (1) a single, continuous statement of comprehensive income or (2) two separate, but consecutive, statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income and does not require incremental disclosures in addition to those already required by ASC 220. Sotheby's adopted this accounting standard in the first quarter of 2012 and now presents the components of comprehensive income in two separate, but consecutive, statements.
In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, which is codified in ASC 350, Intangibles - Goodwill and Other. This update gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This update became effective for Sotheby's quarterly and annual financial statements beginning in the first quarter of 2012. For its annual goodwill impairment test conducted as of October 31, 2012, Sotheby's calculated the fair value of the reporting units in the Auction segment and did not elect to perform the qualitative assessment allowed under ASU 2011-08.

Note U—Quarterly Results (Unaudited)
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Collectively, second and fourth quarter Net Auction Sales (as defined below) represented 84% and 81% of total annual Net Auction Sales in 2012 and 2011, respectively. Accordingly, Sotheby’s auction results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per share data)
Year Ended December 31, 2012
Net Auction Sales (a)	$425,829	$1,679,253	$192,874	$1,511,700
Income Statement Data:
Revenues:
Auction and related revenues	$97,410	$290,151	$59,711	$269,959
Finance revenues	3,575	4,580	4,572	4,980
Dealer revenues	2,678	7,394	1,815	14,293
License fee revenues	901	1,592	2,046	1,585
Other revenues	395	232	317	306
Total revenues	$104,959	$303,949	$68,461	$291,123
Net (loss) income	$(10,664)	$85,430	$(32,565)	$66,091
Per Share Amounts:
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.16)	$1.26	$(0.48)	$0.97
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.16)	$1.24	$(0.48)	$0.96
Shares Outstanding:
Basic	67,457	67,753	67,771	67,779
Diluted	67,457	68,416	67,771	68,621
Year Ended December 31, 2011
Net Auction Sales (a)	$597,686	$1,925,965	$207,760	$1,509,162
Income Statement Data:
Revenues:
Auction and related revenues	$110,361	$353,564	$52,916	$274,897
Finance revenues	2,915	3,184	2,923	3,016
Dealer revenues	4,615	11,642	591	4,942
License fee revenues	1,441	1,270	1,408	1,109
Other revenues	250	135	372	285
Total revenues	$119,582	$369,795	$58,210	$284,249
Net income (loss)	$2,421	$127,234	$(29,719)	$71,480
Per Share Amounts:
Basic earnings (loss) per share - Sotheby’s common shareholders	$0.04	$1.87	$(0.44)	$1.05
Diluted earnings (loss) per share - Sotheby’s common shareholders	$0.03	$1.81	$(0.44)	$1.04
Shares Outstanding:
Basic	66,968	67,405	67,410	67,342
Diluted	69,007	69,491	67,410	68,176
Legend:
(a) Net Auction Sales represents the hammer (sale) price of property sold at auction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2012, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2012.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and concluded that it is effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and has expressed an unqualified opinion in their report which is included herein.
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
New York, New York

We have audited the internal control over financial reporting of Sotheby's and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

/S/ DELOITTE & TOUCHE

New York, New York
February 28, 2013

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference to Sotheby’s definitive proxy statement for the annual meeting of shareholders to be held in 2013 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the tables and related text and footnotes appearing in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plans."

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance.”

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption “Proposal 2—Ratification of the Appointment of Registered Public Accounting Firm.”

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)	__
The following consolidated financial statements and the related notes thereto of Sotheby’s and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Income Statements—Years ended December 31, 2012, 2011 and 2010; Consolidated Statements of Comprehensive Income—Years ended December 31, 2012, 2011 and 2010; Consolidated Balance Sheets—December 31, 2012 and 2011; Consolidated Statements of Cash Flows—Years ended December 31, 2012, 2011 and 2010; Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2012, 2011 and 2010.

15(a)(2)	__
The following is the consolidated financial statement schedule of Sotheby’s and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010.

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

4.5	—
Indenture, dated as of September 27, 2012, for the 5.25% Senior Notes due 2022 among Sotheby's, as Issuer, and Initial Subsidiary Guarantors Party thereto and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on September 27, 2012.

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

10.16	—
Eleventh Amendment to the Agreement of Partnership, dated February 8, 2011, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2011.

10.17	—
Twelfth Amendment to the Agreement of Partnership, dated February 1, 2012 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2012.

10.18*	—
Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.19*	—
First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.20*	—
Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2010.

10.21	—
Amended and Restated Credit Agreement, dated as of December 19, 2012, among Sotheby's, a Delaware corporation, Sotheby's, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's, a company registered in England, Sotheby's Financial Services Limited and Sotheby's Hong Kong Limited, as Borrowers, the other Credit Parties signatory thereto, the Lenders signatory thereto, General Electric Capital Corporation, as Agent and a Lender and GE Capital Markets, Inc., HSBC Bank PLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 20, 2012.

10.22	—
Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby’s, purchaser for 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2009.

10.23	—
Consent and Assumption Agreement with Release, dated as of February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby’s as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Agent and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2009.

10.24	—
Loan Agreement, dated as of June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2009.

10.25	—
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

10.28	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, dated as of September 3, 2012, incorporated by reference to Exhibit 10.3 to the Company's Third Quarter Form 10-Q for 2012.

10.29	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, amended as of September 26, 2012, incorporated by reference to Exhibit 10.4 to the Company's Third Quarter Form 10-Q for 2012.

10.30*	—
Employment Agreement dated September 1, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.31*^	—
Confidentiality Agreement dated September 2, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.32*	—
Severance Agreement, dated June 30, 2011 but effective July 1, 2011, between the Company and William S. Sheridan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 7, 2001.

10.33*	—
Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated as of December 18, 2009, effective January 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 23, 2009.

10.34*	—
Severance Agreement, dated as of December 18, 2012 but effective January 1, 2013, between Sotheby’s and Bruno Vinciguerra, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 21, 2012.

10.35*	—
Severance Agreement between Sotheby’s and Mitchell Zuckerman, dated December 18, 2009, effective January 1, 2010, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 23, 2009.

10.36*	—
Severance Agreement dated December 21, 2012 but effective January 1, 2013, between Sotheby’s and Mitchell Zuckerman, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 21, 2012.

10.37*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.38*	—	Sotheby’s Restricted Stock Unit Plan, (As Amended and Restated Effective As Of February 1, 2009), incorporated by reference to Exhibit 10.5 to the Company’s First Quarter Form 10-Q for 2009.

10.39*	—
Form of Performance Share Unit Agreement, adopted by the Compensation Committee of the Board of Directors of the Company on February 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 16, 2010.

10.40	—
Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.41	—
Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.42	—
Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.43	—
Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.44*	—	Sotheby’s Executive Bonus Plan (amended as of January 1, 2012), incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2012.

10.45	—
Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

10.46	—
Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.47	—
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

10.49	—
Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582), dated June 11, 2008 between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.7 to the Company’s Second Quarter Form 10-Q for 2008.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

24	—	Powers of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(15)(b)	—	On October 2, 2012, the Company filed a current report on Form 8-K under Item 1.01, "Entry Into a Material Definitive Agreement."

	—	On November 13, 2012, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

	—	On December 6, 2012, the Company filed a current report on Form 8-K under Item 8.01, “Other Events,” and Item 9.01, “Financial Statements and Exhibits.”

	—	On December 13, 2012, the Company filed a current report on Form 8-K under Item 8.01, “Other Events,” and Item 9.01, “Financial Statements and Exhibits.”

—
On December 20, 2012, the Company filed a current report on Form 8-K under Item 1.01, "Entry Into a Material Definitive Agreement," Item 2.03, "Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant," Item 7.01, "Regulation FD Disclosure," and Item 9.01, "Financial Statements and Exhibits."

—
On December 21, 2012, the Company filed a current report on Form 8-K under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers," and Item 9.01, "Financial Statements and Exhibits."

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

SCHEDULE II
SOTHEBY’S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables:
2012 Allowance for doubtful accounts and credit losses	$8,038	$1,296	$—	$1,365	$7,969
2011 Allowance for doubtful accounts and credit losses	$5,687	$2,951	$388	$988	$8,038
2010 Allowance for doubtful accounts and credit losses	$6,211	$1,260	$—	$1,784	$5,687
Deferred tax assets:
2012 Valuation allowance	$6,000	$4,333	$—	$98	$10,235
2011 Valuation allowance	$19,106	$675	$—	$13,781	$6,000
2010 Valuation allowance	$19,516	$5,502	$—	$5,912	$19,106

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ WILLIAM F. RUPRECHT
William F. Ruprecht
Chairman of the Board, President and Chief Executive Officer
Date: February 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM F. RUPRECHT	Chairman of the Board, President and Chief Executive Officer	February 28, 2013
William F. Ruprecht

/s/ DEVONSHIRE*	Deputy Chairman of the Board	February 28, 2013
Duke of Devonshire

/s/ STEVEN B. DODGE*	Lead Independent Director	February 28, 2013
Steven B. Dodge

/s/ JOHN M. ANGELO*	Director	February 28, 2013
John M. Angelo

/s/ BLAKENHAM*	Director	February 28, 2013
Michael Blakenham

/s/ DANIEL MEYER*	Director	February 28, 2013
Daniel Meyer

/s/ ALLEN QUESTROM*	Director	February 28, 2013
Allen Questrom

/s/ MARSHA E. SIMMS*	Director	February 28, 2013
Marsha E. Simms

/s/ MICHAEL I. SOVERN*	Director	February 28, 2013
Michael I. Sovern

/s/ DIANA L. TAYLOR*	Director	February 28, 2013
Diana L. Taylor

/s/ ROBERT S. TAUBMAN*	Director	February 28, 2013
Robert S. Taubman

/s/ DENNIS M. WEIBLING*	Director	February 28, 2013
Dennis M. Weibling

/s/ WILLIAM S. SHERIDAN	Executive Vice President and Chief Financial Officer	February 28, 2013
William S. Sheridan

/s/ KEVIN M. DELANEY	Senior Vice President, Controller and Chief Accounting Officer	February 28, 2013
Kevin M. Delaney

/s/ WILLIAM S. SHERIDAN		February 28, 2013
*William S. Sheridan
as Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description

2.1	—
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

4.5	—
Indenture, dated as of September 27, 2012, for the 5.25% Senior Notes due 2022 among Sotheby's, as Issuer, and Initial Subsidiary Guarantors Party thereto and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on September 27, 2012.

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

10.16	—
Eleventh Amendment to the Agreement of Partnership, dated February 8, 2011, of Acquavella Modern Art, between Sotheby’s Nevada, Inc. and Acquavella Contemporary Art, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2011.

10.17	—
Twelfth Amendment to the Agreement of Partnership, dated February 1, 2012 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2012.

10.18*	—
Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.19*	—
First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.20*	—
Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2010.

10.21	—
Amended and Restated Credit Agreement, dated as of December 19, 2012, among Sotheby's, a Delaware corporation, Sotheby's, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's, a company registered in England, Sotheby's Financial Services Limited and Sotheby's Hong Kong Limited, as Borrowers, the other Credit Parties signatory thereto, the Lenders signatory thereto, General Electric Capital Corporation, as Agent and a Lender and GE Capital Markets, Inc., HSBC Bank PLC and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 20, 2012.

10.22	—
Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby’s, purchaser for 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2009.

10.23	—
Consent and Assumption Agreement with Release, dated as of February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby’s as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Agent and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2009.

10.24	—
Loan Agreement, dated as of June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2009.

10.25	—
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

10.28	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, dated as of September 3, 2012, incorporated by reference to Exhibit 10.3 to the Company's Third Quarter Form 10-Q for 2012.

10.29	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, amended as of September 26, 2012, incorporated by reference to Exhibit 10.4 to the Company's Third Quarter Form 10-Q for 2012.

10.30*	—
Employment Agreement dated September 1, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.31*^	—
Confidentiality Agreement dated September 2, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.32*	—
Severance Agreement, dated June 30, 2011 but effective July 1, 2011, between the Company and William S. Sheridan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 7, 2001.

10.33*	—
Severance Agreement between Sotheby’s and Bruno Vinciguerra, dated as of December 18, 2009, effective January 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 23, 2009.

10.34*	—
Severance Agreement, dated as of December 18, 2012 but effective January 1, 2013, between Sotheby’s and Bruno Vinciguerra, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 21, 2012.

10.35*	—
Severance Agreement between Sotheby’s and Mitchell Zuckerman, dated December 18, 2009, effective January 1, 2010, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 23, 2009.

10.36*	—
Severance Agreement dated December 21, 2012 but effective January 1, 2013, between Sotheby’s and Mitchell Zuckerman, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 21, 2012.

10.37*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.38*	—	Sotheby’s Restricted Stock Unit Plan, (As Amended and Restated Effective As Of February 1, 2009), incorporated by reference to Exhibit 10.5 to the Company’s First Quarter Form 10-Q for 2009.

10.39*	—
Form of Performance Share Unit Agreement, adopted by the Compensation Committee of the Board of Directors of the Company on February 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 16, 2010.

10.40	—
Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby’s Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.41	—
Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby’s Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 2, 2004.

10.42	—
Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2005.

10.43	—
Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby’s Holdings, Inc. and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company’s Second Quarter Form 10-Q for 2005.

10.44*	—	Sotheby’s Executive Bonus Plan (amended as of January 1, 2012), incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2012.

10.45	—
Transaction Agreement by and among Sotheby’s Holdings, Inc., and A. Alfred Taubman and Other Parties to the Agreement, dated as of September 7, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2005.

10.46	—
Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.47	—
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

10.49	—
Issuer Warrant Transaction (Transaction Reference Number: SDB1627455582), dated June 11, 2008 between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.7 to the Company’s Second Quarter Form 10-Q for 2008.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

24	—	Powers of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K.

^	Confidential treatment has been requested with respect to portions of this exhibit.