Form 10-Q
period 2013-03-31
SOTHEBYS
filed 2013-05-09
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2013, there were 68,280,749 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Auction and related revenues	$94,175	$97,410
Finance revenues	4,933	3,575
Dealer revenues	1,083	2,678
License fee revenues	1,186	901
Other revenues	368	395
Total revenues	101,745	104,959
Expenses:
Direct costs of services	8,449	7,391
Dealer cost of sales	700	2,512
Marketing expenses	4,687	4,397
Salaries and related costs	60,695	56,226
General and administrative expenses	44,011	38,919
Depreciation and amortization expense	4,516	4,220
Total expenses	123,058	113,665
Operating loss	(21,313)	(8,706)
Interest income	386	609
Interest expense	(12,515)	(10,108)
Other income	1,699	1,742
Loss before taxes	(31,743)	(16,463)
Equity in earnings of investees, net of taxes	2	221
Income tax benefit	(9,396)	(5,578)
Net loss	$(22,345)	$(10,664)
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.33)	$(0.16)
Weighted average basic and diluted shares outstanding	67,951	67,457
Cash dividends paid per common share	$—	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net loss	$(22,345)	$(10,664)
Other comprehensive (loss) income:
Cumulative foreign currency translation adjustments, net of tax of ($477) and $383	(24,100)	16,734
Amortization of previously unrecognized net pension losses included in net loss, net of tax of $83 and $0	279	—
Other comprehensive (loss) income	(23,821)	16,734
Comprehensive (loss) income	$(46,166)	$6,070

See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	March 31, 2013	December 31, 2012	March 31, 2012

A S S E T S
Current Assets:
Cash and cash equivalents	$608,200	$768,347	$444,274
Restricted cash	6,892	31,974	5,538
Accounts receivable, net of allowance for doubtful accounts of $6,186, $6,628, and $7,745	467,030	597,487	316,339
Notes receivable, net of allowance for credit losses of $1,478, $1,341, and $900	121,417	129,972	105,246
Inventory	91,797	92,187	113,164
Deferred income taxes and income tax receivable	40,168	23,497	30,499
Prepaid expenses and other current assets	48,732	27,659	27,585
Total Current Assets	1,384,236	1,671,123	1,042,645
Notes receivable	309,730	317,068	201,470
Fixed assets, net of accumulated depreciation and amortization of $166,862, $165,847, and $155,610	370,538	375,031	373,041
Goodwill and other intangible assets, net of accumulated amortization of $6,023, $6,197, and $6,277	14,406	14,660	14,675
Equity method investments	15,140	15,136	15,244
Deferred income taxes and income tax receivable	52,928	59,135	51,505
Trust assets related to deferred compensation liability	50,088	47,926	46,429
Pension asset	18,136	18,034	29,564
Other long-term assets	55,318	56,982	13,322
Total Assets	$2,270,520	$2,575,095	$1,787,895
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$331,236	$599,614	$256,571
Current portion of long-term debt, net	183,492	181,250	3,051
Accounts payable and accrued liabilities	93,652	148,822	75,021
Client deposit	63,000	—	—
Accrued and deferred income taxes	5,144	27,864	6,974
Other current liabilities	31,025	7,329	6,241
Total Current Liabilities	707,549	964,879	347,858
Long-term debt, net	515,160	515,197	466,492
Accrued and deferred income taxes	17,968	19,047	19,809
Deferred compensation liability	47,657	45,223	44,860
Other long-term liabilities	37,041	37,923	6,772
Total Liabilities	1,325,375	1,582,269	885,791
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Common Stock, $0.01 par value	683	677	677
Authorized shares at March 31, 2013—200,000,000
Issued and outstanding shares - 68,280,749, 67,779,637, and 67,740,599
Additional paid-in capital	366,330	368,173	353,512
Retained earnings	652,006	674,351	585,099
Accumulated other comprehensive loss	(74,196)	(50,375)	(37,184)
Total Shareholders’ Equity	944,823	992,826	902,104
Noncontrolling interest	322	—	—
Total Equity	945,145	992,826	902,104
Total Liabilities and Shareholders’ Equity	$2,270,520	$2,575,095	$1,787,895

See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities:
Net loss	$(22,345)	$(10,664)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	4,516	4,220
Deferred income tax expense	4,263	3,396
Share-based payments	4,432	4,920
Net pension benefit	(287)	(676)
Asset provisions	749	1,499
Amortization of debt discount	2,933	2,820
Excess tax benefits from share-based payments	(2,715)	(3,302)
Other	203	88
Changes in assets and liabilities:
Accounts receivable	119,530	237,328
Due to consignors	(253,328)	(532,828)
Inventory	(1,564)	(1,898)
Prepaid expenses and other current assets	(1,554)	(2,904)
Other long-term assets	(855)	(3,514)
Income tax receivable and deferred income tax assets	(11,751)	(7,515)
Accrued income taxes and deferred income tax liabilities	(22,744)	(28,977)
Accounts payable and accrued liabilities and other liabilities	14,433	(69,592)
Net cash used by operating activities	(166,084)	(407,599)
Investing Activities:
Funding of notes receivable	(54,841)	(90,853)
Collections of notes receivable	65,955	36,608
Capital expenditures	(4,308)	(5,457)
Proceeds from the sale of land and buildings	—	714
Distributions from equity investees	—	100
Decrease in restricted cash	24,191	23,936
Net cash provided (used) by investing activities	30,997	(34,952)
Financing Activities:
Repayment of York Property Mortgage	(622)	(805)
Dividends paid	—	(5,519)
Contribution from noncontrolling interest	322	—
Proceeds from exercise of employee stock options	2,155	—
Excess tax benefits from share-based payments	2,715	3,302
Funding of employee tax obligations upon the vesting of share-based payments	(11,343)	(11,295)
Net cash used by financing activities	(6,773)	(14,317)
Effect of exchange rate changes on cash and cash equivalents	(18,287)	10,509
Decrease in cash and cash equivalents	(160,147)	(446,359)
Cash and cash equivalents at beginning of period	768,347	890,633
Cash and cash equivalents at end of period	$608,200	$444,274

Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See Note 6 for information regarding the $21.8 million current asset related to Sotheby’s Convertible Note Hedges and the $21.8 million current liability related to the embedded conversion option in Sotheby’s 3.125% Convertible Notes. These amounts were recorded in the first quarter of 2013, with offsetting amounts recorded in Shareholders’ Equity and Deferred Income Taxes.
See accompanying Notes to Condensed Consolidated Financial Statements

6#

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading and that all adjustments necessary for a fair statement of results are reflected in the interim periods presented. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2012 Annual Report on Form 10-K.
2. Seasonality of Business
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales (which represents the hammer, or sale, price of property sold at auction) represented 84% and 81% of total Net Auction Sales in 2012 and 2011, respectively. Accordingly, Sotheby’s auction results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.
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
Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic (loss) earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby's potential common shares include the following:

•
Unvested performance share units held by employees and incremental common shares issuable upon the exercise of employee stock options. Unvested performance share units are included in the computation of diluted earnings per share if the profitability targets inherent in such awards have been achieved as of the balance sheet date. Incremental common shares issuable upon the exercise of employee stock options are included in the computation of diluted earnings per share in quarterly periods when the average price of Sotheby's common stock exceeds the exercise price of the stock options. (See Note 11 for information related to Sotheby’s share-based compensation programs.)

•	Deferred stock units issued pursuant to the Sotheby's Stock Compensation Plan for Non-Employee Directors.

•
In reporting periods when the average price of Sotheby's Common Stock exceeds the conversion price of its 3.125% Convertible Notes (the “Convertible Notes”) and the embedded conversion option meets the conditions for equity classification, the net shares that would be delivered to settle the conversion premium assuming all of the Convertible Notes are redeemed. (See Note 6 for information related to the Convertible Notes.)

•
In reporting periods when the average price of Sotheby's common stock exceeds the exercise price of the warrants that were sold in conjunction with the issuance of the Convertible Notes (the “Warrants”), the net shares that would be delivered to settle the Warrants. (See Note 6 for information related to the Warrants.)

7#

For the three months ended March 31, 2013 and 2012, 2.2 million and 2.3 million potential common shares, respectively, related to share-based payments were excluded from the computation of diluted loss per share because Sotheby's reported a net loss for the period, and, therefore, their inclusion in the computation would be anti-dilutive.
The table below summarizes the computation of basic and diluted loss per share for the three months ended March 31, 2013 and 2012 (in thousands of dollars, except per share amounts):

	Three Months Ended March 31,

	2013	2012
Numerator:
Net loss attributable to Sotheby’s	$(22,345)	$(10,664)
Less: Net income attributable to participating securities	—	—
Net loss attributable to Sotheby’s common shareholders	$(22,345)	$(10,664)
Denominator:
Weighted average common shares outstanding	67,951	67,457
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.33)	$(0.16)
4. Segment Reporting
Sotheby’s operations are organized under three segments—Auction, Finance, and Dealer. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three months ended March 31, 2013 and 2012 (in thousands of dollars):

Three Months Ended March 31, 2013	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$94,175	$7,117	$1,083	$1,554	$(2,184)	$101,745
Segment (loss) income before taxes	$(36,908)	$5,163	$(942)	$948	$(4)	$(31,743)
Three Months Ended March 31, 2012	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$97,410	$4,986	$2,678	$1,296	$(1,411)	$104,959
Segment (loss) income before taxes	$(19,479)	$3,631	$(957)	$743	$(401)	$(16,463)
In the table of segment information above, the reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for interest-free or other below market consignor advances with maturities typically ranging between 3 and 6 months (see Note 5). The reconciling item related to segment (loss) income before taxes represents Sotheby's pre-tax share of earnings related to its equity investees. Such earnings are included in the table above as part of the Dealer segment loss, but are presented net of taxes in the Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2013 and 2012, Auction segment revenues consisted of the following (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Auction commission revenues	$78,564	$76,858
Private sale commission revenues	13,624	15,279
Principal activities	(575)	269
Other auction and related revenues	2,562	5,004
Total auction and related revenues	$94,175	$97,410
Principal activities consist mainly of gains and losses related to auction guarantees including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction, and (iii) subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction. Other auction and related revenues principally includes commissions and other fees earned by Sotheby's on private sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues.

8#

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2013, December 31, 2012, and March 31, 2012 (in thousands of dollars):

	March 31, 2013	December 31, 2012	March 31, 2012
Auction	$1,686,220	$1,977,620	$1,299,804
Finance	403,701	427,871	303,499
Dealer	86,560	85,748	101,955
All Other	943	1,224	633
Total segment assets	2,177,424	2,492,463	1,705,891
Unallocated amounts:
Deferred tax assets and income tax receivable	93,096	82,632	82,004
Consolidated assets	$2,270,520	$2,575,095	$1,787,895
5. Receivables
Accounts Receivable, Net—Sotheby's Auction segment functions principally as an agent by offering works of art for sale at auction and by brokering private art sales. In its role as agent, Sotheby's accepts property on consignment and matches sellers (also known as consignors) to buyers through the auction or private sale process. Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. For private sales, Sotheby's enters into a legally binding agreement with the seller, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned upon completion of the sale.
Under Sotheby’s standard auction payment terms, payments from the buyer are due no more than 30 days from the sale date and payments to the consignor are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to a buyer and, for auctions, can vary considerably from selling season to selling season. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to management approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. As of March 31, 2013, $35.7 million of buyer receivables (of which $32.1 million is related to one buyer) and $30.6 million of Due to Consignors were classified within Other Long-Term Assets and Other Long-Term Liabilities, respectively, based on their corresponding payment due dates. The property related to these buyer receivables has not been released to the buyer and is in the possession of Sotheby's.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of March 31, 2013, Accounts Receivable (net) includes $185.5 million related to situations when Sotheby's has paid the consignor before payment was collected from the buyers, of which $4.1 million is associated with a purchase made by a related party (see Note 14). Included in the $185.5 million is $34 million owed by one buyer that was collected by Sotheby's in April 2013. As of December 31, 2012 and March 31, 2012, Accounts Receivable (net) includes $170 million, and $102.4 million, respectively, related to situations when Sotheby's has paid the consignor before payment was collected from the buyer. As of March 31, 2013, December 31, 2012, and March 31, 2012, Accounts Receivable (net) also includes $70 million, $83.7 million, and $53.1 million related to situations when the buyer has taken possession of the property before making payment to Sotheby’s.
As of March 31, 2013, $56.1 million of receivables due from one buyer comprised approximately 11% of total buyer receivables. The property related to these receivable balances has not been released to the buyer and is in the possession of Sotheby's.

9#

Notes Receivable, Net—As of March 31, 2013, December 31, 2012, and March 31, 2012, Notes Receivable (net) consisted of the following (in thousands of dollars):

	March 31, 2013	December 31, 2012	March 31, 2012
Finance segment:
Secured loans	$400,603	$425,138	$294,646
Auction segment:
Auction guarantee advances	24,877	16,224	3,523
Unsecured loan	2,142	2,142	2,142
Dealer segment:
Secured loans	3,525	3,536	6,405
Total Notes Receivable (net)	$431,147	$447,040	$306,716
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
A consignor advance allows a seller to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future. Consignor advances normally have maturities ranging between three and six months and may sometimes be issued interest-free as an incentive to the consignor for entering into the consignment agreement. Such interest-free consignor advances can represent a significant portion of the Finance segment loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. Interest bearing consignor advances typically carry a variable rate of interest.
Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the three months ended March 31, 2013 and 2012, the Finance segment made $6.7 million and $21.7 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within investing activities in the statements of cash flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the statements of cash flows. As of March 31, 2013, December 31, 2012, and March 31, 2012, Notes Receivable (net) included $76.4 million, $77.4 million, and $53.7 million, respectively, of such loans.
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

10#

Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. The table below provides information regarding the LTV ratio of Finance segment secured loans as of March 31, 2013, December 31, 2012, and March 31, 2012 (in thousands of dollars):

	March 31, 2013	December 31, 2012	March 31, 2012
Aggregate LTV ratio of Finance segment secured loans	46%	48%	44%
Finance segment secured loans with an LTV above 50%	$131,618	$120,662	$188,172
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$200,711	$184,205	$308,659
The table below provides other credit quality information regarding Finance segment secured loans as of March 31, 2013, December 31, 2012, and March 31, 2012 (in thousands of dollars):

	March 31, 2013	December 31, 2012	March 31, 2012
Total secured loans	$400,603	$425,138	$294,646
Loans past due	$27,269	$33,737	$2,148
Loans more than 90 days past due	$24,727	$32,665	$1,437
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,478	1,341	900
Total Allowance for Credit Losses - secured loans	$1,478	$1,341	$900
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of March 31, 2013, $27.3 million of the Notes Receivable (net) balance was considered to be past due, of which $24.7 million was more than 90 days past due. Management is continuing to accrue Finance Revenue on these past due loans. The collateral securing these loans has low auction estimates of approximately $60.2 million and $55.6 million, respectively. In April 2013, a portion of this collateral was sold for approximately $12 million, and the resulting proceeds will be used to reduce the balance of past due loans. In consideration of the April 2013 sale of loan collateral, the value of the remaining collateral securing these past due loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for past due loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of March 31, 2013, December 31, 2012, and March 31, 2012, there were no Finance segment non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or interest that is deemed uncollectible. As of March 31, 2013, December 31, 2012, and March 31, 2012, there were no impaired loans outstanding.

11#

During the period January 1, 2012 to March 31, 2013, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2012	$875
Change in loan loss provision	466
Allowance for credit losses as of December 31, 2012	1,341
Change in loan loss provision	137
Allowance for credit losses as of March 31, 2013	$1,478

As of March 31, 2013, loans to two borrowers totaling $54.8 million (LTV of 47%) and $46.6 million (LTV of 70%), respectively, each comprised approximately 13% and 11%, respectively, of the net Notes Receivable balance. For the three months ended March 31, 2013, Finance segment results included revenues of $1.2 million (24%) related to these two loans. No other loan exceeds 10% of the net Notes Receivable balance.
As of March 31, 2013, unfunded commitments to extend additional credit through Sotheby's Finance segment were $11.2 million, of which $0.9 million is committed to an employee of Sotheby’s who is not an Executive Officer. As of March 31, 2013, this same employee had an outstanding Finance segment loan of approximately $0.1 million.
Notes Receivable (Auction Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to auction. Such auction guarantee advances are recorded on Sotheby's balance sheet within Notes Receivable (net). As of March 31, 2013, December 31, 2012, and March 31, 2012, auction guarantee advances totaled $24.9 million, $16.2 million, and $3.5 million, respectively (see Note 10).
Under certain circumstances, Sotheby's, through its Auction segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of March 31, 2013, December 31, 2012, and March 31, 2012, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the $2.1 million balance is collectible based on discussions with the borrower.
Notes Receivable (Dealer Segment)—Sotheby's Dealer segment, with assistance of Finance segment employees, provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of March 31, 2013, December 31, 2012, and March 31, 2012, such loans totaled $3.5 million, $3.5 million, and $6.4 million, respectively.
Weighted Average Interest Rates—For the three months ended March 31, 2013 and 2012, the weighted average interest rates earned on consolidated Notes Receivable (net) were 4.7% and 5.5%, respectively.
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
The A&R Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $100 million for borrowings in the U.K. and Hong Kong, and has a feature whereby any time until June 19, 2017, Sotheby's may request, subject to Lenders' approval, to increase the borrowing capacity by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined with reference to the levels of Sotheby's loan portfolio, art inventory balances, and Net Tangible Assets. In addition, up to $20 million of the borrowing capacity of the Revolving Credit Facility may be used to issue letters of credit. As of March 31, 2013, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $268.3 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.

12#

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
The A&R Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2013.
Sotheby’s has paid approximately $12.9 million in life-to-date arrangement and amendment fees related to the Credit Agreement and the A&R Credit Agreement, of which $2.5 million relates to the December 2012 amendment and restatement. These fees are being amortized on a straight-line basis to Interest Expense over the term of the facility. Additionally, Sotheby's is charged commitment fees ranging from 0.375% to 0.5% per year for undrawn amounts committed under the Revolving Credit Facility depending upon the level of borrowings. The commitment fee under the A&R Credit Agreement is 0.5%.
Long-Term Debt—As of March 31, 2013, December 31, 2012, and March 31, 2012, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2013	December 31, 2012	March 31, 2012
York Property Mortgage, net of unamortized discount of $8,020, $8,911, and $11,584	$218,538	$218,375	$218,113
2015 Senior Notes, net of unamortized discount of $0, $0, and $717	—	—	79,254
Convertible Notes, net of unamortized discount of $1,754, $3,796, and $9,692	180,114	178,072	172,176
2022 Senior Notes	300,000	300,000	—
Less current portion:
York Property Mortgage	(3,378)	(3,178)	(3,051)
Convertible Notes	(180,114)	(178,072)	—
Total	$515,160	$515,197	$466,492
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

13#

The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through July 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through July 2015. As of March 31, 2013, the fair value of the York Property Mortgage was approximately $232 million and is based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
The net proceeds from the issuance of the 2022 Senior Notes were approximately $293.7 million, after deducting fees paid to the initial purchasers, and were used, in part, to redeem $80 million of outstanding 2015 Senior Notes on November 23, 2012, as discussed below. The remaining proceeds are being used for general corporate purposes, including the repayment of other existing indebtedness, including the Convertible Notes, which are due on June 15, 2013.
The 2022 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of Sotheby's existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the A&R Credit Agreement. Interest on the 2022 Senior Notes is payable semi-annually in cash on April 1 and October 1 of each year.
The 2022 Senior Notes are redeemable by Sotheby's, in whole or in part, on or after October 1, 2017, at specified redemption prices set forth in the underlying indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to October 1, 2017, the 2022 Senior Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a premium equal to the greater of 1% of the principal amount of the 2022 Senior Notes and a make-whole premium (as defined in the underlying indenture).
In addition, at any time prior to October 1, 2015, Sotheby's may redeem up to 35% of the aggregate principal amount of the 2022 Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 105.25% plus accrued and unpaid interest. The 2022 Senior Notes are not callable by holders unless Sotheby's is in default under the terms of the underlying indenture.
As of March 31, 2013, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $306 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
2015 Senior Notes—On June 17, 2008, Sotheby's issued $150 million aggregate principal amount of 7.75% Senior Notes, due June 15, 2015. The net proceeds from the issuance of the 2015 Senior Notes were approximately $145.9 million, after deducting the initial purchasers' discounts and fees. The 2015 Senior Notes had an effective interest rate of 8%.
On November 23, 2012, Sotheby's redeemed all of the remaining $80 million of outstanding 2015 Senior Notes for a redemption price of $97 million, which includes a redemption premium of $14 million and accrued interest of $2.7 million. The redemption of the 2015 Senior Notes resulted in a $15 million loss recognized in the fourth quarter of 2012, which included the write-off of approximately $1 million in unamortized debt issuance costs and discounts.

14#

Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Each of Sotheby's existing and future domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Convertible Notes on a senior unsecured basis to the extent such subsidiaries guarantee borrowings under the A&R Credit Agreement. Interest on the Convertible Notes is payable semi-annually in cash on June 15 and December 15 of each year. Sotheby's may not redeem the Convertible Notes prior to their stated maturity date. As of March 31, 2013, the $181.9 million principal amount of outstanding Convertible Notes had a fair value of $204.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
Upon conversion, the principal amount of the Convertible Notes are payable in cash based on a conversion rate, as adjusted, of 29.5920 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price, as adjusted, of approximately $33.79 per share (the “Conversion Price”).
The Convertible Notes may be converted at any time beginning on March 15, 2013 and ending on the close of business on June 14, 2013. Prior to March 15, 2013, the Convertible Notes could only be converted under certain conditions, including, if during any fiscal quarter (and only during such fiscal quarter), the closing price of Sotheby's Common Stock exceeded $43.93 per share (i.e., 130% of the Conversion Price, as adjusted) for at least 20 trading days in the period of 30 consecutive trading days at the end of the previous quarter (the “Stock Price Trigger”). Prior to March 15, 2013, upon conversion, Sotheby's could pay or deliver cash, shares of Common Stock, or a combination thereof, at its election. In March 2013, Sotheby's notified the holders of the Convertible Notes of its irrevocable election to settle the Conversion Obligation (i.e., principal amount plus any conversion premium) related to any conversion requests received after March 15, 2013 solely in cash. In accordance with the terms of the Convertible Notes, the Conversion Obligation will be based on a formula, which is the sum of 1/30th of the product of the applicable conversion rate and the daily per share volume weighted average stock price for 30 consecutive trading days from May 1, 2013 through June 12, 2013.
Sotheby’s will simultaneously recover the cash paid to fund any conversion premium through the exercise of its Convertible Note Hedges, as discussed below. The settlement of the Conversion Obligation related to the outstanding Convertible Notes and the corresponding Convertible Note Hedges will occur in June 2013. The settlement of these transactions is not expected to have a material effect on Sotheby’s earnings.
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
As a result of the cash settlement of conversion requests totaling a principal amount of $18.1 million received in June 2011, $8.2 million ($5.4 million, net of taxes) of the amount originally attributed to the embedded conversion option and initially recorded within Shareholders' Equity no longer met the conditions for equity classification as of June 30, 2011. As a result, this amount was reclassified to Other Current Liabilities on Sotheby's June 30, 2011 balance sheet and was subsequently settled in August 2011.
As of March 31, 2013, management evaluated the embedded conversion option and concluded that it no longer met the conditions for equity classification as a result of Sotheby's irrevocable election to settle any remaining Conversion Obligation related to the Convertible Notes solely in cash. Accordingly, as of March 31, 2013, the $21.8 million fair value of the embedded conversion option was reclassified to Other Current Liabilities, with a corresponding reduction to Shareholders’ Equity of $12 million, net of taxes.
As of March 31, 2013, the unamortized discount related to the Convertible Notes was $1.8 million.
Convertible Note Hedges and Warrant Transactions —On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the “Convertible Note Hedges”) that allow Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the Conversion Price of the Convertible Notes. The Convertible Note Hedges are intended to offset the impact of any potential conversion premium upon future conversions of the Convertible Notes and will be settled in an identical manner to the Convertible Notes.

15#

As discussed above, in March 2013, Sotheby's notified the holders of the Convertible Notes of its irrevocable election to settle the Conversion Obligation related to any conversion requests received after March 15, 2013 solely in cash. Accordingly, in March 2013, Sotheby’s notified the Counterparties of this settlement election, which will enable Sotheby's to recover the cash paid to fund any conversion premium. The settlement of these Convertible Note conversion requests and the corresponding Convertible Note Hedges will occur in June 2013. The settlement of these transactions is not expected to have a material effect on Sotheby’s earnings.
The Convertible Note Hedges initially met the conditions for equity classification and, as a result, in June 2008, the related $40.6 million cost ($22.5 million, net of taxes) was recorded on Sotheby's balance sheet as a component of Additional Paid-In Capital within Shareholders' Equity. As previously discussed in this note, in June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. As a result, in June 2011, Sotheby's notified the Counterparties of these conversion requests, which enabled it to receive $4.4 million in cash to offset the conversion premium paid upon settlement of this portion of the Convertible Notes in August 2011. As a result of the cash settlement of this portion of the Convertible Note Hedges, $8.2 million ($5.3 million, net of taxes) of the amount originally recorded in Shareholders' Equity no longer met the conditions for equity classification as of June 30, 2011. As a result, this amount was reclassified on Sotheby's June 30, 2011 balance sheet to Other Current Assets and was subsequently settled in August 2011.
As of March 31, 2013, management evaluated the Convertible Note Hedges and concluded that the remaining amount in Shareholders’ Equity no longer met the conditions for equity classification as a result of Sotheby's irrevocable election to settle the remaining Convertible Note Hedges solely in cash. Accordingly, as of March 31, 2013, the $21.8 million fair value of the remaining Convertible Note Hedges was reclassified to Other Current Assets, with a corresponding increase to Shareholders’ Equity of $12 million, net of taxes.
On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of Common Stock at approximately $44.50 per share, as adjusted. The Warrants may be exercised subject to a daily limit of approximately 118,000 warrants for each day in the 50 trading days beginning on September 17, 2013 and ending on November 25, 2013 (the "Trading Period"). If, on a particular day during the Trading Period, the daily limit of approximately 118,000 is not exercisable, such Warrants will expire.
As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in net proceeds received from the sale of the Warrants was recorded on Sotheby's balance sheet within Additional Paid-In Capital in Shareholders' Equity. As of March 31, 2013, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby's Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under Sotheby's Long-Term Debt during the five year period after the March 31, 2013 balance sheet date are as follows (in thousands of dollars):

April 2013 to March 2014	$216,538
April 2014 to March 2015	$31,754
April 2015 to March 2016	$239,267
April 2016 to March 2017	$15,750
April 2017 to March 2018	$15,750
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.

16#

Interest Expense—For the three months ended March 31, 2013 and 2012, Interest Expense consists of the following (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Revolving credit facility:
Amortization of amendment and arrangement fees	$302	$429
Commitment fees	362	312
Sub-total	664	741
York Property Mortgage	4,103	4,182
2022 Senior Notes and 2015 Senior Notes	3,938	1,587
Convertible Notes	3,463	3,311
Other interest expense	347	287
Total Interest Expense	$12,515	$10,108
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes, 2015 Senior Notes, and the Convertible Notes.
For the three months ended March 31, 2013 and 2012, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Contractual coupon interest expense	$1,421	$1,420
Discount amortization	2,042	1,891
Total	$3,463	$3,311
7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). The table below summarizes the components of the net pension benefit related to the U.K. Pension Plan for the three months ended March 31, 2013 and 2012 (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Service cost	$914	$926
Interest cost	3,316	3,256
Expected return on plan assets	(4,879)	(4,858)
Amortization of previously unrecognized net pension losses	362	—
Net pension benefit	$(287)	$(676)
Sotheby’s expects to contribute approximately $2.4 million to the U.K. Pension Plan in 2013, of which $0.6 million was contributed through March 31, 2013.
8. Client Deposit
In March 2013, Sotheby's received a $63 million client deposit representing a portion of the purchase price, exclusive of Sotheby's commission, that was ultimately paid to a consignor for a private sale transaction that was not yet completed as of March 31, 2013. This private sale transaction was completed in the second quarter of 2013.

17#

9. Commitments and Contingencies
Employment Arrangements—As of March 31, 2013, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between December 2013 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, the accelerated vesting of certain share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $14.8 million as of March 31, 2013.
Tax Contingencies—Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added, and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby’s unless it fails to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may require Sotheby’s to record a liability and corresponding charge to General and Administrative Expenses. As of December 31, 2012, the total liability related to such tax contingencies was $4.9 million. In January 2013, Sotheby’s paid approximately $4.7 million of this liability to the appropriate state taxing authority. As of March 31, 2013, the total liability related to such tax contingencies was $0.2 million.
Guarantee of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property which has sold at auction but has not been paid for, within a certain amount of time, by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
Sotheby's has guaranteed to a consignor, who is an affiliate of a related party, the collection of up to approximately $35 million in potential sales proceeds related to property that will be offered at auction in the second quarter of 2013. In the event a purchaser does not pay for any of the property sold under this guarantee of collection, Sotheby's would be required to pay the net sale proceeds due to the consignor up to $35 million within thirty-five days of the sale, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. If the purchaser of the property requests and is granted extended payment terms, Sotheby’s would be obligated to pay the total net sale proceeds due to the consignor within thirty-five days after the sale. If Sotheby's makes a payment under the guarantee of collection and either collects from the defaulting buyer or sells the property at a future sale within two years of the auction, then Sotheby's would be entitled to retain such funds up to the amount of the payment Sotheby's made under the guarantee of collection, plus a portion of any excess funds, and Sotheby's would be required to remit the remainder of any excess funds to the consignor. If any of the property under this guarantee of collection does not sell Sotheby's has no obligation to pay the consignor for those items. As of March 31, 2013, the carrying value of the liability representing the estimated fair value of Sotheby's obligation to perform under this guarantee of collection was not material.
Legal Actions—Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matter described below. Management is required to assess the likelihood of any adverse judgments or outcomes in this matter, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. Management does not believe that the outcome of any of these pending claims or proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.
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

18#

appeal. It is currently not possible to make an estimate of the amount or range of loss that could result from an unfavorable outcome of this matter.
(See Note 6 for information related to Sotheby's debt commitments. See Note 7 for information related to Sotheby's pension commitments. See Note 10 for information related to Sotheby's auction guarantees. See Note 13 for information related to Sotheby's income tax contingencies. See Note 14 for information related to Sotheby's related parties.)
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
Sotheby's irrevocable bid counterparties are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. In the first quarter of 2013, Sotheby's recorded $1.7 million as a client goodwill gesture within General and Administrative Expenses as a result of an accommodation made to an irrevocable bid counterparty.
As of March 31, 2013, Sotheby’s had outstanding auction guarantees totaling $60.2 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is substantially reduced by irrevocable bid arrangements. If each irrevocable bid is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $65.5 million. The property related to these auction guarantees will be offered at auctions in the second and fourth quarters of 2013.
As of March 31, 2013, $24.9 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the balance sheet within Notes Receivable (see Note 5). As of March 31, 2013, December 31, 2012, and March 31, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $2.4 million, $3.3 million, and $1.5 million, respectively, and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of May 3, 2013, Sotheby's had outstanding auction guarantees totaling $95.4 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is substantially reduced by irrevocable bids. If each irrevocable bid is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $103.3 million. The property related to these auction guarantees will be offered at auctions in the second and fourth quarters of 2013. As of May 3, 2013, $20.4 million of the aggregate guaranteed amount had been advanced by Sotheby's.

19#

11. Share-Based Payments
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units, and stock options. Each of these share-based payments is explained below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the statement of operations. For the three months ended March 31, 2013 and 2012, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Pre-Tax	$4,432	$4,920
After-Tax	$3,646	$3,737
For the three months ended March 31, 2013 and 2012, Sotheby's realized $2.7 million and $3.3 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the balance sheet as an increase to Additional Paid-in Capital and are classified within financing activities in the statement of cash flows.
As of March 31, 2013, unrecognized compensation expense related to the unvested portion of share-based payments was $34.8 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 3.3 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
Sotheby's Restricted Stock Unit Plan—The Sotheby's Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) provides for the issuance of Restricted Stock Units (“RSU's”) to employees, subject to the approval of the Compensation Committee of Sotheby's Board of Directors (the “Compensation Committee”). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential future contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deems relevant.
RSU's generally vest evenly over a four year service period. Prior to vesting, holders of RSU's do not have voting rights, but are entitled to receive dividend equivalents. Dividend equivalents paid to holders of unvested RSU's are not forfeitable. RSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
Performance Share Units—Performance Share Units (“PSU's”) are RSU's that generally vest ratably over four years, if Sotheby's achieves certain profitability targets. Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividend equivalents. Dividend equivalents are credited to holders of PSU's and are only paid for the portion of PSU's that vest. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest. The Compensation Committee believes that PSU's better align Sotheby's variable compensation strategy with its financial performance and the cyclical nature of the art market and further align the interests of Sotheby's management with its shareholders. Accordingly, Sotheby's intends to grant future share-based payment awards solely in the form of PSU's with both performance and service conditions.
In the first quarter of 2013, Sotheby's issued 696,488 PSU's with a fair value of approximately $24.9 million as follows: (i) 600,702 PSU's with a fair value of $21.5 million related almost entirely to Sotheby's incentive compensation programs and (ii) 95,786 PSU's with a fair value of $3.4 million issued to Mr. Ruprecht in accordance with the terms of his employment agreement.
Summary of RSU’s and PSU’s—For the three months ended March 31, 2013, changes to the number of outstanding RSU’s and PSU’s were as follows (shares in thousands):

	Number of RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,912	$30.39
Granted	696	$35.75
Vested	(703)	$21.97
Canceled	(2)	$36.82
Outstanding at March 31, 2013	1,903	$35.46

20#

The aggregate fair value of Restricted Stock, RSU’s, and PSU's that vested during the three months ended March 31, 2013 and 2012 was $26.9 million and $28.1 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested. As of March 31, 2013, 0.8 million shares were available for future awards pursuant to the Restricted Stock Unit Plan. On May 8, 2013, Sotheby's stockholders approved the Second Amended and Restated Sotheby's Restricted Stock Unit Plan, which, among other things, increased the maximum number of shares authorized for issuance by 3 million shares. Accordingly, as of May 8, 2013, 3.8 million shares were available for future awards pursuant to the Restricted Stock Unit Plan, as amended.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of March 31, 2013, 35,350 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
For the three months ended March 31, 2013, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	348	$21.92
Exercised	(97)	$22.11
Outstanding at March 31, 2013	251	$21.84	6.7	$3,911
Exercisable at March 31, 2013	126	$21.58	6.6	$1,999
The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $1.7 million and $0.5 million, respectively. For the three months ended March 31, 2013, cash proceeds received as a result of stock option exercises were $2.2 million. The $0.7 million of cash proceeds received from stock options exercised in the first quarter of 2012 was received in April 2012. For the three months ended March 31, 2013 and 2012, the excess tax benefit realized from the exercise of stock options was $0.3 million and $0.1 million, respectively.
Dividends—In December 2012, the Board of Directors declared and Sotheby’s paid accelerated first and second quarter of 2013 cash dividends totaling $0.20 per share (approximately $13.6 million). This accelerated dividend was in lieu of quarterly dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition (in particular, U.S. liquidity), cash flows, legal requirements and other factors as the Board of Directors deems relevant.

21#

12. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three months ended March 31, 2013 and 2012 (in thousands of dollars):

Three Months Ended March 31, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2013	$(16,084)	$(34,291)	$(50,375)
Other comprehensive (loss) income before reclassifications	(26,202)	2,102	(24,100)
Amounts reclassified from accumulated other comprehensive loss	—	279	279
Net other comprehensive (loss) income	(26,202)	2,381	(23,821)
Balance at March 31, 2013	$(42,286)	$(31,910)	$(74,196)

Three Months Ended March 31, 2012	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2012	$(34,012)	$(19,906)	$(53,918)
Other comprehensive income (loss) before reclassifications	17,486	(752)	16,734
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income (loss)	17,486	(752)	16,734
Balance at March 31, 2012	$(16,526)	$(20,658)	$(37,184)
Other Comprehensive (Loss) Income principally includes the change in the foreign currency translation adjustment account during the period, as well as unrealized gains and losses related to the U.K. Pension Plan. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Loss on the balance sheet. For the three months ended March 31, 2013, the $0.3 million (net of tax) reclassified from Accumulated Other Comprehensive Loss was recognized on a pre-tax basis within Salaries and Related Costs in the Condensed Consolidated Statements of Operations (see Note 7). For the three months ended March 31, 2013 and 2012, Other Comprehensive (Loss) Income before reclassifications of $2.1 million and ($0.8) million, respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan.
13. Uncertain Tax Positions
As of March 31, 2013, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $33.3 million, representing a decrease of $2.1 million when compared to the liability of $35.4 million as of December 31, 2012. This decrease is primarily the result of the expiration of the statute of limitations for certain tax years. As of March 31, 2012, Sotheby’s liability for unrecognized tax benefits was $34.3 million.
As of March 31, 2013, December 31, 2012 and March 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $17.1 million, $17.4 million, and $17.6 million, respectively.
Sotheby’s believes it is reasonably possible that a decrease of $4.7 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2013 balance sheet date as a result of the expiration of the statute of limitations and expected settlements of currently ongoing tax audits.
Sotheby's is subject to taxation in the U.S. and various state and foreign jurisdictions and, as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby's various U.S. state and foreign tax returns are currently under examination by taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, which includes the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2005.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense (Benefit). The accrual for such interest and penalties decreased by $0.1 million for the three months ended March 31, 2013.

22#

Sotheby's policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in its statements of operations. Penalties related to such taxes are recorded as General and Administrative Expenses in its statements of operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense (Benefit) in Sotheby's statements of operations.
14. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of Sotheby's Board of Directors and employees, transact with Sotheby's to buy and sell property at auction and through private sales. For the three months ended March 31, 2013 and March 31, 2012, Sotheby’s recognized total Auction and Related Revenues of $0.5 million and $0.2 million, respectively, related to the sale and purchase of property by related parties. These revenues represent less than 1% of total revenues for those periods.
As of March 31, 2013, December 31, 2012, and March 31, 2012, Accounts Receivable (net) included $4.1 million, $3.9 million, and $17.3 million, respectively, associated with auction or private sale purchases made by related parties. These receivables represented approximately 1%, 1%, and 5%, respectively, of Accounts Receivable (net) as of these dates. As of March 31, 2013 and December 31, 2012, Sotheby's owed approximately $48 million to a consignor that is a trust to which a member of Sotheby's Board of Directors is indirectly related, representing approximately 14% and 8%, respectively, of the Due to Consignors balance as of those dates.
As of March 31, 2013 and December 31, 2012, Notes Receivable (net) included a $0.1 million Finance segment loan to an employee who is not an Executive Officer. In addition, Sotheby's has issued a guarantee of collection to an affiliate of a related party for property that will be offered at auction in the second quarter of 2013 (see Note 9).
15. Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2013-02 ("ASU 2013-02"), which requires entities to disclose additional information regarding changes within its accumulated other comprehensive income, but does not change the manner in which entities account for items included in accumulated other comprehensive income. Sotheby's adopted ASU 2013-02 upon its effective date in the first quarter of 2013 (see Note 12).
In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of financial instruments and transactions subject to the offsetting disclosure requirements established by ASU 2011-11. More specifically, ASU 2013-01 limits such disclosure requirements to certain derivatives, repurchase agreements and securities borrowing and lending transactions. Sotheby's adopted ASU 2013-01 upon its effective date in the first quarter of 2013. This standard did not have an impact on Sotheby's disclosures in this Form 10-Q.
In February 2013, the FASB issued ASU 2013-04, which provides new accounting and disclosure guidance for joint-and-several obligations. ASU 2013-04 is effective for public entities in fiscal years beginning on or after December 15, 2013 and is to be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity's fiscal year of adoption. Management is currently assessing the potential impact of this standard on Sotheby's financial statements.

23#

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales (as defined below) represented 84% and 81% of total Net Auction Sales in 2012 and 2011, respectively. Accordingly, Sotheby's auction results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's operating expenses.
Use of Non-GAAP Financial Measures
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Net Liquidity, as presented in MD&A under "Statistical Metrics," is a supplemental financial measure that is not required by or presented in accordance with GAAP.
Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable, current accrued liabilities, and any client deposits were paid as of each balance sheet date.This measure, among others, is used by management to assess the amount of Sotheby's available liquidity, excluding borrowings available under its revolving credit facility, in consideration of the fact that Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Net Liquidity should not be considered as an alternative to cash and cash equivalents as reported in accordance with GAAP. A reconciliation of Net Liquidity to cash and cash equivalents reported in accordance with GAAP is presented below under “Reconciliation of Non-GAAP Financial Measures.”
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013
This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
Overview
As discussed above, due to the seasonality of Sotheby's auction business and the fixed nature of many of its operating expenses, the first quarter typically reflects a net loss. Sotheby's reported a first quarter net loss of ($22.3) million in 2013, as compared to a net loss of ($10.7) million in the prior year. The higher net loss is principally the result of lower auction commission margins attributable to competitive pressures to win high-value consignments, and to a lesser extent, a higher level of expenses. See the discussion below for greater detail on the significant factors impacting Sotheby’s results for the three months ended March 31, 2013 and the comparison to the prior period.
Outlook
Sotheby's results for the first quarter of 2013 were significantly impacted by sales growth in the categories of Impressionist, Modern and Contemporary Art, where the climate for the most high-value consignments remains very competitive and with such consignments often earning thinner commission margins, particularly in comparison to the prior year. In order to enhance its revenue stream and strengthen profit margins, Sotheby's enacted a change to its buyer's premium rate structure that became effective March 15, 2013. This pricing change did not have a material impact on Sotheby's Auction Commission Margin for the first quarter of 2013, but, based on sales results and business-getting efforts to date, it is expected to contribute to an increase in margins in the second quarter of 2013 when compared to the first quarter of 2013 and in comparison to the second quarter of 2012.
Net Auction Sales for the second quarter of 2013 have performed well to-date, and prices and demand continue to be strong. Management remains confident in the global art market and is encouraged by the level and quality of consignments to be offered in Sotheby's remaining second quarter auctions.
(See statement on Forward Looking Statements. In addition, the art market has historically been cyclical; please refer to Part II, Item 1A, "Risk Factors," which summarizes the factors that could significantly influence and cause variability in Sotheby's operating results and liquidity.)

24#

Results of Operations for the Three Months Ended March 31, 2013 and 2012
The table below presents a summary of Sotheby’s results of operations for the three months ended March 31, 2013 and 2012, as well as a comparison between the two periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended March 31,	2013	2012	$ Change	% Change
Revenues:
Auction and related revenues	$94,175	$97,410	$(3,235)	(3%)
Finance revenues	4,933	3,575	1,358	38%
Dealer revenues	1,083	2,678	(1,595)	(60%)
License fee revenues	1,186	901	285	32%
Other revenues	368	395	(27)	(7%)
Total revenues	101,745	104,959	(3,214)	(3%)
Expenses	123,058	113,665	(9,393)	(8%)
Operating loss	(21,313)	(8,706)	(12,607)	*
Net interest expense	(12,129)	(9,499)	(2,630)	(28%)
Other income	1,699	1,742	(43)	(2%)
Loss before taxes	(31,743)	(16,463)	(15,280)	(93%)
Equity in earnings of investees, net of taxes	2	221	(219)	(99%)
Income tax benefit	(9,396)	(5,578)	3,818	68%
Net loss	$(22,345)	$(10,664)	$(11,681)	*
Statistical Metrics:
Aggregate Auction Sales (a)	$614,159	$502,141	$112,018	22%
Net Auction Sales (b)	$523,386	$425,829	$97,557	23%
Items sold at auction with a hammer (sale) price greater than $1 million	76	78	(2)	(3%)
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$307,969	$228,351	$79,618	35%
Auction Commission Margin (c)	15.0%	18.1%	N/A	(17%)
Private Sales (d)	$157,184	$186,687	$(29,503)	(16%)
Consolidated Sales (e)	$772,426	$691,506	$80,920	12%
Average Loan Portfolio (f)	$407,673	$255,751	$151,922	59%
Net Liquidity (g)	$558,304	$421,859	$136,445	32%

Legend:
*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales, and Dealer revenues.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.

25#

Revenues
For the three months ended March 31, 2013 and 2012, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended March 31,	2013	2012	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$78,564	$76,858	$1,706	2%
Private sale commission revenues	13,624	15,279	(1,655)	(11%)
Principal activities	(575)	269	(844)	*
Other auction and related revenues**	2,562	5,004	(2,442)	(49%)
Total auction and related revenues	94,175	97,410	(3,235)	(3%)
Other revenues:
Finance revenues	4,933	3,575	1,358	38%
Dealer revenues	1,083	2,678	(1,595)	(60%)
License fee revenues	1,186	901	285	32%
Other	368	395	(27)	(7%)
Total other revenues	7,570	7,549	21	—%
Total revenues	$101,745	$104,959	$(3,214)	(3%)
*     Represents a change in excess of 100%.

**
Principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues.

Auction and Related Revenues
For the three months ended March 31, 2013, auction and related revenues decreased $3.2 million (3%) principally due to a significant decline in Auction Commission Margin. To a lesser extent, the comparison of auction and related revenues to the prior year is also impacted by $2.1 million in fees earned by Sotheby's in 2012 on sales brokered by third parties that were not repeated in the current year, as well as an 11% decline in private sale commission revenues. See below for a detailed discussion of the significant factors impacting the comparison of auction and related revenues between the current and prior periods.
Auction Commission Revenues—In its role as auctioneer, Sotheby’s accepts property on consignment and matches sellers (also known as consignors) to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of Net Auction Sales.
For the three months ended March 31, 2013, despite a $97.6 million (23%) increase in Net Auction Sales, auction commission revenues improved only $1.7 million (2%) as Auction Commission Margin declined from 18.1% to 15.0%. See "Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these statistical metrics.
Net Auction Sales—For the three months ended March 31, 2013, Net Auction Sales increased $97.6 million (23%), primarily due to a $117 million (49%) improvement in sales of Impressionist, Modern and Contemporary Art, as higher average sale prices were achieved in the current year winter sales series in London.

26#

Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, the Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin.
Auction Commission Margin may be adversely impacted by arrangements whereby Sotheby's buyer's premium is shared with a consignor in order to secure a high-value consignment. Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, all or a portion of Sotheby's buyer's premium is used to reduce the principal loss on the transaction. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information on Sotheby's use of auction guarantees.)
In order to enhance revenue and strengthen Auction Commission Margin, Sotheby's enacted a change to its buyer's premium rate structure that became effective March 15, 2013. In salesrooms in the U.S., the buyer's premium is now 25% of the hammer (sale) price on the first $100,000, 20% of the hammer (sale) price above $100,000 up to and including $2,000,000 and 12% of any remaining amount over $2,000,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds have been translated into an equivalent fixed local currency amount. Prior to March 15, 2013, in U.S. salesrooms, the buyer's premium rate structure was 25% of the first $50,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $50,000 up to and including $1 million; and 12% on any remaining amount over $1 million.
For the three months ended March 31, 2013, Auction Commission Margin decreased from 18.1% to 15.0%. This decline is primarily attributable to competitive pressures to win high-value consignments, which resulted in a higher level of buyer's premium shared with consignors in the quarter. To a lesser extent, the decline in Auction Commission Margin is also due to sales mix, as there was a 35% increase in the total hammer (sale) price of lots sold over $1 million. The pricing change enacted on March 15, 2013 did not have a material impact on Sotheby's results for the first quarter of 2013, as a large majority of Sotheby's auctions for the period had been conducted prior to that date.
Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby’s acting as its exclusive agent in the transaction or a prospective buyer who is interested in purchasing a certain work of art privately.
For the three months ended March 31, 2013, the $1.7 million (11%) decrease in private sale commission revenues is primarily attributable to a very profitable high-value private sale completed in the prior period for which there was no comparable transaction in the current period, the impact of which is partially offset by an increase in the volume of private selling activity in the current period. Private sales continue to be a strategic focus for management and have become increasingly important to Sotheby’s overall financial performance.
Other Auction and Related Revenues—Other auction and related revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues. For the three months ended March 31, 2013, other auction and related revenues decreased $2.4 million (49%) due to $2.1 million in fees earned by Sotheby's in 2012 on sales brokered by third parties for which there were no comparable transactions in the current year.
Finance Revenues
For the three months ended March 31, 2013, Finance revenues increased $1.4 million (38%) principally due to a $151.9 million (59%) increase in the average loan portfolio balance. This growth in the loan portfolio occurred steadily throughout 2012 and is attributable to a number of factors such as the increased client demand for art-related financing, the improved global reach of Sotheby's art-financing activities, and an increase in term loans made to refinance clients' auction and private sale purchases. See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Finance segment loans.
(Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

27#

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
The table below summarizes Dealer revenues, cost of sales, and gross profit for the three months ended March 31, 2013 and 2012 (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended March 31,	2013	2012	$ Change	% Change
Dealer revenues	$1,083	$2,678	$(1,595)	(60%)
Dealer cost of sales	(700)	(2,512)	1,812	72%
Dealer gross profit	$383	$166	$217	*
* Represents a change in excess of 100%
In the first quarter of 2013, Dealer segment results reflect a continued decline in NMP sales revenues, partially offset by a slightly higher level of private sales commissions and a modest increase in retail wine sales during the period.
Expenses
For the three months ended March 31, 2013 and 2012, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31,	2013	2012	$ Change	% Change
Direct costs of services	$8,449	$7,391	$(1,058)	(14%)
Dealer cost of sales	700	2,512	1,812	72%
Marketing expenses	4,687	4,397	(290)	(7%)
Salaries and related costs	60,695	56,226	(4,469)	(8%)
General and administrative expenses	44,011	38,919	(5,092)	(13%)
Depreciation and amortization expense	4,516	4,220	(296)	(7%)
Total expenses	$123,058	$113,665	$(9,393)	(8%)
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
For the three months ended March 31, 2013, direct costs of services increased $1.1 million (14%) due to an increase in auction-related direct costs consistent with the level and composition of auction offerings during the period. The overall increase in direct costs of services is partially offset by a $0.5 million decrease in private sale expenses.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of costs associated with corporate marketing activities and client service initiatives, as well as strategic sponsorships of and charitable donations to cultural institutions. For the three months ended March 31, 2013, marketing expenses increased $0.3 million (7%) largely due to increased sponsorships of museums and other cultural institutions.

28#

Salaries and Related Costs
For the three months ended March 31, 2013 and 2012, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31,	2013	2012	$ Change	% Change
Full-time salaries	$34,917	$32,899	$(2,018)	(6%)
Incentive compensation expense	3,273	1,948	(1,325)	(68%)
Share-based payment expense	4,432	4,920	488	10%
Payroll taxes	6,204	5,427	(777)	(14%)
Employee benefits	7,441	6,955	(486)	(7%)
Other compensation expense*	4,428	4,077	(351)	(9%)
Total salaries and related costs	$60,695	$56,226	$(4,469)	(8%)

* Principally includes expense related to the cost of temporary labor and overtime, and certain retention-based, new-hire and other employment arrangements.
For the three months ended March 31, 2013, salaries and related costs increased $4.5 million (8%) due in part to higher full-time salaries resulting from strategic headcount and salary increases, as well as a higher rate of private sale incentive compensation costs. Also contributing to the net increase in salaries and related costs are higher levels of payroll taxes, employee benefits, and other compensation expense, as well as a decrease in share-based payment expense, all of which are discussed below.
Share-Based Payment Expense—Share-based payment expense consists of amortization expense related to performance-based equity compensation awards, restricted stock units, and stock options. Equity compensation awards are granted annually in the first quarter of the year, and the value of each annual award is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of shares ultimately expected to vest as a result of employee service. In addition, for performance-based equity compensation awards, the amount and timing of expense recognition is significantly impacted by management’s quarterly assessment of the likelihood and timing of achieving certain profitability targets.
For the three months ended March 31, 2013, share-based payment expense decreased $0.5 million (10%) reflecting adjustments resulting from management's quarterly assessment process. (See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Payroll Taxes—For the three months ended March 31, 2013, payroll taxes increased $0.8 million (14%) due in part to the higher levels of full-time salaries and incentive compensation, as well as increased costs for certain employment arrangements, as discussed below in "Other Compensation Expense." Also contributing to the increase in payroll taxes are higher social security tax rates that became effective on January 1, 2013 in the U.S.
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

29#

For the three months ended March 31, 2013, employee benefit costs increased $0.5 million (7%) primarily due to a $0.4 million decrease in the net pension credit related to the U.K. Pension Plan, as discussed below, as well as a $0.3 million increase in severance costs. These increases are partially offset by a lower level of investment gains associated with the DCP when compared to the prior period.
The decrease in the net pension credit related to the U.K. Pension Plan is primarily due to actuarial losses incurred in 2012, a portion of which are being amortized to the statement of operations in 2013 (see Note 7 of Notes to Condensed Consolidated Financial Statements). For the year ending December 31, 2013, the net pension credit related to the U.K. Pension Plan is expected to be approximately $1.2 million, representing a decrease of approximately $1.6 million when compared to 2012. (See statement on Forward Looking Statements.)
Other Compensation Expense—Other compensation expense typically includes the cost of temporary labor and overtime, as well as expense related to certain retention-based, new-hire and other employment arrangements. For the three months ended March 31, 2013, other compensation expense increased $0.4 million (9%) primarily due to a higher level of expense associated with various employment arrangements. The increase in other compensation expense is partially offset by net savings in costs associated with Sotheby's unionized property handlers in New York, as the prior period included temporary labor costs incurred as a result of the union lockout ($0.8 million), the impact of which was partially offset by overtime costs related to the reinstated union workforce in the first quarter of 2013 ($0.2 million).
General and Administrative Expenses
For the three months ended March 31, 2013, general and administrative expenses increased $5.1 million (13%), primarily due to a $3.7 million (29%) increase in professional fees largely as a result of a higher level of technology and business consulting costs incurred in support of Sotheby's strategic initiatives. To a lesser extent, the increase in general and administrative expenses is the result of an increase in client goodwill gestures and other claims, as well as a higher level of facilities-related costs in London and New York. The increase in client goodwill gestures is attributable, in part, to a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013 (see Note 10 of Notes to Condensed Consolidated Financial Statements).
The net increase in general and administrative expenses for the three months ended March 31, 2013 is partially offset by $0.5 million in security costs incurred in the first quarter of 2012 to minimize the disruption of business associated with the lockout of Sotheby's unionized art handlers in New York, as well as a decrease in bad debt expense primarily as a result of a $0.5 million loss recognized in the prior period related to an uncollectible auction receivable.
Net Interest Expense
For the three months ended March 31, 2013, net interest expense increased $2.6 million (28%) primarily due to incremental interest expense resulting from the September 2012 issuance of $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes").
Management currently expects to utilize approximately $182 million of the net proceeds from the issuance of the 2022 Senior Notes to settle the remaining principal amount of Sotheby's 3.125% Convertible Notes (the "Convertible Notes") upon their maturity in June 2013. Following the maturity of the Convertible Notes, Sotheby's expects to achieve annualized interest expense savings of approximately $4.7 million due to the lower interest rate on the 2022 Senior Notes (5.25%) when compared to the weighted average effective interest rate on the 2015 Senior Notes and the Convertible Notes (7.83%), partially offset by higher long-term debt levels. (See "Liquidity and Capital Resources" below and statement on Forward Looking Statements.)
Income Tax Benefit
The quarterly income tax provision is calculated using an estimated annual effective income tax rate for the period based on actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (i.e., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

30#

As discussed above, changes in the jurisdictional mix of forecasted pre-tax income could result in pre-tax income being higher or lower than anticipated in countries with lower statutory tax rates, which could cause Sotheby's effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. This is particularly true in countries where Sotheby's has significant auction operations such as the U.K., Hong Kong and Switzerland, where the statutory tax rates are approximately 23%, 17%, and 23%, respectively. For the year ended December 31, 2012, pre-tax income of the U.K., Hong Kong, and Switzerland was $55.3 million, $17.5 million, and $17 million, respectively, which cumulatively comprised 73% of foreign pre-tax income and 56% of consolidated pre-tax income.
Management anticipates that Sotheby's annual effective income tax expense rate for 2013, excluding discrete items, will be approximately 30%. This anticipated annual effective income tax expense rate is lower than the U.S. statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates, partially offset by state and local income taxes and additional U.S. tax on earnings from foreign subsidiaries. (See statement on Forward Looking Statements.)
Sotheby's effective income tax benefit rate for the three months ended March 31, 2013 is 30% compared to an effective income tax benefit rate of 34% in the prior year. The change in the income tax benefit rate when compared to the prior period is primarily due to a $0.7 million tax benefit related to a discrete tax contingency reversal recorded in the prior period.
American Taxpayer Relief Act of 2012—The American Taxpayer Relief Act of 2012 (the “U.S. Act”) was enacted on January 2, 2013. The U.S. Act, among other things, reinstated, retroactive to January 1, 2012, certain expired tax provisions relating to the U.S. tax treatment of deemed income earned by foreign subsidiaries. The change in tax law, including the retroactive effect, did not have a material impact on Sotheby's results for the three months ended March 31, 2013, and is not expected to have a material impact on Sotheby's 2013 full year results.

31#

FINANCIAL CONDITION AS OF MARCH 31, 2013
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2013, total cash and cash equivalents decreased $160.1 million to $608.2 million primarily due to the factors discussed below.
Net Cash Used by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly accounting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to a buyer and, for auctions, extended payment terms can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the quarterly balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a period is also a reflection of its net income (loss), the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related amounts.
Net cash used by operating activities of approximately $166.1 million for the three months ended March 31, 2013 is principally attributable to a net cash outflow of $133.8 million related to the settlement of auction and private sale transactions during the period. This net cash outflow is particularly influenced by the payment of net sale proceeds to certain consignors for property sold in Sotheby's first quarter London auctions in advance of collecting the purchase price from the buyer. Also contributing to the cash outflows from operating activities is the funding of approximately $49 million in 2012 incentive compensation payments in February 2013 and approximately $26 million in tax-related payments, as well as Sotheby's net loss for the quarter ($22.3 million). These net cash outflows are partially offset by the receipt of a $63 million client deposit in March 2013 related to a private sale transaction that was completed in the second quarter of 2013 (see Note 8 of Notes to Condensed Consolidated Financial Statements).
Net Cash Provided by Investing Activities—Net cash provided by investing activities of $31 million for the three months ended March 31, 2013 is principally attributable to a $24.2 million decrease in restricted cash as a result of net auction proceeds paid to consignors during the period in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts. Cash provided by investing activities also reflects a net decrease in client loans during the period as loan settlements exceeded the funding of new loans by $11.1 million. These cash inflows are minimally offset by capital expenditures of $4.3 million during the period.
Net Cash Used by Financing Activities—Net cash used by financing activities of $6.8 million for the three months ended March 31, 2013 is primarily attributable to the funding of employee tax obligations related to share-based payments ($11.3 million), partially offset by excess tax benefits resulting from share-based payments ($2.7 million) and proceeds received from the exercise of employee stock options ($2.2 million).

32#

NET LIQUIDITY
Sotheby's defines Net Liquidity as the amount of cash and cash equivalents that would remain assuming that all accounts receivable were collected and that all consignor payables, accounts payable, current accrued liabilities, and any client deposits were paid as of each balance sheet date. This measure, among others, is used by management to assess the amount of Sotheby's available liquidity, excluding borrowings available under its revolving credit facility, in consideration of the fact that Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. (See "Use of Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures.")
As of March 31, 2013, December 31, 2012, and March 31, 2012, Net Liquidity was as follows (in thousands of dollars):

	March 31, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents	$608,200	$768,347	$444,274
Add: Restricted cash	6,892	31,974	5,538
Add: Accounts receivable, net	467,030	597,487	316,339
Subtract: Due to consignors	(331,236)	(599,614)	(256,571)
Subtract: Accounts payable and other accrued liabilities	(129,582)	(183,776)	(87,721)
Subtract: Client deposit	(63,000)	—	—
Net Liquidity	$558,304	$614,418	$421,859
See "Financial Condition" for a discussion of the factors contributing to the decrease in Net Liquidity during the first quarter of 2013.

33#

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of March 31, 2013 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
York Property Mortgage (1)
Principal payments	$226,501	$3,378	$223,123	$—	$—
Interest payments	28,917	12,519	16,398	—	—
Sub-total	255,418	15,897	239,521	—	—
Convertible Notes (1)
Principal payments	181,868	181,868	—	—	—
Interest payments	2,850	2,850	—	—	—
Sub-total	184,718	184,718	—	—	—
2022 Senior Notes (1)
Principal payments	300,000	—	—	—	300,000
Interest payments	157,673	15,923	31,500	31,500	78,750
Sub-total	457,673	15,923	31,500	31,500	378,750

Other commitments:
Operating lease obligations (2)	112,196	17,673	30,332	23,244	40,947
Employment arrangements (3)	14,782	8,496	5,476	810	—
Auction guarantees (4)	35,280	35,280	—	—	—
Unfunded loan commitments (5)	11,226	11,226	—	—	—
Uncertain tax positions (6)	—	—	—	—	—
Sub-total	173,484	72,675	35,808	24,054	40,947
Total	$1,071,293	$289,213	$306,829	$55,554	$419,697

(1)	See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the Convertible Notes, and the 2022 Senior Notes.

(2)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.

(3)
These amounts represent the remaining commitment for future salaries and other cash compensation, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, related to employment arrangements with certain senior employees. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

(4)
Represents the amount of auction guarantees outstanding ($60.2 million) net of amounts advanced ($24.9 million) as of March 31, 2013. See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.

(5)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(6)
Excludes the $21 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the March 31, 2013 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 13 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

34#

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments, (ii) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses a guarantee of collection arrangement, and (iii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
CONTINGENCIES
For information related to contingencies see: (i) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses legal and other tax contingencies, (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 13 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 13 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—Sotheby's continues to have significant cash balances and strong liquidity. In the second half of 2012, Sotheby's further improved its short and long-term liquidity by issuing $300 million of 5.25% senior notes, due October 2022, and by amending its credit agreement to provide an extended maturity date, an increased borrowing capacity, and greater operating flexibility. The proceeds from the issuance of the 5.25% senior notes were used, in part, to redeem the remaining $80 million principal amount of 2015 Senior Notes in November 2012 and a large portion of the remaining proceeds are expected to be used to settle the $182 million of Convertible Notes that are due in June 2013. (See Note 6 of Notes to Condensed Consolidated Financial Statements and statement on Forward Looking Statements.)
Cash and Cash Equivalents—As of March 31, 2013, Sotheby’s had global cash and cash equivalents of approximately $608.2 million, of which $114.7 million was held in the U.S. and $493.5 million was held by foreign subsidiaries. The current focus of Sotheby’s investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are invested in the highest rated overnight deposits.
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
The A&R Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $100 million for borrowings in the U.K. and Hong Kong, and has a feature whereby any time until June 19, 2017, Sotheby's may request, subject to Lenders' approval, to increase the borrowing capacity by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined with reference to the levels of Sotheby's loan portfolio, art inventory balances, and Net Tangible Assets. In addition, up to $20 million of the borrowing capacity of the Revolving Credit Facility may be used to issue letters of credit. As of March 31, 2013, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $268.3 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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

35#

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
The A&R Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2013.
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
As of March 31, 2013, Sotheby’s had global cash and cash equivalents of approximately $608.2 million, of which $114.7 million was held in the U.S. and $493.5 million was held by foreign subsidiaries. Of the $493.5 million in foreign cash balances, approximately $414.5 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $414.5 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or debt repayments. Management continually evaluates its assertions regarding the indefinite reinvestment of certain foreign cash balances. If circumstances were to change and cause management to change its assertion with respect to indefinitely reinvested foreign cash balances, Sotheby's would incur additional income tax expense. (See statement on Forward Looking Statements.)
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of the settlement of the 3.125% Convertible Notes, the funding of capital expenditures, and the payment of dividends, as well as the funding of the other short-term commitments due on or before March 31, 2014, as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $22 million to $27 million for the year ended December 31, 2013. (See statement on Forward Looking Statements.)
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
Management believes that operating cash flows and existing cash balances, supplemented by Revolving Credit Facility borrowings, if needed, will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the December 19, 2017 expiration of the A&R Credit Agreement. Also, on September 12, 2012, Sotheby's filed an automatically effective Registration Statement on Form S-3ASR with the SEC, which Sotheby's could use to facilitate the raising of further capital through the issuance of debt securities, which may be in the form of notes or other types of debt securities. Sotheby's does not currently intend to issue any additional long-term debt.

36#

Sotheby's continues to have significant cash balances and strong liquidity, especially in consideration of the $293.7 million in net proceeds received from the issuance of the 2022 Senior Notes in September 2012. These proceeds were used, in part, to redeem the remaining $80 million principal amount of 2015 Senior Notes in November 2012 for a price of $96.7 million. Management intends to utilize $181.9 million of the net proceeds to settle the Convertible Notes which mature on June 15, 2013. The remaining net proceeds, along with existing cash balances, will continue to provide Sotheby's flexibility in funding potential future operational and capital needs, including potential further domestic and international growth of the Finance segment loan portfolio, potential opportunistic investments in principal and/or Dealer segment activities, and possible future expenditures related to international growth markets such as China. Additionally, should business operations and liquidity, and in particular, U.S. cash balances and liquidity, remain strong, management will continue to evaluate traditional corporate finance alternatives, including repurchases of shares of Sotheby’s Common Stock and/or some action with respect to Sotheby’s dividend. (See statement on Forward Looking Statements.)
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 15 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.
PREMISES UPDATE
Management believes Sotheby's worldwide premises are adequate for the current conduct of its business. However, management continually assesses Sotheby's worldwide premises and related fixed assets for its current and future business needs as part of its ongoing efforts to manage infrastructure and enhance long-term shareholder value. In May 2013, Sotheby’s engaged external real estate professionals to assist in assessing the value of Sotheby’s headquarters building at 1334 York Avenue in New York (the "York Property") and evaluating available alternatives within the New York real estate market. However, there are no current plans to relocate Sotheby’s New York operations from the York Property.
STRATEGIC INITIATIVES IN CHINA
In September 2012, Sotheby's entered into a 10-year equity joint venture agreement with Beijing GeHua Art Company (“GeHua”) to form Sotheby's Beijing Auction Co., Ltd. (or the “Beijing Joint Venture”). Sotheby's made its initial investment in the Beijing Joint Venture of approximately $1.2 million (representing an 80% ownership interest) in the first quarter of 2013 and GeHua invested approximately $0.3 million (representing a 20% ownership interest) concurrent with Sotheby's initial investment. The Beijing Joint Venture will allow Sotheby's to take advantage of a planned free port project that GeHua is developing within the Tianzhu Free Trade Zone in Beijing (the “Beijing Free Port”), which will serve as a tax-advantaged storage location and provide a platform for art-related auctions and private selling exhibitions of non-cultural relics, traveling exhibitions, and educational activities. The date of completion of the Beijing Free Port and the commencement and scope of any storage, auction or private selling activities by the Beijing Joint Venture, as well as any earnings or losses resulting from the operation of the Beijing Joint Venture, are uncertain. However, management believes that the Beijing Joint Venture will strategically enhance Sotheby's long-term presence in mainland China and allow it to potentially capitalize on the opportunities presented by the Chinese art market, which Sotheby's currently serves through its existing operations in Hong Kong. (See statement on Forward Looking Statements and Part II, Item 1A, "Risk Factors.")
Sotheby's is also currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise ("FICE") in order to establish a wholly-owned subsidiary, through which Sotheby's would operate independently in China outside of the Beijing Free Port in the same or similar businesses conducted by the Beijing Joint Venture. Management intends to establish the FICE in Beijing in 2013, with an initial focus on private sales, the hosting of traveling exhibitions and other client liaison activities. (See statement on Forward Looking Statements and Part II, Item 1A, "Risk Factors.")
In addition, Sotheby’s has entered into exclusive discussions with The European Fine Art Foundation ("TEFAF"), which has managed the world’s leading art fair at Maastricht in the Netherlands for 27 years, to explore the possibilities of developing a high-end art fair in Beijing using the Beijing Joint Venture as a platform. Sotheby’s, its joint venture partner GeHua, and TEFAF are currently in discussions with Beijing municipal authorities regarding a non-binding Memorandum of Understanding that would broadly outline plans and assign responsibilities for a possible 2014 fair to be named TEFAF International Art Fair, Beijing. It is expected that the parties will continue to negotiate the details of any collaboration and enter into interim non-binding arrangements, with a view towards concluding a formal binding agreement later this year. Any such agreement remains uncertain at this time. (See statement on Forward Looking Statements and Part II, Item 1A, "Risk Factors.")

37#

LEGISLATION

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
See "Income Tax Benefit" in Results of Operations for the Three Months Ended March 31, 2013 and 2012 above for information regarding recent tax legislation enacted in the U.S.
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of cash and cash equivalents to Net Liquidity as of March 31, 2013, December 31, 2012, and March 31, 2012 (in thousands of dollars):

	March 31, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents	$608,200	$768,347	$444,274
Add: Restricted cash	6,892	31,974	5,538
Add: Accounts receivable, net	467,030	597,487	316,339
Subtract: Due to consignors	(331,236)	(599,614)	(256,571)
Subtract: Accounts payable and other accrued liabilities	(129,582)	(183,776)	(87,721)
Subtract: Client deposit	(63,000)	—	—
Net Liquidity	$558,304	$614,418	$421,859
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of March 31, 2013, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the York Property Mortgage, (v) the 2022 Senior Notes, (vi) the Convertible Notes, (vii) the current liability related to the embedded conversion option in the Convertible Notes, (viii) the current asset related to the Convertible Note Hedges, (ix) the DCP liability and related trust assets, and (x) outstanding forward exchange contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, the Convertible Notes, and the Convertible Note Hedges.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of March 31, 2013, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $53 million.

38#

Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of March 31, 2013, the notional value of outstanding forward exchange contracts was $12.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2013, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to legal proceedings.

39#

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

40#

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
Sotheby's strategic initiatives are focused on extending the breadth and depth of its relationships with its most valuable clients, developing a presence in China and other emerging markets, enhancing its private sales capabilities, and the retention of key personnel. Sotheby's future operating results are dependent, in part, on management's success in implementing these and other strategic initiatives. Furthermore, the inability of Sotheby's to successfully implement its strategic initiatives could result in, among other things, the loss of clients, the loss of key personnel, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results could be unfavorably impacted by the opportunity and financial costs associated with the implementation of its strategic plans. (See "Strategic Initiatives in China" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statement on Forward Looking Statements.)
Sotheby's recently approved joint venture in China is a foreign-invested enterprise under Chinese law. As such, enforcement of certain of Sotheby's rights within the joint venture are subject to approval from the Chinese government, which could limit the ability of the joint venture to operate and succeed.
In September 2012, Sotheby's received approval from the Chinese government to form and operate a 10-year equity joint venture with Beijing GeHua Art Company in China, which management believes will strategically enhance Sotheby's long-term presence in mainland China and allow it to potentially capitalize on the opportunities presented by the Chinese art market. (See "Strategic Initiatives in China" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statement on Forward Looking Statements.)
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
Sotheby's establishment of a wholly-owned subsidiary in China is subject to the receipt of a license from the Chinese government. Sotheby's may not be successful in obtaining this license, which could delay or inhibit its ability to further implement its strategic initiatives in China. (See "Strategic Initiatives in China" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statement on Forward Looking Statements.)
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

41#

Subject to management approval under Sotheby's policy, Sotheby's may pay the consignor before payment is collected from the buyer and/or may allow the buyer to take possession of purchased property before payment is received. In these situations, Sotheby's is exposed to losses in the event the buyer does not make payment.
Under the standard terms and conditions of its auction and private sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. However, in certain instances and subject to management approval under Sotheby's policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer while Sotheby's retains possession of the property. In such situations, if the buyer does not make payment, Sotheby's will take title to the property, but could be exposed to losses if the value of the property declines. In certain other situations and subject to management approval under Sotheby's policy, the buyer is allowed to take possession of purchased property before making payment. In these situations, Sotheby's is liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur losses in the event of buyer default. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information about auction and private sale receivables.)
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

42#

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
As discussed above, the art market is not a highly liquid trading market and, as a result, the valuation of art is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of works of art offered with auction guarantees. If management's judgments about the likely selling prices of works of art offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results of operations, financial condition and liquidity. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)
Sotheby's could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, Sotheby's reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby's counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby's could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantee risk and reward sharing arrangements.)
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

43#

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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

44#

ITEM 5: OTHER INFORMATION

On May 8, 2013, Sotheby's held its annual meeting of stockholders. The matters on which the stockholders voted were:

(1) Election of eleven (11) directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

(2) Ratification of the appointment of Deloitte & Touche LLP as Sotheby's independent auditors for the year ending December 31, 2013;

(3) Approval of the Second Amended and Restated Sotheby's Restricted Stock Unit Plan; and

(4)	An advisory vote on 2012 named executive officer compensation.

The results of the voting are shown below:

(1) ELECTION OF DIRECTORS (PROPOSAL 1)
Name of Nominee	FOR	AGAINST	ABSTAIN
John M. Angelo	49,472,953	1,535,500	669,383
Steven B. Dodge	50,709,702	298,751	669,383
The Duke of Devonshire	43,939,000	7,070,037	668,799
Daniel Meyer	49,471,264	1,537,089	669,483
Allen Questrom	50,677,943	306,250	693,643
William F. Ruprecht	49,777,643	1,230,649	669,544
Marsha E. Simms	50,928,234	63,532	686,070
Michael I. Sovern	50,163,987	827,646	686,203
Robert S. Taubman	48,679,424	2,312,586	685,826
Diana L. Taylor	49,220,305	1,771,801	685,730
Dennis M. Weibling	50,909,027	82,743	686,066

(2) RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PROPOSAL 2)
56,434,418	Votes were cast;
55,026,586	Votes were cast for the resolution;
853,852	Votes were cast against the resolution; and
553,980	Votes abstained

(3) APPROVAL OF SECOND AMENDED AND RESTATED SOTHEBY'S RESTRICTED STOCK UNIT PLAN (PROPOSAL 3)
51,677,836	Votes were cast;
42,174,637	Votes were cast for the resolution;
8,698,398	Votes were cast against the resolution; and
804,801	Votes abstained

(4) ADVISORY VOTE TO APPROVE 2012 NAMED EXECUTIVE OFFICER COMPENSATION (PROPOSAL 4)
51,677,836	Votes were cast;
28,281,205	Votes were cast for the resolution;
22,830,447	Votes were cast against the resolution; and
566,184	Votes abstained

45#

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Thirteenth Amendment to the Agreement of Partnership dated March 22, 2013, between Sotheby's Nevada Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)	On March 4, 2013, Sotheby's filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

(ii)
On March 13, 2013, Sotheby's filed a current report on Form 8-K under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Directors."

46#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: May 9, 2013

47#

EXHIBIT INDEX

10.1	Thirteenth Amendment to the Agreement of Partnership dated March 22, 2013, between Sotheby's Nevada Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

48#