Form 10-Q
period 2013-06-30
SOTHEBYS
filed 2013-08-06
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2013, there were 68,337,055 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Auction and related revenues	$294,943	$290,151	$389,118	$387,561
Finance revenues	5,561	4,580	10,494	8,155
Dealer revenues	2,122	7,394	3,205	10,072
License fee revenues	2,090	1,592	3,276	2,493
Other revenues	152	232	520	627
Total revenues	304,868	303,949	406,613	408,908
Expenses:
Direct costs of services	31,260	27,308	39,709	34,699
Dealer cost of sales	3,998	6,559	4,698	9,071
Marketing expenses	5,859	4,611	10,546	9,008
Salaries and related costs	81,265	84,876	141,960	141,102
General and administrative expenses	44,371	39,863	88,382	78,773
Depreciation and amortization expense	4,801	4,334	9,317	8,554
Restructuring charges, net	—	13	—	22
Total expenses	171,554	167,564	294,612	281,229
Operating income	133,314	136,385	112,001	127,679
Interest income	1,441	213	1,827	822
Interest expense	(12,137)	(10,184)	(24,652)	(20,292)
Other (loss) income	(168)	(947)	1,531	795
Income before taxes	122,450	125,467	90,707	109,004
Equity in (losses) earnings of investees, net of taxes	(14)	(44)	(12)	177
Income tax expense	30,707	39,993	21,311	34,415
Net income	$91,729	$85,430	$69,384	$74,766
Basic earnings per share - Sotheby’s common shareholders	$1.34	$1.26	$1.02	$1.10
Diluted earnings per share - Sotheby’s common shareholders	$1.33	$1.24	$1.00	$1.09
Weighted average basic shares outstanding	68,306	67,753	68,129	67,605
Weighted average diluted shares outstanding	68,889	68,416	68,990	68,526
Cash dividends paid per common share	$—	$0.08	$—	$0.16

See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$91,729	$85,430	$69,384	$74,766
Other comprehensive income (loss):
Cumulative foreign currency translation adjustments, net of taxes of ($353), ($383), ($830), and $0	4,783	(17,955)	(19,317)	(1,221)
Amortization of previously unrecognized net pension losses included in net income, net of taxes of $82, $0, $165, and $0	276	—	555	—
Other comprehensive income (loss)	5,059	(17,955)	(18,762)	(1,221)
Comprehensive income	$96,788	$67,475	$50,622	$73,545

See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	June 30, 2013	December 31, 2012	June 30, 2012

A S S E T S
Current Assets:
Cash and cash equivalents	$699,557	$768,347	$583,388
Restricted cash	16,648	31,974	26,849
Accounts receivable, net of allowance for doubtful accounts of $6,203, $6,628, and $7,422	882,097	597,487	884,770
Notes receivable, net of allowance for credit losses of $1,577, $1,341, and $1,001	100,836	129,972	93,402
Inventory	87,060	92,187	105,158
Deferred income taxes and income tax receivable	36,511	23,497	21,450
Prepaid expenses and other current assets	22,819	27,659	20,953
Total Current Assets	1,845,528	1,671,123	1,735,970
Notes receivable	340,556	317,068	251,769
Fixed assets, net of accumulated depreciation and amortization of $166,721, $165,847, and $162,434	371,013	375,031	371,318
Goodwill and other intangible assets, net of accumulated amortization of $6,132, $6,197, and $5,919	14,474	14,660	14,443
Equity method investments	11,138	15,136	15,164
Deferred income taxes and income tax receivable	52,231	59,135	51,848
Trust assets related to deferred compensation liability	50,051	47,926	46,127
Pension asset	19,555	18,034	31,715
Other long-term assets	38,804	56,982	12,581
Total Assets	$2,743,350	$2,575,095	$2,530,935
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$890,296	$599,614	$854,258
Current portion of long-term debt, net	3,532	181,250	177,161
Accounts payable and accrued liabilities	140,801	148,822	126,456
Client deposit	20,000	—	—
Accrued and deferred income taxes	23,045	27,864	30,133
Other current liabilities	9,802	7,329	8,621
Total Current Liabilities	1,087,476	964,879	1,196,629
Long-term debt, net	515,180	515,197	294,423
Accrued and deferred income taxes	23,415	19,047	20,000
Deferred compensation liability	47,861	45,223	44,746
Other long-term liabilities	21,813	37,923	6,635
Total Liabilities	1,695,745	1,582,269	1,562,433
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Common Stock, $0.01 par value	683	677	677
Authorized shares at June 30, 2013—200,000,000
Issued and outstanding shares—68,337,055, 67,779,637, and 67,765,887
Additional paid-in capital	372,050	368,173	357,867
Retained earnings	743,735	674,351	665,097
Accumulated other comprehensive loss	(69,137)	(50,375)	(55,139)
Total Shareholders’ Equity	1,047,331	992,826	968,502
Noncontrolling interest	274	—	—
Total Equity	1,047,605	992,826	968,502
Total Liabilities and Shareholders’ Equity	$2,743,350	$2,575,095	$2,530,935

See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net income	$69,384	$74,766
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	9,317	8,554
Deferred income tax expense	7,513	6,617
Share-based payments	9,670	9,077
Net pension benefit	(572)	(1,356)
Asset provisions	4,600	2,179
Amortization of debt discount	5,579	5,676
Excess tax benefits from share-based payments	(2,715)	(3,306)
Other	106	377
Changes in assets and liabilities:
Accounts receivable	(309,235)	(373,715)
Due to consignors	287,892	79,095
Inventory	(111)	3,812
Prepaid expenses and other current assets	(269)	1,539
Other long-term assets	(282)	(2,722)
Income tax receivable and deferred income tax assets	(10,136)	(1,881)
Accrued income taxes and deferred income tax liabilities	459	(3,963)
Accounts payable and accrued liabilities and other liabilities	21,712	(21,121)
Net cash provided (used) by operating activities	92,912	(216,372)
Investing Activities:
Funding of notes receivable	(114,750)	(149,205)
Collections of notes receivable	151,659	84,941
Capital expenditures	(9,141)	(8,588)
Proceeds from the sale of land and buildings	—	714
Distributions from equity investees	—	100
Decrease in restricted cash	14,999	825
Proceeds from the sale of equity method investment	800	—
Net cash provided (used) by investing activities	43,567	(71,213)
Financing Activities:
Repayment of Convertible Notes	(197,371)	—
Proceeds from the settlement of Convertible Note Hedges	15,503	—
Repayments of York Property Mortgage	(1,456)	(1,620)
Dividends paid	—	(10,951)
Contribution from noncontrolling interest	322	—
Proceeds from exercise of employee stock options	2,529	718
Excess tax benefits from share-based payments	2,715	3,306
Funding of employee tax obligations upon the vesting of share-based payments	(11,412)	(11,316)
Net cash used by financing activities	(189,170)	(19,863)
Effect of exchange rate changes on cash and cash equivalents	(16,099)	203
Decrease in cash and cash equivalents	(68,790)	(307,245)
Cash and cash equivalents at beginning of period	768,347	890,633
Cash and cash equivalents at end of period	$699,557	$583,388

Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).

See accompanying Notes to Condensed Consolidated Financial Statements

6#

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading and that all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements are reflected in the interim periods presented. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2012 Annual Report on Form 10-K.
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

•
In reporting periods when the average price of Sotheby's Common Stock exceeds the conversion price of any outstanding convertible debt, the net shares that would be delivered to settle the conversion premium assuming the convertible debt is redeemed. As discussed in Note 6, Sotheby's redeemed the remaining $181.9 million principal amount of its 3.125% Convertible Notes entirely in cash upon their maturity in June 2013.

•
In reporting periods when the average price of Sotheby's Common Stock exceeds the exercise price of the warrants that were sold in conjunction with the issuance of the 3.125% Convertible Notes (the “Warrants”), the net shares that would be delivered to settle the Warrants. For the three and six months ended June 30, 2013 and 2012, the average price of Sotheby's Common Stock did not exceed the exercise price of the Warrants. (See Note 6 for information related to the Warrants.)

7#

For the three and six months ended June 30, 2013, 1.3 million and 1.5 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet date. For the three and six months ended June 30, 2012, 1 million and 1.1 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet date.
The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended ended June 30, 2013 and 2012 (in thousands of dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

Basic:	2013	2012	2013	2012
Numerator:
Net income attributable to Sotheby’s	$91,729	$85,430	$69,384	$74,766
Less: Net income attributable to participating securities	8	300	59	363
Net income attributable to Sotheby’s common shareholders	$91,721	$85,130	$69,325	$74,403
Denominator:
Weighted average common shares outstanding	68,306	67,753	68,129	67,605
Basic earnings per share - Sotheby’s common shareholders	$1.34	$1.26	$1.02	$1.10
Diluted:
Numerator:
Net income attributable to Sotheby’s	$91,729	$85,430	$69,384	$74,766
Less: Net income attributable to participating securities	8	297	59	359
Net income attributable to Sotheby’s common shareholders	$91,721	$85,133	$69,325	$74,407
Denominator:
Weighted average common shares outstanding	68,306	67,753	68,129	67,605
Weighted average dilutive potential common shares outstanding:
3.125% Convertible Notes	—	—	194	185
Performance share units	365	412	431	475
Non-employee director share deferrals	140	154	155	163
Stock options	78	97	81	98
Warrants	—	—	—	—
Weighted average dilutive potential common shares outstanding	583	663	861	921
Denominator for calculation of diluted earnings per share	68,889	68,416	68,990	68,526
Diluted earnings per share - Sotheby’s common shareholders	$1.33	$1.24	$1.00	$1.09

8#

4. Segment Reporting
Sotheby’s operations are organized under three segments—Auction, Finance, and Dealer. The table below presents Sotheby’s revenues and income (loss) before taxes by segment for the three and six months ended June 30, 2013 and 2012 (in thousands of dollars):

Three Months Ended June 30, 2013	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$294,943	$8,016	$2,122	$2,242	$(2,455)	$304,868
Segment income (loss) before taxes	$117,876	$5,703	$(3,014)	$1,859	$26	$122,450
Three Months Ended June 30, 2012
Revenues	$290,151	$6,542	$7,394	$1,824	$(1,962)	$303,949
Segment income (loss) before taxes	$120,398	$5,038	$(1,409)	$1,360	$80	$125,467
Six Months Ended June 30, 2013
Revenues	$389,118	$15,133	$3,205	$3,796	$(4,639)	$406,613
Segment income (loss) before taxes	$80,968	$10,866	$(3,956)	$2,807	$22	$90,707
Six Months Ended June 30, 2012
Revenues	$387,561	$11,528	$10,072	$3,120	$(3,373)	$408,908
Segment income (loss) before taxes	$100,919	$8,669	$(2,366)	$2,103	$(321)	$109,004
In the table of segment information above, the reconciling item related to Revenues represents charges from the Finance segment to the Auction segment for interest-free or other below market consignor advances with maturities up to 6 months (see Note 5). The reconciling item related to segment income (loss) before taxes represents Sotheby's pre-tax share of earnings related to its equity investees. Such earnings are included in the table above as part of the Dealer segment loss, but are presented net of taxes in the Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2013 and 2012, Auction segment revenues consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Auction commission revenues	$263,691	$256,303	342,255	333,161
Private sale commission revenues	26,018	26,186	39,642	41,465
Principal activities	61	715	(514)	984
Other auction and related revenues	5,173	6,947	7,735	11,951
Total auction and related revenues	$294,943	$290,151	$389,118	$387,561
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

9#

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2013, December 31, 2012, and June 30, 2012 (in thousands of dollars):

	June 30, 2013	December 31, 2012	June 30, 2012
Auction	$2,130,019	$1,977,620	$2,020,282
Finance	433,855	427,871	338,077
Dealer	85,572	85,748	97,915
All Other	5,162	1,224	1,363
Total segment assets	2,654,608	2,492,463	2,457,637
Unallocated amounts:
Deferred tax assets and income tax receivable	88,742	82,632	73,298
Consolidated assets	$2,743,350	$2,575,095	$2,530,935
5. Receivables
Accounts Receivable, Net—Sotheby's Auction segment functions principally as an agent by offering works of art for sale at auction and by brokering private art sales. In its role as agent, Sotheby's accepts property on consignment and matches sellers (also known as consignors) to buyers through the auction or private sale process. Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. For private sales, Sotheby's may enter into a legally binding agreement with the seller, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned upon completion of the sale.
Under Sotheby’s standard auction payment terms, payments from the buyer are due no more than 30 days from the sale date and payments to the consignor are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to a buyer and, for auctions, can vary considerably from selling season to selling season. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to management approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. As of June 30, 2013, $19.6 million of buyer receivables and $15.3 million of Due to Consignors were classified within Other Long-Term Assets and Other Long-Term Liabilities, respectively, based on their corresponding payment due dates. The property related to these buyer receivables has not been released to the buyer and is in the possession of Sotheby's.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of June 30, 2013, Accounts Receivable (net) included $73.3 million related to situations when Sotheby's paid the consignor before payment was collected from the buyer, of which $3.4 million is associated with a purchase made by a related party (see Note 14). As of December 31, 2012 and June 30, 2012, Accounts Receivable (net) included $170 million, and $131.7 million, respectively, related to situations when Sotheby's paid the consignor before payment was collected from the buyer. As of June 30, 2013, December 31, 2012, and June 30, 2012, Accounts Receivable (net) also included $58.4 million, $83.7 million, and $92.7 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.

10#

Notes Receivable, Net—As of June 30, 2013, December 31, 2012, and June 30, 2012, Notes Receivable (net) consisted of the following (in thousands of dollars):

	June 30, 2013	December 31, 2012	June 30, 2012
Finance segment:
Secured loans	$429,695	$425,138	$335,611
Auction segment:
Auction guarantee advances	305	16,224	—
Unsecured loan	2,142	2,142	2,142
Dealer segment:
Secured loans	5,825	3,536	7,418
Other:
Unsecured loan	3,425	—	—
Total Notes Receivable (net)	$441,392	$447,040	$345,171
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
A consignor advance allows a seller to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future. Consignor advances normally have maturities of up to six months and may sometimes be issued interest-free as an incentive to the consignor for entering into the consignment agreement. Such interest-free consignor advances can represent a significant portion of the Finance segment loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. Interest bearing consignor advances typically carry a variable rate of interest.
Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the six months ended June 30, 2013 and 2012, the Finance segment made $36.9 million and $54.6 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within investing activities in the statements of cash flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the statements of cash flows. As of June 30, 2013, December 31, 2012, and June 30, 2012, Notes Receivable (net) included $81.2 million, $77.4 million, and $79.2 million, respectively, of such loans.
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

11#

Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans. The table below provides information regarding the LTV ratio of Finance segment secured loans as of June 30, 2013, December 31, 2012, and June 30, 2012 (in thousands of dollars):

	June 30, 2013	December 31, 2012	June 30, 2012
Aggregate LTV ratio of Finance segment secured loans	46%	48%	46%
Finance segment secured loans with an LTV above 50%	$204,749	$120,662	$196,950
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$322,578	$184,205	$316,028
The table below provides other credit quality information regarding Finance segment secured loans as of June 30, 2013, December 31, 2012, and June 30, 2012 (in thousands of dollars):

	June 30, 2013	December 31, 2012	June 30, 2012
Total secured loans	$429,695	$425,138	$335,611
Loans past due	$60,174	$33,737	$12,353
Loans more than 90 days past due	$1,586	$32,665	$1,437
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,577	1,341	1,001
Total Allowance for Credit Losses - secured loans	$1,577	$1,341	$1,001
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of June 30, 2013, $60.2 million of the Notes Receivable (net) balance was considered to be past due, of which $1.6 million was more than 90 days past due. Sotheby's is continuing to accrue Finance Revenue on these past due loans. The collateral securing these loans has low auction estimates of approximately $139.1 million and $3.3 million, respectively. In consideration of the value of the remaining collateral securing these past due loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for past due loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of June 30, 2013, December 31, 2012, and June 30, 2012, there were no Finance segment non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of June 30, 2013, December 31, 2012, and June 30, 2012, there were no impaired loans outstanding.
During the period January 1, 2012 to June 30, 2013, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2012	$875
Change in loan loss provision	466
Allowance for credit losses as of December 31, 2012	1,341
Change in loan loss provision	236
Allowance for credit losses as of June 30, 2013	$1,577

12#

As of June 30, 2013, loans to two borrowers totaling $54.8 million (LTV of 49%) and $43.2 million (LTV of 67%), respectively, comprised approximately 12% and 10%, respectively, of Notes Receivable (net). For the three and six months ended June 30, 2013, Finance segment results included revenues of $1.1 million and $2.3 million, respectively, related to these two loans and comprised approximately 20% and 22%, respectively, of total Finance segment revenues. No other loan exceeds 10% of Notes Receivable (net).
As of June 30, 2013, unfunded commitments to extend additional credit through Sotheby's Finance segment were $23.5 million, of which $0.9 million is committed to an employee of Sotheby’s who is not an Executive Officer. As of June 30, 2013, this same employee had an outstanding Finance segment loan of approximately $0.1 million.
Notes Receivable (Auction Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to auction. Such auction guarantee advances are recorded on Sotheby's balance sheet within Notes Receivable (net). As of June 30, 2013 and December 31, 2012, auction guarantee advances totaled $0.3 million and $16.2 million, respectively. There were no such advances outstanding as of June 30, 2012. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)
Under certain circumstances, Sotheby's, through its Auction segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of June 30, 2013, December 31, 2012, and June 30, 2012, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the balance is collectible based on discussions with the borrower.
Notes Receivable (Dealer Segment)—Sotheby's Dealer segment, with assistance of Finance segment employees, provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of June 30, 2013, December 31, 2012, and June 30, 2012, such loans totaled $5.8 million, $3.5 million, and $7.4 million, respectively.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's agreed to sell its ownership interest in an equity method investment to its partner in the investment for $4.3 million, an amount that was funded by an upfront payment of $0.8 million and a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. Sotheby's recognized a gain of $0.3 million in the second quarter of 2013 in Other Non-Operating (Expense) Income as result of the sale of this equity method investment.
Weighted Average Interest Rates—For the three months ended June 30, 2013 and 2012, the weighted average interest rates earned on consolidated Notes Receivable (net) were 5% and 5.4%, respectively. For the six months ended June 30, 2013 and 2012, the weighted average interest rates earned on consolidated Notes Receivable (net) were 4.9% and 5.5%, respectively.
6. Debt
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital, Corporate Finance (“GE Capital”). On December 19, 2012, Sotheby's, GE Capital, and the lenders named therein amended and restated the Credit Agreement (the “A&R Credit Agreement”) to, among other things, extend the maturity date from September 1, 2014 to December 19, 2017, increase the borrowing capacity from $200 million to $300 million, and provide further flexibility to Sotheby's. On June 27, 2013, the A&R Credit Agreement was amended to increase the maximum amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) permissible from $100 million to $300 million. The following summary does not purport to be a complete summary of the A&R Credit Agreement, and is qualified in its entirety by reference to the A&R Credit Agreement, a copy of which was filed as Exhibit 10.1 to the Form 8-K that was filed by Sotheby's with the Securities and Exchange Commission on December 20, 2012. Capitalized terms used, but not defined, in this summary have the meanings set forth in the A&R Credit Agreement.

13#

The A&R Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $100 million for borrowings in the U.K. and Hong Kong, and has a feature whereby any time until June 19, 2017, Sotheby's may request, subject to Lenders' approval, to increase the borrowing capacity by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined with reference to the levels of Sotheby's loan portfolio, art inventory balances, and Net Tangible Assets. In addition, up to $20 million of the borrowing capacity of the Revolving Credit Facility may be used to issue letters of credit. As of June 30, 2013, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $275.6 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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
The A&R Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $300 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the A&R Credit Agreement. However, the A&R Credit Agreement does not limit dividend payments and Common Stock repurchases provided that: (i) there are no Events of Default, (ii) the Aggregate Borrowing Availability equals or exceeds $100 million, and (iii) the Total Liquidity Amount equals or exceeds $150 million.
The A&R Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2013.
Since August 31, 2009, Sotheby’s has paid approximately $12.9 million in life-to-date arrangement and amendment fees related to the Credit Agreement and the A&R Credit Agreement. These fees are being amortized on a straight-line basis to Interest Expense over the term of the facility. Additionally, Sotheby's is charged commitment fees ranging from 0.375% to 0.5% per year for undrawn amounts committed under the Revolving Credit Facility depending upon the level of borrowings. The commitment fee under the A&R Credit Agreement is 0.5%.
Long-Term Debt—As of June 30, 2013, December 31, 2012, and June 30, 2012, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2013	December 31, 2012	June 30, 2012
York Property Mortgage, net of unamortized discount of $7,128, $8,911, and $10,693	$218,712	$218,375	$218,189
2022 Senior Notes	300,000	300,000	—
Convertible Notes, net of unamortized discount of $0, $3,796, and $7,765	—	178,072	174,103
2015 Senior Notes, net of unamortized discount of $0, $0, and $679	—	—	79,292
Less current portion:
York Property Mortgage	(3,532)	(3,178)	(3,058)
Convertible Notes	—	(178,072)	(174,103)
Total	$515,180	$515,197	$294,423
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

14#

Sotheby's financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009, and the assumption of an existing $235 million mortgage on the York Property.
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through July 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through July 2015. As of June 30, 2013, the fair value of the York Property Mortgage was approximately $228 million based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
The net proceeds from the issuance of the 2022 Senior Notes were approximately $293.7 million, after deducting fees paid to the initial purchasers, and were principally used to retire the 2015 Senior Notes and the Convertible Notes, as discussed below.
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
As of June 30, 2013, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $296 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
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

15#

Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes (the "Convertible Notes"). The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. Prior to March 15, 2013, the Convertible Notes were convertible under certain circumstances and were payable in cash, shares of Sotheby's Common Stock, or a combination thereof, at the option of Sotheby's, based on a conversion rate, as adjusted, of 29.5920 shares of Common Stock per $1,000 principal amount of Convertible Notes, which was equal to a conversion price, as adjusted, of approximately $33.79 per share. The Convertible Notes became convertible on March 15, 2013, for a period ending on the close of business on June 14, 2013, when Sotheby's became obligated to pay the Conversion Obligation of $197.4 million, consisting of $181.9 million related to principal and $15.5 million related to the conversion premium. In June 2013, the Conversion Obligation was settled entirely in cash and Sotheby's simultaneously received $15.5 million in cash to offset the conversion premium through the exercise of its Convertible Note Hedges, as discussed below.
Convertible Note Hedges and Warrant Transactions —On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the “Convertible Note Hedges”) at a cost of $40.6 million that allowed Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the Conversion Price of the Convertible Notes. The Convertible Note Hedges were intended to offset the impact of any potential conversion premium upon any conversion of the Convertible Notes and be settled in an identical manner to the Convertible Notes. As previously discussed, in June 2013, Sotheby's settled the Conversion Obligation related to the Convertible Notes entirely in cash. As a result, the Convertible Note Hedges were exercised, and Sotheby's received $15.5 million in cash to offset the conversion premium related to the Convertible Notes.
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
As of June 11, 2008, the Warrants met all of the applicable criteria for equity classification and, as a result, the $22.3 million in proceeds received from the sale of the Warrants was recorded on Sotheby's balance sheet within Additional Paid-In Capital in Shareholders' Equity. As of June 30, 2013, management evaluated the Warrants and concluded that they should not be accounted for separately as a derivative financial instrument because they continue to be indexed to Sotheby's Common Stock. Accordingly, the $22.3 million in net proceeds received from the sale of the Warrants remains recorded as a component of Additional Paid-In Capital within Shareholders' Equity.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under Sotheby's Long-Term Debt during the five-year period after the June 30, 2013 balance sheet date are as follows (in thousands of dollars):

July 2013 to June 2014	$31,754
July 2014 to June 2015	$31,754
July 2015 to June 2016	$235,266
July 2016 to June 2017	$15,750
July 2017 to June 2018	$15,750
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015. It is Sotheby's current intention to either pre-pay or refinance the mortgage on or about July 1, 2015, subject to economic and financial market conditions and available cash balances.

16#

Interest Expense—For the three and six months ended June 30, 2013 and 2012, Interest Expense consists of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Revolving credit facility:
Amortization of amendment and arrangement fees	$325	$430	$627	$859
Commitment fees	400	316	762	628
Sub-total	725	746	1,389	1,487
York Property Mortgage	4,125	4,210	8,228	8,392
2022 Senior Notes and 2015 Senior Notes	3,937	1,588	7,875	3,175
Convertible Notes	2,954	3,348	6,417	6,659
Other interest expense	396	292	743	579
Total Interest Expense	$12,137	$10,184	$24,652	$20,292
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes, 2015 Senior Notes, and the Convertible Notes.
For the three and six months ended June 30, 2013 and 2012, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual coupon interest expense	$1,200	$1,421	$2,621	$2,841
Discount amortization	1,754	1,927	3,796	3,818
Total	$2,954	$3,348	$6,417	$6,659
7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). The table below summarizes the components of the net pension benefit related to the U.K. Pension Plan for the three and six months ended June 30, 2013 and 2012 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$904	$933	$1,818	$1,859
Interest cost	3,280	3,281	6,596	6,537
Expected return on plan assets	(4,827)	(4,894)	(9,706)	(9,752)
Amortization of previously unrecognized net pension losses	358	—	720	—
Net pension benefit	$(285)	$(680)	$(572)	$(1,356)
Sotheby’s expects to contribute approximately $2.4 million to the U.K. Pension Plan in 2013, of which $1.2 million was contributed through June 30, 2013.
8. Client Deposit
In certain situations, Sotheby's receives client deposits related to potential private sale transactions that are ultimately paid to the consignor upon completion of the transaction. As of June 30, 2013 and March 31, 2013, Sotheby's held client deposits of $20 million and $63 million, respectively, each representing a portion of the purchase price for two separate private sale transactions, exclusive of Sotheby's commission. The private sale transaction related to the $20 million deposit held as of June 30, 2013 was completed in the third quarter of 2013.

17#

9. Commitments and Contingencies
Employment Arrangements—As of June 30, 2013, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between December 2013 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $11.4 million as of June 30, 2013.
Indirect Tax Contingencies—Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added, and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby’s unless it fails to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may require Sotheby’s to record a liability and corresponding charge to General and Administrative Expenses. As of December 31, 2012, the total liability related to such tax contingencies was $4.9 million. In January 2013, Sotheby’s paid approximately $4.7 million of this liability to the appropriate state taxing authority and the remainder of the liability was paid in June 2013. (See Note 13 for information related to Sotheby's income tax contingencies.)
Guarantee of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property which has sold at auction but has not been paid for, within a certain amount of time, by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
As of June 30, 2013, Sotheby's had guaranteed to a consignor, who is an affiliate of a related party, the collection of up to approximately $35 million in potential sales proceeds related to property that was offered at auction in the second quarter of 2013. The property under this guarantee of collection sold for an aggregate hammer price of $33 million and, as of July 31, 2013, all amounts due from the purchasers have been collected.
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
(See Note 6 for information related to Sotheby's debt commitments. See Note 7 for information related to Sotheby's pension commitments. See Note 10 for information related to Sotheby's auction guarantees. See Note 13 for information related to Sotheby's income tax contingencies. See Note 14 for additional information on related party transactions.)

18#

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
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements under which a counterparty commits to bid a predetermined price on the guaranteed property (an “irrevocable bid”). Ordinarily, an irrevocable bid is either obtained concurrent with the issuance of the related auction guarantee or the issuance of the auction guarantee is conditional upon the receipt of an irrevocable bid. However, from time-to-time, auction guarantees are issued that are not conditional on the receipt of an irrevocable bid, and the corresponding irrevocable bid is secured after Sotheby's has issued the auction guarantee. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage.
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
As discussed in Note 6, on June 27, 2013, Sotheby's credit agreement was amended to increase the maximum amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) permissible from $100 million to $300 million. Going forward, while management will continue to use irrevocable bids to reduce the risk associated with auction guarantees, Sotheby's may also enter into auction guarantees without securing irrevocable bids. To the extent that auction guarantees are issued without securing irrevocable bids, auction commission margins and the results of principal activities could potentially improve, as the buyer's premium and principal activity gains would not be shared with an irrevocable bid counterparty, but Sotheby's could also be exposed to principal losses and/or deterioration in auction commission margins if the underlying property fails to sell at the minimum guaranteed price. Furthermore, in such situations, Sotheby's liquidity could be reduced. In addition to compliance with the covenant in the credit agreement, Sotheby's use of auction guarantees will continue to be subject to management and, in some cases, Board of Directors, approval in accordance with Sotheby's governance policies.
As of June 30, 2013, Sotheby’s had outstanding auction guarantees totaling $12.3 million. Each of these auction guarantees has a minimum guaranteed price that is below the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under its auction guarantees is substantially reduced by an irrevocable bid arrangement. If the irrevocable bid is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $13.6 million. The property related to these auction guarantees will be offered at auctions in the fourth quarter of 2013.
As of June 30, 2013, $0.3 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the balance sheet within Notes Receivable (see Note 5). As of June 30, 2013, December 31, 2012, and June 30, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.1 million, $3.3 million, and $0.3 million, respectively, and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.

19#

As of July 31, 2013, Sotheby's had outstanding auction guarantees totaling $18.8 million. Each of these auction guarantees has a minimum guaranteed price that is below or within the range of the pre-sale auction estimates for the underlying property. Sotheby's financial exposure under these auction guarantees is substantially reduced by irrevocable bids. If each irrevocable bid is the winning bid at auction, the total purchase price owed to Sotheby's, including buyer's premium, would be no less than $21 million. The property related to these auction guarantees will be offered at auctions in the fourth quarter of 2013. As of July 31, 2013, $2.4 million of the aggregate guaranteed amount had been advanced by Sotheby's.
11. Share-Based Payments and Dividends
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units, and stock options. Each of these share-based payments is explained below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the income statements. For the three and six months ended June 30, 2013 and 2012, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pre-Tax	$5,238	$4,157	$9,670	$9,077
After-Tax	$3,424	$2,685	$7,070	$6,422
For the six months ended June 30, 2013 and 2012, Sotheby's realized $2.7 million and $3.3 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the balance sheets as an increase to Additional Paid-in Capital and are classified within financing activities in the statement of cash flows.
As of June 30, 2013, unrecognized compensation expense related to the unvested portion of share-based payments was $31.6 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 3.1 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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

20#

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
In the first quarter of 2013, Sotheby's issued 696,488 PSU's with a fair value of approximately $24.9 million as follows: (i) 600,702 PSU's with a fair value of $21.5 million related almost entirely to Sotheby's incentive compensation programs and (ii) 95,786 PSU's with a fair value of $3.4 million issued to William F. Ruprecht, Sotheby's Chief Executive Officer, in accordance with the terms of his employment agreement.
Summary of RSU’s and PSU’s—For the six months ended June 30, 2013, changes to the number of outstanding RSU’s and PSU’s were as follows (shares in thousands):

	Number of RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,912	$30.39
Granted	696	$35.75
Vested	(703)	$21.97
Canceled	(6)	$35.61
Outstanding at June 30, 2013	1,899	$35.46
The aggregate fair value of restricted stock, RSU’s, and PSU's that vested during the six months ended June 30, 2013 and 2012 was $26.9 million and $28.1 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested. On May 8, 2013, Sotheby's stockholders approved the Second Amended and Restated Sotheby's Restricted Stock Unit Plan, which, among other things, increased the maximum number of shares authorized for issuance by 3 million shares. As of June 30, 2013, 3.8 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of June 30, 2013, 35,350 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
For the six months ended June 30, 2013, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	348	$21.92
Exercised	(117)	$21.54
Outstanding at June 30, 2013	231	$21.84	6.6	$3,654
Exercisable at June 30, 2013	106	$22.11	6.6	$1,679
The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $2 million and $0.5 million, respectively. For the six months ended June 30, 2013 and 2012, cash proceeds received as a result of stock option exercises were $2.5 million and $0.7 million, respectively. For the six months ended June 30, 2013 and 2012, the excess tax benefit realized from the exercise of stock options was $0.3 million and $0.1 million, respectively.

21#

Dividends—In December 2012, the Board of Directors declared and Sotheby’s paid accelerated first and second quarter of 2013 cash dividends totaling $0.20 per share (approximately $13.6 million). This accelerated dividend was in lieu of quarterly dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
On August 6, 2013, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.8 million) to be paid to shareholders of record as of September 3, 2013 on September 16, 2013.
The declaration and payment of future dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition (in particular, U.S. liquidity), cash flows, legal requirements and other factors as the Board of Directors deems relevant.

22#

12. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 (in thousands of dollars):

Three Months ended June 30, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at April 1, 2013	$(42,286)	$(31,910)	$(74,196)
Other comprehensive income (loss) before reclassifications	5,007	(224)	4,783
Amounts reclassified from accumulated other comprehensive loss	—	276	276
Net other comprehensive income	5,007	52	5,059
Balance at June 30, 2013	$(37,279)	$(31,858)	$(69,137)

Three Months ended June 30, 2012	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at April 1, 2012	$(16,526)	$(20,658)	$(37,184)
Other comprehensive (loss) income before reclassifications	(18,439)	484	(17,955)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive (loss) income	(18,439)	484	(17,955)
Balance at June 30, 2012	$(34,965)	$(20,174)	$(55,139)

Six Months ended June 30, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2013	$(16,084)	$(34,291)	$(50,375)
Other comprehensive (loss) income before reclassifications	(21,195)	1,878	(19,317)
Amounts reclassified from accumulated other comprehensive loss	—	555	555
Net other comprehensive (loss) income	(21,195)	2,433	(18,762)
Balance at June 30, 2013	$(37,279)	$(31,858)	$(69,137)

Six Months ended June 30, 2012	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2012	$(34,012)	$(19,906)	$(53,918)
Other comprehensive loss before reclassifications	(953)	(268)	(1,221)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive loss	(953)	(268)	(1,221)
Balance at June 30, 2012	$(34,965)	$(20,174)	$(55,139)
Other Comprehensive (Loss) Income principally includes the change in the foreign currency translation adjustment account during the period, as well as unrealized gains and losses related to the U.K. Pension Plan. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Loss on the balance sheet. For the three and six months ended June 30, 2013, the $0.3 million and $0.6 million (net of tax), respectively, reclassified from Accumulated Other Comprehensive Loss was recognized on a pre-tax basis within Salaries and Related Costs in the Condensed Consolidated Income Statements (see Note 7). For the three months ended June 30, 2013 and 2012, included in Other Comprehensive Income (Loss) before reclassifications are ($0.2) million and $0.5 million, respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan. For the six months ended June 30, 2013 and 2012, included in Other Comprehensive (Loss) Income before reclassifications are $1.9 million and ($0.3) million, respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan.

23#

13. Uncertain Tax Positions
As of June 30, 2013, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $39 million, representing a net increase of $3.6 million when compared to the liability of $35.4 million as of December 31, 2012. This net increase is primarily the result of a liability for uncertain tax benefits recognized in the second quarter of 2013 representing a portion of the tax benefit recorded in the current period for a deduction that Sotheby's intends to claim on its 2013 U.S. federal income tax return as a result of a loss incurred on the tax basis of a foreign subsidiary. The net income tax benefit recognized in the second quarter of 2013 related to this deduction was $6.8 million. The overall increase in Sotheby’s liability for unrecognized tax benefits was partially offset by the reversal of previously recorded liabilities due to the settlement of an audit and the expiration of the statute of limitations for certain tax years. As of June 30, 2012, Sotheby’s liability for unrecognized tax benefits was $34.5 million.
As of June 30, 2013, December 31, 2012, and June 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $23.7 million, $17.4 million, and $17.8 million, respectively.
Sotheby’s believes it is reasonably possible that a decrease of $4.5 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2013 balance sheet date as a result of the expiration of the statute of limitations and expected settlements of currently ongoing tax audits.
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
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties decreased by $0.2 million for the six months ended June 30, 2013.
Sotheby's policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in its income statements. Penalties related to such taxes are recorded as General and Administrative Expenses in its income statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense in Sotheby's income statements.
14. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of Sotheby's Board of Directors and employees, transact with Sotheby's to buy and sell property at auction and through private sales. For the three and six months ended June 30, 2013, Sotheby’s recognized total Auction and Related Revenues of $3.3 million and $3.7 million, respectively, related to the sale and purchase of property by related parties. These revenues represent approximately 1% of total revenue for those periods. For the three and six months ended June 30, 2012, Sotheby's recognized total Auction and Related Revenues of $4.6 million and $4.9 million, respectively, related to the sale and purchase of property by related parties. These revenues represent approximately 2% and 1%, respectively, of total revenue for those periods.
As of June 30, 2013, December 31, 2012, and June 30, 2012, Accounts Receivable (net) included $3.4 million, $3.9 million, and $35.6 million, respectively, associated with auction or private sale purchases made by related parties. These receivables represented approximately 1%, 1%, and 4%, respectively, of Accounts Receivable (net) as of these dates.
As of June 30, 2013, Sotheby's owed $31.7 million to the affiliate of a related party, representing approximately 4% of the Due to Consignors balance. As of July 31, 2013, the entire amount due to the related party consignor had been collected and paid to the consignor. (See Note 9.)
As of June 30, 2013 and December 31, 2012, Notes Receivable (net) included a $0.1 million Finance segment loan to an employee who is not an Executive Officer.

24#

15. Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2013-02, which requires entities to disclose additional information regarding changes within its accumulated other comprehensive income, but does not change the manner in which entities account for items included in accumulated other comprehensive income. Sotheby's adopted ASU 2013-02 upon its effective date in the first quarter of 2013 (see Note 12).
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
In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires the presentation of unrecognized tax benefits in the financial statements as a reduction to a same-jurisdiction deferred tax asset for an NOL carryforward, a similar tax loss, or a tax carryforward except when (i) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose. If either of these conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective prospectively for public entities in fiscal years beginning after December 15, 2013. Sotheby's will adopt this standard for the quarter ending March 31, 2014. Management is currently assessing the potential impact of this standard on Sotheby's financial statements.

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
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013
This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
Overview
Sotheby's results for the first half of 2013 reflect mixed sales performance, with significant growth only in Impressionist, Modern and Contemporary Art, where the market remains strong, but with fierce competition and low auction commission margins for high-value consignments. Accordingly, in order to enhance its revenue stream and strengthen profit margins, Sotheby's enacted a change to its buyer's premium rate structure that became effective March 15, 2013, which offset the impact that the competitive climate had on auction commission margins. However, results for the period were impacted by a higher level of expenses incurred, in part, to support Sotheby's multi-year strategic initiatives to invest in those areas which best serve its clients and enhance business growth, including the enhancement of Sotheby's digital media offerings and the development of China and other emerging markets. Management expects that these strategic investments will benefit Sotheby's future financial results. (See statement on Forward Looking Statements.)
In the second quarter of 2013, Net Auction Sales and income before taxes remained stable and the buyer's premium rate change contributed to an improvement in Sotheby's auction commission margin from 15.3% to 15.9% when compared to the prior year. However, results for the second quarter of 2013 also reflect a higher level of expenses incurred, in part, to support Sotheby's strategic initiatives.

26#

Sotheby's net income for the three and six months ended June 30, 2013 was significantly impacted by a net $6.8 million income tax benefit recognized in the second quarter of 2013. No similar tax benefit was recorded in the prior year periods. (See the discussion of “Income Tax Expense” below for additional details.)
Outlook
Management remains confident in the global art market and is encouraged by the level and quality of consignments to be offered in Sotheby's upcoming second half auctions. The buyer's premium pricing change enacted earlier this year is expected to continue to contribute to a stabilization of auction commission margins. (See statement on Forward Looking Statements. In addition, the art market has historically been cyclical; please refer to Part II, Item 1A, "Risk Factors," which summarizes the factors that could significantly influence and cause variability in Sotheby's operating results and liquidity.)
Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012
The table below presents a summary of Sotheby’s results of operations for the three and six months ended June 30, 2013 and 2012, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2013	2012	$ Change	% Change
Revenues:
Auction and related revenues	$294,943	$290,151	$4,792	2%
Finance revenues	5,561	4,580	981	21%
Dealer revenues	2,122	7,394	(5,272)	(71%)
License fee revenues	2,090	1,592	498	31%
Other revenues	152	232	(80)	(34%)
Total revenues	304,868	303,949	919	—%
Expenses	171,554	167,564	(3,990)	(2%)
Operating income	133,314	136,385	(3,071)	(2%)
Net interest expense	(10,696)	(9,971)	(725)	(7%)
Other expense	(168)	(947)	779	82%
Income before taxes	122,450	125,467	(3,017)	(2%)
Equity in losses of investees, net of taxes	(14)	(44)	30	68%
Income tax expense	30,707	39,993	9,286	23%
Net income	$91,729	$85,430	$6,299	7%
Statistical Metrics:
Aggregate Auction Sales (a)	$1,959,612	$1,966,493	$(6,881)	—%
Net Auction Sales (b)	$1,654,088	$1,679,253	$(25,165)	(1%)
Items sold at auction with a hammer (sale) price greater than $1 million	243	251	(8)	(3%)
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$943,589	$932,563	$11,026	1%
Auction Commission Margin (c)	15.9%	15.3%	N/A	4%
Private Sales (d)	$403,649	$326,957	$76,692	23%
Consolidated Sales (e)	$2,365,383	$2,300,844	$64,539	3%
Average Loan Portfolio (f)	$422,803	$326,063	$96,740	30%
EBITDA (g)	$137,922	$139,692	$(1,770)	(1%)
EBITDA Margin (g) (h)	45.2%	46.0%	N/A	(2%)
Net Liquidity (g)	$514,597	$476,054	$38,543	8%

27#

			Favorable/(Unfavorable)
Six Months Ended June 30,	2013	2012	$ Change	% Change
Revenues:
Auction and related revenues	$389,118	$387,561	$1,557	—%
Finance revenues	10,494	8,155	2,339	29%
Dealer revenues	3,205	10,072	(6,867)	(68%)
License fee revenues	3,276	2,493	783	31%
Other revenues	520	627	(107)	(17%)
Total revenues	406,613	408,908	(2,295)	(1%)
Expenses	294,612	281,229	(13,383)	(5%)
Operating income	112,001	127,679	(15,678)	(12%)
Net interest expense	(22,825)	(19,470)	(3,355)	(17%)
Other income	1,531	795	736	93%
Income before taxes	90,707	109,004	(18,297)	(17%)
Equity in (losses) earnings of investees, net of taxes	(12)	177	(189)	*
Income tax expense	21,311	34,415	13,104	38%
Net income	$69,384	$74,766	$(5,382)	(7%)
Statistical Metrics:
Aggregate Auction Sales (a)	$2,573,771	$2,468,633	$105,138	4%
Net Auction Sales (b)	$2,177,474	$2,105,082	$72,392	3%
Items sold at auction with a hammer (sale) price greater than $1 million	319	329	(10)	(3%)
Total hammer (sale) price of items sold at auction with a price greater than $1 million	1,251,558	1,160,914	$90,644	8%
Auction Commission Margin (c)	15.7%	15.8%	N/A	(1%)
Private Sales (d)	$560,832	$513,644	$47,188	9%
Consolidated Sales (e)	$3,137,808	$2,992,349	$145,459	5%
Average Loan Portfolio (f)	$415,238	$290,907	$124,331	43%
EBITDA (g)	$122,827	$137,350	$(14,523)	(11%)
EBITDA Margin (g) (h)	30.2%	33.6%	N/A	(10%)
Net Liquidity (g)	514,597	476,054	$38,543	8%

Legend:
*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales, and Dealer revenues.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” above and “Reconciliation of Non-GAAP Financial Measures” below.
(h)	Represents EBITDA as a percentage of total revenues.

28#

Revenues
For the three and six months ended June 30, 2013 and 2012, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2013	2012	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$263,691	$256,303	$7,388	3%
Private sale commission revenues	26,018	26,186	(168)	(1%)
Principal activities	61	715	(654)	(91%)
Other auction and related revenues**	5,173	6,947	(1,774)	(26%)
Total auction and related revenues	294,943	290,151	4,792	2%
Other revenues:
Finance revenues	5,561	4,580	981	21%
Dealer revenues	2,122	7,394	(5,272)	(71%)
License fee revenues	2,090	1,592	498	31%
Other	152	232	(80)	(34%)
Total other revenues	9,925	13,798	(3,873)	(28%)
Total revenues	$304,868	$303,949	$919	—%

			Favorable/(Unfavorable)
Six Months Ended June 30,	2013	2012	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$342,255	$333,161	$9,094	3%
Private sale commission revenues	39,642	41,465	(1,823)	(4%)
Principal activities	(514)	984	(1,498)	*
Other auction and related revenues**	7,735	11,951	(4,216)	(35%)
Total auction and related revenues	389,118	387,561	1,557	—%
Other revenues:
Finance revenues	10,494	8,155	2,339	29%
Dealer revenues	3,205	10,072	(6,867)	(68%)
License fee revenues	3,276	2,493	783	31%
Other	520	627	(107)	(17%)
Total other revenues	17,495	21,347	(3,852)	(18%)
Total revenues	$406,613	$408,908	$(2,295)	(1%)

*	Represents a change in excess of 100%.
**
Principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and other services, catalogue subscription revenues, and advertising revenues.

Auction and Related Revenues
For the three and six months ended June 30, 2013, auction and related revenues were at a similar level when compared to the prior year, with marginal increases of $4.8 million and $1.6 million, respectively. See below for a detailed discussion of the significant factors impacting the comparison of auction and related revenues between the current and prior periods, including a change to Sotheby's buyer's premium rate structure that became effective March 15, 2013.

29#

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
For the three months ended June 30, 2013, auction commission revenues improved $7.4 million (3%) on essentially the same level of Net Auction Sales, due to improvement in Auction Commission Margin from 15.3% to 15.9%. For the six months ended June 30, 2013, auction commission revenues improved $9.1 million (3%), due to a 3% increase in Net Auction Sales, while Auction Commission Margin remained consistent with the prior year. See "Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these statistical metrics, as well as a discussion of a change to Sotheby's buyer's premium rate structure that became effective March 15, 2013.
Net Auction Sales—For the three months ended June 30, 2013, the level of Net Auction Sales was essentially unchanged when compared to the prior year with a decrease of $25.2 million (1%). For the six months ended June 30, 2013, Net Auction Sales increased $72.4 million (3%) primarily due to a $117 million (10%) improvement in sales of Impressionist, Modern, and Contemporary Art, as higher average sale prices were realized in these key collecting categories. In addition, sales of single-owner collections in other collecting categories increased $61 million (48%), highlighted by the sales of Important Carpets from the William A. Clark Collection, Corcoran Gallery of Art ($38 million) and The Mei Yun Tang Collection of Paintings by Chang Dai-Chien - A Master's Secrets Unveiled ($36 million). These increases were partially offset by a lower level of recurring various-owner sales in several collecting categories, including Jewelry ($19 million), Asian Art ($17 million), and Wine ($15 million).
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
For the three months ended June 30, 2013, Auction Commission Margin improved from 15.3% to 15.9% principally due to the buyer's premium rate change that became effective on March 15, 2013, which contributed an additional $19.8 million in auction commission revenues. However, the benefit of the new buyer's premium rate structure was partially offset by competitive pressures to win high-value consignments, which resulted in a lower level of seller's commissions and a higher level of buyer's premium shared with the counterparties to auction guarantee risk and reward sharing arrangements.
For the six months ended June 30, 2013, Auction Commission Margin remained relatively stable, with a slight decrease from 15.8% to 15.7%, as results for the first quarter of 2013 were not materially impacted by the buyer's premium rate change that became effective after a large majority of Sotheby's first quarter auctions were conducted. As previously discussed, Auction Commission Margin for the second quarter of 2013 materially benefited from the buyer's premium rate change; however, results for the full six-month period were adversely impacted by competitive pressures to win high-value consignments, which resulted in a higher level of buyer's premium shared with consignors and with the counterparties to auction guarantee risk and reward sharing arrangements.

30#

Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby’s acting as its exclusive agent in the transaction or a prospective buyer who is interested in purchasing a certain work of art privately. Private sale commissions can vary from period to period due to the timing of when sale transactions are initiated and completed.
For the three and six months ended June 30, 2013, despite an increase in the aggregate value of private sales transactions, private sale commission revenues decreased $0.2 million (1%) and $1.8 million (4%), respectively, primarily due to lower commission margins earned when compared to the prior year.
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
For the six months ended June 30, 2013, principal activities decreased $1.5 million primarily due to a decrease in the net overage earned from guaranteed property offered or sold at auction during the period, as well as a higher level of Auction segment inventory writedowns.
Other Auction and Related Revenues—Other auction and related revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and other services, catalogue subscription revenues, and advertising revenues. For the six months ended June 30, 2013, other auction and related revenues decreased $4.2 million (35%) due in part to lower fees earned on sales brokered by third parties.
Finance Revenues
For the three and six months ended June 30, 2013, Finance revenues increased $1 million (21%) and $2.3 million (29%), respectively, principally due to a $124.3 million (43%) increase in the year-to-date average loan portfolio balance. The growth in the loan portfolio occurred steadily throughout 2012 and is attributable to a number of factors such as increased client demand for art-related financing, the improved global reach of Sotheby's art-financing activities, and an increase in term loans made to refinance clients' auction and private sale purchases. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Finance segment loans.)
(Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

31#

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
The table below summarizes Dealer revenues, cost of sales, and gross profit for the three and six months ended June 30, 2013 and 2012 (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2013	2012	$ Change	% Change
Dealer revenues	$2,122	$7,394	$(5,272)	(71%)
Dealer cost of sales	(3,998)	(6,559)	2,561	39%
Dealer gross (loss) profit	$(1,876)	$835	$(2,711)	*

			Favorable/(Unfavorable)
Six Months Ended June 30,	2013	2012	$ Change	% Change
Dealer revenues	$3,205	$10,072	$(6,867)	(68%)
Dealer cost of sales	(4,698)	(9,071)	4,373	48%
Dealer gross (loss) profit	$(1,493)	$1,001	$(2,494)	*
* Represents a change in excess of 100%
For the three and six months ended June 30, 2013, the comparison of Dealer segment results to the prior periods is significantly impacted by $2.5 million of NMP inventory writedowns recorded in the second quarter of 2013.
Expenses
For the three and six months ended June 30, 2013 and 2012, expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2013	2012	$ Change	% Change
Direct costs of services	$31,260	$27,308	$(3,952)	(14%)
Dealer cost of sales	3,998	6,559	2,561	39%
Marketing expenses	5,859	4,611	(1,248)	(27%)
Salaries and related costs	81,265	84,876	3,611	4%
General and administrative expenses	44,371	39,863	(4,508)	(11%)
Depreciation and amortization expense	4,801	4,334	(467)	(11%)
Restructuring charges, net	—	13	13	100%
Total expenses	$171,554	$167,564	$(3,990)	(2%)

			Favorable / (Unfavorable)
Six Months Ended June 30,	2013	2012	$ Change	% Change
Direct costs of services	39,709	34,699	$(5,010)	(14%)
Dealer cost of sales	4,698	9,071	4,373	48%
Marketing expenses	10,546	9,008	(1,538)	(17%)
Salaries and related costs	141,960	141,102	(858)	(1%)
General and administrative expenses	88,382	78,773	(9,609)	(12%)
Depreciation and amortization expense	9,317	8,554	(763)	(9%)
Restructuring charges, net	—	22	22	100%
Total expenses	$294,612	$281,229	$(13,383)	(5%)

32#

Direct Costs of Services
Direct costs of services consists largely of sale specific marketing costs such as catalogue production and distribution expenses, sale advertising and promotion expenses, and traveling exhibition costs. Also included in direct costs of services are sale-related shipping expenses, as well as debit and credit card processing fees associated with buyers from China. The level of direct costs incurred in any period is generally dependent upon the volume and composition of Sotheby’s auction and private sale offerings. For example, direct costs attributable to auctions of single-owner or other high-value collections are typically higher than those associated with standard various-owner auctions, mainly due to higher promotional costs for catalogues, special events and traveling exhibitions, as well as higher shipping expenses.
For the three and six months ended June 30, 2013, direct costs of services increased $4 million (14%) and $5 million (14%), respectively, due in part to an increase in costs incurred to promote single-owner sales in the current periods. The overall increases in direct costs of services were partially offset by quarter and year-to-date decreases of $0.5 million and $1 million, respectively, in private sale expenses primarily as a result of two selling exhibitions conducted in Hong Kong in the second quarter of 2012, for which there were no comparable events in the current periods.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of costs associated with corporate marketing activities and client service initiatives, as well as strategic sponsorships of and charitable donations to cultural institutions. For the three and six months ended June 30, 2013, marketing expenses increased $1.2 million (27%) and $1.5 million (17%), respectively, largely due to an increase in sponsorships of museums and other cultural institutions, as well as additional brand promotion activities.

33#

Salaries and Related Costs
For the three and six months ended June 30, 2013 and 2012, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2013	2012	$ Change	% Change
Full-time salaries	$35,432	$32,855	$(2,577)	(8%)
Incentive compensation expense	24,046	29,031	4,985	17%
Share-based payment expense	5,238	4,157	(1,081)	(26%)
Payroll taxes	5,840	5,991	151	3%
Employee benefits	6,024	4,896	(1,128)	(23%)
Labor union severance costs	—	4,125	4,125	100%
Other compensation expense*	4,685	3,821	(864)	(23%)
Total salaries and related costs	$81,265	$84,876	$3,611	4%
			Favorable / (Unfavorable)
Six Months Ended June 30,	2013	2012	$ Change	% Change
Full-time salaries	$70,349	$65,754	$(4,595)	(7%)
Incentive compensation expense	27,319	30,979	3,660	12%
Share-based payment expense	9,670	9,077	(593)	(7%)
Payroll taxes	12,044	11,418	(626)	(5%)
Employee benefits	13,465	11,851	(1,614)	(14%)
Labor union severance costs	—	4,125	4,125	100%
Other compensation expense*	9,113	7,898	(1,215)	(15%)
Total salaries and related costs	$141,960	$141,102	$(858)	(1%)
Statistical Metric:
Salaries and related costs as a % of total revenues	34.9%	34.5%	N/A	(1.2)%

* Principally includes expense related to the cost of temporary labor and overtime, and certain retention-based, new-hire and other employment arrangements.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior periods.
Full-Time Salaries—For the three and six months ended June 30, 2013, full-time salaries increased $2.6 million (8%) and $4.6 million (7%), respectively, due to strategic headcount and salary increases.
Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's annual incentive compensation program. The amount of incentive compensation awarded under this program is largely dependent upon the level of Sotheby's earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby's full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for brokering certain eligible private sale transactions. The decrease in accrued incentive compensation expense in the current periods is principally due to a lower level of earnings, as measured by EBITDA, relative to the prior period.
Share-Based Payment Expense—Share-based payment expense consists of amortization expense related to performance-based equity compensation awards, restricted stock units, and stock options. Equity compensation awards are granted annually in the first quarter of the year, and the value of each award is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of shares ultimately expected to vest as a result of employee service. In addition, for performance-based equity compensation awards, the amount and timing of expense recognition is significantly impacted by management’s quarterly assessment of the likelihood and timing of achieving certain profitability targets.

34#

For the three and six months ended June 30, 2013, share-based payment expense increased $1.1 million (26%) and $0.6 million (7%), respectively, reflecting a higher level of favorable adjustments recorded in the prior year as a result of management's quarterly profitability assessment. (See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
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
For the three and six months ended June 30, 2013, employee benefit costs increased $1.1 million (23%) and $1.6 million (14%), respectively, particularly due to decreases of $0.4 million and $0.8 million, respectively, in the net pension credit related to the U.K. Pension Plan, as well as the impact of the headcount and salary increases discussed previously. The quarter-to-date increase in employee benefits is also due in part to improvement in DCP investment performance when compared to the prior year. The net increase in employee benefit costs for the three and six months ended June 30, 2013 was partially offset by decreases of $0.6 million and $0.3 million, respectively, in employee severance costs and a lower level of employee benefits associated with incentive compensation-related accruals.
The decrease in the net pension credit related to the U.K. Pension Plan is primarily due to actuarial losses incurred in 2012, a portion of which are being amortized to the income statement in 2013 (see Note 7 of Notes to Condensed Consolidated Financial Statements). For the year ending December 31, 2013, the net pension credit related to the U.K. Pension Plan is expected to be approximately $1.2 million, representing a decrease of approximately $1.6 million when compared to 2012. (See statement on Forward Looking Statements.)
Labor Union Severance Costs—On May 31, 2012, Sotheby's and the union representing its property handlers agreed to a new collective bargaining agreement. In conjunction with the new collective bargaining agreement, Sotheby's offered severance benefits to the union members in exchange for the voluntary termination of their employment. The voluntary severance offer resulted in a charge of $4.4 million recognized in 2012, of which $4.1 million was recognized in the second quarter. Management expects to recover a substantial portion of the total severance costs over the succeeding three years as a result of cost savings associated with the new labor agreement. (See statement on Forward Looking Statements.)
Other Compensation Expense—Other compensation expense typically includes the cost of temporary labor and overtime, as well as expense related to certain retention-based, new-hire and other employment arrangements. For the three and six months ended June 30, 2013, other compensation expense increased $0.9 million (23%) and $1.2 million (15%), respectively, primarily due to a higher level of expense associated with such employment arrangements.
General and Administrative Expenses
For the three and six months ended June 30, 2013, general and administrative expenses increased $4.5 million (11%) and $9.6 million (12%), respectively, largely due to increases in professional fees and client goodwill gestures. The increase in professional fees is largely attributable to a higher level of technology and business consulting costs incurred in support of Sotheby's multi-year client service and business growth initiatives, including the enhancement of Sotheby's digital media offerings and the furtherance of Sotheby's business in China and other emerging markets. The increase in client goodwill gestures is due, in part, to a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013 (see Note 10 of Notes to Condensed Consolidated Financial Statements).

35#

Net Interest Expense
For the three and six months ended June 30, 2013, net interest expense increased $0.7 million (7%) and $3.4 million (17%), respectively, primarily due to incremental interest expense resulting from the September 2012 issuance of $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). These increases were partially offset by $1 million of interest income related to a previously delinquent client account that was recognized upon collection in the second quarter of 2013.
In June 2013, management used approximately $182 million of the net proceeds from the issuance of the 2022 Senior Notes to settle the remaining principal amount of Sotheby's 3.125% Convertible Notes (the "Convertible Notes") upon their maturity. With the repayment of the Convertible Notes, Sotheby's expects to achieve annualized interest expense savings of approximately $4.7 million due to the lower interest rate on the 2022 Senior Notes (5.25%) when compared to the weighted average effective interest rate on the 2015 Senior Notes and the Convertible Notes (7.83%), partially offset by higher long-term debt levels. (See "Liquidity and Capital Resources" below and statement on Forward Looking Statements.)
Income Tax Expense
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

As discussed above, changes in the jurisdictional mix of forecasted pre-tax income could result in pre-tax income being higher or lower than anticipated in countries with lower statutory tax rates, which could cause Sotheby's effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. This is particularly true in countries where Sotheby's has significant auction operations such as the U.K., Hong Kong, and Switzerland, where the statutory tax rates are approximately 23%, 17%, and 23%, respectively. For the year ended December 31, 2012, the pre-tax income of the U.K., Hong Kong, and Switzerland was $55.3 million, $17.5 million, and $17 million, respectively, which cumulatively comprised 73% of foreign pre-tax income and 56% of consolidated pre-tax income.
Management estimates that Sotheby's annual effective income tax expense rate for 2013, excluding discrete items, will be approximately 30%. This estimated annual effective income tax expense rate is lower than the U.S. statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates, partially offset by state and local income taxes and additional U.S. tax on earnings from foreign subsidiaries. (See statement on Forward Looking Statements.)
Sotheby's effective income tax expense rate for the three and six months ended June 30, 2013 is 25% and 23%, respectively, compared to an effective income tax expense rate of 32% for the three and six months ended June 30, 2012. The decrease in the income tax expense rate, when compared to the prior periods, is primarily due to a $6.8 million income tax benefit recorded as a discrete item in the second quarter of 2013, net of a related liability recognized for uncertain tax benefits (see Note 13 of Notes to Condensed Consolidated Financial Statements). This tax benefit relates to a deduction Sotheby's intends to claim on its 2013 U.S. federal income tax return as a result of a loss incurred on the tax basis of a foreign subsidiary. (See "Critical Accounting Estimates" in Sotheby's most recently filed Form 10-K).
American Taxpayer Relief Act of 2012—The American Taxpayer Relief Act of 2012 (the “U.S. Act”) was enacted on January 2, 2013. The U.S. Act, among other things, reinstated, retroactive to January 1, 2012, certain expired tax provisions relating to the U.S. tax treatment of deemed income earned by foreign subsidiaries. The change in tax law, including the retroactive effect, did not have a material impact on Sotheby's results for the three and six months ended June 30, 2013, and is not expected to have a material impact on Sotheby's 2013 full year results.

36#

FINANCIAL CONDITION AS OF JUNE 30, 2013
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2013, total cash and cash equivalents decreased $68.8 million to $699.6 million primarily due to the factors discussed below.
Net Cash Provided by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly accounting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to auction buyers and the level of such extended payment terms can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the quarterly balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a period is also a reflection of its net income (loss), the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related amounts.
Net cash provided by operating activities of approximately $92.9 million for the six months ended June 30, 2013 was principally a reflection of Sotheby's net income for the period ($69.4 million) and, to a lesser extent, the receipt of a $20 million client deposit (see Note 8 of Notes to Condensed Consolidated Financial Statements). These cash inflows were partially offset by a net cash outflow of $21.3 million related to the settlement of auction and private sale transactions during the period, which was influenced, in part, by the payment of net sales proceeds to certain consignors for property sold in Sotheby's second quarter sales in New York in advance of collecting from the buyer.
Net Cash Provided by Investing Activities—Net cash provided by investing activities of $43.6 million for the six months ended June 30, 2013 was principally attributable to a net decrease in client loans as loan settlements exceeded the funding of new loans by $36.9 million. Cash provided by investing activities also reflects a $15 million decrease in restricted cash as a result of net auction proceeds paid to consignors during the period in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts. These cash inflows were partially offset by capital expenditures of $9.1 million during the period.
Net Cash Used by Financing Activities—Net cash used by financing activities of $189.2 million for the six months ended June 30, 2013 reflects the settlement of the Convertible Notes and Convertible Note Hedges in the second quarter, resulting in a net cash outflow of $181.9 million (see Note 6 of Notes to Condensed Consolidated Financial Statements). To a much lesser extent, the net cash used by financing activities was the result of the funding of employee tax obligations related to share-based payments ($11.4 million), partially offset by excess tax benefits associated with share-based payments ($2.7 million) and proceeds received from the exercise of employee stock options ($2.5 million).

37#

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
As of June 30, 2013, December 31, 2012, and June 30, 2012, Net Liquidity was as follows (in thousands of dollars):

	June 30, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents	$699,557	$768,347	$583,388
Add: Restricted cash	16,648	31,974	26,849
Add: Accounts receivable, net	882,097	597,487	884,770
Subtract: Due to consignors	(890,296)	(599,614)	(854,258)
Subtract: Accounts payable and other accrued liabilities	(173,409)	(183,776)	(164,695)
Subtract: Client deposit	(20,000)	—	—
Net Liquidity	$514,597	$614,418	$476,054
See "Financial Condition" for a discussion of the significant factors contributing to the decrease in Net Liquidity during the first half of 2013, which was due to the retirement of $182 million in convertible debt in June 2013.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of June 30, 2013 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
York Property Mortgage (1)
Principal payments	$225,778	$3,532	$222,246	$—	$—
Interest payments	25,746	12,472	13,274	—	—
Sub-total	251,524	16,004	235,520	—	—
2022 Senior Notes (1)
Principal payments	300,000	—	—	—	300,000
Interest payments	149,625	15,750	31,500	31,500	70,875
Sub-total	449,625	15,750	31,500	31,500	370,875

Other commitments:
Operating lease obligations (2)	109,844	17,523	30,095	21,225	41,001
Employment arrangements (3)	11,441	6,037	4,876	528	—
Auction guarantees (4)	12,000	12,000	—	—	—
Unfunded loan commitments (5)	23,451	23,451	—	—	—
Uncertain tax positions (6)	—	—	—	—	—
Sub-total	156,736	59,011	34,971	21,753	41,001
Total	$857,885	$90,765	$301,991	$53,253	$411,876

(1)	See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage and the 2022 Senior Notes.

(2)	These amounts represent the undiscounted future minimum rental commitments under non-cancellable operating leases.

(3)
These amounts represent the remaining commitment for future salaries and other cash compensation, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, related to employment arrangements with certain senior employees. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

38#

(4)
Represents the amount of auction guarantees outstanding ($12.3 million) net of amounts advanced ($0.3 million) as of June 30, 2013. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)

(5)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(6)
Excludes the $27 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the June 30, 2013 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 13 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

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
CONTINGENCIES
For information related to contingencies see: (i) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses legal and certain tax contingencies, (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 13 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 13 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—Sotheby's continues to have significant cash balances and strong liquidity. In the second half of 2012, Sotheby's further improved its short and long-term liquidity by issuing $300 million of 5.25% senior notes, due October 2022, and by amending its credit agreement to provide an extended maturity date, an increased borrowing capacity, and greater operating flexibility. The proceeds from the issuance of the 5.25% senior notes were principally used to retire $262 million of unsecured debt, including $182 million of convertible debt upon maturity in June 2013. (See Note 6 of Notes to Condensed Consolidated Financial Statements.)
Cash and Cash Equivalents—As of June 30, 2013, Sotheby’s had global cash and cash equivalents of approximately $699.6 million, of which $63.9 million was held in the U.S. and $635.7 million was held by foreign subsidiaries. The current focus of Sotheby’s investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are invested in the highest rated overnight deposits.
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital, Corporate Finance (“GE Capital”). On December 19, 2012, Sotheby's, GE Capital, and the lenders named therein amended and restated the Credit Agreement (the “A&R Credit Agreement”) to, among other things, extend the maturity date from September 1, 2014 to December 19, 2017, increase the borrowing capacity from $200 million to $300 million, and provide further flexibility to Sotheby's. On June 27, 2013, the A&R Credit Agreement was amended to increase the maximum amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) permissible from $100 million to $300 million. The following summary does not purport to be a complete summary of the A&R Credit Agreement, and is qualified in its entirety by reference to the A&R Credit Agreement, a copy of which was filed as Exhibit 10.1 to the Form 8-K that was filed by Sotheby's with the Securities and Exchange Commission on December 20, 2012. Capitalized terms used, but not defined, in this summary have the meanings set forth in the A&R Credit Agreement.

39#

The A&R Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $100 million for borrowings in the U.K. and Hong Kong, and has a feature whereby any time until June 19, 2017, Sotheby's may request, subject to Lenders' approval, to increase the borrowing capacity by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined with reference to the levels of Sotheby's loan portfolio, art inventory balances, and Net Tangible Assets. In addition, up to $20 million of the borrowing capacity of the Revolving Credit Facility may be used to issue letters of credit. As of June 30, 2013, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $275.6 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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
The A&R Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $300 million limit on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the A&R Credit Agreement. However, the A&R Credit Agreement does not limit dividend payments and Common Stock repurchases provided that: (i) there are no Events of Default, (ii) the Aggregate Borrowing Availability equals or exceeds $100 million, and (iii) the Total Liquidity Amount equals or exceeds $150 million.
The A&R Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2013.
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
As of June 30, 2013, Sotheby’s had global cash and cash equivalents of approximately $699.6 million, of which $63.9 million was held in the U.S. and $635.7 million was held by foreign subsidiaries. Of the $635.7 million in foreign cash balances, approximately $585.7 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $585.7 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or commitments. Management continually evaluates its assertions regarding the indefinite reinvestment of certain foreign cash balances. If circumstances were to change and cause management to change its assertion with respect to indefinitely reinvested foreign cash balances, Sotheby's would incur additional income tax expense. (See statement on Forward Looking Statements.)
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures, and the payment of dividends, as well as the funding of the other short-term commitments due on or before June 30, 2014, as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $23 million to $28 million for the year ending December 31, 2013. (See statement on Forward Looking Statements.)
Dividends of $0.10 per share for the first and second quarter of 2013 were declared by the Board of Directors and paid in the fourth quarter of 2012. On August 6, 2013, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.8 million) to be paid to shareholders of record as of September 3, 2013 on September 16, 2013.
The declaration and payment of future dividends to shareholders remains at the discretion of Sotheby’s Board of Directors and is dependent upon many factors, including Sotheby’s financial condition, cash flows (in particular, its U.S. liquidity), legal requirements, and other factors as the Board of Directors deems relevant. It is the intention of Sotheby’s to continue to pay quarterly dividends at a rate of $0.12 per share, subject to approval by the Board of Directors and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)

40#

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
Sotheby's continues to have significant cash balances and strong liquidity, which will continue to provide Sotheby's flexibility in funding potential future operational and capital needs, including potential further domestic and international growth of the Finance segment loan portfolio, potential investments in principal and/or Dealer segment activities, and possible future expenditures related to emerging international markets such as China. Additionally, should business operations and liquidity remain strong, management will continue to evaluate, especially taking into account U.S cash balances and liquidity, traditional corporate finance alternatives including repurchases of shares of Sotheby’s Common Stock and/or some action with respect to Sotheby’s dividend. (See statement on Forward Looking Statements.)
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 15 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.
PREMISES UPDATE
Management believes Sotheby's worldwide premises are adequate for the current conduct of its business. However, management continually assesses Sotheby's worldwide premises, in particular, the real estate it owns in New York and London, for its current and future business needs as part of its ongoing efforts to manage infrastructure and enhance long-term shareholder value.
In May 2013, Sotheby's engaged external real estate professionals to assist in assessing the value of Sotheby's headquarters building at 1334 York Avenue in New York (the "York Property") and in evaluating available alternatives within the New York City real estate market. While there are no current plans to relocate Sotheby's York Property operations, this is an ongoing, complex process, and management will consider a variety of alternatives. Any transaction regarding the York Property has to deliver substantial post-mortgage value, and any sale of the York Property must provide funds for attractive purpose-built new premises that meets Sotheby's unique requirements. Therefore, any future action relative to the York Property will only be taken after fully assessing all financial costs, including any potential lease costs and associated leverage, as well as operational challenges, and concluding that the incremental benefit will be meaningful and lasting, especially in consideration of the cyclical nature of Sotheby's business. Management is planning to assess the value of Sotheby's London premises in the future using a similar approach.
STRATEGIC INITIATIVES IN CHINA
In September 2012, Sotheby's entered into a 10-year equity joint venture agreement with Beijing GeHua Art Company (“GeHua”) to form Sotheby's Beijing Auction Co., Ltd. (the “Beijing Joint Venture”). Sotheby's made its initial investment in the Beijing Joint Venture of approximately $1.2 million (representing an 80% ownership interest) in the first quarter of 2013 and GeHua invested approximately $0.3 million (representing a 20% ownership interest) concurrent with Sotheby's initial investment. The Beijing Joint Venture will allow Sotheby's to take advantage of a planned free port project that GeHua is developing within the Tianzhu Free Trade Zone in Beijing (the “Beijing Free Port”), which will serve as a tax-advantaged storage location and provide a platform for art-related auctions and private selling exhibitions of non-cultural relics, traveling exhibitions, and educational activities. The date of completion of the Beijing Free Port and the commencement and scope of any storage, auction or private selling activities by the Beijing Joint Venture, as well as any earnings or losses resulting from the operation of the Beijing Joint Venture, are uncertain. However, management believes that the Beijing Joint Venture will strategically enhance Sotheby's long-term presence in mainland China and allow it to potentially capitalize on the opportunities presented by the Chinese art market, which Sotheby's currently serves through its existing operations in Hong Kong. (See statement on Forward Looking Statements and Part II, Item 1A, "Risk Factors.")

41#

Sotheby's is also currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise ("FICE") in order to establish a wholly-owned subsidiary, through which Sotheby's would operate independently in China outside of the Beijing Free Port in the same or similar businesses conducted by the Beijing Joint Venture, other than auctions. Management intends to establish the FICE in Beijing in 2013, with an initial focus on private sales, the hosting of traveling exhibitions and other client liaison activities. (See statement on Forward Looking Statements and Part II, Item 1A, "Risk Factors.")
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

42#

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of net income to EBITDA for the three and six months ended June 30, 2013 and 2012 (in thousands of dollars):

Three Months Ended June 30,	2013	2012
Net income	91,729	$85,430
Income tax expense	30,707	39,993
Income tax benefit related to losses from equity investees	(11)	(36)
Interest income	(1,441)	(213)
Interest expense	12,137	10,184
Depreciation and amortization expense	4,801	4,334
EBITDA	$137,922	$139,692

Six Months Ended June 30,	2013	2012
Net income	$69,384	$74,766
Income tax expense	21,311	34,415
Income tax (benefit) expense related to (losses) earnings from equity investees	(10)	145
Interest income	(1,827)	(822)
Interest expense	24,652	20,292
Depreciation and amortization expense	9,317	8,554
EBITDA	$122,827	$137,350

The following is a reconciliation of cash and cash equivalents to Net Liquidity as of June 30, 2013, December 31, 2012, and June 30, 2012 (in thousands of dollars):

	June 30, 2013	December 31, 2012	June 30, 2012
Cash and cash equivalents	$699,557	$768,347	$583,388
Add: Restricted cash	16,648	31,974	26,849
Add: Accounts receivable, net	882,097	597,487	884,770
Subtract: Due to consignors	(890,296)	(599,614)	(854,258)
Subtract: Accounts payable and other accrued liabilities	(173,409)	(183,776)	(164,695)
Subtract: Client deposit	(20,000)	—	—
Net Liquidity	$514,597	$614,418	$476,054
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of June 30, 2013, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the York Property Mortgage, (v) the 2022 Senior Notes, (vi) the DCP liability and related trust assets, and (vii) outstanding forward exchange contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage and the 2022 Senior Notes.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of June 30, 2013, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $56 million.

43#

Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of June 30, 2013, the notional value of outstanding forward exchange contracts was $30 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2013, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2013.
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

44#

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

45#

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
A breach of the security measures protecting Sotheby's global network of information systems and those of certain third-party service providers utilized by Sotheby's may occur.
Sotheby's is dependent on a global network of information systems to conduct its business and is committed to maintaining a strong infrastructure to secure these systems. As part of its information systems infrastructure, Sotheby's relies, to a certain extent, upon third-party service providers to perform services such as BIDnow, retail wine e-commerce and website server hosting. While these third-party service providers offer unique and specialized information security measures, certain elements of Sotheby's global information system security are outside management's direct control due to the use of these service providers. These third-party service providers are contractually obligated to host and maintain the service in a professional manner, in accordance with the rules and standards generally accepted within the industry. This includes conventional security measures such as firewall, password and encryption protection, breach notification requirements, and PCI practices for credit card processing services. A breach of the security measures protecting Sotheby's information systems could adversely impact its operations, reputation, and brand.
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

46#

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

47#

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

48#

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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

49#

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1
Amended and Restated Auction Guaranty Side Letter, dated June 27, 2013, in reference to the Amended and Restated Credit Agreement, by and among Sotheby's, a Delaware corporation, Sotheby's, Inc., a New York corporation, Sotheby's Financial Services, Inc., a Nevada corporation, Sotheby's Financial Services California, Inc., a Nevada corporation, Oberon, Inc., a Delaware corporation, Sotheby's Ventures, LLC, a New York limited liability company, Oatshare Limited, a company registered in England, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, a company registered in England, and Sotheby's Hong Kong Limited, a company incorporated in Hong Kong, the other Credit Parties signatory thereto, General Electric Capital Corporation, a Delaware corporation, as Agent for the Lenders (in such capacity, “Agent”), and the Lenders signatory thereto from time to time (collectively, the “Lenders”).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)	On May 13, 2013, Sotheby's filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

(ii)	On June 28, 2013, Sotheby's filed a current report on Form 8-K under Item 1.01, "Entry into a Material Definitive Agreement."

50#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: August 6, 2013

51#

EXHIBIT INDEX

10.1
Amended and Restated Auction Guaranty Side Letter, dated June 27, 2013, in reference to the Amended and Restated Credit Agreement, by and among Sotheby's, a Delaware corporation, Sotheby's, Inc., a New York corporation, Sotheby's Financial Services, Inc., a Nevada corporation, Sotheby's Financial Services California, Inc., a Nevada corporation, Oberon, Inc., a Delaware corporation, Sotheby's Ventures, LLC, a New York limited liability company, Oatshare Limited, a company registered in England, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, a company registered in England, and Sotheby's Hong Kong Limited, a company incorporated in Hong Kong, the other Credit Parties signatory thereto, General Electric Capital Corporation, a Delaware corporation, as Agent for the Lenders (in such capacity, “Agent”), and the Lenders signatory thereto from time to time (collectively, the “Lenders”).

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

52#