Form 10-Q
period 2013-09-30
SOTHEBYS
filed 2013-11-12
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2013, there were 68,709,158 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Auction and related revenues	$76,929	$59,711	$466,047	$447,272
Finance revenues	5,164	4,572	15,658	12,727
Dealer revenues	23,491	1,815	26,696	11,887
License fee revenues	1,902	2,046	5,178	4,539
Other revenues	378	317	898	944
Total revenues	107,864	68,461	514,477	477,369
Expenses:
Direct costs of services	7,279	4,225	46,988	38,924
Dealer cost of sales	22,417	2,553	27,115	11,624
Marketing expenses	5,057	3,500	15,603	12,508
Salaries and related costs	61,971	53,447	203,931	194,549
General and administrative expenses	40,576	37,980	128,958	116,753
Depreciation and amortization expense	4,925	4,690	14,242	13,244
Restructuring charges, net	—	(25)	—	(3)
Total expenses	142,225	106,370	436,837	387,599
Operating (loss) income	(34,361)	(37,909)	77,640	89,770
Interest income	431	280	2,258	1,102
Interest expense	(8,912)	(10,390)	(33,564)	(30,682)
Other income	982	1,596	2,513	2,391
(Loss) income before taxes	(41,860)	(46,423)	48,847	62,581
Equity in earnings of investees, net of taxes	31	17	19	194
Income tax (benefit) expense	(11,698)	(13,841)	9,613	20,574
Net (loss) income	$(30,131)	$(32,565)	$39,253	$42,201
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.44)	$(0.48)	$0.58	$0.62
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.44)	$(0.48)	$0.57	$0.61
Weighted average basic shares outstanding	68,361	67,771	68,206	67,661
Weighted average diluted shares outstanding	68,361	67,771	68,957	68,494
Cash dividends paid per common share	$0.10	$0.08	$0.10	$0.24

See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net (loss) income	$(30,131)	$(32,565)	$39,253	$42,201
Other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes of $609, $613, ($221), and $613	23,972	15,235	4,655	14,014
Amortization of previously unrecognized net pension losses included in net (loss) income, net of taxes of $83, $0, $248, and $0	278	—	833	—
Other comprehensive income	24,250	15,235	5,488	14,014
Comprehensive (loss) income	$(5,881)	$(17,330)	$44,741	$56,215

See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	September 30, 2013	December 31, 2012	September 30, 2012

A S S E T S
Current Assets:
Cash and cash equivalents	$483,185	$768,347	$585,772
Restricted cash	6,814	31,974	5,132
Accounts receivable, net of allowance for doubtful accounts of $6,609, $6,628, and $6,729	249,348	597,487	441,325
Notes receivable, net of allowance for credit losses of $1,686, $1,341, and $1,149	204,427	129,972	146,597
Inventory	98,377	92,187	99,038
Deferred income taxes and income tax receivable	45,923	23,497	37,957
Prepaid expenses and other current assets	40,092	27,659	40,765
Total Current Assets	1,128,166	1,671,123	1,356,586
Notes receivable	333,846	317,068	291,485
Fixed assets, net of accumulated depreciation and amortization of $174,453, $165,847, and $164,149	377,368	375,031	372,537
Goodwill and other intangible assets, net of accumulated amortization of $6,347, $6,197, and $6,081	14,727	14,660	14,634
Equity method investments	11,047	15,136	15,195
Deferred income taxes and income tax receivable	53,704	59,135	54,311
Trust assets related to deferred compensation liability	51,387	47,926	47,880
Pension asset	21,985	18,034	34,309
Other long-term assets	37,317	56,982	56,551
Total Assets	$2,029,547	$2,575,095	$2,243,488
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$225,436	$599,614	$264,570
Current portion of long-term debt, net	3,581	181,250	255,400
Accounts payable and accrued liabilities	120,840	148,822	116,066
Accrued and deferred income taxes	17,329	27,864	18,318
Other current liabilities	8,279	7,329	17,043
Total Current Liabilities	375,465	964,879	671,397
Long-term debt, net	515,151	515,197	515,185
Accrued and deferred income taxes	23,991	19,047	22,606
Deferred compensation liability	49,469	45,223	46,002
Other long-term liabilities	21,941	37,923	37,866
Total Liabilities	986,017	1,582,269	1,293,056
Commitments and contingencies (see Note 8)
Shareholders’ Equity:
Common Stock, $0.01 par value	684	677	677
Authorized shares at September 30, 2013—200,000,000
Issued and outstanding shares—68,408,051, 67,779,637, and 67,778,305
Additional paid-in capital	380,819	368,173	362,565
Retained earnings	706,763	674,351	627,094
Accumulated other comprehensive loss	(44,887)	(50,375)	(39,904)
Total Shareholders’ Equity	1,043,379	992,826	950,432
Noncontrolling interest	151	—	—
Total Equity	1,043,530	992,826	950,432
Total Liabilities and Shareholders’ Equity	$2,029,547	$2,575,095	$2,243,488

See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating Activities:
Net income	$39,253	$42,201
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	14,242	13,244
Deferred income tax expense	4,793	3,216
Share-based payments	15,919	13,333
Net pension benefit	(859)	(2,037)
Asset provisions	8,100	5,943
Amortization of debt discount	6,470	8,572
Excess tax benefits from share-based payments	(3,490)	(3,316)
Other	412	1,151
Changes in assets and liabilities:
Accounts receivable	316,019	76,397
Due to consignors	(391,167)	(518,026)
Inventory	(1,546)	5,847
Prepaid expenses and other current assets	(12,286)	(15,782)
Other long-term assets	(988)	(43,009)
Income tax receivable and deferred income tax assets	(17,877)	(18,386)
Accrued income taxes and deferred income tax liabilities	(5,814)	(14,446)
Accounts payable and accrued liabilities and other liabilities	(25,694)	7,516
Net cash used by operating activities	(54,513)	(437,582)
Investing Activities:
Funding of notes receivable	(233,709)	(271,395)
Collections of notes receivable	186,497	116,038
Capital expenditures	(17,191)	(13,426)
Proceeds from the sale of land and buildings	—	714
Distributions from equity investees	65	100
Decrease in restricted cash	25,927	23,252
Proceeds from the sale of equity method investment	800	—
Net cash used by investing activities	(37,611)	(144,717)
Financing Activities:
Repayment of Convertible Notes	(197,371)	—
Proceeds from the settlement of Convertible Note Hedges	15,503	—
Proceeds from the issuance of 2022 Senior Notes	—	300,000
Payment of debt issuance costs	—	(5,400)
Repayments of York Property Mortgage	(2,316)	(2,124)
Dividends paid	(6,841)	(16,389)
Contribution from noncontrolling interest	322	—
Proceeds from exercise of employee stock options	4,049	966
Excess tax benefits from share-based payments	3,490	3,316
Funding of employee tax obligations upon the vesting of share-based payments	(11,399)	(11,348)
Net cash (used) provided by financing activities	(194,563)	269,021
Effect of exchange rate changes on cash and cash equivalents	1,525	8,417
Decrease in cash and cash equivalents	(285,162)	(304,861)
Cash and cash equivalents at beginning of period	768,347	890,633
Cash and cash equivalents at end of period	$483,185	$585,772

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
Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic (loss) earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares include the following:

•
Unvested performance share units held by employees and incremental common shares issuable upon the exercise of employee stock options. Unvested performance share units are included in the computation of diluted earnings per share if the profitability targets inherent in such awards have been achieved as of the balance sheet date. Incremental common shares issuable upon the exercise of employee stock options are included in the computation of diluted earnings per share in quarterly periods when the average price of Sotheby's Common Stock exceeds the exercise price of the stock options. (See Note 10 for information related to Sotheby’s share-based compensation programs.)

•	Deferred stock units issued pursuant to the Sotheby's Stock Compensation Plan for Non-Employee Directors.

•
In reporting periods when the average price of Sotheby's Common Stock exceeded the conversion price of its 3.125% Convertible Notes, the net shares that would be delivered to settle the resulting conversion premium upon assumed conversion. As discussed in Note 6, Sotheby's redeemed the remaining $181.9 million principal amount of its 3.125% Convertible Notes entirely in cash upon their maturity in June 2013.

•
In reporting periods when the average price of Sotheby's Common Stock exceeds the exercise price of the warrants that were sold in conjunction with the issuance of the 3.125% Convertible Notes, the net shares that would be delivered to settle these warrants. These warrants are exercisable subject to daily limits during a period that began on September 17, 2013 and that will end on November 25, 2013. See Note 6.

7#

For the three months ended September 30, 2013 and 2012, 2 million and 2.3 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share because Sotheby's reported a net loss for the period, and therefore, their inclusion in the computation would be anti-dilutive. For the nine months ended September 30, 2013 and 2012, 1.5 million and 1.1 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share because the profitability targets inherent in such awards were not achieved as of the balance sheet date.
The table below summarizes the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

Basic:	2013	2012	2013	2012
Numerator:
Net (loss) income attributable to Sotheby’s	$(30,131)	$(32,565)	$39,253	$42,201
Less: Net income attributable to participating securities	—	—	23	185
Net (loss) income attributable to Sotheby’s common shareholders	$(30,131)	$(32,565)	$39,230	$42,016
Denominator:
Weighted average common shares outstanding	68,361	67,771	68,206	67,661
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.44)	$(0.48)	$0.58	$0.62
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(30,131)	$(32,565)	$39,253	$42,201
Less: Net income attributable to participating securities	—	—	23	184
Net (loss) income attributable to Sotheby’s common shareholders	$(30,131)	$(32,565)	$39,230	$42,017
Denominator:
Weighted average common shares outstanding	68,361	67,771	68,206	67,661
Weighted average dilutive potential common shares outstanding:
3.125% Convertible Notes	—	—	129	123
Performance share units	—	—	388	453
Non-employee director share deferrals	—	—	151	162
Stock options	—	—	82	95
Warrants	—	—	1	—
Weighted average dilutive potential common shares outstanding	—	—	751	833
Denominator for calculation of diluted earnings per share	68,361	67,771	68,957	68,494
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.44)	$(0.48)	$0.57	$0.61

8#

4. Segment Reporting
Sotheby’s operations are organized under three segments—Auction, Finance, and Dealer. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars):

Three Months Ended September 30, 2013	Auction	Finance	Dealer	All Other	Reconciling items	Total
Revenues	$77,469	$7,654	$23,491	$2,280	$(3,030)	$107,864
Segment (loss) income before taxes	$(48,460)	$5,504	$(516)	$1,668	$(56)	$(41,860)
Three Months Ended September 30, 2012
Revenues	$59,711	$6,414	$1,815	$2,363	$(1,842)	$68,461
Segment (loss) income before taxes	$(50,518)	$4,841	$(2,567)	$1,852	$(31)	$(46,423)
Nine Months Ended September 30, 2013
Revenues	$466,587	$22,787	$26,696	$6,076	$(7,669)	$514,477
Segment income (loss) before taxes	$32,508	$16,370	$(4,472)	$4,475	$(34)	$48,847
Nine Months Ended September 30, 2012
Revenues	$447,272	$17,942	$11,887	$5,483	$(5,215)	$477,369
Segment income (loss) before taxes	$50,401	$13,510	$(4,933)	$3,955	$(352)	$62,581
In the table of segment information above, the reconciling items related to Revenues consist principally of charges from the Finance segment to the Auction segment for interest-free or other below market consignor advances with maturities up to 6 months (see Note 5). In the third quarter of 2013, the reconciling items related to Revenues also include $0.5 million related to the elimination of private sale commission revenues earned by the Auction segment for acting as agent in the sale of certain Dealer segment inventory. The reconciling item related to segment income (loss) before taxes consists of Sotheby's pre-tax share of earnings related to its equity investees. Such earnings are included in the table above as part of the Dealer segment loss, but are presented net of taxes in the Condensed Consolidated Statements of Operations.
The results of the Dealer segment include the activities of Noortman Master Paintings (“NMP”), a wholly-owned art dealer. In recent years, NMP’s results have been adversely impacted by shifts in the collecting tastes of its clients and has faced increased challenges in sourcing and successfully selling categories of Old Master Paintings that traditionally formed the heart of its business. In the third quarter of 2011, management initiated a plan to restructure NMP’s business and sales strategy, but those efforts were not successful in reversing this trend. As a result, management has elected to close NMP’s remaining office in London effective December 31, 2013. Management is currently assessing its sale plans for NMP’s remaining inventory.
For the three and nine months ended September 30, 2013 and 2012, Auction segment revenues consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Auction commission revenues	$48,581	$41,955	390,836	375,116
Private sale commission revenues	26,519	14,645	66,161	56,110
Principal activities	(921)	(457)	(1,435)	527
Other auction and related revenues	3,290	3,568	11,025	15,519
Total auction segment revenues	77,469	59,711	466,587	447,272
Reconciling item	(540)	—	(540)	—
Total auction and related revenues	$76,929	$59,711	$466,047	$447,272
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

9#

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2013, December 31, 2012, and September 30, 2012 (in thousands of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
Auction	$1,369,396	$1,977,620	$1,645,321
Finance	463,574	427,871	406,672
Dealer	95,175	85,748	98,002
All Other	1,775	1,224	1,225
Total segment assets	1,929,920	2,492,463	2,151,220
Unallocated amounts:
Deferred tax assets and income tax receivable	99,627	82,632	92,268
Consolidated assets	$2,029,547	$2,575,095	$2,243,488
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
Under Sotheby’s standard auction payment terms, payments from the buyer are due no more than 30 days from the sale date and payments to the consignor are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to a buyer and, for auctions, can vary considerably from selling season to selling season. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to management approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. As of September 30, 2013, $19.8 million of buyer receivables and $15.3 million of amounts due to consignors were classified within Other Long-Term Assets and Other Long-Term Liabilities, respectively, based on their corresponding payment due dates. The property related to these buyer receivables has not been released to the buyer and is in the possession of Sotheby's.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of September 30, 2013, December 31, 2012, and September 30, 2012, Accounts Receivable (net) included $59.9 million, $170 million, and $136 million, respectively, related to situations when Sotheby's paid the consignor before payment was collected from the buyer. As of September 30, 2013, December 31, 2012, and September 30, 2012, Accounts Receivable (net) also included $42.2 million, $83.7 million, and $35.0 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.
As of September 30, 2013, one buyer had an outstanding receivable balance of $32 million. No other amount exceeded 10% of total Accounts Receivable.

10#

Notes Receivable, Net—As of September 30, 2013, December 31, 2012, and September 30, 2012, Notes Receivable (net) consisted of the following (in thousands of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
Finance segment:
Consignor advances	$126,930	$110,341	$138,819
Term loans	329,164	314,797	264,331
Total Finance segment secured loans	456,094	425,138	403,150
Auction segment:
Auction guarantee advances	70,837	16,224	25,000
Unsecured loan	2,142	2,142	2,142
Dealer segment:
Secured loans	5,825	3,536	7,790
Other:
Unsecured loan	3,375	—	—
Total Notes Receivable (net)	$538,273	$447,040	$438,082
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
In certain situations, term loans are also made to refinance accounts receivable generated by clients' auction and private sale purchases. For the nine months ended September 30, 2013 and 2012, the Finance segment made $54 million and $65 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within investing activities in the statements of cash flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the statements of cash flows. As of September 30, 2013, December 31, 2012, and September 30, 2012, Notes Receivable (net) included $84.5 million, $77.4 million, and $82.1 million, respectively, of such loans.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.

11#

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
The table below provides the aggregate LTV ratio for the entire portfolio of Finance segment secured loans as of September 30, 2013, December 31, 2012, and September 30, 2012 (in thousands of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
Finance segment secured loans	$456,094	$425,138	$403,150
Low auction estimate of collateral	$1,002,252	$891,096	$837,489
Aggregate LTV ratio	46%	48%	48%
The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV above 50% as of September 30, 2013, December 31, 2012, and September 30, 2012 (in thousands of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
Finance segment secured loans with an LTV above 50%	$222,701	$120,662	$250,688
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$355,568	$184,205	$423,863
Aggregate LTV ratio of Finance segment secured loans with an LTV above 50%	63%	66%	59%
The table below provides other credit quality information regarding Finance segment secured loans as of September 30, 2013, December 31, 2012, and September 30, 2012 (in thousands of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
Total secured loans	$456,094	$425,138	$403,150
Loans past due	$72,613	$33,737	$41,286
Loans more than 90 days past due	$31,212	$32,665	$6,149
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,686	1,341	1,149
Total Allowance for Credit Losses - secured loans	$1,686	$1,341	$1,149
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of September 30, 2013, $72.6 million of the Notes Receivable (net) balance was considered to be past due, of which $31.2 million was more than 90 days past due. Sotheby's is continuing to accrue Finance Revenue on these past due loans. The collateral securing these loans has low auction estimates of approximately $151.5 million and $82.5 million, respectively. In consideration of the value of the remaining collateral securing these past due loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for past due loans will be collected. In the fourth quarter of 2013, the terms of two past due loans totaling $69.1 million were amended to extend the maturity date in exchange for lower LTV ratios through the receipt of additional collateral and new collateral consignments. Included in this amount is a $29.7 million loan that was classified as more than 90 days past due as of September 30, 2013.

12#

A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of September 30, 2013, December 31, 2012, and September 30, 2012, there were no Finance segment non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of September 30, 2013, December 31, 2012, and September 30, 2012, there were no impaired loans outstanding.
During the period January 1, 2012 to September 30, 2013, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2012	$875
Change in loan loss provision	466
Allowance for credit losses as of December 31, 2012	1,341
Change in loan loss provision	345
Allowance for credit losses as of September 30, 2013	$1,686

As of September 30, 2013, unfunded commitments to extend additional credit through Sotheby's Finance segment were $27.8 million, of which $0.9 million is committed to an employee of Sotheby’s who is not an Executive Officer. As of September 30, 2013, this same employee had an outstanding Finance segment loan of approximately $0.1 million.
Notes Receivable (Auction Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to auction. Such auction guarantee advances are recorded on Sotheby's balance sheet within Notes Receivable (net). As of September 30, 2013, December 31, 2012, and September 30, 2012, auction guarantee advances totaled $70.8 million, $16.2 million and $25 million, respectively. As of September 30, 2013, one auction guarantee advance totaling $68.4 million comprised approximately 13% of Notes Receivable (net). The property associated with this auction guarantee advance will be offered at auction in November 2013. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)
Under certain circumstances, Sotheby's, through its Auction segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of September 30, 2013, December 31, 2012, and September 30, 2012, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the balance is collectible based on discussions with the borrower.
Notes Receivable (Dealer Segment)—Sotheby's Dealer segment, with assistance of Finance segment employees, provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, the Dealer segment acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of September 30, 2013, December 31, 2012, and September 30, 2012, such loans totaled $5.8 million, $3.5 million, and $7.8 million, respectively.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's agreed to sell its ownership interest in an equity method investment to its partner in the investment for $4.3 million, an amount that was funded by an upfront payment of $0.8 million and a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. Sotheby's recognized a gain of $0.3 million in the second quarter of 2013 in Other Non-Operating Income as result of the sale of this equity method investment.
Weighted Average Interest Rates—For the three months ended September 30, 2013 and 2012, the weighted average interest rates earned on Finance segment secured loans were 4.8% and 5.5%, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average interest rates earned on Finance segment secured loans were 5% and 5.7%, respectively.

13#

For the three months ended September 30, 2013 and 2012, the weighted average interest rates earned on consolidated Notes Receivable (net) were 4.5% and 5.4%, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average interest rates earned on consolidated Notes Receivable (net) were 4.7% and 5.4%, respectively.
6. Debt
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital, Corporate Finance (“GE Capital”). On December 19, 2012, Sotheby's, GE Capital, and the lenders named therein amended and restated the Credit Agreement (the “A&R Credit Agreement”) to, among other things, extend the maturity date from September 1, 2014 to December 19, 2017, increase the borrowing capacity from $200 million to $300 million, and provide further flexibility to Sotheby's. On June 27, 2013, the A&R Credit Agreement was amended to increase the maximum permissible amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) from $100 million to $300 million. The following summary does not purport to be a complete summary of the A&R Credit Agreement, and is qualified in its entirety by reference to the A&R Credit Agreement, a copy of which was filed as Exhibit 10.1 to the Form 8-K that was filed by Sotheby's with the Securities and Exchange Commission on December 20, 2012. Capitalized terms used, but not defined, in this summary have the meanings set forth in the A&R Credit Agreement.
The A&R Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $100 million for borrowings in the U.K. and Hong Kong, and has a feature whereby any time until June 19, 2017, Sotheby's may request, subject to Lenders' approval, to increase the borrowing capacity by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined with reference to the levels of Sotheby's loan portfolio, art inventory balances, and Net Tangible Assets. In addition, up to $20 million of the borrowing capacity of the Revolving Credit Facility may be used to issue letters of credit. As of September 30, 2013, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $300 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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
The A&R Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2013.
Since August 31, 2009, Sotheby’s has paid approximately $13 million in life-to-date arrangement and amendment fees related to the Credit Agreement and the A&R Credit Agreement. These fees are being amortized on a straight-line basis to Interest Expense over the term of the facility. Additionally, Sotheby's is charged commitment fees ranging from 0.375% to 0.5% per year for undrawn amounts committed under the Revolving Credit Facility depending upon the level of borrowings. The commitment fee under the A&R Credit Agreement is currently 0.5%.

14#

Long-Term Debt—As of September 30, 2013, December 31, 2012, and September 30, 2012, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
York Property Mortgage, net of unamortized discount of $6,237, $8,911, and $9,802	$218,732	$218,375	$218,576
2022 Senior Notes	300,000	300,000	300,000
Convertible Notes, net of unamortized discount of $0, $3,796, and $5,800	—	178,072	176,068
2015 Senior Notes, net of unamortized discount of $0, $0, and $639	—	—	79,332
Less current portion:
York Property Mortgage	(3,581)	(3,178)	(3,391)
2015 Senior Notes	—	—	(79,332)
Convertible Notes	—	(178,072)	(176,068)
Total	$515,151	$515,197	$515,185
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
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015 unless the mortgage is paid in-full by that date. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through July 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through July 2015. As of September 30, 2013, the fair value of the York Property Mortgage was approximately $228 million based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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

15#

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
As of September 30, 2013, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $281 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
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
Convertible Note Hedges and Warrant Transactions —On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the “Convertible Note Hedges”) at a cost of $40.6 million that allowed Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the conversion price of the Convertible Notes. The Convertible Note Hedges were entered into to offset the impact of any premium paid, either in cash or in shares of Sotheby's Common Stock, upon the settlement of the Convertible Notes. As previously discussed, in June 2013, Sotheby's settled the conversion obligation related to the Convertible Notes entirely in cash. As a result, the Convertible Note Hedges were exercised, and Sotheby's received $15.5 million in cash to offset the conversion premium related to the Convertible Notes.
On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of Sotheby's Common Stock at a price of approximately $44.50 per share, as adjusted. The net proceeds received by Sotheby's in June 2008 from the sale of the Warrants was $22.3 million and is recorded as a component of Additional Paid In Capital within Shareholders' Equity. The Warrants are automatically exercisable subject to a limit of approximately 118,348 Warrants per day for each day in the 50 trading days that began on September 17, 2013 and will end on November 25, 2013 (the "Trading Period"). If, on a particular day during the Trading Period, the daily limit of approximately 118,348 Warrants is not exercised, such Warrants up to the daily limit will expire. As of October 28, 2013, the settlement of Warrant exercises has resulted in the issuance of approximately 387,000 shares of Sotheby's Common Stock in the fourth quarter of 2013.

16#

Future Principal and Interest Payments—The aggregate future principal and interest payments due by Sotheby's related to its Long-Term Debt during the five-year period after the September 30, 2013 balance sheet date are as follows (in thousands of dollars):

October 2013 to September 2014	$31,754
October 2014 to September 2015	$247,269
October 2015 to September 2016	$15,750
October 2016 to September 2017	$15,750
October 2017 to September 2018	$15,750
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015 unless the mortgage is paid in-full by that date.
Interest Expense—For the three and nine months ended September 30, 2013 and 2012, Interest Expense consists of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Revolving credit facility:
Amortization of amendment and arrangement fees	$319	$430	$946	$1,289
Commitment fees	383	316	1,145	944
Sub-total	702	746	2,091	2,233
York Property Mortgage	4,148	4,194	12,376	12,586
2022 Senior Notes and 2015 Senior Notes	3,938	1,761	11,813	4,936
Convertible Notes	—	3,386	6,417	10,045
Other interest expense	124	303	867	882
Total Interest Expense	$8,912	$10,390	$33,564	$30,682
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes, 2015 Senior Notes, and the Convertible Notes.
For the three and nine months ended September 30, 2013 and 2012, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual coupon interest expense	$—	$1,421	$2,621	$4,262
Discount amortization	—	1,965	3,796	5,783
Total	$—	$3,386	$6,417	$10,045

17#

7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). The table below summarizes the components of the net pension benefit related to the U.K. Pension Plan for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$912	$931	$2,730	$2,790
Interest cost	3,309	3,275	9,905	9,812
Expected return on plan assets	(4,869)	(4,887)	(14,575)	(14,639)
Amortization of previously unrecognized net pension losses	361	—	1,081	—
Net pension benefit	$(287)	$(681)	$(859)	$(2,037)
For the nine months ended September 30, 2013, Sotheby's contributed $1.7 million to the U.K Pension Plan. Sotheby’s expects to contribute approximately $20 million to the U.K. Pension Plan in 2013, including $18 million contributed in October 2013 in respect of the recently completed statutory triennial funding valuation of the plan. This contribution satisfied the resulting statutory funding deficit in full.
8. Commitments and Contingencies
Employment Arrangements—As of September 30, 2013, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between December 2013 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $14 million as of September 30, 2013.
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
Guarantee of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property that has sold at auction but has not yet been paid for by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
As of September 30, 2013, Sotheby's had guaranteed to a consignor the collection of up to approximately $19.4 million in sales proceeds related to property offered at auction in Hong Kong in October 2013. As of October 31, 2013, Sotheby's has collected $12.9 million of the amount guaranteed to the consignor.
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
(See Note 6 for information related to Sotheby's debt commitments. See Note 7 for information related to Sotheby's pension commitments. See Note 9 for information related to Sotheby's auction guarantees. See Note 12 for information related to Sotheby's income tax contingencies.)
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
As discussed in Note 6, on June 27, 2013, Sotheby's credit agreement was amended to increase the maximum permissible amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) from $100 million to $300 million. Although irrevocable bids may be used to reduce the risk associated with auction guarantees, Sotheby's may also enter into auction guarantees without securing irrevocable bids. To the extent that auction guarantees are issued without securing irrevocable bids, auction commission margins and the results of principal activities could potentially improve, as the buyer's premium and principal activity gains would not be shared with an irrevocable bid counterparty, but Sotheby's could also be exposed to principal losses and/or deterioration in auction commission margins if the underlying property fails to sell at the minimum guaranteed price. Furthermore, in such situations, Sotheby's liquidity could be reduced. In addition to compliance with the covenant in the credit agreement, Sotheby's use of auction guarantees will continue to be subject to management and, in some cases, Board of Directors, approval.
As of September 30, 2013, Sotheby’s had outstanding auction guarantees totaling $167 million. As of September 30, 2013, Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $24.1 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is below or within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees will be offered at auctions in the fourth quarter of 2013.

19#

As of September 30, 2013, $70.8 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the balance sheet within Notes Receivable (see Note 5). As of September 30, 2013, December 31, 2012, and September 30, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $7.4 million, $3.3 million, and $5.6 million, respectively, and is recorded on Sotheby's balance sheet within Accounts Payable and Accrued Liabilities.
As of November 7, 2013, Sotheby's had outstanding auction guarantees totaling $206.4 million. As of November 7, 2013, Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $54 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is below or within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees will be offered at auctions in the fourth quarter of 2013. As of November 7, 2013, $93.4 million of the aggregate guaranteed amount had been advanced by Sotheby's.
10. Share-Based Payments, Dividends and Shareholders' Equity
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units, and stock options. Each of these share-based payments is explained below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the statements of operations. For the three and nine months ended September 30, 2013 and 2012, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pre-Tax	$6,249	$4,256	$15,919	$13,333
After-Tax	$3,801	$2,741	$10,871	$9,163
For the nine months ended September 30, 2013 and 2012, Sotheby's realized $3.5 million and $3.3 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the balance sheets as an increase to Additional Paid-in Capital and are classified within financing activities in the statement of cash flows.
As of September 30, 2013, unrecognized compensation expense related to the unvested portion of share-based payments was $24.9 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.9 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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

20#

Summary of RSU’s and PSU’s—For the nine months ended September 30, 2013, changes to the number of outstanding RSU’s and PSU’s were as follows (shares in thousands):

	Number of RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,912	$30.39
Granted	696	$35.75
Vested	(703)	$21.97
Canceled	(20)	$37.76
Outstanding at September 30, 2013	1,885	$35.17
The aggregate fair value of restricted stock, RSU’s, and PSU's that vested during the nine months ended September 30, 2013 and 2012 was $26.9 million and $28.1 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested. On May 8, 2013, Sotheby's stockholders approved the Second Amended and Restated Sotheby's Restricted Stock Unit Plan, which, among other things, increased the maximum number of shares authorized for issuance by 3 million shares. As of September 30, 2013, 3.8 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of September 30, 2013, 35,350 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
For the nine months ended September 30, 2013, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	348	$21.92
Exercised	(186)	$21.75
Outstanding at September 30, 2013	162	$22.11	6.4	$4,391
Exercisable at September 30, 2013	38	$22.11	6.4	$1,013
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $3.5 million and $0.6 million, respectively. For the nine months ended September 30, 2013 and 2012, cash proceeds received as a result of stock option exercises were $4.0 million and $1.0 million, respectively. For the nine months ended September 30, 2013 and 2012, the excess tax benefit realized from the exercise of stock options was $0.7 million and $0.1 million, respectively.
Cash Dividends—In December 2012, the Board of Directors declared and Sotheby’s paid accelerated first and second quarter of 2013 cash dividends totaling $0.20 per share (approximately $13.6 million). This accelerated dividend was in lieu of quarterly dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
On August 6, 2013, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.8 million) to shareholders of record as of September 3, 2013 that was paid on September 16, 2013.
On November 11, 2013, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) to shareholders of record as of December 2, 2013 to be paid on December 16, 2013.
The declaration and payment of future cash dividends to shareholders is at the discretion of Sotheby’s Board of Directors and will depend on many factors, including Sotheby’s financial condition (in particular, U.S. liquidity), cash flows, legal requirements and other factors as the Board of Directors deems relevant.

21#

Stockholder Rights Plan—On October 4, 2013, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Sotheby's Common Stock, par value $0.01 per share, and adopted a stockholder rights plan (the "Rights Agreement"). The dividend was paid on October 14, 2013 to the stockholders of record on that date. Each Right will allow its holder to purchase from Sotheby's one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $200 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend and liquidation rights as would one share of Sotheby's Common Stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.
The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 10% (or 20% in the case of a “13G Investor,” as such term is defined in the Rights Agreement) or more of Sotheby's outstanding Common Stock (the "Distribution Date"). If a person or group becomes an Acquiring Person, each Right will entitle its holder (other than such Acquiring Person) to purchase for $200, a number of Sotheby’s Common Stock shares having a market value of twice such price, based on the market price of Sotheby's Common Stock prior to such acquisition. In addition, if Sotheby’s is acquired in a merger or other business combination transaction after the Distribution Date, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company's Common Stock shares having a market value of twice such price, based on the market price of the acquiring company's stock prior to such transaction. In addition, at any time after a person or group becomes an Acquiring Person, but before such Acquiring Person or group owns 50% or more of Sotheby's Common Stock, the Board of Directors may exchange one share of Sotheby’s Common Stock for each outstanding Right (other than Rights owned by such Acquiring Person, which would have become void). An Acquiring Person will not be entitled to exercise the Rights.
The Rights Agreement also includes “qualifying offer” provisions, whereby the Rights will automatically expire concurrently with (but no earlier than 100 days after the commencement of such qualifying offer) the purchase of 50% (including any shares held by the offeror) of Sotheby's outstanding Common Stock on a fully diluted basis pursuant to a tender or exchange offer for all of the outstanding shares of Sotheby's Common Stock at the same price and for the same consideration, provided that the offeror irrevocably commits to purchase all remaining untendered shares at the same price and the same consideration actually paid pursuant to the offer. The Rights will expire on October 3, 2016; provided that if Sotheby's stockholders have not ratified the Rights Agreement by October 3, 2014, the Rights will expire on such date.
Preferred Stock—On October 4, 2013, Sotheby's designated 2,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.

22#

11. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars):

Three Months ended September 30, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at July 1, 2013	$(37,279)	$(31,858)	$(69,137)
Other comprehensive income (loss) before reclassifications	25,796	(1,824)	23,972
Amounts reclassified from accumulated other comprehensive loss	—	278	278
Net other comprehensive income (loss)	25,796	(1,546)	24,250
Balance at September 30, 2013	$(11,483)	$(33,404)	$(44,887)

Three Months ended September 30, 2012	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at July 1, 2012	$(34,965)	$(20,174)	$(55,139)
Other comprehensive income (loss) before reclassifications	16,047	(812)	15,235
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income (loss)	16,047	(812)	15,235
Balance at September 30, 2012	$(18,918)	$(20,986)	$(39,904)

Nine Months ended September 30, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2013	$(16,084)	$(34,291)	$(50,375)
Other comprehensive income before reclassifications	4,601	54	4,655
Amounts reclassified from accumulated other comprehensive loss	—	833	833
Net other comprehensive income	4,601	887	5,488
Balance at September 30, 2013	$(11,483)	$(33,404)	$(44,887)

Nine Months ended September 30, 2012	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2012	$(34,012)	$(19,906)	$(53,918)
Other comprehensive income (loss) before reclassifications	15,094	(1,080)	14,014
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income (loss)	15,094	(1,080)	14,014
Balance at September 30, 2012	$(18,918)	$(20,986)	$(39,904)
Other Comprehensive Income (Loss) principally includes the change in the foreign currency translation adjustment account during the period, as well as unrealized gains and losses related to the U.K. Pension Plan. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Loss on the balance sheet. For the three and nine months ended September 30, 2013, the $0.3 million and $0.8 million (net of tax), respectively, reclassified from Accumulated Other Comprehensive Loss was recognized on a pre-tax basis within Salaries and Related Costs in the Condensed Consolidated Statements of Operations (see Note 7). For the three months ended September 30, 2013 and 2012, included in Other Comprehensive Income (Loss) before reclassifications are ($1.8) million and ($0.8) million, respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan. For the nine months ended September 30, 2013 and 2012, included in Other Comprehensive Income (Loss) before reclassifications are $0.1 million and ($1.1) million, respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan.

23#

12. Uncertain Tax Positions
As of September 30, 2013, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $39.5 million, representing a net increase of $4.1 million when compared to the liability of $35.4 million as of December 31, 2012. This net increase is primarily the result of a liability recognized in the second quarter of 2013 for a portion of the tax benefit recorded in that period for a deduction that Sotheby's intends to claim on its 2013 U.S. federal income tax return as a result of a loss incurred on the tax basis of a foreign subsidiary. The net income tax benefit recognized in the second quarter of 2013 related to this deduction was $6.8 million. The overall increase in Sotheby’s liability for unrecognized tax benefits is partially offset by the reversal of previously recorded liabilities due to the settlement of an audit and the expiration of the statute of limitations for certain tax years. As of September 30, 2012, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $35.1 million. As of September 30, 2013, December 31, 2012, and September 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $24.4 million, $17.4 million, and $18.1 million, respectively. Sotheby’s believes it is reasonably possible that a decrease of $3.9 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2013 balance sheet date as a result of the expiration of the statute of limitations and expected settlements of currently ongoing tax audits.
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
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties decreased by $0.1 million for the nine months ended September 30, 2013.
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
13. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of Sotheby's Board of Directors and management, transact with Sotheby's to buy and sell property at auction and through private sales. For the nine months ended September 30, 2013 and September 30, 2012, Sotheby’s recognized total Auction and Related Revenues of $3.7 million and $4.9 million, respectively, related to the sale and purchase of property by related parties. These revenues represent less than 1% of total revenues for those periods.
As of September 30, 2013, December 31, 2012, and September 30, 2012, Accounts Receivable (net) included $0.1 million, $3.9 million, and $0.1 million, respectively, associated with auction or private sale purchases made by related parties. These receivables represent less than 1% of Accounts Receivable (net) as of these dates. As of September 30, 2013, December 31, 2012, and September 30, 2012, Notes Receivable (net) included a $0.1 million Finance segment loan to an employee who is not an Executive Officer.
14. Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2013-02, which requires entities to disclose additional information regarding changes within its accumulated other comprehensive income, but does not change the manner in which entities account for items included in accumulated other comprehensive income. Sotheby's adopted ASU 2013-02 upon its effective date in the first quarter of 2013 (see Note 11).
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

24#

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires the presentation of unrecognized tax benefits in the financial statements as a reduction to a same-jurisdiction deferred tax asset for an NOL carryforward, a similar tax loss, or a tax carryforward except when (i) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard does not affect the recognition or measurement of uncertain tax positions. ASU 2013-11 is effective prospectively for public entities in fiscal years beginning after December 15, 2013. Sotheby's will adopt this standard for the quarter ending March 31, 2014. Management is currently assessing the potential impact of this standard on Sotheby's financial statements.

25#

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales (as defined below) represented 84% and 81% of total Net Auction Sales in 2012 and 2011, respectively. Accordingly, Sotheby's auction results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected a lower volume of auction activity when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the auction market business cycle.
Overview
For the three months ended September 30, 2013, loss before taxes improved $4.6 million (10%) due to an $11.3 million (77%) increase in private sale commission revenues and a $6.6 million (16%) increase in auction commission revenues, partially offset by an increase in operating expenses.
For the nine months ended September 30, 2013, Net Auction Sales increased $108.1 million (5%) to $2.4 billion and Private Sales increased $255.8 million (37%) to almost $1 billion, generating growth in both auction and private sale commission revenues. Despite the improved third quarter results and the year-to-date revenue growth, when compared to the first nine months of 2012, income before taxes decreased $13.7 million (22%) to $48.8 million principally due to the cost of strategic investments, as well as inflationary pressures across most expense categories. As discussed in more detail below, as part of its annual planning process, management is currently conducting a review of its cost structure with the goal of identifying opportunities for cost savings in 2014.
For the nine months ended September 30, 2013, net income decreased $2.9 million (7%) to $39.3 million and was significantly impacted by a net $6.8 million income tax benefit recognized in the second quarter of 2013. No similar income tax benefit was recorded in the prior year. (For additional details related to this income tax benefit, see the discussion below under "Income Tax (Benefit) Expense.")
Outlook
Management remains confident in the global art market. Fourth quarter Net Auction Sales to-date have been strong, particularly in Hong Kong where, in October, Sotheby’s established a new record for a series of sales, totaling approximately $455 million in Net Auction Sales, an 82% increase when compared to the same series in October 2012. Management believes that Sotheby’s is well-positioned in the Asian market due to its recent investments in this region. In addition, Sotheby's New York Net Auction Sales of Impressionist and Modern Art in early November totaled approximately $300 million, representing an increase of 71% when compared to the same sales series in November 2012. Management is also encouraged by the level and quality of consignments to be offered in Sotheby’s remaining fourth quarter auctions. (See statement on Forward Looking Statements.)
Although the global art market is strong, the competitive environment for high value consignments remains robust. However, the change in Sotheby’s buyer's premium rate structure enacted earlier in the year continues to mitigate the impact of the competitive environment on auction commission margins.
In response to inflationary pressures across the business, as part of its annual planning process, management is currently conducting a review of its cost structure with the goal of identifying opportunities for cost savings in 2014. In particular, management expects that direct costs as a percentage of Net Auction Sales will decrease in 2014 and that material savings can be achieved in areas of discretionary spending. Also, as discussed in more detail below under “Liquidity and Capital Resources,” on September 11, 2013, Sotheby's announced that its Board of Directors is conducting a thorough review of Sotheby's capital allocation and financial policies. In conducting these reviews, management remains mindful of the need to invest in the future of Sotheby's and its brand to strengthen its competitive position and improve upon the unique services it provides to clients. Management will announce the results of these reviews in early 2014. (See statement on Forward Looking Statements.)

26#

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
The table below presents a summary of Sotheby’s results of operations for the three and nine months ended September 30, 2013 and 2012, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2013	2012	$ Change	% Change
Revenues:
Auction and related revenues	$76,929	$59,711	$17,218	29%
Finance revenues	5,164	4,572	592	13%
Dealer revenues	23,491	1,815	21,676	*
License fee revenues	1,902	2,046	(144)	(7%)
Other revenues	378	317	61	19%
Total revenues	107,864	68,461	39,403	58%
Expenses	142,225	106,370	(35,855)	(34%)
Operating loss	(34,361)	(37,909)	3,548	9%
Net interest expense	(8,481)	(10,110)	1,629	16%
Other income	982	1,596	(614)	(38%)
Loss before taxes	(41,860)	(46,423)	4,563	10%
Equity in earnings of investees, net of taxes	31	17	14	82%
Income tax benefit	(11,698)	(13,841)	(2,143)	(15%)
Net loss	$(30,131)	$(32,565)	$2,434	7%
Statistical Metrics:
Aggregate Auction Sales (a)	$274,538	$230,930	$43,608	19%
Net Auction Sales (b)	$228,587	$192,874	$35,713	19%
Items sold at auction with a hammer (sale) price greater than $1 million	26	23	3	13%
Total hammer (sale) price of items sold at auction with a price greater than $1 million	$76,641	$57,369	$19,272	34%
Auction Commission Margin (c)	21.3%	21.8%	N/A	(2%)
Private Sales (d)	$390,365	$181,792	$208,573	*
Consolidated Sales (e)	$688,394	$414,537	$273,857	66%
Average Loan Portfolio (f)	$433,600	$343,639	$89,961	26%
Net Liquidity (g)	$367,702	$616,747	$(249,045)	(40%)

27#

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2013	2012	$ Change	% Change
Revenues:
Auction and related revenues	$466,047	$447,272	$18,775	4%
Finance revenues	15,658	12,727	2,931	23%
Dealer revenues	26,696	11,887	14,809	*
License fee revenues	5,178	4,539	639	14%
Other revenues	898	944	(46)	(5%)
Total revenues	514,477	477,369	37,108	8%
Expenses	436,837	387,599	(49,238)	(13%)
Operating income	77,640	89,770	(12,130)	(14%)
Net interest expense	(31,306)	(29,580)	(1,726)	(6%)
Other income	2,513	2,391	122	5%
Income before taxes	48,847	62,581	(13,734)	(22%)
Equity in earnings of investees, net of taxes	19	194	(175)	(90%)
Income tax expense	9,613	20,574	10,961	53%
Net income	$39,253	$42,201	$(2,948)	(7%)
Statistical Metrics:
Aggregate Auction Sales (a)	$2,848,309	$2,699,564	$148,745	6%
Net Auction Sales (b)	$2,406,060	$2,297,956	$108,104	5%
Items sold at auction with a hammer (sale) price greater than $1 million	345	352	(7)	(2%)
Total hammer (sale) price of items sold at auction with a price greater than $1 million	1,328,199	1,293,271	$34,928	3%
Auction Commission Margin (c)	16.2%	16.3%	N/A	(1%)
Private Sales (d)	$951,197	$695,436	$255,761	37%
Consolidated Sales (e)	$3,826,202	$3,406,887	$419,315	12%
Average Loan Portfolio (f)	$421,351	$308,485	$112,866	37%
Net Liquidity (g)	$367,702	$616,747	$(249,045)	(40%)

Legend:
*	Represents a change in excess of 100%.
(a)	Represents the hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales, and Dealer revenues.
(f)	Represents the average loan portfolio of Sotheby's Finance segment.
(g)	See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.

28#

Revenues
For the three and nine months ended September 30, 2013 and 2012, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2013	2012	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$48,581	$41,955	$6,626	16%
Private sale commission revenues	25,979	14,645	11,334	77%
Principal activities	(921)	(457)	(464)	*
Other auction and related revenues**	3,290	3,568	(278)	(8%)
Total auction and related revenues	76,929	59,711	17,218	29%
Other revenues:
Finance revenues	5,164	4,572	592	13%
Dealer revenues	23,491	1,815	21,676	*
License fee revenues	1,902	2,046	(144)	(7%)
Other	378	317	61	19%
Total other revenues	30,935	8,750	22,185	*
Total revenues	$107,864	$68,461	$39,403	58%

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2013	2012	$ Change	% Change
Auction and related revenues:
Auction commission revenues	$390,836	$375,116	$15,720	4%
Private sale commission revenues	65,621	56,110	9,511	17%
Principal activities	(1,435)	527	(1,962)	*
Other auction and related revenues**	11,025	15,519	(4,494)	(29%)
Total auction and related revenues	466,047	447,272	18,775	4%
Other revenues:
Finance revenues	15,658	12,727	2,931	23%
Dealer revenues	26,696	11,887	14,809	*
License fee revenues	5,178	4,539	639	14%
Other	898	944	(46)	(5%)
Total other revenues	48,430	30,097	18,333	61%
Total revenues	$514,477	$477,369	$37,108	8%

*	Represents a change in excess of 100%.
**
Principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and other services, catalogue subscription revenues, and advertising revenues.

Auction and Related Revenues
For the three and nine months ended September 30, 2013, auction and related revenues increased $17.2 million (29%) and $18.8 million (4%), respectively. See below for a detailed discussion of the significant factors impacting the comparison of auction and related revenues between the current and prior periods, including a change to Sotheby's buyer's premium rate structure that became effective on March 15, 2013.

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
For the three months ended September 30, 2013, auction commission revenues improved $6.6 million (16%) due to a 19% increase in Net Auction Sales, marginally offset by a slight decrease in Auction Commission Margin from 21.8% to 21.3%. For the nine months ended September 30, 2013, auction commission revenues improved $15.7 million (4%) due to a 5% increase in Net Auction Sales in combination with a stabilization of Auction Commission Margin when compared to the prior year. See "Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these statistical metrics, as well as a discussion of a change to Sotheby's buyer's premium rate structure that became effective on March 15, 2013.
Net Auction Sales—For the three months ended September 30, 2013, Net Auction Sales increased $35.7 million (19%) primarily due to increases in the level of recurring various-owner sales in several collecting categories, including Asian Art ($10 million) and Jewelry ($9 million), as well as the timing of the Modern British Pictures sale which added $10 million to the third quarter's results after being held in the second quarter in 2012.
For the nine months ended September 30, 2013, Net Auction Sales increased $108.1 million (5%) primarily due to a $100 million (8%) improvement in sales of Impressionist, Modern, and Contemporary Art resulting from an increase in the number of objects sold at auction partially offset by a lower average hammer price. Also impacting the comparison to the prior year is a $62 million (41%) increase in single-owner sales from other collecting categories, partially offset by decreases in the level of recurring various-owner sales of Asian Art ($12 million), Wine ($12 million), African and Oceanic ($10 million), Jewelry ($10 million), and Old Masters Paintings and Drawings ($8 million).
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, the Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin.
Auction Commission Margin may be adversely impacted by arrangements whereby Sotheby's buyer's premium is shared with a consignor in order to secure a high-value consignment. Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, all or a portion of Sotheby's buyer's premium is used to reduce the principal loss on the transaction. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information on Sotheby's use of auction guarantees.)
In order to enhance revenue and strengthen Auction Commission Margin, Sotheby's enacted a change to its buyer's premium rate structure that became effective on March 15, 2013. In salesrooms in the U.S., the buyer's premium is now 25% of the hammer (sale) price on the first $100,000, 20% of the hammer (sale) price above $100,000 up to and including $2,000,000 and 12% of any remaining amount over $2,000,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds have been translated into an equivalent fixed local currency amount. Prior to March 15, 2013, in U.S. salesrooms, the buyer's premium rate structure was 25% of the first $50,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $50,000 up to and including $1 million; and 12% on any remaining amount over $1 million.
For the three months ended September 30, 2013, Auction Commission Margin declined slightly from 21.8% to 21.3% principally due to sales mix, as well as competitive pressures which resulted in a higher level of buyer's premium shared with consignors. These factors are largely offset by the buyer's premium rate change that became effective on March 15, 2013, which contributed an additional $2.3 million in auction commission revenues.
For the nine months ended September 30, 2013, Auction Commission Margin remained relatively stable, with a slight decrease from 16.3% to 16.2%. For sales occurring subsequent to March 14, 2013, the buyer's premium rate change contributed an additional $23 million in auction commission revenues. However, the results for the full nine-month period were adversely impacted by competitive pressures which resulted in a higher level of buyer's premium shared with consignors and with counterparties to auction guarantee risk and reward sharing arrangements, as well as a lower level of seller's commissions.

30#

Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby’s acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Private sale commissions can vary from period to period, due in part to the timing of when sale transactions are initiated and completed. For the three and nine months ended September 30, 2013, private sale commission revenues increased $11.3 million (77%) and $9.5 million (17%), respectively, due to a substantial increase in third quarter activity as a result of the closing of a few large transactions.
Principal Activities—Principal activities mainly consist of gains and losses related to auction guarantees including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) subsequent writedowns to the carrying value of guaranteed property that initially failed to sell at auction, and (iii) subsequent recoveries and losses on the sale of guaranteed property that initially failed to sell at auction. Principal activities also include gains and losses related to works of art obtained incidental to the auction process primarily as a result of purchaser defaults in situations when Sotheby's has paid the consignor before collecting from the purchaser. For the nine months ended September 30, 2013, principal activities decreased approximately $2 million primarily due to overage earned from guaranteed property sold in the prior period, as well as a higher level of Auction segment inventory writedowns.
Other Auction and Related Revenues—Other auction and related revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and other services, catalogue subscription revenues, and advertising revenues. For the nine months ended September 30, 2013, other auction and related revenues decreased $4.5 million (29%) due in part to lower fees earned on sales brokered by third parties and a lower level of revenues earned from other services.
Finance Revenues
For the three and nine months ended September 30, 2013, Finance revenues increased $0.6 million (13%) and $2.9 million (23%), respectively, principally due to a $112.9 million (37%) increase in the year-to-date average loan portfolio balance, partially offset by a higher proportion of non-interest bearing consignor advances outstanding during the periods and a slight decrease in LIBOR, which is the base rate for interest-bearing loans. The growth in the loan portfolio occurred steadily throughout 2012 and is attributable to a number of factors such as increased client demand for art-related financing, the improved global reach of Sotheby's art-financing activities, and an increase in term loans made to refinance clients' auction and private sale purchases. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Finance segment loans.)
(Note: For the purposes of Management’s Discussion and Analysis, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Auction segment, which are eliminated in consolidation. See Note 4 of Notes to Condensed Consolidated Financial Statements.)

31#

Dealer Revenues and Cost of Sales
Dealer revenues principally include revenues earned from the sale of Noortman Master Paintings ("NMP") inventory and other artworks purchased for resale. To a lesser extent, Dealer revenues also include retail wine sales and commissions earned by NMP from the brokering of private art sales. Dealer cost of sales includes the net book value of items sold during the period and any writedowns to the carrying value of Dealer inventory.
The table below summarizes Dealer revenues, cost of sales, and gross profit for the three and nine months ended September 30, 2013 and 2012 (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2013	2012	$ Change	% Change
Dealer revenues	$23,491	$1,815	$21,676	*
Dealer cost of sales	(22,417)	(2,553)	(19,864)	*
Dealer gross profit (loss)	$1,074	$(738)	$1,812	*

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2013	2012	$ Change	% Change
Dealer revenues	$26,696	$11,887	$14,809	*
Dealer cost of sales	(27,115)	(11,624)	(15,491)	*
Dealer gross (loss) profit	$(419)	$263	$(682)	*
* Represents a change in excess of 100%.
Dealer results for the three months ended September 30, 2013 reflect a series of profitable sales in the period, including the sale of the most significant item in NMP's inventory resulting in a gross profit of $1.6 million. However, for the nine months ended September 30, 2013, Dealer results are adversely impacted by a $2.4 million increase in inventory writedowns resulting from $4.4 million in current year writedowns related to NMP, of which $1.9 million were recorded in the third quarter.
In recent years, NMP’s results have been adversely impacted by shifts in the collecting tastes of its clients and has faced increased challenges in sourcing and successfully selling categories of Old Master Paintings that traditionally formed the heart of its business. In the third quarter of 2011, management initiated a plan to restructure NMP’s business and sales strategy, but those efforts were not successful in reversing this trend. As a result, management has elected to close NMP’s remaining office in London effective December 31, 2013. Management is currently assessing its sale plans for NMP’s remaining inventory.

32#

Expenses
For the three and nine months ended September 30, 2013 and 2012, expenses consisted of the following (in thousands of dollars):

	2013		2012		Favorable / (Unfavorable)
Three Months Ended September 30,	$	% of total	$	% of total	$ Change	% Change
Direct costs of services	$7,279	5%	$4,225	4%	$(3,054)	(72%)
Dealer cost of sales	22,417	16%	2,553	2%	(19,864)	*
Marketing expenses	5,057	4%	3,500	3%	(1,557)	(44%)
Salaries and related costs	61,971	44%	53,447	50%	(8,524)	(16%)
General and administrative expenses	40,576	28%	37,980	37%	(2,596)	(7%)
Depreciation and amortization expense	4,925	3%	4,690	4%	(235)	(5%)
Restructuring charges, net	—	—%	(25)	—%	(25)	*
Total expenses	$142,225		$106,370		$(35,855)	(34%)

	2013		2012		Favorable / (Unfavorable)
Nine Months Ended September 30,	$	% of total	$	% of total	$ Change	% Change
Direct costs of services	46,988	11%	38,924	10%	$(8,064)	(21%)
Dealer cost of sales	27,115	6%	11,624	3%	(15,491)	*
Marketing expenses	15,603	4%	12,508	3%	(3,095)	(25%)
Salaries and related costs	203,931	47%	194,549	50%	(9,382)	(5%)
General and administrative expenses	128,958	29%	116,753	31%	(12,205)	(10%)
Depreciation and amortization expense	14,242	3%	13,244	3%	(998)	(8%)
Restructuring charges, net	—	—%	(3)	—%	(3)	*
Total expenses	$436,837		$387,599		$(49,238)	(13%)
For the three and nine months ended September 30, 2013, total expenses increased $35.9 million (34%) to $142.2 million and $49.2 million (13%) to $436.8 million, respectively, in large part due to Dealer segment costs of sales attributable to transactions completed in the current periods. Excluding Dealer segment cost of sales, total expenses increased $16 million (15%) to $119.8 million and $33.7 million (9%) to $409.7 million for the three and nine months ended September 30, 2013, respectively. These increases are largely due to an increase in the volume and the composition of Sotheby’s auction and private sales, costs associated with Sotheby’s multi-year strategic initiatives, and inflationary pressures across most expense categories. (See the captioned sections below for a detailed discussion of the significant factors impacting the comparison of each expense category between the current and prior periods. Also, see “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.)
In response to inflationary pressures across the business, as part of its annual planning process, management is currently conducting a review of its cost structure with the goal of identifying opportunities for savings in 2014. In particular, management expects that direct costs as a percentage of Net Auction Sales will decrease in 2014 and that material savings can be achieved in areas of discretionary spending. In conducting this review, management remains mindful of the need to invest in the future of Sotheby's and its brand to strengthen its competitive position and improve upon the unique services it provides to clients. Management will announce the results of this review in early 2014. (See statement on Forward Looking Statements.)

33#

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
For the three months ended September 30, 2013, direct costs of services increased $3.1 million (72%) primarily due to a $2 million increase in private sale related expenses attributable to the significant increase in volume and the composition of Sotheby's private sales in the period, as well as higher debit and credit card processing fees. For the nine months ended September 30, 2013, direct costs of services increased $8.1 million (21%), primarily reflecting the level and composition of Sotheby's auction sales in the current period.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of costs associated with corporate marketing activities and client service initiatives, as well as strategic sponsorships of and charitable donations to cultural institutions. For the three and nine months ended September 30, 2013, marketing expenses increased $1.6 million (44%) and $3.1 million (25%), respectively, primarily due to an increase in sponsorships of museums and other cultural institutions, as well as additional brand promotion activities.

34#

Salaries and Related Costs
For the three and nine months ended September 30, 2013 and 2012, salaries and related costs consisted of the following (in thousands of dollars ):

			Favorable / (Unfavorable)
Three Months Ended September 30,	2013	2012	$ Change	% Change
Full-time salaries	$34,916	$32,849	$(2,067)	(6%)
Incentive compensation expense	3,846	3,258	(588)	(18%)
Share-based payment expense	6,249	4,256	(1,993)	(47%)
Payroll taxes	3,942	3,550	(392)	(11%)
Employee benefits	8,755	6,115	(2,640)	(43%)
Labor union severance costs	—	250	250	100%
Other compensation expense*	4,263	3,169	(1,094)	(35%)
Total salaries and related costs	$61,971	$53,447	$(8,524)	(16%)
			Favorable / (Unfavorable)
Nine Months Ended September 30,	2013	2012	$ Change	% Change
Full-time salaries	$105,265	$98,603	$(6,662)	(7%)
Incentive compensation expense	31,165	34,237	3,072	9%
Share-based payment expense	15,919	13,333	(2,586)	(19%)
Payroll taxes	15,986	14,968	(1,018)	(7%)
Employee benefits	22,220	17,966	(4,254)	(24%)
Labor union severance costs	—	4,375	4,375	100%
Other compensation expense*	13,376	11,067	(2,309)	(21%)
Total salaries and related costs	$203,931	$194,549	$(9,382)	(5%)

* Principally includes expense related to the cost of temporary labor and overtime, as well as certain retention-based, new-hire and other employment arrangements.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior periods.
Full-Time Salaries—For the three and nine months ended September 30, 2013, full-time salaries increased $2.1 million (6%) and $6.7 million (7%), respectively, due in part to strategic headcount and salary increases in Asia in support of the growth of Sotheby's Hong Kong operations and the development of mainland China initiatives.
Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's annual incentive compensation program. The amount of incentive compensation awarded under this program is largely dependent upon the level of Sotheby's earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby's full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for brokering certain eligible private sale transactions. For the three months ended September 30, 2013, the increase in accrued incentive compensation expense is attributable to higher private sale incentive costs associated with the significant improvement in private sale commission revenues in the period. For the nine months ended September 30, 2013, the decrease in accrued incentive compensation expense is principally due to a lower level of earnings, as measured by EBITDA, relative to the prior period.

35#

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
For the three and nine months ended September 30, 2013, share-based payment expense increased $2 million (47%) and $2.6 million (19%), respectively, reflecting management's quarterly assessment of the likelihood that performance-based equity compensation awards will vest. (See Note 10 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
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
For the three and nine months ended September 30, 2013, employee benefit costs increased $2.6 million (43%) and $4.3 million (24%), respectively, due in part to higher employee severance costs which contributed $1.4 million and $1.2 million, respectively, to the overall increase. The higher level of employee benefit costs is also due to the headcount and salary increases discussed previously, as well as a lower net credit associated with the U.K. Pension Plan primarily resulting from the amortization of prior year actuarial losses (see Note 7 of Notes to Condensed Consolidated Financial Statements). For the year ending December 31, 2013, the net pension credit related to the U.K. Pension Plan is expected to be approximately $1.2 million, representing a decrease of approximately $1.6 million when compared to 2012. (See statement on Forward Looking Statements.)
Labor Union Severance Costs—On May 31, 2012, Sotheby's and the union representing its property handlers agreed to a new collective bargaining agreement. In conjunction with the new collective bargaining agreement, Sotheby's offered severance benefits to the union members in exchange for the voluntary termination of their employment. The voluntary severance offer resulted in a charge of $4.4 million recognized in 2012, of which $0.3 million was recognized in the third quarter. Management expects to recover a substantial portion of the total severance costs over the succeeding three years as a result of cost savings associated with the new labor agreement. (See statement on Forward Looking Statements.)
Other Compensation Expense—Other compensation expense typically includes the cost of temporary labor and overtime, as well as expense related to certain retention-based, new-hire and other employment arrangements. For the three and nine months ended September 30, 2013, other compensation expense increased $1.1 million (35%) and $2.3 million (21%), respectively, primarily due to a higher level of expense associated with such employment arrangements.

36#

General and Administrative Expenses
For the three and nine months ended September 30, 2013 and 2012, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended September 30,	2013	2012	$ Change	% Change
Professional fees	$14,494	$13,964	$(530)	(4%)
Facilities-related expenses	12,330	11,055	(1,275)	(12%)
Travel & entertainment	6,356	5,745	(611)	(11%)
Telecommunication and technology	2,150	2,363	213	9%
Insurance	1,566	1,550	(16)	(1%)
Other indirect expenses*	3,680	3,303	(377)	(11%)
Total general and administrative expenses	$40,576	$37,980	$(2,596)	(7%)
			Favorable / (Unfavorable)
Nine Months Ended September 30,	2013	2012	$ Change	% Change
Professional fees	$46,832	$40,915	$(5,917)	(14%)
Facilities-related expenses	35,144	34,012	(1,132)	(3%)
Travel & entertainment	21,739	19,911	(1,828)	(9%)
Telecommunication and technology	6,588	7,389	801	11%
Insurance	4,624	4,441	(183)	(4%)
Other indirect expenses*	14,031	10,085	(3,946)	(39%)
Total general and administrative expenses	$128,958	$116,753	$(12,205)	(10%)
* Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of general and administrative expenses between the current and prior periods.
Professional fees—Professional fees principally include legal, audit and other compliance-related fees, Board of Director fees, and business consulting costs, as well as the costs associated with certain outsourced functions. For the three and nine months ended September 30, 2013, professional fees increased $0.5 million (4%) and $5.9 million (14%), respectively, largely due to a higher level of technology and other business consulting costs incurred in support of Sotheby's multi-year client service and business growth initiatives, including the enhancement of Sotheby's digital media offerings and the furtherance of Sotheby's business in China and other emerging markets.
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. For the three and nine months ended September 30, 2013, facilities-related expenses increased $1.3 million (12%) and $1.1 million (3%), respectively, primarily as a result of a higher level of rent and maintenance costs in London attributable in part to rent expense for S|2, Sotheby's new dedicated private sale exhibition gallery, as well as higher maintenance costs related to Sotheby's 1334 York Avenue headquarters in New York, where several significant repairs were necessary in the current year. The year-to-date increase in facilities-related expenses is partially offset by a $1.2 million decrease in security costs, as the prior year included $1 million in security costs incurred in order to minimize the business disruption associated with the lockout of Sotheby's unionized property handlers in New York, which ended on May 31, 2012.
Travel and entertainment—Travel and entertainment includes costs related to business travel by Sotheby's staff and client entertainment. For the three and nine months ended September 30, 2013, increases of $0.6 million (11%) and $1.8 million (9%), respectively, in travel and entertainment costs are primarily due to increased travel in pursuit of high-value consignments and in support of Sotheby's strategic initiatives.

37#

Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs. For the three and nine months ended September 30, 2013, other indirect expenses increased $0.4 million (11%) and $3.9 million (39%), respectively, primarily due to a higher level of client goodwill gestures and claims, including a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013 (see Note 9 of Notes to Condensed Consolidated Financial Statements). The comparison to the prior period is also unfavorably impacted by a $1.2 million benefit recorded in the third quarter of 2012 to reverse a portion of Sotheby's liability for sales, use, and other indirect tax contingencies, for which there was no comparable benefit in the current year.
Net Interest Expense
For the three months ended September 30, 2013, net interest expense decreased $1.6 million (16%) as a result of the repayment of Sotheby's 3.125% Convertible Notes (the "Convertible Notes") upon their maturity in June 2013, partially offset by incremental interest expense associated with the September 2012 issuance of $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes").
For the nine months ended September 30, 2013, net interest expense increased $1.7 million (6%) primarily due to incremental interest expense resulting from the issuance of the 2022 Senior Notes, partially offset by the impact of repaying the Convertible Notes. Also impacting the comparison of net interest expense to the prior period is $1 million of interest income recognized in the second quarter of 2013 upon the collection of a previously delinquent client account.
With the repayment of the Convertible Notes, Sotheby's expects to achieve annualized interest expense savings of approximately $4.7 million due to the lower interest rate on the 2022 Senior Notes (5.25%) when compared to the weighted average effective interest rate on the 2015 Senior Notes and the Convertible Notes (7.83%), partially offset by higher long-term debt levels. (See Note 6 of Notes to Condensed Consolidated Financial Statements, "Liquidity and Capital Resources," and statement on Forward Looking Statements.)
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

38#

The table below summarizes Sotheby’s income tax (benefit)/expense and effective tax rate for the three and nine months ended September 30, 2013 and 2012, including the impact of discrete items (in thousands of dollars):

Three Months Ended September 30,	2013	2012
Loss before taxes	$(41,860)	$(46,423)
Income tax benefit	$(11,698)	$(13,841)
Effective tax rate	27.9%	29.8%
Nine Months Ended September 30,	2013	2012
Income before taxes	$48,847	$62,581
Income tax expense	$9,613	$20,574
Effective tax rate	19.7%	32.9%
The decrease in Sotheby’s effective income tax benefit rate for the three months ended September 30, 2013, when compared to the prior period, is primarily due to a change in the jurisdictional mix of pre-tax income. The decrease in Sotheby's effective income tax expense rate for the nine months ended September 30, 2013, when compared to the prior period, is primarily due to a $6.8 million income tax benefit recorded as a discrete item in the second quarter of 2013, net of a related liability recognized for uncertain tax benefits (see Note 12 of Notes to Condensed Consolidated Financial Statements). This tax benefit relates to a deduction Sotheby’s intends to claim on its 2013 U.S. federal income tax return as a result of a loss incurred on the tax basis of a foreign subsidiary. (See "Critical Accounting Estimates" in Sotheby's most recently filed Form 10-K).
American Taxpayer Relief Act of 2012—The American Taxpayer Relief Act of 2012 (the “U.S. Act”) was enacted on January 2, 2013. The U.S. Act, among other things, reinstated, retroactive to January 1, 2012, certain expired tax provisions relating to the U.S. tax treatment of deemed income earned by foreign subsidiaries. The change in tax law, including the retroactive effect, did not have a material impact on Sotheby's results for the three and nine months ended September 30, 2013, and is not expected to have a material impact on Sotheby's 2013 full year results.
U.K. Finance Act 2013—The U.K. Finance Act 2013 (the “U.K. Act”) was enacted on July 17, 2013. The U.K. Act, among other things, reduced the U.K. statutory income tax rate from 23% to 21%, effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. This legislation is not expected to have a material impact on Sotheby's 2013 results.
FINANCIAL CONDITION AS OF SEPTEMBER 30, 2013
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2013, total cash and cash equivalents decreased $285.2 million to $483.2 million primarily due to the factors discussed below.
Net Cash Used by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly accounting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to auction and private sale buyers and the level of such extended payment terms can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the quarterly balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a period is also a function of its net income (loss), the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related amounts.
Net cash used by operating activities was $54.5 million for the nine months ended September 30, 2013 and is principally attributable to net cash outflows of $75.1 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow was influenced, in part, by the payment of net sales proceeds to certain consignors for property sold in Sotheby's second quarter sales in New York in advance of collecting from the buyer. Also contributing to the cash outflows from operating activities is the funding of income and value-added tax payments. The impact of these net cash outflows is partially offset by Sotheby's net income for the period of $39.3 million.

39#

Net Cash Used by Investing Activities—Net cash used by investing activities of $37.6 million for the nine months ended September 30, 2013 was principally attributable to a $47.2 million net increase in client loans, reflecting the continued growth of Sotheby's art lending activities. Also contributing to the net cash outflows from investing activities are capital expenditures of $17.2 million, which include investments in Sotheby's new S|2 private sale gallery in London and expenditures to enhance its auction premises in Paris. These net cash outflows are partially offset by a $25.9 million decrease in restricted cash as a result of net auction proceeds paid to consignors during the period in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts.
Net Cash Used by Financing Activities—Net cash used by financing activities of $194.6 million for the nine months ended September 30, 2013 reflects the settlement of the Convertible Notes and Convertible Note Hedges in the second quarter, resulting in a net cash outflow of $181.9 million (see Note 6 of Notes to Condensed Consolidated Financial Statements). To a much lesser extent, the net cash used by financing activities is the result of the funding of employee tax obligations related to share-based payments ($11.4 million) and the funding of dividend payments ($6.8 million), partially offset by proceeds received from the exercise of employee stock options ($4 million) and excess tax benefits associated with share-based payments ($3.5 million).
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
As of September 30, 2013, December 31, 2012, and September 30, 2012, Net Liquidity was as follows (in thousands of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
Cash and cash equivalents	$483,185	$768,347	$585,772
Add: Restricted cash	6,814	31,974	5,132
Add: Accounts receivable, net	249,348	597,487	441,325
Subtract: Due to consignors	(225,436)	(599,614)	(264,570)
Subtract: Accounts payable and other accrued liabilities	(146,209)	(183,776)	(150,912)
Net Liquidity	$367,702	$614,418	$616,747
See "Financial Condition" for a discussion of the significant factors contributing to the decrease in Net Liquidity during the first nine months of 2013, which was primarily due to the retirement of $182 million in convertible debt in June 2013.

40#

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of September 30, 2013 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
York Property Mortgage (1)
Principal payments	$224,939	$3,581	$221,358	$—	$—
Interest payments	22,584	12,423	10,161	—	—
Sub-total	247,523	16,004	231,519	—	—
2022 Senior Notes (1)
Principal payments	300,000	—	—	—	300,000
Interest payments	149,625	15,750	31,500	31,500	70,875
Sub-total	449,625	15,750	31,500	31,500	370,875

Other commitments:
Operating lease obligations (2)	105,356	17,345	29,816	18,798	39,397
Employment arrangements (3)	13,974	8,058	5,364	552	—
Auction guarantees (4)	96,164	96,164	—	—	—
Unfunded loan commitments (5)	27,811	27,811	—	—	—
Uncertain tax positions (6)	—	—	—	—	—
Sub-total	243,305	149,378	35,180	19,350	39,397
Total	$940,453	$181,132	$298,199	$50,850	$410,272

(1)	See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage and the 2022 Senior Notes.

(2)	These amounts represent the undiscounted future minimum rental commitments under non-cancellable operating leases.

(3)
These amounts represent the remaining commitment for future salaries and other cash compensation, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, related to employment arrangements with certain senior employees. (See Note 8 of Notes to Condensed Consolidated Financial Statements.)

(4)
Represents the amount of auction guarantees outstanding ($167 million) net of amounts advanced ($70.8 million) as of September 30, 2013. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)

(5)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(6)
Excludes the $28 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the September 30, 2013 Condensed Consolidated Balance Sheet. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 12 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments, (ii) Note 8 of Notes to Condensed Consolidated Financial Statements, which discusses a guarantee of collection arrangement, and (iii) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.

41#

CONTINGENCIES
For information related to contingencies see: (i) Note 8 of Notes to Condensed Consolidated Financial Statements, which discusses legal and indirect tax contingencies, (ii) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 12 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 12 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—Sotheby's continues to have significant cash balances and strong liquidity. In the second half of 2012, Sotheby's further improved its short and long-term liquidity by issuing $300 million of 5.25% senior notes, due October 2022, and by amending its credit agreement to provide an extended maturity date, increased borrowing capacity, and greater operating flexibility. The proceeds from the issuance of the 5.25% senior notes were principally used to retire $262 million of unsecured debt, including $182 million of convertible debt upon maturity in June 2013.
As discussed in more detail below, on September 11, 2013, Sotheby's announced that its Board of Directors is conducting a thorough review of Sotheby's capital allocation and financial policies to evaluate potential return of capital strategies, including common stock repurchases and/or an increase in dividends, while balancing the need to invest in the future of Sotheby's and its brand to strengthen its competitive position and improve upon the unique services it provides to clients. The results of this review are expected to be presented to investors in early 2014. (See statement on Forward Looking Statements.)
Cash and Cash Equivalents—As of September 30, 2013, Sotheby’s had global cash and cash equivalents of approximately $483.2 million, of which $62.5 million was held in the U.S. and $420.7 million was held by foreign subsidiaries. The current focus of Sotheby’s investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are invested in the highest rated overnight deposits.
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
The A&R Credit Agreement provides for a $300 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit of $100 million for borrowings in the U.K. and Hong Kong, and has a feature whereby any time until June 19, 2017, Sotheby's may request, subject to Lenders' approval, to increase the borrowing capacity by an amount not to exceed $50 million. The amount of borrowings available under the Revolving Credit Facility is limited by a borrowing base which is determined with reference to the levels of Sotheby's loan portfolio, art inventory balances, and Net Tangible Assets. In addition, up to $20 million of the borrowing capacity of the Revolving Credit Facility may be used to issue letters of credit. As of September 30, 2013, no Revolving Credit Facility borrowings were outstanding and the amount of borrowings available under the Revolving Credit Facility was approximately $300 million, as calculated under the borrowing base. Sotheby's has not borrowed or issued any letters of credit under the Revolving Credit Facility since its inception.
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

42#

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
The A&R Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2013.
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
As of September 30, 2013, Sotheby’s had global cash and cash equivalents of approximately $483.2 million, of which $62.5 million was held in the U.S. and $420.7 million was held by foreign subsidiaries. Of the $420.7 million in foreign cash balances, approximately $361.7 million would be subject to additional income taxes if repatriated. Based on current projections and management’s planned use of foreign cash balances, it is expected that this $361.7 million in foreign cash will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or commitments. Management continually evaluates its assertions regarding the indefinite reinvestment of certain foreign cash balances. If circumstances were to change and cause management to change its assertion with respect to indefinitely reinvested foreign cash balances, Sotheby's would incur additional income tax expense. (See statement on Forward Looking Statements.)
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures, the funding of potential investments in principal and/or Dealer segment activities, and the payment of dividends, as well as the funding of the other short-term commitments due on or before September 30, 2014, as summarized in the table of contractual obligations and commitments above. Capital expenditures are expected to be in the range of $23 million to $26 million for the year ending December 31, 2013. (See statement on Forward Looking Statements.)
Dividends of $0.10 per share for the first and second quarter of 2013 were declared by the Board of Directors and paid in the fourth quarter of 2012. On August 6, 2013, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.8 million) that was paid on September 16, 2013. On November 11, 2013, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) to shareholders of record as of December 2, 2013 to be paid on December 16, 2013.
The declaration and payment of future cash dividends to shareholders remains at the discretion of Sotheby’s Board of Directors and is dependent upon many factors, including Sotheby’s financial condition, cash flows (in particular, its U.S. liquidity), legal requirements, and other factors as the Board of Directors deems relevant. It is the intention of Sotheby’s to continue to pay quarterly dividends at a rate of $0.10 per share, subject to approval by the Board of Directors and depending on economic, financial, market and other conditions at the time. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of notes receivable and consignor advances, the funding of capital expenditures, the funding of potential investments in principal and/or Dealer segment activities, possible future expenditures related to emerging international markets such as China, and the payment of dividends, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above.
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

43#

Sotheby's continues to have significant cash balances and strong liquidity, which will continue to provide Sotheby's flexibility in funding potential future operational and capital needs, including potential further domestic and international growth of the Finance segment loan portfolio, potential investments in principal and/or Dealer segment activities, and possible future expenditures related to emerging international markets such as China. As announced on September 11, 2013, the Board of Directors is conducting a thorough review of Sotheby's capital allocation and financial policies to evaluate potential return of capital strategies, including common stock repurchases and/or an increase in dividends, while balancing the need to invest in the future of Sotheby's and its brand to strengthen its competitive position and improve upon the unique services it provides to clients. This assessment will also take into account some key considerations including, but not limited to, the potential use of incremental debt to fund Sotheby's business segments, Sotheby's credit rating, ongoing funding requirements for certain strategic initiatives both announced and contemplated, the value of Sotheby's real estate properties and its unique premises requirements, and the potential tax implications of any of the actions being considered. The results of this review are expected to be presented to investors in early 2014. (See statement on Forward Looking Statements.)
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.
PREMISES UPDATE
Management believes Sotheby's worldwide premises are adequate for the current conduct of its business. However, management continually assesses Sotheby's worldwide premises, in particular, the real estate it owns in New York and London, for its current and future business needs as part of its ongoing efforts to manage infrastructure and enhance long-term shareholder value.
In May 2013, Sotheby's engaged real estate advisors to assist management in assessing the value of its headquarters building at 1334 York Avenue in New York (the "York Property") and in evaluating available alternatives within the New York City real estate market. While there are no current plans to relocate from the York Property, this is an ongoing, complex process, and management will consider a variety of alternatives. Any transaction regarding the York Property has to deliver substantial post-mortgage value, and any sale of the York Property must provide funds for attractive purpose-built new premises that meets Sotheby's unique requirements. Therefore, any future action relative to the York Property will only be taken after fully assessing all financial costs, including any potential lease costs and associated leverage, as well as operational challenges, and concluding that the incremental benefit will be meaningful and lasting, especially in consideration of the cyclical nature of Sotheby's business. Management has also recently engaged real estate advisors to assist in assessing the value of Sotheby's London premises.
STRATEGIC INITIATIVES IN CHINA
In September 2012, Sotheby's entered into a 10-year equity joint venture agreement with Beijing GeHua Art Company (“GeHua”) to form Sotheby's Beijing Auction Co., Ltd. (“Sotheby's Beijing”). Sotheby's made its initial investment in Sotheby's Beijing of approximately $1.2 million (representing an 80% ownership interest) in the first quarter of 2013 and GeHua invested approximately $0.3 million (representing a 20% ownership interest) concurrent with Sotheby's initial investment. Between November 28, 2013 and December 1, 2013, Sotheby's Beijing will host a series of arts events that will include three selling exhibitions covering various collecting categories and culminate with an auction of Modern and Contemporary Art. The pre-sale estimates for the property being offered at this auction are currently $20 million to $27 million.
In addition, Sotheby’s is in exclusive discussions with The European Fine Art Foundation ("TEFAF"), which has managed the world’s leading art fair at Maastricht in the Netherlands for 27 years, to explore the possibilities of developing a high-end art fair in Beijing using Sotheby's Beijing as a platform. Sotheby’s Beijing and TEFAF have entered into a non-binding Memorandum of Understanding that broadly outlines plans and assigns responsibilities for a possible 2014 fair to be named TEFAF Beijing. The parties are continuing to negotiate the details of any collaboration with a view towards concluding a formal binding agreement early next year. Any such agreement remains uncertain at this time.
Sotheby's Beijing provides a platform for art-related auctions and private selling exhibitions of non-cultural relics, traveling exhibitions, and educational activities. Management believes that Sotheby's Beijing will strategically enhance Sotheby's long-term presence in mainland China and allow it to capitalize on the opportunities presented by the Chinese art market, which Sotheby's currently serves through its existing operations in Hong Kong.

44#

Sotheby's is also currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise ("FICE") in order to establish a wholly-owned subsidiary, through which Sotheby's would operate independently in China in the same or similar businesses conducted by the Sotheby's Beijing other than auctions.
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
USE OF NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In MD&A, Sotheby’s presents Net Liquidity and total expenses excluding Dealer cost of sales, which are supplemental financial measures that are not required by or presented in accordance with GAAP.
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
Total expenses excluding Dealer cost of sales is used by management to analyze Sotheby’s cost structure in reporting periods when Dealer cost of sales is significant. Total expenses excluding Dealer cost of sales should not be considered an alternative to total expenses reported in accordance with GAAP. A reconciliation of total expenses reported in accordance with GAAP to total expenses excluding Dealer cost of sales is presented below under “Reconciliation of Non-GAAP Financial Measures.”

45#

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of total expenses to total expenses excluding Dealer cost of sales for the three and nine months ended September 30, 2013 and 2012.

			Favorable / (Unfavorable)
Three Months Ended September 30,	2013	2012	$ Change	% Change
Total expenses	$142,225	$106,370	$(35,855)	(34%)
Subtract: Dealer cost of sales	(22,417)	(2,553)	(19,864)	N/A
Total expenses excluding Dealer cost of sales	$119,808	$103,817	(15,991)	(15%)
			Favorable / (Unfavorable)
Nine Months Ended September 30,	2013	2012	$ Change	% Change
Total expenses	$436,837	$387,599	$(49,238)	(13%)
Subtract: Dealer cost of sales	(27,115)	(11,624)	(15,491)	N/A
Total expenses excluding Dealer cost of sales	$409,722	$375,975	$(33,747)	(9%)

The following is a reconciliation of cash and cash equivalents to Net Liquidity as of September 30, 2013, December 31, 2012, and September 30, 2012 (in thousands of dollars):

	September 30, 2013	December 31, 2012	September 30, 2012
Cash and cash equivalents	$483,185	$768,347	$585,772
Add: Restricted cash	6,814	31,974	5,132
Add: Accounts receivable, net	249,348	597,487	441,325
Subtract: Due to consignors	(225,436)	(599,614)	(264,570)
Subtract: Accounts payable and other accrued liabilities	(146,209)	(183,776)	(150,912)
Net Liquidity	$367,702	$614,418	$616,747

46#

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of September 30, 2013, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the York Property Mortgage, (v) the 2022 Senior Notes, (vi) the DCP liability and related trust assets, and (vii) outstanding forward exchange contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage and the 2022 Senior Notes.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of September 30, 2013, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $61 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of September 30, 2013, the notional value of outstanding forward exchange contracts was $11 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2013, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to legal proceedings.

47#

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

48#

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
Sotheby's approved joint venture in China is a foreign-invested enterprise under Chinese law. As such, enforcement of certain of Sotheby's rights within the joint venture are subject to approval from the Chinese government, which could limit the ability of the joint venture to operate and succeed.
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

49#

The Board of Directors' review of Sotheby's capital allocation and financial policies may impact Sotheby's liquidity, financial condition, and market capitalization.
The Board of Directors recently announced a review of Sotheby's capital allocation and financial policies in an effort to evaluate ongoing ways to deliver value to its stockholders, including through balance sheet optimization and potential return of capital strategies, such as common stock repurchases and/or an increase in dividends. This assessment will take into account some key considerations, including, but not limited to, the potential use of incremental debt to fund segments of Sotheby’s operations, ongoing funding requirements for certain of Sotheby’s strategic initiatives, both announced and contemplated, the value of Sotheby’s real estate properties, and the potential tax implications of any of the actions being considered. Sotheby's review of its capital allocation and financial policies may ultimately impact its liquidity, financial condition and market capitalization. (See “Liquidity and Capital Resources within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statement on Forward Looking Statements.)
A small number of our stockholders may ultimately impact our business.
As of September 30, 2013, management believes that two of Sotheby’s top stockholders control approximately 16% of Sotheby’s Common Stock. These two significant stockholders, either individually or acting together, may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
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

50#

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
Sotheby's could be exposed to losses and/or reputational harm as a result of various claims and lawsuits incidental to the ordinary course of its business.
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
In addition, Sotheby's is involved in various business arrangements and ventures with unaffiliated third parties. Wrongful actions by such parties could harm Sotheby's brand and reputation.

51#

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
As discussed above, the art market is not a highly liquid trading market and, as a result, the valuation of art is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of works of art offered with auction guarantees. If management's judgments about the likely selling prices of works of art offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results of operations, financial condition and liquidity. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)
Sotheby's could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, Sotheby's reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby's counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby's could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)
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

52#

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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

53#

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Consent Memorandum dated October 4, 2013, regarding the Rights Agreement by and between Sotheby's and Computershare Inc.

10.2	Severance Agreement between Sotheby's and Patrick McClymont dated September 22, 2013.

10.3	Offer Letter between Sotheby's and Patrick McClymont, with related Confidentiality Agreement dated September 22, 2013.

10.4	Transition Agreement between Sotheby's and William S. Sheridan, dated October 7, 2013 and effective September 20, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)
On July 8, 2013, Sotheby's filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers."

(ii)	On August 7, 2013, Sotheby's filed a current report on Form 8-K under Item 2.02, "Results of Operations and Financial Condition," and Item 9.01, "Financial Statements and Exhibits."

(iii)	On September 5, 2013, Sotheby's filed a current report on Form 8-K under Item 2.03, "Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant."

(iv)	On September 11, 2013, Sotheby's filed a current report on Form 8-K under Item 8.01, "Other Events" and Item 9.01, "Financial Statements and Exhibits."

(v)
On September 23, 2013, Sotheby's filed a current report on From 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers," Item 8.01, "Other Events," and Item 9.01, "Financial Statements and Exhibits."

54#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: November 12, 2013

55#

EXHIBIT INDEX

10.1	Consent Memorandum dated October 4, 2013, regarding the Rights Agreement by and between Sotheby's and Computershare Inc.

10.2	Severance Agreement between Sotheby's and Patrick McClymont dated September 22, 2013.

10.3	Offer Letter between Sotheby's and Patrick McClymont, with related Confidentiality Agreement dated September 22, 2013.

10.4	Transition Agreement between Sotheby's and William S. Sheridan, dated October 7, 2013 and effective September 20, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

56#