Form 10-K
period 2013-12-31
SOTHEBYS
filed 2014-02-27
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act). Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2013, the aggregate market value of the 67,470,498 shares of Common Stock held by non-affiliates of the registrant was $2,557,806,579 based upon the closing price ($37.91) on the New York Stock Exchange composite tape on such date for the Common Stock.
As of February 17, 2014, there were outstanding 69,152,590 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS
Overview
Sotheby’s (or, “the Company”) is a global art business whose operations are organized under three segments: Agency1, Principal2, and Finance. The Agency segment matches buyers and sellers of authenticated fine art, decorative art, and high-end jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The activities of the Principal segment include the sale of artworks that have been purchased opportunistically by Sotheby’s and, to a lesser extent, retail wine sales and the activities of Acquavella Modern Art (or “AMA”), an equity investee. The Finance segment conducts art-related financing activities by providing certain collectors and dealers with loans secured by works of art. To a lesser extent, Sotheby’s is also involved in brand licensing activities. A more detailed explanation of the activities of each of Sotheby’s segments, as well as its brand licensing activities, is provided below.
Sotheby's primary global competitor is Christie’s International, PLC, a privately held, French-owned, auction house. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Bonhams and Phillips, as well as regional auction houses and a variety of art dealers across all collecting categories. In the Chinese art market, Sotheby's also competes with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd., and Beijing Hanhai Auction Co. Ltd. In 2013, Sotheby’s accounted for approximately $5.1 billion, or 47%, of the total aggregate auction sales of the two major auction houses within the global auction market.
Sotheby’s was initially incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, Sotheby’s issued shares of common stock to the public. In June 2006, Sotheby’s reincorporated in the State of Delaware. Sotheby's common stock ("Common Stock") is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “BID.” As successor to the business that began in 1744, Sotheby’s is the oldest company listed on the NYSE and is the only publicly traded investment opportunity in the art market.
Agency Segment
Description of Business
The sale of works of art in the international art market is primarily effected through the major auction houses, numerous art dealers, smaller auction houses, and also directly between collectors. Although art dealers and smaller auction houses generally do not report sales figures publicly, Sotheby’s believes that art dealers account for the majority of the volume of transactions in the international art market.
Through its Agency segment, Sotheby's accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s specialists perform significant due diligence activities to authenticate and determine the ownership history of the property being sold.
Following the sale, Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. Sotheby's private sale commissions are stipulated in a legally binding agreement between Sotheby’s and the seller, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned. In certain situations, Sotheby’s may also execute a legally binding agreement with the buyer stipulating the terms of the private sale transaction. In 2013 and 2012, auction commission revenues and private sale commission revenues accounted for approximately 81% and 10%, respectively, of Sotheby’s consolidated revenues.
__________________
1 Formerly known as the Auction segment, see Note 4 of Notes to Consolidated Financial Statements.
2 Formerly known as the Dealer segment, see Note 4 of Notes to Consolidated Financial Statements.

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
From time to time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as inventory on Sotheby's balance sheet at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as inventory on the balance sheet.
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
Although irrevocable bids may be used to reduce the risk associated with auction guarantees, Sotheby's may also enter into auction guarantees without securing irrevocable bids. To the extent that auction guarantees are issued without securing irrevocable bids, auction commission margins and Sotheby's share of any auction guarantee overage could potentially improve, as the buyer's premium and any overage would not be shared with an irrevocable bid counterparty, but Sotheby's could also be exposed to auction guarantee losses and/or deterioration in auction commission margins if the underlying property fails to sell at the minimum guaranteed price. Furthermore, in such situations, Sotheby's liquidity could be reduced.
Sotheby's credit agreement has a covenant that imposes a $300 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements). In addition to compliance with this covenant, Sotheby's use of auction guarantees is also subject to management and, in some cases, Board of Directors, approval.
(See Note 4 of Notes to Consolidated Financial Statements for financial information about the Agency segment. See Note 5 of Notes to Consolidated Financial Statements for information about auction and private sale receivables. See Note 18 of Notes to Consolidated Financial Statements for information about auction guarantees.)

Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales (as defined below) represented 83% and 84% of total Net Auction Sales in 2013 and 2012, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in these years. Accordingly, Sotheby's financial results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, net losses due to the fixed nature of many of Sotheby's operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the art auction market. (See Note 22 of Notes to Consolidated Financial Statements for Sotheby's quarterly results for the years ended December 31, 2013 and 2012.)
The Art Market and Competition
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby's primary global competitor is Christie’s International, PLC, a privately held, French-owned, auction house. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Bonhams and Phillips, as well as regional auction houses and a variety of art dealers across all collecting categories. In the Chinese art market, Sotheby's also competes with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd. and Beijing Hanhai Auction Co. Ltd.
The owner of a work of art wishing to sell has four principal options: (i) sale or consignment to an art dealer; (ii) sale or consignment to an auction house; (iii) private sale to a collector or museum without the use of an intermediary; or (iv) for certain categories of property (in particular, collectibles), consignment to an internet-based service. The more valuable the property, the more likely it is that the owner will consider more than one option and will solicit proposals from more than one potential purchaser or agent, particularly if the seller is a fiduciary representing an estate or trust. A complex array of factors may influence the seller’s decision. These factors, which are not ranked in any particular order, include:
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

•	The availability and terms of financial options offered by auction houses including auction guarantees, short-term financing, and auction commission sharing arrangements;

•	The level of pre-sale estimates;

•	The desirability of a public auction in order to achieve the maximum possible price (a particular concern for fiduciary sellers, such as trustees and estate executors);

•	The amount of commission charged by art dealers or auction houses to sell a work on consignment;

•	The cost, style, and extent of pre-sale marketing and promotion to be undertaken by an art dealer or auction house;

•	Reputation and recommendations by third parties consulted by the seller;

•	The desire of clients to conduct business with a publicly traded company; and

•	The availability and extent of related services, such as tax or insurance appraisals.
It is not possible to measure with any particular accuracy the entire international art market or to reach any conclusions regarding overall competition because privately owned art dealers and auction houses frequently do not publicly report annual totals for auction sales, revenues, or profits, and the amounts reported may not be verifiable.

The Art Market and Regulation
Regulation of the art market varies from jurisdiction to jurisdiction. In many jurisdictions, Sotheby’s is subject to laws and regulations that are not directed solely toward the art market, including, but not limited to, import and export regulations, antitrust laws, cultural property ownership laws, endangered species laws, data protection and privacy laws, anti-money laundering laws, copyright and resale royalty laws, and laws and regulations involving sales, use, value-added and other indirect taxes. In addition, Sotheby’s is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121–2-125, et. seq. Such regulations do not impose a material impediment to Sotheby’s business, but do affect the art market generally. A material adverse change in such regulations, such as the Equity for Visual Artists bill introduced in the U.S. Congress which would impose a 7% resale royalty only on sales of art through large auction houses, could materially affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for auction or private sale through Sotheby’s or could increase the cost of moving property to such locations. In addition, failure to comply with local laws and regulations could subject Sotheby’s to civil and/or criminal penalties in such jurisdictions, or expose Sotheby's to legal claims or government inquiries. Sotheby’s has a Compliance Department which, amongst other activities, develops and updates compliance policies and audits, monitors, and provides training to its employees on compliance with many of these laws and regulations.
Principal Segment
Description of Business
The activities of the Principal segment include the sale of artworks that have been purchased opportunistically and, to a lesser extent, retail wine sales and the activities of Acquavella Modern Art, an equity investee. Under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid and any profit or loss is shared by Sotheby's and the art dealer according to their respective ownership interests.
The Principal segment also holds the remaining inventory of Noortman Master Paintings (or "NMP"), an art dealer that was acquired by Sotheby's in June 2006. In recent years, NMP was adversely impacted by shifts in the collecting tastes of its clients and faced increased challenges in sourcing and successfully selling the categories of Old Master Paintings that traditionally formed the heart of its business. In the third quarter of 2011, management initiated a plan to restructure NMP’s business and sales strategy, but those efforts were not successful in reversing this trend. As a result, on December 31, 2013, NMP’s remaining office in London was closed. Management is currently executing its sale plans for NMP’s remaining inventory. As of December 31, 2013, the carrying value of NMP's remaining inventory was $11.1 million.
(See Note 4 of Notes to Consolidated Financial Statements for financial information about the Principal segment. See Note 5 of Notes to Consolidated Financial Statements for information about Principal segment lending activities. See Note 7 of Notes to Consolidated Financial Statements for information about AMA.)
Principal Segment Market and Competition
The activities of the Principal segment are conducted in the same markets as the Agency segment and are impacted to varying degrees by many of the same competitive factors (as discussed above under “The Art Market and Competition”). The most prominent competitive factors impacting the Principal segment, which are not ranked in any particular order, include: (i)the ability to locate and purchase quality works of art for resale; (ii) the amount and cost of capital resources required to finance purchases of art; (iii) the level and breadth of expertise with respect to the works of art being purchased and sold; and (iv) the strength of relationships with various art market participants, which include art dealers and major art collectors.
Finance Segment
Description of Business
The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through Sotheby's (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”).

A consignor advance allows a seller to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future. Consignor advances normally have maturities of up to six months and are often issued interest-free as an incentive to the consignor for entering into the consignment agreement. Such interest-free consignor advances can represent a significant portion of the Finance segment loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. Interest bearing consignor advances typically carry a variable rate of interest.
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
In 2013 and 2012, auction and private sales of Finance segment loan collateral generated Agency commission revenues of approximately $26 million and $42 million, respectively.
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
The lending activities of the Finance segment, which are conducted through Sotheby’s wholly-owned subsidiaries, have historically been funded by the operating cash flows of the Agency segment with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, Sotheby's established a separate capital structure for the Finance segment through which the Finance segment will predominantly rely on revolving credit facility borrowings to fund client loans. The debt funding of loans will reduce the Finance segment's cost of capital and enhance returns. Cash balances will also be used to fund a portion of the Finance segment loan portfolio, as appropriate.
(See "Capital Allocation and Financial Policy Review" and “Liquidity and Capital Resources” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 4 of Notes to Consolidated Financial Statements for financial information about the Finance segment. See Note 5 of Notes to Consolidated Financial Statements for information about Finance segment loans. See Note 10 of Notes to Consolidated Financial Statements for information about the Finance segment's revolving credit facility.)
Finance Segment Market and Competition
A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of loans offered by the Finance segment. Additionally, many traditional lenders offer borrowers a variety of integrated financial services such as wealth management, which are not offered by Sotheby’s. Few lenders, however, are willing to accept works of art as sole collateral as they do not possess the ability to both appraise and sell works of art within a vertically integrated organization. Sotheby’s believes that through a combination of its art expertise and skills in international law and finance, it has the ability to tailor attractive financing packages for clients who wish to obtain immediate access to liquidity from their art assets.
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
The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2013, 2012, and 2011, Sotheby’s earned $6 million, $5 million, and $3.9 million, respectively, in license fee revenue related to the Realogy License Agreement.
The Sotheby’s name is also licensed for use in connection with the art auction business in Australia, art education services in the U.S. and the United Kingdom (“U.K.”), and print management services. Management will consider additional opportunities to license the Sotheby’s brand in businesses where appropriate.

Strategic Initiatives
Investment in Sotheby’s Most Valuable Client Relationships
Sotheby’s focus on the high-end of the art market is an important contributor to its success and management dedicates significant time, energy, and resources to broadening and extending Sotheby’s relationships with major clients. In 2013, half of Sotheby's major clients transacted, representing more than a 20% increase in business from this client segment. Furthermore, in 2013, the number of first time buyers grew 17% and this group represented 30% of all bidders during the year. This illustrates the power of Sotheby's investments in client out-reach programs, both in acquiring new clients, as well as building loyal relationships with existing clients through repeat business.
Over the past several years, Sotheby’s has made substantial investments in its information technology infrastructure designed to significantly reengineer and improve the post-sale client experience. In particular, enhancements were made to improve client invoicing, facilitate the shipment and tracking of purchased property, and inform clients of important information such as bid confirmation, sale results, and payment confirmation.
Sotheby's also continues to invest in its digital media strategy via the sothebys.com website and its iPad† and Android† applications to facilitate Sotheby's accessibility to clients on mobile platforms. The website and BIDnowTM live auction bidding platform were both redesigned in 2013 to enable each to work across all tablet and mobile platforms, resulting in a significant increase in client usage, including a 45% increase in online bidding, a 50% increase in Asian client traffic, and a 25% increase in time spent on mobile devices. In addition, clients in the Sotheby's Preferred client loyalty program have doubled their visits to sothebys.com over the past year, illustrating both the reach of mobile technology and the impact of a more engaging online experience with multi-lingual (e.g., Chinese) content. The iPad† application was further enhanced with a “quick browse” experience to enable clients to peruse all upcoming auctions in an easy and expeditious way.
In addition to these technology investments, Sotheby's remains focused on consistently providing exceptional personalized service to its clients through the coordinated efforts of its world class team of management and specialists. Delivery of this level of service requires the retention and engagement of key personnel. Accordingly Sotheby’s has established active employee development programs and has aligned its compensation structure to reward the performance, behaviors, and values that are essential to outstanding client service.
Development of Sotheby's Presence in China and Other Emerging Markets
In recent years, Sotheby's has developed its presence in China by deepening its relationships with Chinese art collectors in a number of ways, including:

•
The implementation of regional marketing initiatives such as the publishing of Hong Kong sales catalogues in Chinese, the launching of a Chinese language website that includes e-catalogues for sales of Asian Art and Sotheby's major Impressionist and Contemporary sales, and the hosting of innovative private selling exhibitions.

•
The continued investment in new staff with the requisite skills to service Asian clients at Sotheby's Hong Kong, New York, and London locations, as well as to support the growth of the Chinese art market.

•
The expansion of Sotheby's facilities in Hong Kong to accommodate growth opportunities in the Chinese art market, with the addition of a state-of-the-art gallery with over 15,000 square feet of selling and exhibition space. This initiative has enabled Sotheby’s to host a greater number of private selling events and extend the Hong Kong auction calendar beyond the traditional sales held in April and October.

_______________________
† iPAD and Android are third-party marks over which Sotheby's does not make any claims.

In addition, recognizing that Beijing is the cultural and arts capital of China, Sotheby's Beijing was established in 2012 to provide Sotheby’s a platform for art-related auctions and private selling exhibitions of non-cultural relics, traveling exhibitions, and educational activities in mainland China. Management believes that Sotheby's Beijing will strategically enhance Sotheby's long-term presence in China and allow it to capitalize on the opportunities presented by the Chinese art market, which Sotheby's has traditionally served through its operations in Hong Kong. In late-2013, Sotheby's Beijing hosted a series of arts events that included selling exhibitions covering a diverse group of collecting categories, educational programs facilitated by Sotheby's Institute of Art, and a successful auction of Modern and Contemporary Chinese Art with over 750 attendees. Further auctions are planned for Sotheby's Beijing in June and December 2014. (See “Sotheby’s Beijing” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)
Elsewhere, Sotheby’s has pursued opportunities in promising emerging markets such as Russia, the Middle East, South America and India. In 2013, Sotheby’s was once again the only global auction house to conduct an auction in Doha, Qatar. The sale achieved the highest total ever for an auction of Contemporary Art in the Middle East and is expected to become an annual event for Sotheby's. Management will carefully assess the potential returns on any future investments in these regions.
(See statement on Forward Looking Statements and Part I, Item 1A, "Risk Factors.")
Growth of Private Sales
Over the past several years, Sotheby’s has dedicated additional management and specialist talent to the private sales arena. Specially designed private sale exhibition galleries, branded as S|2 and focused on selling Contemporary Art, have been opened in New York, London, and Hong Kong. Sotheby's has hosted a number of new and innovative private selling exhibitions, at S|2 and for other collecting categories, in various locations around the world. In 2013, Sotheby's hosted nearly 30 private selling exhibitions, up from just four exhibitions in 2010. In 2014, Sotheby’s expects to further increase the number of selling exhibitions, as the London S|2 gallery, which opened in late 2013, will join New York and Hong Kong in hosting selling exhibitions throughout the year. A dedicated private sales website has also been established to promote S|2 and Sotheby's other private selling exhibitions.
In 2013, the volume of Sotheby's private sales grew 30% to $1.2 billion and the resulting revenues represented approximately 10% of total revenues. Prior to 2012, private sale commission revenues represented between 5% and 8% of total revenues during the five-year period between 2007 and 2011. Private sales have become an increasingly important contributor to Sotheby's overall financial performance.
(See statement on Forward Looking Statements and Part I, Item 1A, "Risk Factors.")
Leverage and Grow Finance Segment Client Loan Portfolio
Sotheby’s Finance segment is uniquely positioned as a niche lender with the ability to tailor attractive financing packages for clients who wish to obtain immediate access to liquidity from their art assets. Through its Finance segment, Sotheby’s deploys its unique combination of art expertise, skills in international law and finance, and access to capital. With these capabilities, management has been able to capitalize on an increased client demand for art-related financing, growing the loan portfolio by 113% since 2011 and 200% since 2009, while maintaining Sotheby's traditional high standards for loan underwriting.
Historically, the lending activities of the Finance segment have been funded by the operating cash flows of the Agency segment, supplemented when necessary with revolving credit facility borrowings. However, in January 2014, Sotheby's established a separate capital structure for the Finance segment through which client loans will be predominantly financed with revolving credit facility borrowings. The debt funding of loans will allow further growth of the loan portfolio, as well as reduce the Finance segment's cost of capital and enhance returns in support of efforts to achieve a targeted 20% return on equity.
(See statement on Forward Looking Statements and Part I, Item 1A, "Risk Factors." Also, see “Capital Allocation and Financial Policy Review” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)
Financial and Geographical Information about Segments
See Note 4 of Notes to Consolidated Financial Statements for financial and geographical information about Sotheby’s segments.

Employees
As of December 31, 2013, Sotheby’s had 1,577 employees with 618 located in North America and South America; 521 in the U.K.; 240 in Continental Europe; and 198 in Asia. Sotheby’s regards its relations with its employees as good. The table below provides a breakdown of Sotheby’s employees by segment as of December 31, 2013 and 2012.

December 31	2013	2012
Agency	1,371	1,302
Principal	3	3
Finance	7	7
All Other	196	189
Total	1,577	1,501
The three employees in the Principal segment as of December 31, 2013 relate to NMP and left employment on January 1, 2014 as a result of the closure of NMP's remaining office in London (see "Principal Segment" above.) Subsequent to January 1, 2014, Principal segment activities are conducted by employees of the Agency segment.
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
Many of Sotheby's activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws, laws and regulations involving sales, use, value-added and other indirect taxes, and regulations related to the use of real estate. In addition, Sotheby's is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations currently do not impose a material impediment to the worldwide business of Sotheby's, but do affect the art market generally. A material adverse change in such regulations, such as the Equity for Visual Artists bill introduced in the U.S. Congress which would impose a 7% resale royalty on sales of art through large auction houses, could affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby's principal auction locations, increase the cost of moving property to such locations, or expose Sotheby's to legal claims or government inquiries.

Foreign currency exchange rate movements can significantly impact Sotheby's results of operations and financial condition.
Sotheby's has operations throughout the world, with approximately 59% of its revenues earned outside of the U.S. in 2013. Additionally, Sotheby's has significant assets and liabilities denominated in the Pound Sterling, the Euro, and the Swiss Franc. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the monthly average exchange rates prevailing during the period in which they are recognized. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling, the Euro, and the Swiss Franc can significantly impact Sotheby's results of operations and financial condition.
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
Sotheby's strategic initiatives are focused on extending the breadth and depth of its relationships with its most valuable clients, developing a presence in China and other emerging markets, growing private sales, and leveraging and growing the Finance segment client loan portfolio. Sotheby's future operating results are dependent, in part, on management's success in implementing these and other strategic initiatives. Furthermore, the inability of Sotheby's to successfully implement its strategic initiatives could result in, among other things, the loss of clients, the loss of key personnel, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its strategic plans. (See "Strategic Initiatives" within Item 1, "Description of Business," and statement on Forward Looking Statements.)

Sotheby's joint venture in China is a foreign-invested enterprise under Chinese law. As such, enforcement of certain of Sotheby's rights within the joint venture are subject to approval from the Chinese government, which could limit the ability of the joint venture to operate and succeed.
In September 2012, Sotheby's received approval from the Chinese government to form and operate a 10-year equity joint venture with Beijing GeHua Art Company in China, which management believes will strategically enhance Sotheby's long-term presence in mainland China and allow it to capitalize on the opportunities presented by the Chinese art market. (See "Sotheby's Beijing" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statement on Forward Looking Statements.)
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
Sotheby's establishment of a wholly-owned subsidiary in China is subject to the receipt of a license from the Chinese government. Sotheby's may not be successful in obtaining this license, which could delay or inhibit its ability to further implement its strategic initiatives in China. (See "Sotheby's Beijing" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statement on Forward Looking Statements.)
Sotheby's capital allocation and financial policies may impact its liquidity, financial condition, market capitalization and business, and Sotheby's ongoing ability to return capital to its shareholders (and the size and timing of such return) is subject to ongoing business variables.
In September 2013, the Board of Directors announced a review of Sotheby's capital allocation and financial policies in an effort to evaluate ongoing ways to deliver value to its shareholders, including through balance sheet optimization and potential return of capital strategies. Key considerations with respect to such assessment included, but was not limited to, the potential use of incremental debt to fund segments of Sotheby’s operations, ongoing funding requirements for certain of Sotheby’s strategic initiatives, both announced and contemplated, the value of Sotheby’s real estate properties, and the potential tax implications of any of the actions considered. The actions taken by Sotheby’s based on its review of its capital allocation and financial policies may impact its current and future liquidity, financial condition, market capitalization and business. In addition, the amount and timing of Sotheby’s return of capital to shareholders depends on various factors, including the outcome of Sotheby’s review of strategies with respect to its real estate properties, the amount of excess cash generated by the business in the future, and the amount of capital that may be required to support Sotheby’s future liquidity needs, among other factors.
(See "Capital Allocation and Financial Policy Review" and “Liquidity and Capital Resources" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statement on Forward Looking Statements.)
A small number of shareholders may ultimately impact Sotheby's business.
As of December 31, 2013, management believes that two of Sotheby’s largest shareholders control approximately 16% of Sotheby’s Common Stock. These two significant shareholders, either individually or acting together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

A breach of the security measures protecting Sotheby's global network of information systems and those of certain third-party service providers utilized by Sotheby's may occur.
Sotheby's is dependent on a global network of information systems to conduct its business and is committed to maintaining a strong infrastructure to secure these systems. As part of its information systems infrastructure, Sotheby's relies, to a certain extent, upon third-party service providers to perform services related to BIDnowTM, retail wine e-commerce and website server hosting. While these third-party service providers offer unique and specialized information security measures, certain elements of Sotheby's global information system security are outside management's direct control due to the use of these service providers. These third-party service providers are contractually obligated to host and maintain the service in a professional manner, in accordance with the rules and standards generally accepted within the industry. This includes conventional security measures such as firewall, password and encryption protection, breach notification requirements, and PCI practices for credit card processing services. A breach of the security measures protecting Sotheby's information systems could adversely impact its operations, reputation, and brand.
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
Subject to management approval under Sotheby's policy, Sotheby's may pay the consignor the net sale proceeds from an auction or private sale before payment is collected from the buyer and/or may allow the buyer to take possession of purchased property before payment is received. In these situations, Sotheby's is exposed to losses in the event the buyer does not make payment.
Under the standard terms and conditions of its auction and private sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. However, in certain instances and subject to management approval under Sotheby's policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer while Sotheby's retains possession of the property. In such situations, if the buyer does not make payment, Sotheby's will take title to the property, but could be exposed to losses if the value of the property declines. In certain other situations and subject to management approval under Sotheby's policy, the buyer is allowed to take possession of purchased property before making payment. In these situations, Sotheby's is liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur losses in the event of buyer default. (See Note 5 of Notes to Consolidated Financial Statements for information about auction and private sale receivables.)
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
The value of the property held in inventory and the property pledged as collateral for Finance segment loans is subjective and often fluctuates, exposing Sotheby's to losses and significant variability in its results of operations.
The market for fine art, decorative art, and high-end jewelry is not a highly liquid trading market. As a result, the valuation of these items is inherently subjective and their realizable value often fluctuates over time. Accordingly, Sotheby's is at risk both as to the realizable value of the property held in inventory and as to the realizable value of the property pledged as collateral for client loans. In estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management relies on the opinions of Sotheby's specialists, who consider the following complex array of factors when valuing these items: (i) whether the property is expected to be offered at auction or sold privately, in the ordinary course of Sotheby's business; (ii) the supply and demand for the property, taking into account economic conditions and, when relevant, changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist. If there is evidence that the estimated realizable value of a specific item held in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. In addition, if the estimated realizable value of the property pledged as collateral for a client loan is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. These factors may cause significant variability in Sotheby's financial results from period to period.
Sotheby's could be exposed to losses and/or reputational harm as a result of various claims and lawsuits incidental to the ordinary course of its business.
Sotheby's becomes involved in various legal proceedings, lawsuits, and other claims incidental to the ordinary course of its business. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy.
Sotheby's could be exposed to reputational harm as a result of wrongful actions by certain third parties.
Sotheby's is involved in various business arrangements and ventures with unaffiliated third parties. Wrongful actions by such parties could harm Sotheby's brand and reputation.
Sotheby's could be exposed to losses in the event of title or authenticity claims.
The assessment of property offered for auction or private sale can involve potential claims regarding title and authenticity. Items sold by Sotheby's may be subject to statutory warranties as to title and to a limited guarantee as to authenticity under the Conditions of Sale and Terms of Guarantee that are published in Sotheby's auction sale catalogues and the terms stated in, and the laws applicable to, agreements governing private sale transactions. The authentication of the items offered by Sotheby's is based on scholarship and research, but necessarily requires a degree of judgment from Sotheby's specialists. In the event of a title or authenticity claim against Sotheby's, Sotheby's may have recourse against the seller of the property and may have the benefit of insurance, but a claim could nevertheless expose Sotheby's to losses and to reputational risk.
Auction guarantees create the risk of loss resulting from the potential inaccurate valuation of art.
As discussed above, the market for fine art, decorative art, and high-end jewelry is not a highly liquid trading market and, as a result, the valuation of these items is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of property offered with auction guarantees. If management's judgments about the likely selling prices of property offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results of operations, financial condition, and liquidity. (See Note 18 of Notes to Consolidated Financial Statements for information related to auction guarantees.)

Sotheby's could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, Sotheby's reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby's counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby's could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. (See Note 18 of Notes to Consolidated Financial Statements for information related to auction guarantees.)
Future costs and obligations related to Sotheby's U.K. Pension Plan are dependent on unpredictable factors, which may cause significant variability in employee benefit costs.
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
Sotheby's operates in many tax jurisdictions throughout the world and the provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which Sotheby's operates. Sotheby's effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to: (i) future changes in applicable laws; (ii) projected levels of taxable income; (iii) pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates; (iv) increases or decreases to valuation allowances recorded against deferred tax assets; (v) tax audits conducted by various tax authorities; (vi) adjustments to income taxes upon the finalization of income tax returns; (vii) the ability to claim foreign tax credits; (viii) the repatriation of foreign earnings for which Sotheby's has not previously provided income taxes; and (ix) tax planning strategies.
Sotheby's clients reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws or tax reporting obligations in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of clients to purchase or sell works of art through Sotheby's. Additionally, Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby’s unless it fails to collect the correct amount of sales, use, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose Sotheby's to claims from tax authorities.
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
Valuable works of art are exhibited and stored at Sotheby's facilities around the world. Although Sotheby's maintains state of the art security measures at its premises, valuable artworks may be subject to damage or theft. The damage or theft of valuable property despite Sotheby's security measures could have a material adverse impact on Sotheby's business and reputation. Sotheby's maintains insurance coverage for the works of art that are exhibited and stored at its facilities, which could significantly mitigate any potential losses resulting from the damage or theft of such works of art.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
Sotheby’s is headquartered at 1334 York Avenue, New York, New York (the “York Property”). The York Property contains approximately 439,000 square feet of building area and is home to Sotheby’s sole North American auction salesroom and principal North American exhibition space, including S|2, a private sale exhibition gallery. The York Property is also home to the U.S. operations of Sotheby's Finance segment, as well as its corporate offices. The York Property was purchased by Sotheby's on February 6, 2009 for $370 million and had a net book value of $272.2 million as of December 31, 2013. Prior to this purchase, Sotheby’s occupied the York Property subject to a 20-year lease which was entered into in conjunction with a sale-leaseback transaction in February 2003. Sotheby’s also leases office and exhibition space in several other major cities in North America and South America.
Sotheby’s U.K. operations are centered at New Bond Street, London, where the main salesrooms, exhibition spaces and administrative offices are located. As part of a multi-year refurbishment initiative, in 2012 and 2013, Sotheby's invested approximately $6 million to enhance the New Bond Street exhibition space and construct an S|2 private sales gallery. Management is expecting to invest an additional $3 million in 2014 to complete the final phase of this refurbishment project (see statement on Forward Looking Statements). Almost the entire New Bond Street complex is either owned or held under various long-term lease, freehold, and virtual freehold arrangements. (Freeholds are occupancy arrangements in which the property is owned outright by Sotheby’s. Virtual freeholds are occupancy arrangements in which there is a 2,000-year lease with nominal yearly rent payments that cannot be escalated during the term of the lease.) Sotheby's also leases 52,000 square feet for a warehouse facility in Greenford, West London under a lease that expires in 2030.
Below is a table summarizing Sotheby’s ownership, freehold and lease arrangements related to its London properties as of December 31, 2013 (in thousands of dollars, except for square footage):

	Square Footage	Net Book Value of Land	Net Book Value of Buildings and Building Improvements	Net Book Value of Leasehold Improvements	Total Net Book Value of London Premises
Freeholds and virtual freeholds	96,503	$5,980	$2,361	$28,221	$36,562
Leases with a remaining term greater than 10 Years	108,089	—	—	11,793	11,793
All other leases	30,309	—	—	3,853	3,853
Total	234,901	$5,980	$2,361	$43,867	$52,208
Sotheby's maintains salesrooms, exhibition space, and administrative offices in Hong Kong at One Pacific Place. In 2012, Sotheby's completed a $7.5 million expansion of this facility, which included the addition of a state-of-the-art gallery with over 15,000 square feet of selling and exhibition space, as well as significant enhancements to existing administrative offices.
Sotheby’s also leases space primarily for Agency operations in various locations throughout Continental Europe and Asia, including sales centers in Geneva and Zurich, Switzerland; Milan, Italy, Paris, France, and Beijing, China.
Management initiated a review of Sotheby’s real estate holdings in 2013, including a review of the York Property, that began in the second quarter, and a review of its New Bond Street premises, that began in the third quarter. As a result of the review of the York Property, management concluded that Sotheby’s business does not require the full square footage of the building and is evaluating relocation, as well as alternatives under which Sotheby’s would no longer occupy up to 50% of the York Property. Any future action relative to the York Property will only be taken after fully assessing all financial costs, including any potential lease costs and associated leverage, as well as operational challenges, and concluding that the incremental benefit will be meaningful and lasting, especially in consideration of the cyclical nature of Sotheby's business. Management expects to choose a course of action with respect to the York Property shortly and commence execution. In 2014, management will continue to evaluate the strategic and operating requirements for the New Bond Street premises and assess any feasible alternatives.
ITEM 3: LEGAL PROCEEDINGS
See Note 16 of Notes to Consolidated Financial Statements for information related to Legal Proceedings.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Information
Quarterly Stock Prices—The principal market for Sotheby’s Common Stock is the NYSE (symbol: BID). As of February 14, 2014, there were 965 holders of record of Sotheby’s Common Stock. The quarterly price ranges on the NYSE of Sotheby’s Common Stock during 2013 and 2012 were as follows:

	2013		2012
	High	Low	High	Low
Quarter Ended
March 31	$40.49	$33.26	$40.81	$28.16
June 30	$39.60	$32.95	$40.38	$28.91
September 30	$49.60	$37.95	$36.00	$27.43
December 31	$54.00	$48.52	$34.22	$27.98
Quarterly Cash Dividends—The following table summarizes cash dividends declared and paid for each of the quarterly periods in 2013 and 2012 (in thousands of dollars, except per share amounts):

	2013		2012
	Per Share	Amount	Per Share	Amount
Quarter Ended
March 31	$—	$—	$0.08	$5,519
June 30	$—	$—	$0.08	$5,432
September 30	$0.10	$6,841	$0.08	$5,438
December 31	$0.10	$6,913	$0.28	$18,834
Total	$0.20	$13,754	$0.52	$35,223
In December 2012, the Board of Directors declared and Sotheby's paid accelerated first and second quarter of 2013 cash dividends totaling $0.20 per share (approximately $13.6 million). This accelerated dividend was intended to be in lieu of quarterly dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
On February 27, 2014, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million), payable on March 17, 2014 to shareholders of record as of March 10, 2014. It is the intention of Sotheby’s to continue to pay quarterly dividends at a rate of $0.10 per share, subject to approval by the Board of Directors and depending on economic, financial, market, legal, and other conditions at the time.
Sotheby’s has credit agreements with an international syndicate of lenders led by General Electric Capital, Corporate Finance, under which there are no limitations on dividend payments provided that, both before and after giving effect thereto: (i) there are no Events of Default, as defined in the credit agreements, (ii) the Aggregate Borrowing Availability, as defined in the credit agreements, equals or exceeds $75 million, and (iii) the Liquidity Amount, as defined in the credit agreements, equals or exceeds $150 million. (See “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 10 of Notes to Consolidated Financial Statements for additional information related to Sotheby's credit agreements.)
Special Dividend and Common Stock Repurchase Program—On January 29, 2014, the Board of Directors declared a special dividend of $300 million (approximately $4.34 per share), payable on March 17, 2014 to shareholders of record as of February 12, 2014, and authorized a five-year, $150 million Common Stock repurchase program that management will implement principally to offset the annual vesting of employee share-based payments. Management expects that Common Stock repurchases of approximately $25 million will be made by the end of 2014. (See "Capital Allocation and Financial Policy Review" under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and statement on Forward Looking Statements.)

Shareholder Rights Plan—On October 4, 2013, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Sotheby's Common Stock, par value $0.01 per share, and adopted a shareholder rights plan (the "Rights Agreement"). The dividend was paid on October 14, 2013 to the shareholders of record on that date. Each Right allows its holder to purchase from Sotheby's one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $200 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of Sotheby's Common Stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.
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
The Rights Agreement also includes “qualifying offer” provisions, whereby the Rights will automatically expire concurrently with (but no earlier than 100 days after the commencement of such qualifying offer) the purchase of 50% (including any shares held by the offeror) of Sotheby's outstanding Common Stock on a fully diluted basis pursuant to a tender or exchange offer for all of the outstanding shares of Sotheby's Common Stock at the same price and for the same consideration, provided that the offeror irrevocably commits to purchase all remaining untendered shares at the same price and the same consideration actually paid pursuant to the offer. The Rights will expire on October 3, 2016; provided that if Sotheby's shareholders have not ratified the Rights Agreement by October 3, 2014, the Rights will expire on such date.
On October 4, 2013, Sotheby's designated 2,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.

Equity Compensation Plans
The following table provides information as of December 31, 2013 related to shares of Sotheby’s Common Stock that may be issued under its existing equity compensation plans, including the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”), the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”), and the Sotheby’s Amended and Restated Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	1,917	$22.11	4,041
Equity compensation plans not approved by shareholders	—	—	—
Total	1,917	$22.11	4,041
_____________________________________________________________

(1)	See Note 14 of Notes to Consolidated Financial Statements for a description of the material features of Sotheby’s equity compensation plans.

(2)
Includes 1,823,267 shares awarded under the Restricted Stock Unit Plan for which vesting is contingent upon future employee service and/or Sotheby’s achievement of certain profitability targets and 93,750 stock options for which vesting is contingent upon future employee service.

(3)
The weighted-average exercise price includes the exercise price of stock options, but does not take into account 1,823,267 shares awarded under the Restricted Stock Unit Plan, which have no exercise price.

(4)
Includes 3,906,095 shares available for future issuance under the Restricted Stock Unit Plan, 104,100 shares available for issuance under the Stock Option Plan, and 30,851 shares available for issuance under the Directors Stock Plan.

Performance Graph
The following graph compares the cumulative total shareholder return on Sotheby’s Common Stock for the five-year period from December 31, 2008 to December 31, 2013 with the cumulative return of the Standard & Poor’s Global Luxury Index ("S&P Global Luxury Index"), which is a line-of-business index largely composed of companies whose products and services appeal to a segment of the population consistent with Sotheby's clients, a peer group presented in prior years (the "Peer Group"), and the Standard & Poor's MidCap 400 Stock Index (“S&P MidCap 400”). The Peer Group consists of Nordstrom, Inc., Tiffany & Co., and Movado, Inc. Management has elected to replace the Peer Group with the S&P Global Luxury Index because it does not believe that the Peer Group constitutes an appropriate peer index, given the unique nature of Sotheby's business. No other auction house or business with the same characteristics of comparable market share or capitalization is publicly traded. As required by the relevant SEC regulations, Sotheby's is presenting the Peer Group on the graph, along with the S&P Global Luxury Index. In future years, Sotheby's will no longer include the Peer Group in this disclosure.
The graph reflects an investment of $100 in Sotheby’s Common Stock, the S&P Global Luxury Index, the Peer Group Index, and the S&P MidCap 400 on December 31, 2008, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Sotheby's	$100.00	$259.70	$523.31	$333.88	$399.62	$635.05
S&P Global Luxury Index	$100.00	$152.25	$220.31	$216.41	$273.60	$370.97
Peer Group	$100.00	$193.86	$261.15	$298.41	$350.64	$485.49
S&P MidCap 400	$100.00	$137.37	$173.98	$170.98	$201.53	$269.09

ITEM 6: SELECTED FINANCIAL DATA

Year ended December 31	2013	2012	2011	2010	2009
	(Thousands of dollars, except per share data)
Statistical Metric:
Net Auction Sales (a)	$4,338,948	$3,809,656	$4,240,573	$3,644,764	$1,912,589
Income Statement Data:
Revenues:
Agency	$793,639	$717,231	$791,738	$731,021	$448,768
Principal	30,638	26,180	21,790	29,092	22,339
Finance	21,277	17,707	12,038	9,685	9,073
License fees	6,902	6,124	5,228	3,682	3,270
Other	1,222	1,250	1,042	829	1,508
Total revenues	$853,678	$768,492	$831,836	$774,309	$484,958
Net interest expense (b)	$(39,911)	$(42,879)	$(37,496)	$(45,080)	$(40,351)
Net income (loss)	$130,006	$108,292	$171,416	$160,950	$(6,528)
Basic earnings (loss) per share	$1.90	$1.59	$2.52	$2.37	$(0.10)
Diluted earnings (loss) per share	$1.88	$1.57	$2.46	$2.34	$(0.10)
Cash dividends declared per share	$0.20	$0.52	$0.23	$0.20	$0.30
Balance Sheet Data:
Working capital	$829,784	$706,244	$728,984	$573,020	$525,892
Total assets	$2,893,546	$2,575,095	$2,399,414	$2,178,628	$1,586,123
Long-term debt, net	$515,148	$515,197	$464,552	$472,862	$512,939
Total equity	$1,139,665	$992,826	$903,667	$771,508	$576,985

(a)
Represents the hammer price of property sold at auction. (See "Results of Operations for the Years Ended December 31, 2013 and 2012" and "Results of Operations for the Years Ended December 31, 2012 and 2011" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for other statistical metrics.)

(b)	Represents interest expense less interest income.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales (as defined below) represented 83% and 84% of total Net Auction Sales in 2013 and 2012, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in these years. Accordingly, Sotheby's financial results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, net losses due to the fixed nature of many of Sotheby's operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the art auction market. (See Note 22 of Notes to Consolidated Financial Statements for Sotheby's quarterly results for the years ended December 31, 2013 and 2012.)
Use of Non-GAAP Financial Measures
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In MD&A, Sotheby’s presents EBITDA and EBITDA Margin, which are supplemental financial measures that are not required by or presented in accordance with GAAP.
Sotheby's defines EBITDA as net income (loss), excluding income tax expense (benefit), interest expense, interest income, and depreciation and amortization. Sotheby's defines EBITDA Margin as EBITDA as a percentage of total revenues. Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of EBITDA and EBITDA Margin may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner. Management believes that EBITDA and EBITDA Margin provide important supplemental measures of Sotheby's performance and that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in the evaluation of Sotheby's. Management also utilizes EBITDA in analyzing Sotheby's performance and in the determination of annual incentive compensation. A reconciliation of EBITDA to net income derived in accordance with GAAP is presented under “Reconciliation of Non-GAAP Financial Measures.”
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in Sotheby's Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management’s original estimates as future events and circumstances sometimes do not develop as expected. Note 2 of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of Sotheby's Consolidated Financial Statements. In addition, management believes that the following are its most critical accounting estimates, which are not ranked in any particular order, that may affect Sotheby’s reported financial condition and/or results of operations.

(1)
Valuation of Inventory and Loan Collateral—The market for fine art, decorative art, and high-end jewelry is not a highly liquid trading market. As a result, the valuation of these items is inherently subjective and their realizable value often fluctuates over time.

If there is evidence that the estimated realizable value of a specific item held in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. (See Note 6 of Notes to Consolidated Financial Statements for information related to Sotheby's inventory.)
If the estimated realizable value of the property pledged as collateral for a Finance segment loan is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. (See Note 5 of Notes to Consolidated Financial Statements for information related to Finance segment loans.)

In estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management relies on the opinions of Sotheby's specialists, who consider the following complex array of factors when valuing these items:

•	whether the property is expected to be offered at auction or sold privately, in the ordinary course of business;

•
the supply and demand for the property, taking into account economic conditions and, where relevant, changing trends in the art market as to which collecting categories and artists are most sought after; and

•	recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist.
Due to the inherent subjectivity involved in estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management's estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale.
(2) Accounts Receivable—Accounts receivable principally includes amounts due from buyers as a result of auction and private sale transactions. The recorded amount reflects the purchase price of the property, including the commission owed by the buyer. Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer, provided that the property has not been released to the buyer. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Management continually evaluates the collectability of amounts due from individual buyers and, if management determines that it is probable that a buyer will default, a cancelled sale is recorded in the period in which that determination is made and the associated accounts receivable balance, including Sotheby's auction commission, is reversed. Management's judgments regarding the collectability of accounts receivable are based on an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Management's judgments with respect to the collectability of amounts due from buyers for auction and private sale purchases may prove, with the benefit of hindsight, to be incorrect. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.

(3)
Legal Contingencies—Sotheby's becomes involved in various legal proceedings, lawsuits, and other claims incidental to the ordinary course of its business. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in management's settlement strategy. (See Note 16 of Notes to Consolidated Financial Statements for information related to legal contingencies.)

(4) Pension Obligations—The pension obligations related to Sotheby's U.K. defined benefit pension plan (the “U.K. Pension Plan”) are based on an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including the discount rate, the expected long-term rate of return on plan assets, future inflation, future annual compensation increases, and mortality, which are updated on at least an annual basis. In developing these assumptions and estimates, management considers current market conditions, market indices, and other relevant data.
The discount rate represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a yield curve for a selection of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate used to calculate the $1.2 million net pension benefit recorded in 2013 was 4.4%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.6 million. As of December 31, 2013, the discount rate used to calculate the $360.2 million benefit obligation was 4.4%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in the benefit obligation of approximately $6.9 million.
The expected long-term rate of return is weighted according to the composition of invested assets and is based on expected future appreciation, as well as dividend and interest yields currently available in the equity and bond markets. In particular, the expected rate of return for growth assets represents management's estimate of median annualized returns by asset class. The expected rate of return on debt securities is based on interest yields currently available on long-dated U.K. government bonds and highly-rated corporate bonds. No allowance is made in the expected rate of return for potential market out-performance by fund managers. The expected long-term rate of return on plan assets used to calculate the $1.2 million net pension benefit recorded in 2013 was 6.2%. A hypothetical increase or decrease of 0.25% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.9 million.

The assumption for future annual compensation increases is determined after considering historical salary data for Sotheby's U.K. employees and management's expectations for future salary growth, as well as current economic data for inflation. The assumption for future annual compensation increases used to calculate the $1.2 million net pension benefit recorded in 2013 was 4.2%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in net annual pension cost of approximately $0.4 million. As of December 31, 2013, the assumption for future annual compensation increases used to calculate the $360.2 million benefit obligation was 4.6%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in the benefit obligation of approximately $2.3 million.
Assumed mortality rates are based upon standardized data tables used by actuaries in the U.K., taking into account the demographics of U.K. Pension Plan members and allowances for longer future life expectancies. A hypothetical 5% decrease or increase in mortality rates would result in a decrease or increase in net pension cost of approximately $0.5 million. Additionally, a hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in the benefit obligation of approximately $3.9 million.
As of December 31, 2013 and 2012, the accumulated after-tax net loss related to the U.K. Pension Plan that has not yet been recognized in Sotheby's Consolidated Income Statements was ($38.6) million and ($34.8) million, respectively, and is reflected in the Shareholders' Equity section of Sotheby' Consolidated Balance Sheets within accumulated other comprehensive loss. Unrecognized pension losses are generally the result of (i) actual results being different from previous actuarial assumptions and/or (ii) changes in actuarial assumptions between balance sheet dates. The ($4.1) million after-tax net loss incurred in 2013 is the result of an increase in expected future inflation and updated mortality assumptions reflecting improved life expectancies.
If the unrecognized pre-tax loss reflected in Shareholders' Equity exceeds 10% of the greater of (i) the market-related value of plan assets or (ii) the benefit obligation, the excess amount is amortized as a component of future net pension cost or benefit over the average expected remaining service period of active plan participants, which is approximately 12.8 years. It is expected that approximately $1.9 million ($2.3 million, pre-tax) of the ($38.6) million after-tax net loss will be recognized as a component of the net pension benefit for the year ended December 31, 2014. (See statement on Forward Looking Statements.)
(See Note 17 of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan.)

(5)
Income Taxes and Indirect Taxes—The provision for income taxes involves a significant amount of management judgment regarding the interpretation of the relevant facts and laws in the many jurisdictions in which Sotheby's operates. Future changes in applicable laws, projected levels of taxable income and tax planning could change Sotheby's effective tax rate and recorded tax balances.

As of December 31, 2013, Sotheby's had net deferred tax assets of $52.4 million, primarily resulting from deductible temporary differences which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $3.2 million to reduce Sotheby's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it will be more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance may be required, which would have an adverse impact on Sotheby's effective income tax rate and results. Conversely, should management determine that Sotheby's will be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on Sotheby's effective income tax rate and results in the period such determination was made.
Due to the global complexity of tax regulation, Sotheby's records liabilities to address potential exposures involving uncertain tax positions that management has taken, or expects to take, on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications and interpretations of income tax related statutes, rules, and regulations. As of December 31, 2013, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $25.4 million. Management believes that Sotheby's recorded tax liabilities are adequate to cover all open years based on an assessment of the relevant facts and circumstances. This assessment involves assumptions and significant judgments about future events and potential actions by taxing authorities, as well as an evaluation of past experiences. The cost of the ultimate resolution of these matters may be greater or less than the liability that Sotheby's has recorded. To the extent that management's opinion as to the outcome of these matters changes, income tax expense will be adjusted accordingly in the period in which such a determination is made. Sotheby's recognizes interest and penalties related to income taxes as income tax expense.

Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby’s unless it fails to collect the correct amount of sales, use, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may require Sotheby’s to record a liability and a corresponding charge to general and administrative expenses. The ultimate tax paid in respect of Sotheby's liability for sales, use, value-added and other indirect taxes may ultimately be higher or lower than the amount recorded on Sotheby's Consolidated Balance Sheets.
(See discussion of “Income Tax Expense” below, as well as Notes 11, 12, and 16 of Notes to Consolidated Financial Statements.)

(6)
Share-Based Payments—Sotheby's grants share-based payment awards as compensation to certain employees. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of shares ultimately expected to vest as a result of employee service. A substantial portion of the share-based payment awards vest only if Sotheby's achieves established profitability targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's quarterly assessment of the likelihood and timing of achieving these future profitability targets. Accordingly, if management's projections of future profitability prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease. (See Note 14 of Notes to Consolidated Financial Statements for information related to Sotheby's share-based payment programs.)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
This discussion should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements, which provides financial information about Sotheby's segments.
Overview
In 2013, Sotheby’s reported net income of $130 million, a $21.7 million (20%) increase when compared to the prior year. This improvement was made possible by a $24.7 million increase in fourth quarter net income as fourth quarter Net Auction Sales increased 28%, reflecting the continuing strength of the global art market as Sotheby’s autumn sales of Asian Art in Hong Kong and Impressionist Art in New York significantly exceeded prior year results.
The improvement in full year net income is primarily attributable to a $529.3 million (14%) increase in Net Auction Sales and a $272.5 million (30%) increase in Private Sales. However, these increases generated a smaller 11% growth in Agency segment revenues as the competitive environment for high value auction consignments remains robust and resulted in a decrease in Auction Commission Margin from 16.3% in 2012 to 15.9% in 2013. In addition, the improvement in revenues is partially offset by a higher level of operating expenses due to the cost of strategic investments, as well as inflationary pressures across most expense categories. As discussed below under "Outlook," management has recently completed a review of its cost structure and has identified opportunities for cost savings in 2014.
In addition to the operating factors discussed above, the comparison of Sotheby's results to the prior year is also favorably impacted by a non-operating bond redemption loss of $15 million ($8.3 million after taxes) incurred in the fourth quarter of 2012.
See the discussion below for greater detail on the significant factors impacting Sotheby’s 2013 results and the comparison to 2012.

Outlook
The global art market remains strong, as evidenced by the results of Sotheby's record-setting February 2014 auctions of Impressionist Art, which achieved aggregate auction sales of $345 million, the highest value achieved for any sales series ever held anywhere in London. In this strong market, the competitive environment for high value consignments is robust and auction commission margins continue to be under pressure.
Management has recently completed a review of its cost structure and has identified opportunities for cost savings in 2014 across various categories of expenses including professional fees and other general and administrative expenses, auction direct costs, and marketing expenses. (See "Agency Direct Costs," "Marketing Expenses," and "General and Administrative Expenses" below for additional information. Also, see statement on Forward Looking Statements.)

Results of Operations for the Years Ended December 31, 2013 and 2012
The table below presents a summary of Sotheby’s results of operations for 2013 and 2012, as well as a comparison between the two years (in thousands of dollars):

			Favorable/(Unfavorable)
	2013	2012	$ Change	% Change
Revenues:
Agency	$793,639	$717,231	$76,408	11%
Principal	30,638	26,180	4,458	17%
Finance	21,277	17,707	3,570	20%
License fees	6,902	6,124	778	13%
Other	1,222	1,250	(28)	(2%)
Total revenues	853,678	768,492	85,186	11%
Expenses	631,103	554,073	(77,030)	(14%)
Operating income	222,575	214,419	8,156	4%
Net interest expense (a)	(39,911)	(42,879)	2,968	7%
Extinguishment of debt	—	(15,020)	15,020	100%
Other income	3,029	2,916	113	4%
Income before taxes	185,693	159,436	26,257	16%
Equity in earnings of investees, net of taxes	15	251	(236)	(94%)
Income tax expense	55,702	51,395	(4,307)	(8%)
Net income	$130,006	$108,292	$21,714	20%
Statistical Metrics:
Aggregate Auction Sales (b)	$5,127,155	$4,473,625	$653,530	15%
Net Auction Sales (c)	$4,338,948	$3,809,656	$529,292	14%
Items sold at auction with a hammer price greater than $1 million	620	556	64	12%
Total hammer price of items sold at auction with a price greater than $1 million	$2,623,378	$2,128,199	$495,179	23%
Auction Commission Margin (d)	15.9%	16.3%	N/A	(2%)
Private Sales (e)	$1,179,038	$906,510	$272,528	30%
Consolidated Sales (f)	$6,336,831	$5,406,315	$930,516	17%
Average Loan Portfolio (g)	$433,619	$335,898	$97,721	29%
EBITDA (h)	$245,066	$220,640	$24,426	11%
EBITDA Margin (h)	28.7%	28.7%	N/A	—%

Legend:
(a)	Represents interest expense less interest income.
(b)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(c)	Represents the total hammer price of property sold at auction.
(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(e)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(f)	Represents the sum of Aggregate Auction Sales, Private Sales, and Principal revenues.
(g)	Represents the average loan portfolio of Sotheby's Finance segment.
(h)	See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.

Revenues
In 2013 and 2012, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
	2013	2012	$ Change	% Change
Agency revenues:
Auction commissions	$687,853	$622,391	$65,462	11%
Private sale commissions	88,171	74,632	13,539	18%
Auction guarantee and inventory activities	(2,186)	(1,623)	(563)	(35%)
Other Agency revenues*	19,801	21,831	(2,030)	(9%)
Total Agency revenues	793,639	717,231	76,408	11%
Other revenues:
Principal	30,638	26,180	4,458	17%
Finance	21,277	17,707	3,570	20%
License fees	6,902	6,124	778	13%
Other	1,222	1,250	(28)	(2%)
Total other revenues	60,039	51,261	8,778	17%
Total revenues	$853,678	$768,492	$85,186	11%

*
Includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues, and advertising revenues.

Agency Revenues
Agency revenues increased $76.4 million (11%) in 2013 primarily due to a $65.5 million (11%) increase in auction commission revenues, as well as a $13.5 million (18%) increase in private sale commission revenues. See the discussion below for an explanation of the significant factors contributing to the increase in Agency revenues versus 2012.
Auction Commission Revenues—In its role as auctioneer, Sotheby’s accepts property on consignment and matches sellers (also known as consignors) to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s auction commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of Net Auction Sales.
Auction commission revenues increased $65.5 million (11%) in 2013 due to a $529 million (14%) increase in Net Auction Sales offset by a decrease in Auction Commission Margin from 16.3% to 15.9%. See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these statistical metrics.
Net Auction Sales—Net Auction Sales increased $529.3 million (14%) in 2013 as a result of growth in a number of key collecting categories. Sales of Asian Art improved $257 million (44%) due to Sotheby's inaugural evening sale in Hong Kong, which took place in the fourth quarter of 2013 as part of the 40th anniversary celebration of Sotheby's Hong Kong, as well as an increase in other sales of Asian Art. Also contributing to the increase in Net Auction Sales versus the prior year are increased sales of Impressionist, Modern and Contemporary Art ($175 million) and Jewelry ($69 million).

Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin.
Auction Commission Margin may be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment. Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. (See Note 18 of Notes to Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.)
In order to enhance revenue and strengthen Auction Commission Margin, Sotheby's enacted a change to its buyer's premium rate structure that became effective on March 15, 2013. In salesrooms in the U.S., the buyer's premium was increased to 25% of the hammer price on the first $100,000; 20% of the hammer price above $100,000 up to and including $2,000,000; and 12% of any remaining amount over $2,000,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds were translated into an equivalent fixed local currency amount. Prior to March 15, 2013, in U.S. salesrooms, the buyer's premium rate structure was 25% of the first $50,000 of hammer price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount over $1 million.
Auction Commission Margin decreased from 16.3% to 15.9% in 2013 principally due to competitive pressures which resulted in a higher level of buyer's premium shared with consignors. However, the impact of the competitive environment on Auction Commission Margin was mitigated to a large extent by the buyer's premium rate increase which contributed approximately $44.6 million in auction commission revenues.
Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby’s acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Private sale commissions can vary from period to period, due in part to the timing of when sale transactions are initiated and completed. Private sale commission revenues increased $13.5 million (18%) in 2013 due to 30% growth in the aggregate value of transactions resulting from a higher volume of completed transactions and a higher average sales price per transaction.
Principal Revenues and Cost of Principal Revenues
Principal revenues includes proceeds from the sale of property that has been purchased opportunistically by Sotheby's, as well as revenues from the sale of Noortman Master Paintings (or "NMP") inventory. To a lesser extent, Principal revenues also include retail wine sales and commissions earned by NMP from the brokering of private art sales. The cost of Principal revenues includes the net book value of property sold during the period and any writedowns to the carrying value of Principal inventory.
In recent years, NMP was adversely impacted by shifts in the collecting tastes of its clients and faced increased challenges in sourcing and successfully selling the categories of Old Master Paintings that traditionally formed the heart of its business. In the third quarter of 2011, management initiated a plan to restructure NMP’s business and sales strategy, but those efforts were not successful in reversing this trend. As a result, on December 31, 2013, NMP’s remaining office in London was closed. Management is currently executing its sale plans for NMP’s remaining inventory. As of December 31, 2013, the carrying value of NMP's remaining inventory was $11.1 million.
The table below summarizes Principal revenues, the cost of Principal revenues, and the resulting gross profit for 2013 and 2012 (in thousands of dollars):

			Favorable/(Unfavorable)
	2013	2012	$ Change	% Change
Principal revenues	$30,638	$26,180	$4,458	17%
Cost of Principal revenues	(30,307)	(21,118)	(9,189)	(44%)
Principal gross profit	$331	$5,062	$(4,731)	(93%)
In 2013, Principal segment results were significantly impacted by a $2.9 million increase in inventory writedowns largely resulting from $4.4 million in writedowns related to NMP. Also, although current year results include the sale of the most significant item in NMP's inventory, resulting in a gross profit of $1.6 million, the comparison of Principal segment results to the prior period is unfavorably impacted by a few significantly profitable sales of items purchased for investment purposes that were completed in the fourth quarter of 2012.

Finance Revenues
Finance revenues increased $3.6 million (20%) in 2013 due to a $97.7 million (29%) increase in the average loan portfolio balance, partially offset by a higher proportion of short-term non-interest bearing consignor advances outstanding during the period and a slight decrease in LIBOR, which is the base rate for interest-bearing loans. The growth in the loan portfolio is attributable to a number of factors, including an increase in client demand for art-related financing, the improved global reach of Sotheby's art-financing business, and an increase in term loans made to refinance clients' auction and private sale purchases. (See Note 5 of Notes to Consolidated Financial Statements for information related to Finance segment loans.)
(Note: For the purposes of MD&A, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Agency segment, which are eliminated in consolidation. See Note 4 of Notes to Consolidated Financial Statements.)
Expenses
In 2013 and 2012, expenses consisted of the following (in thousands of dollars):

	2013		2012		Favorable / (Unfavorable)
	$	% of total	$	% of total	$ Change	% Change
Agency direct costs	$84,594	13%	$65,665	12%	$(18,929)	(29%)
Cost of Principal revenues	30,307	5%	21,118	4%	(9,189)	(44%)
Marketing	22,487	4%	17,857	3%	(4,630)	(26%)
Salaries and related	297,450	47%	273,273	49%	(24,177)	(9%)
General and administrative	176,830	28%	158,220	29%	(18,610)	(12%)
Depreciation and amortization	19,435	3%	17,942	3%	(1,493)	(8%)
Restructuring charges, net	—	—%	(2)	—%	(2)	100%
Total expenses	$631,103		$554,073		$(77,030)	(14%)
The increase in expenses in 2013 is largely due to an increase in the volume and the composition of Sotheby’s auction and private sales, costs associated with Sotheby’s multi-year strategic initiatives, and inflationary pressures across most expense categories. See the discussion below for an explanation of the significant factors impacting the comparison of each expense category between 2013 and 2012.
Management has recently completed a review of its cost structure and has identified opportunities for cost savings in 2014 across various categories of expenses including professional fees and other general and administrative expenses, auction direct costs, and marketing expenses. (See "Agency Direct Costs," "Marketing Expenses," and "General and Administrative Expenses" below for additional information. Also, see statement on Forward Looking Statements.)

Agency Direct Costs
In 2013 and 2012, Agency direct costs consisted of the following (in thousands of dollars):

	2013		2012		Favorable/ (Unfavorable)
	$	% of Net Auction Sales	$	% of Net Auction Sales	$ Change	% Change
Auction direct costs:
Sale marketing	$32,946	0.76%	$26,160	0.69%	$(6,786)	(26%)
Shipping	12,912	0.30%	10,816	0.28%	(2,096)	(19%)
Sale venue	14,532	0.33%	10,802	0.28%	(3,730)	(35%)
Other	16,688	0.38%	12,948	0.34%	(3,740)	(29%)
Total auction direct costs	77,078	1.78%	60,726	1.59%	(16,352)	(27%)
Private sale expenses	7,516		4,939		(2,577)	(52%)
Total Agency direct costs	$84,594		$65,665		$(18,929)	(29%)
See the discussion below for an explanation of the significant factors impacting the comparison of Agency direct costs between 2013 and 2012.
Auction Direct Costs—A large portion of auction direct costs relate to sale marketing expenses such as catalogue production and distribution, advertising and promotion costs, and traveling exhibition costs. To a lesser extent, auction direct costs also include the cost of shipping property, sale venue costs, and other direct costs such as debit and credit card processing fees. The level of auction direct costs incurred in a period is generally dependent upon the volume and composition of Sotheby's auction sale offerings. For example, direct costs attributable to auctions of single-owner or other high-value collections are typically higher than those associated with standard various-owner auctions, mainly due to higher promotional costs for catalogues, special events, and traveling exhibitions, as well as higher shipping expenses. Auction direct costs increased $16.4 million (27%) in 2013 primarily as a result of the level and composition of Sotheby's auction sales during the period.
Management expects to reduce auction direct costs as a percentage of Net Auction Sales by approximately 10 basis points in 2014 as a result of increased efficiencies and enhanced spending controls that will be implemented across all categories of spending. A reduction in the rate of spending of this magnitude would equate to approximately $5 million in savings, assuming a similar level of Net Auction Sales as 2013. (See statement on Forward Looking Statements.)
Private sale expenses—Private sale expenses consist largely of sale marketing and exhibition costs. Private sale expenses increased $2.6 million (52%) in 2013 due to an increase in the volume and value of transactions completed during the year, as well as an increase in the number of private sale exhibitions, due in part to the opening of Sotheby's S|2 gallery in London and exhibitions conducted in Beijing.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of costs associated with corporate marketing activities, client service initiatives, and strategic sponsorships of cultural institutions. Marketing expenses increased by $4.6 million (26%) in 2013 primarily due to an increase in sponsorships of museums and other cultural institutions, client engagement programs, and other brand promotion activities.
Management expects to reduce marketing expenses by approximately $4 million, or 17%, in 2014, reflecting a more targeted approach to spending on Sotheby’s core strategic priorities, including initiatives to engage its most important clients, outreach programs to clients in China and other new markets, museum sponsorships, and other donations. In addition, less strategic components of marketing expenses will be dramatically reduced or eliminated entirely. (See statement on Forward Looking Statements.)

Salaries and Related Costs
In 2013 and 2012, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Full-time salaries	$142,503	$133,214	$(9,289)	(7%)
Incentive compensation expense	58,573	54,916	(3,657)	(7%)
Share-based payment expense	22,350	19,240	(3,110)	(16%)
Payroll taxes	21,992	20,319	(1,673)	(8%)
Employee benefits	32,415	24,541	(7,874)	(32%)
Labor union severance costs	—	4,375	4,375	100%
Other compensation expense *	19,617	16,668	(2,949)	(18%)
Total salaries and related costs	$297,450	$273,273	$(24,177)	(9%)
Statistical Metric:
Salaries and related costs as a % of revenues	34.8%	35.6%	N/A	2%

*	Principally includes the cost of temporary labor and overtime, and expenses related to certain retention-based, new-hire, and other employment arrangements.
See the discussion below for an explanation of the significant factors impacting the comparison of the various elements of salaries and related costs between 2013 and 2012.
Full-Time Salaries—Full-time salaries increased $9.3 million (7%) in 2013 due to headcount and salary increases, which were implemented, in part, to support the growth of Sotheby's Hong Kong operations and the development of mainland China initiatives.
In 2014, management expects that full-time salaries will increase by approximately 7% to 8%, due to the full-year impact of mid-year strategic headcount and salary increases in 2013, as well as targeted salary increases that are expected to take effect in 2014. (See statement on Forward Looking Statements.)
Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's incentive compensation program. The amount of incentive compensation awarded under this program is largely dependent upon the level of Sotheby's earnings, as measured by EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby's full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for brokering certain eligible private sale transactions. Incentive compensation increased $3.7 million (7%) in 2013 due to the higher level of Sotheby's earnings relative to the prior year and an improvement in private sale commission revenues in the period.
Share-Based Payment Expense—Share-based payment expense consists of amortization expense related to performance-based equity compensation awards, restricted stock units, and stock options. Equity compensation awards are granted in the first quarter of the year principally in connection with Sotheby's incentive compensation program. Accordingly, the value awarded is generally dependent upon Sotheby’s financial results for the year prior to the grant date. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of shares ultimately expected to vest as a result of employee service. In addition, for performance-based equity compensation awards, the amount and timing of expense recognition is significantly impacted by management’s quarterly assessment of the likelihood and timing of achieving certain profitability targets. Share-based payment expense increased $3.1 million (16%) in 2013, reflecting management's assessment of the likelihood that performance-based equity compensation awards will vest. (See Note 14 of Notes to Consolidated Financial Statements for additional information related to Sotheby’s share-based compensation programs.)

Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to the U.K. Pension Plan, a defined benefit pension plan, is significantly influenced by interest rates, investment performance in the debt and equity markets, and various actuarial assumptions. Also, the amount recorded in a period for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. On a consolidated basis, the cost increases (decreases) related to the DCP liability are largely offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Consolidated Income Statements within other income (expense).
Employee benefit costs increased $7.9 million (32%) in 2013 due in part to a $3 million increase in non-union employee severance costs, which was primarily the result of the termination of certain senior employees during the year. The higher level of employee benefit costs is also attributable to the overall increase in headcount and compensation levels during the year, a $1.9 million improvement in DCP investment performance which increases employee benefit costs, and a $1.6 million decrease in the net credit associated with the U.K. Pension Plan due to the amortization of prior year actuarial losses.
In 2014, the net credit associated with the U.K. Pension Plan is expected to decrease by approximately $0.5 million primarily due to an increase in the required amortization of prior year actuarial losses. (See "Critical Accounting Estimates" above and statement on Forward Looking Statements.)
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
Other Compensation Expense—Other compensation expense typically includes the cost of temporary labor and overtime, as well as the amortization of expense related to certain retention-based, new-hire and other employment arrangements. Other compensation expense increased $2.9 million (18%) in 2013 primarily as a result of a higher level of expense associated with such employment arrangements.
General and Administrative Expenses
In 2013 and 2012, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Professional fees	$62,996	$55,847	$(7,149)	(13%)
Facilities-related expenses	46,920	45,127	(1,793)	(4%)
Travel and entertainment	30,788	27,706	(3,082)	(11%)
Telecommunication and technology	9,057	10,224	1,167	11%
Insurance	6,252	5,832	(420)	(7%)
Other indirect expenses*	20,817	13,484	(7,333)	(54%)
Total general and administrative expenses	$176,830	$158,220	$(18,610)	(12%)
* Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts, and other miscellaneous indirect costs.
See the discussion below for an explanation of the significant factors impacting the comparison of the various elements of general and administrative expenses between 2013 and 2012.

Professional fees—Professional fees principally include legal, audit and other compliance-related fees, Board of Director fees, and business consulting costs, as well as the costs associated with certain outsourced functions. Professional fees increased $7.1 million (13%) in 2013 largely due to a higher level of technology and other business consulting costs incurred in support of Sotheby's multi-year client service and business growth initiatives, most notably the enhancement of Sotheby's digital media offerings.
Management expects to reduce professional fees by approximately $9 million, or 15%, in 2014, principally as a result of negotiated reductions in rates and a reduced scope of services. Management also expects spending reductions of approximately $4 million across other categories of general and administrative expenses. (See statement on Forward Looking Statements.)
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. Facilities-related expenses increased $1.8 million (4%) in 2013 primarily due to rent expense associated with Sotheby's new S|2 private sale exhibition gallery in London, as well as higher maintenance costs particularly for Sotheby's 1334 York Avenue headquarters in New York, where several significant repairs were necessary during the year. The increase in facilities-related expenses is partially offset by a $1 million decrease in security costs, as the prior year included costs incurred in order to minimize the business disruption associated with the lockout of Sotheby's unionized property handlers in New York, which ended on May 31, 2012.
Travel and entertainment—Travel and entertainment includes costs related to business travel by Sotheby's staff and client entertainment. Travel and entertainment expense increased $3.1 million (11%) in 2013 primarily due to increased travel in pursuit of business opportunities.
Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts, and other miscellaneous indirect costs. Other indirect expenses increased $7.3 million (54%) in 2013 primarily due to a higher level of client goodwill gestures and claims, including a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013. The comparison to the prior year is also unfavorably impacted by a $1.4 million reduction to general and administrative expenses recorded in 2012 as a result of the reversal of a portion of Sotheby's liability for sales, use, and other indirect tax contingencies.
Net Interest Expense
Net interest expense decreased $3 million (7%) in 2013 primarily due to the repayment of Sotheby's 3.125% Convertible Notes (the "Convertible Notes") upon their maturity in June 2013, partially offset by incremental interest expense resulting from the September 2012 issuance of $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). Also impacting the comparison of net interest expense to the prior period is $1 million of interest income recognized in the second quarter of 2013 upon the collection of a previously delinquent client account.
As part of its recently completed Capital Allocation and Financial Policy Review, management has established separate capital structures and financial policies for its Agency and Finance segments. The capital structure of the Finance segment will provide for the debt funding of loans through a dedicated revolving credit facility to reduce the cost of capital and enhance returns in support of efforts to achieve a targeted 20% return on equity. Accordingly, the level of interest charges that will be incurred in 2014 will be dependent, in part, on the level of debt funding of the Finance segment loan portfolio. (See "Capital Allocation and Financial Policy Review" and "Liquidity and Capital Resources." Also, see statement on Forward Looking Statements.)
Extinguishment of Debt
On November 23, 2012, Sotheby's redeemed all of its outstanding Senior Notes ($80 million) that were due in June 2015 (the "2015 Senior Notes") for a redemption price of $96.7 million, which included $2.7 million in accrued interest and a $14 million redemption premium. The redemption of the 2015 Senior Notes resulted in a loss of $15 million, which included the write-off of approximately $1 million in unamortized debt issuance costs and discounts. (See Note 10 of Notes to Consolidated Financial Statements for information related to Sotheby's long-term debt.)

Income Tax Expense
Sotheby's effective income tax rate was approximately 30% in 2013, compared to approximately 32.2% in 2012. The 2013 effective income tax rate was influenced by a number of factors. In the second quarter of 2013, a $6.8 million income tax benefit was recorded, net of a related liability recognized for uncertain tax benefits, for a worthless stock deduction Sotheby’s intends to claim on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary. Several developments occurred during 2013 that impacted the future value of this subsidiary, making it clear that Sotheby’s had met the criteria for claiming a worthless stock deduction in 2013. These developments included the revaluation of several significant items held in the subsidiary's inventory, as well as the decision to close the subsidiary’s remaining office. In addition, in the fourth quarter of 2013, net income tax expense of $8.7 million was recorded as a result of management’s decision to repatriate $250 million of accumulated foreign earnings of Sotheby’s subsidiaries in Switzerland ($120 million), the U.K. ($105 million), and Hong Kong ($25 million) to help fund a $300 million special dividend payable to shareholders in 2014. Management had intended that the $250 million in foreign earnings would be indefinitely reinvested outside of the U.S., and would therefore not be subject to U.S. income taxes, based on its projections and planned uses of foreign earnings. However, based on the conclusions reached in January 2014 as a result of the Capital Allocation and Financial Policy Review (see below), management and the Board of Directors determined that it is appropriate to repatriate these funds. The income tax expense that was recognized in the fourth quarter of 2013 as a result of this planned repatriation of foreign earnings was recorded net of the reversal of a valuation allowance against certain foreign tax credits which management determined were more likely than not to be realized as a result of the planned repatriation. (See Notes 11 and 12 of Notes to Consolidated Financial Statements.)
Based on current projections and planned uses of foreign earnings (including the planned repatriation discussed above), management believes that all other accumulated foreign earnings as of December 31, 2013 will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or commitments. However, as a result of the Capital Allocation and Financial Policy Review concluded in January 2014 (see below) and current projections and planned uses of foreign cash balances, management has determined that, beginning in 2014, the current earnings of its foreign subsidiaries will not be indefinitely reinvested. As a result, the recognition of deferred taxes on such earnings will increase the 2014 effective income tax rate. (See statement on Forward Looking Statements.)
Sotheby's effective income tax rate is also influenced by the level and mix of earnings and losses by taxing jurisdiction in combination with the differences between the applicable U.S. and foreign tax rates. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. This is particularly true in countries where Sotheby’s has significant auction operations, including the U.K., Hong Kong, and Switzerland, where the statutory income tax rates are approximately 23%, 17%, and 23%, respectively. In 2013, the pre-tax income related to the U.K., Hong Kong, and Switzerland was $28.8 million, $38.2 million, and $19.4 million, respectively, which cumulatively comprised 61% of foreign pre-tax income and 47% of consolidated pre-tax income. In 2012, pre-tax income related to the U.K., Hong Kong, and Switzerland was $55.3 million, $17.5 million, and $17.0 million, respectively, which cumulatively comprised 73% of foreign pre-tax income and 56% of consolidated pre-tax income.
American Taxpayer Relief Act of 2012—The American Taxpayer Relief Act of 2012 (the “U.S. Act”) was enacted on January 2, 2013. The U.S. Act, among other things, reinstated, retroactive to January 1, 2012, certain expired tax provisions relating to the U.S. tax treatment of deemed income earned by foreign subsidiaries. The change in tax law, including the retroactive effect, did not have a material impact on Sotheby’s 2013 results. The tax provisions relating to the U.S. tax treatment of deemed income earned by foreign subsidiaries have expired for all taxable years beginning after December 31, 2013. Unless extended retroactively, the expiration of these provisions could increase Sotheby’s effective tax rate beginning in 2014.
U.K. Finance Act 2013—The U.K. Finance Act 2013 (“the U.K. Act”) was enacted on July 17, 2013. The U.K. Act, among other things, reduced the U.K. statutory income tax rate from 23% to 21%, effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. This legislation did not have a material impact on Sotheby's 2013 results and is not expected to have a material impact on Sotheby’s 2014 or 2015 results.
(See Part I, Item 1A, "Risk Factors," as well as Notes 11 and 12 of Notes to Consolidated Financial Statements)

Reconciliation of Non-GAAP Financial Measures
The following is a reconciliation of net income to EBITDA for 2013 and 2012 (in thousands of dollars):

	2013	2012
Net income	$130,006	$108,292
Income tax expense	55,702	51,395
Income tax expense related to equity investees	12	132
Interest income	(2,801)	(1,550)
Interest expense	42,712	44,429
Depreciation and amortization	19,435	17,942
EBITDA	$245,066	$220,640
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
This discussion should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements, which provides financial information about Sotheby's segments.
Overview
In 2012, Sotheby’s reported net income of $108.3 million, a $63.1 million (37%) decrease when compared to 2011. This decrease was primarily attributable to a $79.4 million (11%) decline in auction commission revenues resulting from a 10% reduction in Net Auction Sales, as 2011 included an unprecedented level of sales from single-owner collections. The decline in auction commission revenues was partially offset by a $6.8 million (10%) improvement in private sale commission revenues due to higher transaction volume and a $5.7 million (47%) increase in Finance segment revenues attributable to increased demand for art-related financing and the improved global reach of Sotheby's art-financing business.
The comparison of 2012 net income to 2011 was also unfavorably impacted by a bond redemption loss of $15 million ($8.3 million after taxes) incurred in the fourth quarter of 2012, as well as a non-recurring $13.6 million tax benefit recognized in 2011 resulting from the reversal of a valuation allowance against certain of Sotheby's deferred tax assets.
See the discussion below for greater detail on the significant factors impacting Sotheby’s 2012 results and the comparison to 2011.

Results of Operations for the Years Ended December 31, 2012 and 2011
The table below presents a summary of Sotheby’s results of operations for 2012 and 2011, as well as a comparison between the two years (in thousands of dollars):

			Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Revenues:
Agency	$717,231	$791,738	$(74,507)	(9%)
Principal	26,180	21,790	4,390	20%
Finance	17,707	12,038	5,669	47%
License fees	6,124	5,228	896	17%
Other	1,250	1,042	208	20%
Total revenues	768,492	831,836	(63,344)	(8%)
Expenses *	554,073	560,365	6,292	1%
Operating income	214,419	271,471	(57,052)	(21%)
Net interest expense (a)	(42,879)	(37,496)	(5,383)	(14%)
Extinguishment of debt	(15,020)	(1,529)	(13,491)	(882%)
Other income (expense)	2,916	(1,057)	3,973	N/A
Income before taxes	159,436	231,389	(71,953)	(31%)
Equity in earnings of investees, net of taxes	251	59	192	325%
Income tax expense	51,395	60,032	8,637	14%
Net income	$108,292	$171,416	$(63,124)	(37%)
Statistical Metrics:
Aggregate Auction Sales (b)	$4,473,625	$4,986,639	$(513,014)	(10%)
Net Auction Sales (c)	$3,809,656	$4,240,573	$(430,917)	(10%)
Items sold at auction with a hammer price greater than $1 million	556	685	(129)	(19%)
Total hammer price of items sold at auction with a price greater than $1 million	$2,128,199	$2,307,648	$(179,449)	(8%)
Auction Commission Margin (d)	16.3%	16.6%	N/A	(2%)
Private Sales (e)	$906,510	$814,581	$91,929	11%
Consolidated Sales (f)	$5,406,315	$5,823,010	$(416,695)	(7%)
Average Loan Portfolio (g)	$335,898	$219,785	$116,113	53%
EBITDA (h)	$220,640	$286,596	$(65,956)	(23%)
EBITDA Margin (h)	28.7%	34.5%	N/A	(17%)

Legend:
*	Expenses for 2011 include net restructuring charges of $4.8 million.
(a)	Represents interest expense less interest income.
(b)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(c)	Represents the total hammer price of property sold at auction.
(d)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(e)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(f)	Represents the sum of Aggregate Auction Sales, Private Sales, and Principal revenues.
(g)	Represents the average loan portfolio of Sotheby's Finance segment.
(h)	See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.

Impact of Changes in Foreign Currency Exchange Rates
In 2012, changes in foreign currency exchange rates had a net unfavorable impact of approximately ($1.9) million on Sotheby's operating income principally due to a slight strengthening of the U.S. Dollar versus the Pound Sterling, as summarized in the following table (in thousands of dollars):

Favorable/(Unfavorable)
Total revenues	$(9,608)
Total expenses	7,721
Operating income	$(1,887)
Revenues
In 2012 and 2011, revenues consisted of the following (in thousands of dollars):

			Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Agency revenues:
Auction commissions	$622,391	$701,776	$(79,385)	(11%)
Private sale commissions	74,632	67,848	6,784	10%
Auction guarantee and inventory activities	(1,623)	125	(1,748)	N/A
Other Agency revenues *	21,831	21,989	(158)	(1%)
Total Agency revenues	717,231	791,738	(74,507)	(9%)
Other revenues:
Principal	26,180	21,790	4,390	20%
Finance	17,707	12,038	5,669	47%
License fees	6,124	5,228	896	17%
Other	1,250	1,042	208	20%
Total other revenues	51,261	40,098	11,163	28%
Total revenues	$768,492	$831,836	$(63,344)	(8%)

*
Includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues, and advertising revenues.

Agency Revenues
Agency revenues decreased $74.5 million (9%) in 2012 primarily due to a $79.4 million (11%) decline in auction commission revenues, partially offset by a $6.8 million (10%) increase in private sale commission revenues. See the discussion below for an explanation of the significant factors contributing to the decrease in Agency revenues versus 2011.
          Auction Commission Revenues—Auction commission revenues decreased $79.4 million (11%) due to a 10% decrease in Net Auction Sales and, to a much lesser extent, a decline in Auction Commission Margin. The decline in auction commission revenues in 2012 included the impact of unfavorable changes in foreign currency exchange rates, which contributed $8.1 million to the overall decrease. See “Net Auction Sales” and “Auction Commission Margin” below for a discussion of these statistical metrics.

Net Auction Sales—Net Auction Sales decreased $431 million (10%) in 2012 primarily due to a $464 million (58%) decline in sales attributable to single-owner collections, as 2011 included an unprecedented level of single-owner sales. Net Auction Sales were also unfavorably impacted by changes in foreign currency exchange rates, which contributed $42.8 million to the overall decrease. By major collecting category, the $431 million decrease in Net Auction Sales consisted of:

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

•
A $58 million (7%) improvement in sales of Impressionist and Modern Art. The auctions of Impressionist and Modern Art in New York in the second quarter of 2012 included the sale of Edvard Munch's The Scream for $107 million ($119.9 million, including buyer's premium).

•	A $193 million decline across a number of other collecting categories that included significant single-owner sales in 2011.
Auction Commission Margin—Auction Commission Margin decreased from 16.6% to 16.3% in 2012 principally due to sales mix, as there was a shift in the proportion of property sold in the various price bands of Sotheby's buyer's premium rate structure.
Private Sale Commission Revenues—Private sale commission revenues increased $6.8 million (10%) in 2012 due to an increase in the volume of sales transacted, particularly in the Contemporary Art collecting category.
Principal Revenues and Cost of Principal Revenues
The table below summarizes Principal revenues, the cost of Principal revenues, and the resulting gross profit (loss) for 2012 and 2011 (in thousands of dollars):

			Favorable/(Unfavorable)
	2012	2011	$ Change	% Change
Principal revenues	$26,180	$21,790	$4,390	20%
Cost of Principal revenues	(21,118)	(23,738)	2,620	11%
Principal gross profit (loss)	$5,062	$(1,948)	$7,010	N/A
In 2012, Principal segment results improved significantly primarily due to a substantial decrease in the level of inventory writedowns, which totaled $1.9 million in 2012 and $8.4 million in 2011. The 2011 writedowns were almost entirely the result of a shift in the selling strategy of NMP, as well as a general weakening of the private dealer market for certain categories of lower valued Old Master Paintings and a shift in the collecting tastes of NMP's clients. Also contributing to the improvement in Principal segment results was a higher level of profitable sales of artwork purchased for investment purposes.
Finance Revenues
Finance revenues increased $5.7 million (47%) in 2012 due to a $116.1 million (53%) increase in the average loan portfolio balance. The growth in the loan portfolio was attributable to increased demand for art-related financing associated with client liquidity needs, the improved global reach of Sotheby's art-financing business, and an increase in loans made to refinance clients' auction and private sale purchases. (See Note 5 of Notes to Consolidated Financial Statements for information related to Finance segment loans.)
(Note: For the purposes of MD&A, Finance revenues are presented on a consolidated basis and do not include intercompany revenues earned by the Finance segment from the Agency segment, which are eliminated in consolidation. See Note 4 of Notes to Consolidated Financial Statements.)

License Fee Revenues
License fee revenues increased $0.9 million (17%) in 2012 primarily due to a $0.5 million brand development fee earned in the third quarter of 2012 in connection with a new master franchise agreement entered into by Realogy Corporation to develop the Sotheby's International Realty brand in Australia's New South Wales market.
Expenses
In 2012 and 2011, expenses consisted of the following (in thousands of dollars):

	2012		2011		Favorable / (Unfavorable)
	$	% of total	$	% of total	$ Change	% Change
Agency direct costs	$65,665	12%	$69,507	12%	$3,842	6%
Cost of Principal revenues	21,118	4%	23,738	4%	2,620	11%
Marketing	17,857	3%	15,059	3%	(2,798)	(19%)
Salaries and related	273,273	49%	268,530	48%	(4,743)	(2%)
General and administrative	158,220	29%	161,097	29%	2,877	2%
Depreciation and amortization	17,942	3%	17,604	3%	(338)	(2%)
Restructuring charges, net	(2)	—%	4,830	1%	4,832	100%
Total expenses	$554,073		$560,365		$6,292	1%
Agency Direct Costs
In 2012 and 2011, Agency direct costs consisted of the following (in thousands of dollars):

	2012		2011		Favorable / (Unfavorable)
	$	% of Net Auction Sales	$	% of Net Auction Sales	$ Change	% Change
Auction direct costs:
Sale marketing	$26,160	0.69%	$27,425	0.65%	$1,265	5%
Shipping	10,816	0.28%	12,121	0.29%	1,305	11%
Sale venue	10,802	0.28%	11,599	0.27%	797	7%
Other	12,948	0.34%	14,273	0.34%	1,325	9%
Total auction direct costs	60,726	1.59%	65,418	1.54%	4,692	7%
Private sale expenses	4,939		4,089		(850)	(21%)
Total Agency direct costs	$65,665		$69,507		$3,842	6%
Agency direct costs decreased $3.8 million (6%) in 2012, reflecting the level and composition of Sotheby's auction sales and changes in foreign currency exchange rates, which contributed $0.8 million to the overall decrease. The overall decrease in Agency direct costs was partially offset by a non-recurring $0.9 million recovery recognized in the second quarter of 2011 related to the sale of an object that was subject to a previous property loss claim, as well as a $0.9 million increase in private sale expenses that was mostly attributable to two selling exhibitions conducted in Hong Kong in 2012, for which there were no comparable costs in 2011.
Marketing Expenses
Marketing expenses increased $2.8 million (19%) in 2012 largely due to brand promotion and regional marketing activities in Asia. In particular, management continued to focus on developing the Sotheby's brand in China, where Sotheby's incurred marketing expenses of $1.2 million for a brand promotion campaign, $0.4 million for the promotion of its joint venture with Beijing GeHua Art Company prior to its formation, and $0.3 million to promote its new gallery and expanded premises in Hong Kong, which opened in the second quarter of 2012.

Salaries and Related Costs
In 2012 and 2011, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2012	2011	$ Change	% Change
Full-time salaries	$133,214	$127,959	$(5,255)	(4%)
Incentive compensation expense	54,916	68,035	13,119	19%
Share-based payment expense	19,240	18,918	(322)	(2%)
Payroll taxes	20,319	20,722	403	2%
Employee benefits	24,541	14,858	(9,683)	(65%)
Labor union severance costs	4,375	—	(4,375)	N/A
Other compensation expense *	16,668	18,038	1,370	8%
Total salaries and related costs	$273,273	$268,530	$(4,743)	(2%)

Statistical Metric:
Salaries and related costs as a % of revenues	35.6%	32.3%	N/A	(10%)

*	Principally includes the cost of temporary labor and overtime, and expenses related to certain retention-based, new-hire, and other employment arrangements.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between 2012 and 2011.
Full-Time Salaries—Full-time salaries increased $5.3 million (4%) in 2012 primarily due to strategic headcount and salary increases, partially offset by the impact of changes in foreign currency exchange rates which reduced full-time salaries by $2.1 million.
Incentive Compensation—Incentive compensation expense decreased $13.1 million (19%) in 2012 predominantly due to the lower level of Sotheby's earnings relative to 2011.
Share-Based Payment Expense—Share-based payment expense increased $0.3 million (2%) in 2012, reflecting awards newly granted during the year and management's assessment of the likelihood that performance-based equity compensation awards will vest. (See Note 14 of Notes to Consolidated Financial Statements for additional information related to Sotheby’s share-based compensation programs.)
Employee Benefits—Employee benefit costs increased $9.7 million (65%) in 2012 due in part to significantly improved investment performance associated with the DCP, which increased employee benefit costs by $3.6 million. The comparison of employee benefit costs to 2011 was also negatively impacted by a $3.1 million increase in employee severance costs and a $2.7 million decrease in the net pension credit related to the U.K. Pension Plan resulting from a decrease in the expected long-term rate of return on plan assets from 7.7% to 6.3%, as well as the impact of the headcount and full-time salary increases discussed above. These increases were partially offset by a lower level of accrued costs related to Sotheby's U.S. retirement plans resulting from lower profit-sharing and incentive compensation-related accruals.
Labor Union Severance Costs—On May 31, 2012, Sotheby's and the union representing its property handlers agreed to a new collective bargaining agreement. In conjunction with the new collective bargaining agreement, Sotheby's offered severance benefits to the union members in exchange for the voluntary termination of their employment. The voluntary severance offer expired on July 20, 2012 with a total of 35 union members accepting, resulting in a charge of $4.4 million recognized in 2012. Management expects to recover a substantial portion of the total severance costs over the three years subsequent to 2012 as a result of cost savings associated with the new labor agreement. (See statement on Forward Looking Statements.)
Other Compensation Expense— Other compensation expense decreased $1.4 million (8%) in 2012 primarily due to lower temporary labor costs in London and New York, as well as lower amortization expense related to certain employment arrangements.

General and Administrative Expenses
In 2012 and 2011, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2012	2011	$ Change	% Change
Professional fees	$55,847	$51,006	$(4,841)	(9%)
Facilities-related expenses	45,127	42,644	(2,483)	(6%)
Travel and entertainment	27,706	27,551	(155)	(1%)
Telecommunication and technology	10,224	9,289	(935)	(10%)
Insurance	5,832	5,817	(15)	—%
Other indirect expenses*	13,484	24,790	11,306	46%
Total general and administrative expenses	$158,220	$161,097	$2,877	2%
* Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts, and other miscellaneous indirect costs.
General and administrative expenses decreased $2.9 million (2%) in 2012. The decline in general and administrative expenses versus 2011 included the impact of favorable changes in foreign currency exchange rates, which contributed $2.1 million to the overall decrease.
The comparison of general and administrative expenses, and in particular other indirect expenses, between the two periods was significantly influenced by a $4.9 million liability recorded in the fourth quarter of 2011 related to sales tax matters and subsequent adjustments recorded in 2012, which resulted in a net reduction to general and administrative expenses of $1.4 million. Additionally, in 2012, Sotheby's experienced a reduction in litigation-related charges and client goodwill gestures, as well as a lower level of bad debt expense as 2011 included losses related to uncollectible auction receivables which were not repeated in 2012.
The overall decrease in general and administrative expenses was largely offset by a $4.8 million (9%) increase in professional fees, primarily attributable to a higher level of consulting fees in support of Sotheby's strategic and corporate initiatives, as well as a higher level of legal fees and technology consulting costs. Additionally, in 2012, facilities-related expenses increased $2.5 million primarily as a result of higher rent expense associated with Sotheby's expanded premises in Hong Kong, and telecommunication and technology costs increased $0.9 million (10%), primarily in support of the sothebys.com website.
Net Interest Expense
Net interest expense increased $5.4 million (14%) in 2012 primarily due to incremental interest expense resulting from the September 2012 issuance of $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022. A portion of the net proceeds from the issuance of the 2022 Senior Notes was used to redeem all of the outstanding ($80 million) 7.75% Senior Notes, due June 2015, on November 23, 2012 for a redemption price of $96.7 million (see "Extinguishment of Debt" below). The comparison of interest expense to 2011 was also influenced by $2.2 million of non-recurring interest income recognized in the first quarter of 2011 as a result of the resolution of a legal matter related to a delinquent client account.
Extinguishment of Debt
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
(See Note 10 of Notes to Consolidated Financial Statements for information related to Sotheby's long-term debt.)

Other Income (Expense)
In 2012, Sotheby's results included other income of $2.9 million as compared to other expense of ($1.1) million in 2011. The favorable comparison versus 2011 was largely the result of the investment performance of the trust assets related to Sotheby's DCP liability, which resulted in a gain of $2.4 million in 2012 and a loss of ($1.3) million in 2011. On a consolidated basis, gains and losses in the trust assets related to the DCP were largely offset by corresponding increases (decreases) in the value of the DCP liability, which were recorded within employee benefits costs (see “Salaries and Related Expenses” above).
Income Tax Expense
Sotheby's effective income tax rate was approximately 32% in 2012, compared to approximately 26% in 2011. The increase in the effective income tax rate was primarily the result of the reversal of a $13.6 million valuation allowance against certain state and local deferred tax assets in 2011 for which there is no comparable benefit recognized in 2012. Also impacting the comparison of the effective income tax rate to 2011 was an increase in the amount of deemed income from foreign subsidiaries that was taxable in the U.S., as well as the recording of a valuation allowance against foreign tax credits and foreign net operating losses. The overall increase in the 2012 effective income tax rate was partially offset by a reduction in Sotheby's state income tax expense for prior years as a result of the filing of amended tax returns.
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
(See Part I, Item 1A, “Risk Factors,” as well as Notes 11 and 12 of Notes to Consolidated Financial Statements.)
Reconciliation of Non-GAAP Financial Measures
The following is a reconciliation of net income to EBITDA for 2012 and 2011 (in thousands of dollars):

	2012	2011
Net income	$108,292	$171,416
Income tax expense	51,395	60,032
Income tax expense related to equity investees	132	48
Interest income	(1,550)	(4,002)
Interest expense	44,429	41,498
Depreciation and amortization	17,942	17,604
EBITDA	$220,640	$286,596

FINANCIAL CONDITION AS OF DECEMBER 31, 2013
This discussion should be read in conjunction with the Consolidated Statements of Cash Flows for the year ended December 31, 2013. In 2013, cash and cash equivalents decreased $47 million to $721.3 million primarily due to the factors discussed below.
Net Cash Provided by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 5 of Notes to Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly accounting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to auction and private sale buyers and the level of such extended payment terms for auctions can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in an annual period is also a function of its net income, the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related receivables and payables.
In 2013, net cash provided by operating activities of $237.4 million is principally attributable to Sotheby's net income of $130 million earned in the period and a net cash inflow of $104.8 million associated with the settlement of auction and private sale transactions during the period. In particular, Sotheby's collected a substantial portion of the sales proceeds for certain high-value sales occurring late in 2013 for which the payment to the consignor was not made until early in 2014. These net cash inflows are partially offset by inventory additions (see Note 6 of Notes to Consolidated Financial Statements) and $20.3 million in contributions to the U.K. Pension Plan, which includes $18 million funded in October 2013 in respect to the recently completed statutory triennial funding valuation of the plan. This contribution satisfied the resulting statutory funding deficit in full.
Net Cash Used by Investing Activities—Net cash used by investing activities of $91.1 million is principally attributable to a $70.2 million net increase in client loans, reflecting the continued growth of Sotheby's art lending activities. Also contributing to the net cash outflows from investing activities are capital expenditures of $23.5 million, which include investments in the new S|2 private sale gallery in London and expenditures to enhance Sotheby's auction premises in Paris.
Net Cash Used by Financing Activities—Net cash used by financing activities of $202.3 million reflects the settlement of the Convertible Notes and the related Convertible Note Hedges in the second quarter, resulting in a net cash outflow of $181.9 million (see Note 10 of Notes to Consolidated Financial Statements). To a much lesser extent, the net cash used by financing activities is the result of the funding of quarterly dividend payments ($13.8 million) and payments made to settle employee tax obligations related to share-based payments ($11.4 million), partially offset by proceeds received from the exercise of employee stock options ($4 million) and excess tax benefits associated with share-based payments ($3.5 million).

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of December 31, 2013 (in thousands of dollars):

	Payments Due by Year
	Total	2014	2015 to 2016	2017 to 2018	Thereafter
York Property Mortgage (1):
Principal payments	$224,054	$3,630	$220,424	$—	$—
Interest payments	19,468	12,374	7,094		—
Sub-total	243,522	16,004	227,518	—	—
2022 Senior Notes (1):
Principal payments	300,000	—	—	—	300,000
Interest payments	141,750	15,750	31,500	31,500	63,000
Sub-total	441,750	15,750	31,500	31,500	363,000
Other commitments:
Operating lease obligations (2)	104,538	17,436	30,125	17,686	39,291
Employment arrangements (3)	15,258	8,122	5,928	1,208	—
Auction guarantees (4)	33,500	33,500	—	—	—
Unfunded loan commitments (5)	27,289	27,289	—	—	—
Uncertain tax positions (6)	—	—	—	—	—
Sub-total	180,585	86,347	36,053	18,894	39,291
Total	$865,857	$118,101	$295,071	$50,394	$402,291

(1)	See Note 10 of Notes to Consolidated Financial Statements for information related to the York Property Mortgage and the 2022 Senior Notes.

(2)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.

(3)
These amounts represent the remaining commitment for future salaries and other cash compensation related to employment arrangements with certain senior employees, excluding any participation in Sotheby’s incentive compensation and share-based payment programs. (See Note 16 of Notes to Consolidated Financial Statements.)

(4)	Represents the amount of auction guarantees outstanding ($61.5 million) net of amounts advanced ($28 million) as of December 31, 2013. (See Note 18 of Notes to Consolidated Financial Statements.)

(5)	Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Consolidated Financial Statements.)

(6)
Excludes the $27 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on Sotheby's balance sheet as of December 31, 2013. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 12 of Notes to Consolidated Financial Statements.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements: (i) see Note 5 of Notes to Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments, (ii) see Note 16 of Notes to Consolidated Financial Statements, which discusses a guarantee of collection issued to a consignor, and (iii) see Note 18 of Notes to Consolidated Financial Statements, which discusses auction guarantees.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 19 of Notes to Consolidated Financial Statements.
CONTINGENCIES
For information related to contingencies: (i) see Note 7 of Notes to Consolidated Financial Statements, which discusses a contingent obligation related to Sotheby's interest in an equity method investment, (ii) see Note 12 of Notes to Consolidated Financial Statements, which discusses income tax contingencies, (iii) see Note 16 of Notes to Consolidated Financial Statements, which discusses legal and other tax contingencies, and (iv) see Note 18 of Notes to Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 12 of Notes to Consolidated Financial Statements.
CAPITAL ALLOCATION AND FINANCIAL POLICY REVIEW
On September 11, 2013, Sotheby's announced that it was conducting a thorough review of its capital allocation and financial policies in connection with its ongoing commitment to explore opportunities to enhance shareholder value, including potential strategies to return capital to its shareholders (the “Capital Allocation Review” or “CAR”). The CAR, which commenced in October 2013 and concluded in January 2014, included:

•	An assessment of Sotheby’s historical performance through the art market cycle;

•	An evaluation of Sotheby’s current and optimal capital structure;

•	An identification of the capital required to support Sotheby’s business;

•	An analysis and review of Sotheby’s real estate holdings;

•	A consideration of the funding requirements for Sotheby’s strategic initiatives; and

•	The development of alternatives for the return of capital to shareholders.
The results of the CAR, which are outlined below, were announced on January 29, 2014 and were the product of a thorough review by Sotheby’s Board of Directors and management, along with input and feedback from Sotheby’s shareholders.
Capital Structure and Financial Policy—Management has established separate capital structures and financial policies for its Agency and Finance segments. The capital structure of the Agency segment was developed to provide adequate liquidity to support business requirements, pursue business opportunities and growth initiatives (including Principal segment inventory purchases), as well as to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. Management will target an Adjusted Debt to EBITDA1 ratio of 3.5x to 4.0x and a 15% return on strategic investments for the Agency segment. The capital structure of the Finance segment will provide for the debt funding of loans through a dedicated revolving credit facility (see "Revolving Credit Facility" within "Liquidity and Capital Resources" below). The debt funding of loans will reduce the Finance segment's cost of capital and enhance returns in support of efforts to achieve a targeted 20% return on equity. Cash balances will also be used to fund a portion of the Finance segment loan portfolio, as appropriate.
___________________________________
1 EBITDA is a non-GAAP financial measure. Adjusted Debt to EBITDA would reflect typical ratings agency adjustments to both debt and EBITDA for debt-like items, such as underfunded pensions and operating leases.

Return of Excess Liquidity to Shareholders—After allocating the requisite capital to support business-generating activities, growth initiatives, and protection against downside risk, a total of $325 million of current excess liquidity will be returned to shareholders through a special dividend of $300 million, approximately $4.34 per share, payable on March 17, 2014 to shareholders of record as of February 12, 2014, and, as discussed in more detail below, approximately $25 million through Common Stock repurchases to be made by the end of 2014. (See "Cash and Cash Equivalents" within "Liquidity and Capital Resources" below for a discussion of the funding of the $300 million special dividend.)
Common Stock Repurchase Program—In addition to the initial return of capital to shareholders through the $300 million special dividend, Sotheby’s Board of Directors has authorized a five-year, $150 million Common Stock repurchase program that management will implement principally to offset the annual vesting of employee share-based payments. Management expects that Common Stock repurchases of approximately $25 million will be made by the end of 2014. (See statement on Forward Looking Statements.)
Debt Financing of Finance Segment Loan Portfolio—Upon the establishment of the Finance segment's dedicated revolving credit facility on February 13, 2014, the Finance segment had a maximum borrowing capacity of $450 million, of which $170 million was immediately drawn and used to repay approximately $146 million in intercompany debt owed to the Agency segment. Over the next 12 to 24 months, Sotheby's will debt finance new loans as the book of existing loans matures, which management estimates may yield additional capital of $150 million to $200 million to be returned to shareholders, assuming the loan portfolio remains at current levels. (See statement on Forward Looking Statements.)
Real Estate—Management initiated a review of Sotheby’s real estate holdings in 2013, including a review of the York Property, its headquarters building at 1334 York Avenue in New York, that began in the second quarter, and a review of its New Bond Street premises in London that began in the third quarter.
As a result of the review of the York Property, management concluded that Sotheby’s business does not require the full square footage of the building and is evaluating relocation, as well as alternatives under which Sotheby’s would no longer occupy up to 50% of the York Property. Management expects to choose a course of action with respect to the York Property shortly and commence execution. In 2014, management will continue to evaluate the strategic and operating requirements for Sotheby’s New Bond Street premises in London and assess any feasible alternatives. (See Part I, Item 2, "Properties" for additional information with respect to the York Property and the New Bond Street premises.)
Commitment to Annual Assessment of Capital Position and Return of Excess Capital to Shareholders—As a result of the CAR process, management has established basic principles which will be applied annually in order to determine the amount of any excess capital available to be returned to shareholders. Any excess capital will be returned to shareholders on an annual basis primarily through a special dividend. The amount of excess capital, if any, and the special dividend, if any, will be disclosed annually in conjunction with the release of Sotheby’s full year results and paid shortly thereafter. The appropriate means for returning capital to shareholders (such as the use of a special dividend or Common Stock repurchases) will also be regularly reviewed.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of December 31, 2013, Sotheby's continued to have significant cash balances and strong liquidity, with $721.3 million of cash and cash equivalents and an undrawn revolving credit facility with $300 million in available borrowings. As discussed in the previous section, in January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) committed to returning $325 million of current excess liquidity to shareholders through a $300 million special dividend to be paid in March 2014 and $25 million of common stock repurchases to be made by the end of 2014, and (iii) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders.
Cash and Cash Equivalents—As of December 31, 2013, Sotheby’s had global cash and cash equivalents of $721.3 million, of which $193.9 million was held in the U.S. and $527.4 million was held by foreign subsidiaries. Of the $721.3 million in global cash and cash equivalents, management estimates that approximately $470 million relates to amounts available for its working capital and other liquidity needs.

On January 29, 2014, Sotheby's declared a special dividend of $300 million, approximately $4.34 per share, payable on March 17, 2014 to shareholders of record as of February 12, 2014. The $300 million special dividend will be funded principally by the repatriation of $250 million of accumulated foreign earnings from Sotheby’s subsidiaries in Switzerland ($120 million), the U.K. ($105 million), and Hong Kong ($25 million). The remaining $50 million of the special dividend will be funded by existing domestic cash balances. Management had intended that the $250 million in foreign earnings would be indefinitely reinvested outside of the U.S., and would therefore not be subject to U.S. income taxes, based on its projections and planned uses of foreign earnings. However, based on the conclusions reached in January 2014 as a result of the Capital Allocation Review, management and the Board of Directors determined that it is appropriate to repatriate these funds. As a result of this planned repatriation of foreign earnings, Sotheby's recognized income tax liabilities of approximately $11.1 million (net of foreign tax credits) in the fourth quarter of 2013, of which approximately $8.7 million was charged against net income and approximately $2.4 million was charged against other comprehensive income. Management expects that incremental income tax related to the 2014 repatriation will be charged against net income in 2014. (See Note 11 of Notes to Consolidated Financial Statement and statement on Forward Looking Statements.)
Based on current projections and planned uses of foreign earnings (including the planned repatriation discussed above), management believes that all other accumulated foreign earnings as of December 31, 2013 will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby's U.S. operations or commitments. However, as a result of the Capital Allocation Review concluded in January 2014, management has determined that, beginning in 2014, the current earnings of its foreign subsidiaries will not be indefinitely reinvested. (See "Income Tax Expense" above and Note 11 of Notes to Consolidated Financial Statement and statement on Forward Looking Statements.)
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital, Corporate Finance. Subsequent to August 31, 2009, the Credit Agreement was amended on several occasions, including an amendment in December 2012, which extended the maturity date to December 19, 2017 and increased the borrowing capacity to $300 million, and an amendment in June 2013, which increased the maximum permissible amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) from $100 million to $300 million. As of December 31, 2013, no revolving credit facility borrowings were outstanding and the amount of borrowings available under the revolving credit facility was approximately $300 million, as calculated under the borrowing base. The Credit Agreement contained certain financial covenants, which were only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2013.
On February 13, 2014, Sotheby’s refinanced the Credit Agreement and entered into separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “New Credit Agreements”) among Sotheby’s, certain of its wholly-owned subsidiaries party thereto, General Electric Capital Corporation, as administrative agent and collateral agent, and an international syndicate of lenders party thereto. Borrowings under the New Credit Agreements are available in U.S. Dollars, Pounds Sterling, Euros, or Hong Kong Dollars.
The Agency Credit Agreement establishes an asset-based revolving credit facility in an aggregate principal amount not to exceed $150 million, subject to a borrowing base, the proceeds of which may be used for the working capital and other general corporate needs of the Agency segment, as well as for Principal segment inventory investments. The Finance Credit Agreement establishes an asset-based revolving credit facility in an aggregate principal amount not to exceed $450 million, the proceeds of which may be used for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The New Credit Agreements permit the proceeds of borrowings under the Agency Credit Agreement and the Finance Credit Agreement to be transferred between the Agency segment and the Finance segment. From the date of the New Credit Agreements until August 13, 2018, Sotheby’s may request to increase the combined borrowing capacity under the New Credit Agreements by an amount not to exceed $100 million in the aggregate.
The following summary does not purport to be a complete summary of the New Credit Agreements and is qualified in its entirety by reference to the New Credit Agreements, which were filed as Exhibit 10.1 and Exhibit 10.2 to the Form 8-K that was filed by Sotheby's with the Securities and Exchange Commission on February 14, 2014, and are incorporated by reference herein. Capitalized terms used, but not defined, have the meanings set forth in the applicable New Credit Agreements.

The New Credit Agreements, among other things:

•	Increase Sotheby’s aggregate borrowing capacity from $300 million under the Credit Agreement to $600 million under the New Credit Agreements.

•
Increase the sub-limit for borrowings in the U.K. and Hong Kong from $100 million under the Credit Agreement to $200 million under the New Credit Agreements (with up to $150 million available for foreign borrowings under the Finance Credit Agreement and up to $50 million available for foreign borrowings under the Agency Credit Agreement).

•
Have a maximum borrowing availability subject to a borrowing base (as defined in each of the New Credit Agreements, as applicable). The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and consolidated net tangible assets. The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of inventory, consolidated net tangible assets, and a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions.

•	Provide that up to $30 million of the aggregate borrowing capacity of the New Credit Agreements may be used to issue letters of credit.

•	Have a maturity date of February 13, 2019.

•
Reduce the interest rate margins for borrowings and commitment fees for undrawn amounts compared to the Credit Agreement. Such interest rates and commitment fees shall be determined by reference to the usage under the New Credit Agreements.

The obligations under the New Credit Agreements are cross-guaranteed and cross-collateralized. The Domestic Borrowers are jointly and severally liable for all obligations under the New Credit Agreements and, subject to certain limitations, the U.K. Borrowers and Sotheby's Hong Kong Limited, are jointly and severally liable for all obligations of the Foreign Borrowers under the New Credit Agreements. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the New Credit Agreements. Sotheby's obligations under the New Credit Agreements are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.
The New Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $300 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the New Credit Agreements. However, the New Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no Events of Default, (ii) the Aggregate Borrowing Availability equals or exceeds $75 million, and (iii) the Liquidity Amount equals or exceeds $150 million.
The New Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods.
Assessment of Liquidity and Capital Requirements—As discussed above, Sotheby's has established separate capital structures and financial policies for its Agency and Finance segments. The Agency segment generally relies on existing cash balances (including amounts collected on behalf of and owed to consignors), operating cash flows, and revolving credit facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings by the Agency segment is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the pursuit of business opportunities and growth initiatives (including Principal segment inventory purchases), and the geographic mix of cash and cash equivalent balances.
Beginning in 2014, the Finance segment will predominantly rely on revolving credit facility borrowings and, to a much lesser extent, cash balances, to funds client loans. The timing and extent of revolving credit facility borrowings by the Finance segment is dependent upon a number of factors including, but not limited to, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, and the timing of the settlement of existing client loans.

Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Consolidated Financial Statements), the potential funding of auction guarantees, the potential funding of Principal segment inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures (which are expected to be between $16 million and $20 million in 2014), the payment of quarterly dividends, the payment of the $300 million special dividend in March 2014, and the anticipated repurchase of $25 million of Common Stock, as well as the funding of the other short-term commitments due on or before December 31, 2014, as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Consolidated Financial Statements), the potential funding of auction guarantees, the potential funding of Principal segment inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, possible future investments related to emerging markets such as China, the payment of potential quarterly and special dividends, and potential repurchases of Common Stock, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
Management believes that operating cash flows, existing cash balances and revolving credit facility borrowings will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the February 13, 2019 expiration of the New Credit Agreements. (See statement on Forward Looking Statements.)
SOTHEBY'S BEIJING
In September 2012, Sotheby's entered into a 10-year equity joint venture agreement with Beijing GeHua Art Company (“GeHua”) to form Sotheby's Beijing Auction Co., Ltd. (“Sotheby's Beijing”). Sotheby's made its initial investment in Sotheby's Beijing of approximately $1.2 million (establishing an 80% ownership interest) in the first quarter of 2013.
Sotheby's Beijing provides a platform for art-related auctions and private selling exhibitions of non-cultural relics, traveling exhibitions, and educational activities. Management believes that Sotheby's Beijing will strategically enhance Sotheby's long-term presence in mainland China and allow it to capitalize on the opportunities presented by the Chinese art market, which Sotheby's has traditionally served through its operations in Hong Kong.
In late-2013, Sotheby's Beijing hosted a series of arts events that included selling exhibitions covering a diverse group of collecting categories, educational programs facilitated by Sotheby's Institute of Art, and a successful auction of Modern and Contemporary Chinese Art with over 750 attendees. Further auctions are planned for Sotheby's Beijing in June and December 2014. (See statement on Forward Looking Statements.)
Sotheby's is also currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise in order to establish a wholly-owned subsidiary, through which Sotheby's would operate independently in China in the same or similar businesses conducted by Sotheby's Beijing other than auctions.
In 2013, Sotheby’s entered into exclusive discussions with The European Fine Art Foundation ("TEFAF"), which has managed the world’s leading art fair at Maastricht in the Netherlands for 27 years, to explore the development of a high-end art fair in Beijing using Sotheby's Beijing as a platform. Sotheby’s Beijing and TEFAF entered into a non-binding Memorandum of Understanding that outlined plans and assigned responsibilities for a possible art fair to be held in 2014, but have decided not to proceed with this initiative.
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
There are no recently issued accounting standards which management currently believes will have a material future impact on Sotheby's results of operations, financial condition or disclosures to its financial statements. For a summary of recently issued accounting standards that Sotheby's adopted in 2013, see Note 21 of Notes to Consolidated Financial Statements.

LEGISLATION
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the U.S. This legislation significantly changed the banking and financial institution regulatory structure and impacted the lending, deposit, investment, trading and operating activities of such financial institutions. Management continues to review the provisions of the Dodd-Frank Act as they are finalized, and to assess its impact on Sotheby’s operations. This legislation has not had, nor does management believe it will have, a material impact on Sotheby's business. (See statement on Forward Looking Statements.)
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
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of December 31, 2013, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) the York Property Mortgage, (v) the 2022 Senior Notes, (vi) the DCP liability and related trust assets, and (vii) outstanding forward exchange contracts. (See Note 5 of Notes to Consolidated Financial Statements for information related to notes receivable. See Note 10 of Notes to Consolidated Financial Statements for information related to the York Property Mortgage and the 2022 Senior Notes. See Note 17 of Notes to Consolidated Financial Statements for information related to the DCP liability and related trust assets. See Note 19 of Notes to Consolidated Financial Statements for information related to Sotheby's forward exchange contracts.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of December 31, 2013, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $72 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of December 31, 2013, the notional value of outstanding forward exchange contracts was $37.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sotheby’s
New York, New York
We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby’s and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE

New York, New York
February 27, 2014

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31	2013	2012	2011

Revenues:
Agency	$793,639	$717,231	$791,738
Principal	30,638	26,180	21,790
Finance	21,277	17,707	12,038
License fees	6,902	6,124	5,228
Other	1,222	1,250	1,042
Total revenues	853,678	768,492	831,836
Expenses:
Agency direct costs	84,594	65,665	69,507
Cost of Principal revenues	30,307	21,118	23,738
Marketing	22,487	17,857	15,059
Salaries and related	297,450	273,273	268,530
General and administrative	176,830	158,220	161,097
Depreciation and amortization	19,435	17,942	17,604
Restructuring charges, net	—	(2)	4,830
Total expenses	631,103	554,073	560,365
Operating income	222,575	214,419	271,471
Interest income	2,801	1,550	4,002
Interest expense	(42,712)	(44,429)	(41,498)
Extinguishment of debt	—	(15,020)	(1,529)
Other income (expense)	3,029	2,916	(1,057)
Income before taxes	185,693	159,436	231,389
Equity in earnings of investees, net of taxes	15	251	59
Income tax expense	55,702	51,395	60,032
Net income	$130,006	$108,292	$171,416
Basic earnings per share - Sotheby’s common shareholders	$1.90	$1.59	$2.52
Diluted earnings per share - Sotheby’s common shareholders	$1.88	$1.57	$2.46
Cash dividends per common share	$0.20	$0.52	$0.23
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

Year Ended December 31	2013	2012	2011

Net income	$130,006	$108,292	$171,416
Other comprehensive income (loss):
Cumulative foreign currency translation adjustments, net of tax of $1,601, $477, and $0	13,874	16,765	(7,006)
Defined benefit pension plan net loss:
Net unrecognized losses, net of tax of ($1,016), ($3,949), and ($9,321)	(4,065)	(13,222)	(27,964)
Amortization of previously unrecognized net losses into net income, net of tax of $335, $0, and $0	1,113	—	—
Total defined benefit pension plan net loss	(2,952)	(13,222)	(27,964)
Other comprehensive income (loss)	10,922	3,543	(34,970)
Total comprehensive income	$140,928	$111,835	$136,446
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED BALANCE SHEETS (Thousands of dollars)

December 31	2013	2012
A S S E T S
Current Assets:
Cash and cash equivalents	$721,315	$768,347
Restricted cash	32,146	31,974
Accounts receivable, net	812,582	597,487
Notes receivable, net	176,529	129,972
Inventory	192,140	92,187
Deferred income taxes and income tax receivable	12,385	23,497
Prepaid expenses and other current assets	25,176	27,659
Total Current Assets	1,972,273	1,671,123
Notes receivable	336,896	317,068
Fixed assets, net	379,399	375,031
Goodwill and other intangible assets, net	14,850	14,660
Equity method investments	11,040	15,136
Deferred income taxes and income tax receivable	55,520	59,135
Trust assets related to deferred compensation liability	53,231	47,926
Pension asset	37,284	18,034
Other long-term assets	33,053	56,982
Total Assets	$2,893,546	$2,575,095
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$922,275	$599,614
Current portion of long-term debt, net	3,630	181,250
Accounts payable and accrued liabilities	93,581	78,434
Accrued salaries and related costs	83,128	70,388
Accrued and deferred income taxes	26,040	27,864
Other current liabilities	13,835	7,329
Total Current Liabilities	1,142,489	964,879
Long-term debt, net	515,148	515,197
Accrued and deferred income taxes	22,392	19,047
Deferred compensation liability	51,831	45,223
Other long-term liabilities	22,021	37,923
Total Liabilities	1,753,881	1,582,269
Commitments and contingencies (see Note 16)
Shareholders’ Equity:
Common Stock, $0.01 par value	691	677
Authorized shares at December 31, 2013—200,000,000
Issued and outstanding shares—69,131,892 and 67,779,637
Additional paid-in capital	387,477	368,173
Retained earnings	790,603	674,351
Accumulated other comprehensive loss	(39,453)	(50,375)
Total Shareholders’ Equity	1,139,318	992,826
Non-controlling interest	347	—
Total Equity	1,139,665	992,826
Total Liabilities and Equity	$2,893,546	$2,575,095
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars)

Year Ended December 31	2013	2012	2011
Operating Activities:
Net income	$130,006	$108,292	$171,416
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	19,435	17,942	17,604
Extinguishment of debt	—	15,020	1,529
Deferred income tax expense (benefit)	9,668	(936)	(5,176)
Share-based payments	22,350	19,240	18,918
Net pension benefit	(1,160)	(2,804)	(5,508)
Inventory writedowns and bad debt provisions	10,325	7,185	14,736
Amortization of debt discount	7,361	11,489	11,359
Excess tax benefits from share-based payments	(3,521)	(2,792)	(6,982)
Other	956	1,407	1,086
Changes in assets and liabilities:
Accounts receivable	(194,665)	(45,581)	92,430
Due to consignors	299,512	(184,067)	99,032
Inventory	(83,237)	12,513	(883)
Prepaid expenses and other current assets	(2,668)	(5,671)	(7,108)
Other long-term assets	(21,066)	(42,619)	(1,378)
Income tax receivable and deferred income tax assets	6,476	(4,824)	(2,725)
Accrued income taxes and deferred income tax liabilities	2,770	(4,395)	8,872
Accounts payable and accrued liabilities and other liabilities	34,885	35,221	(4,239)
Net cash provided (used) by operating activities	237,427	(65,380)	402,983
Investing Activities:
Funding of notes receivable	(378,650)	(352,810)	(208,921)
Collections of notes receivable	308,428	154,111	285,223
Capital expenditures	(23,467)	(19,689)	(17,111)
Proceeds from the sale of land and buildings	—	714	—
Distributions from equity investees	65	100	320
Decrease (increase) in restricted cash	1,300	(3,148)	(9,436)
Proceeds from the sale of equity method investment	1,225	—	—
Net cash (used) provided by investing activities	(91,099)	(220,722)	50,075
Financing Activities:
Proceeds from the issuance of 2022 Senior Notes	—	300,000	—
Payment of debt issuance costs	—	(6,286)	—
Repayment of 2015 Senior Notes	—	(93,853)	—
Repayment of Convertible Notes	(197,371)	—	(22,465)
Proceeds from the settlement of Convertible Note Hedges	15,503	—	4,350
Repayments of York Property Mortgage	(3,162)	(3,215)	(3,077)
Dividends paid	(13,754)	(35,223)	(14,851)
Contribution from non-controlling interest	322	—	—
Proceeds from exercise of employee stock options	4,049	966	2,566
Excess tax benefits from share-based payments	3,521	2,792	6,982
Funding of employee tax obligations upon the vesting of share-based payments	(11,399)	(11,379)	(18,575)
Net cash (used) provided by financing activities	(202,291)	153,802	(45,070)
Effect of exchange rate changes on cash and cash equivalents	8,931	10,014	(1,018)
(Decrease) increase in cash and cash equivalents	(47,032)	(122,286)	406,970
Cash and cash equivalents at beginning of period	768,347	890,633	483,663
Cash and cash equivalents at end of period	$721,315	$768,347	$890,633
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(Thousands of dollars, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2011	$673	$345,066	$444,717	$(18,948)	$771,508
Net income			171,416		171,416
Other comprehensive loss, net of tax				(34,970)	(34,970)
Stock options exercised	1	2,565			2,566
Common stock shares withheld to satisfy employee tax obligations	(2)	(18,573)			(18,575)
Restricted stock units vested, net	3	(3)			—
Restricted stock units issued as per contractual employment arrangements		149			149
Amortization of share-based payment expense		18,918			18,918
Net tax benefit associated with the vesting or exercise of share-based payments		6,982			6,982
Settlement of convertible debt, net		(374)			(374)
Shares and deferred stock units issued to directors		898			898
Cash dividends, $0.23 per common share			(14,851)		(14,851)
Balance at December 31, 2011	675	355,628	601,282	(53,918)	903,667
Net income			108,292		108,292
Other comprehensive income, net of tax				3,543	3,543
Stock options exercised		966			966
Common stock shares withheld to satisfy employee tax obligations	(1)	(11,378)			(11,379)
Restricted stock units vested, net	3	(3)			—
Amortization of share-based payment expense		19,240			19,240
Net tax benefit associated with the vesting or exercise of share-based payments		2,792			2,792
Shares and deferred stock units issued to directors		928			928
Cash dividends, $0.52 per common share			(35,223)		(35,223)
Balance at December 31, 2012	677	368,173	674,351	(50,375)	992,826
Net income			130,006		130,006
Other comprehensive income, net of tax				10,922	10,922
Stock options exercised	2	4,047			4,049
Warrants exercised	7	(7)			—
Common stock shares withheld to satisfy employee tax obligations		(11,399)			(11,399)
Restricted stock units vested, net	4	(4)			—
Amortization of share-based payment expense		22,350			22,350
Net tax benefit associated with the vesting or exercise of share-based payments		3,521			3,521
Shares and deferred stock units issued to directors	1	796			797
Cash dividends, $0.20 per common share			(13,754)		(13,754)
Balance at December 31, 2013	$691	$387,477	$790,603	$(39,453)	$1,139,318
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business
Sotheby’s (or “the Company”) is a global art business whose operations are organized under three segments: Agency, Principal, and Finance. The Agency segment matches buyers and sellers of authenticated fine art, decorative art, and high-end jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The activities of the Principal segment include the sale of artworks that have been purchased opportunistically by Sotheby’s and, to a lesser extent, retail wine sales and the activities of Acquavella Modern Art, an equity investee (see Note 7). The Finance segment conducts art-related financing activities by providing certain collectors and dealers with loans secured by works of art (see Note 5). To a lesser extent, Sotheby’s is also involved in brand licensing activities. (See Note 4 for additional information related to Sotheby’s segments.)
Note 2—Summary of Significant Accounting Policies
Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby’s wholly-owned subsidiaries and Sotheby's Beijing Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture formed in September 2012 in which Sotheby's has a controlling 80% ownership interest. The net income or loss attributable to the minority owner of Sotheby's Beijing is not reported separately because it is not material and the non-controlling 20% ownership interest is recorded as a reduction to Total Equity on the Consolidated Balance Sheets. Intercompany transactions and balances among Sotheby's subsidiaries have been eliminated.
Equity investments through which Sotheby’s exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded, net of taxes, within Equity in Earnings of Investees in the Consolidated Income Statements. Sotheby’s interest in the net assets of these investees is recorded within Equity Method Investments on the Consolidated Balance Sheets. (See Note 7 for information related to Sotheby’s equity method investments.)
Foreign Currency Translation—Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the monthly average exchange rates prevailing during the period in which they are recognized. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (Loss) and reported on the Consolidated Balance Sheets within Accumulated Other Comprehensive Income (Loss) until the subsidiary is sold or liquidated.
Restricted Cash—Restricted Cash includes net auction proceeds owed to consignors in certain foreign jurisdictions where such funds are legally required to be maintained in segregated bank accounts, as well as other cash deposits whose use is restricted by law, contract or management statement of intention.
Valuation of Inventory and Loan Collateral—The market for fine art, decorative art, and high-end jewelry is not a highly liquid trading market. As a result, the valuation of these items is inherently subjective and their realizable value often fluctuates over time. In estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management relies on the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing these items: (i) whether the property is expected to be offered at auction or sold privately, in the ordinary course of business; (ii) the supply and demand for the property, taking into account economic conditions and, where relevant, changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist. Due to the inherent subjectivity involved in estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management’s estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale. (See below for a discussion of Sotheby’s accounting policies with respect to Notes Receivable and Inventory.)

Accounts Receivable and Allowance for Doubtful Accounts—Accounts Receivable principally includes amounts due from buyers as a result of auction and private sale transactions. The recorded amount reflects the purchase price of the property, including the commission owed by the buyer. The Allowance for Doubtful Accounts principally includes estimated losses associated with situations when Sotheby's has paid the net sale proceeds to the seller (also known as a consignor) and it is probable that payment will not be collected from the buyer. The Allowance for Doubtful Accounts also includes an estimate of probable losses inherent in the remainder of the Accounts Receivable balance. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional facts become known. Based on all available information, management believes that the Allowance for Doubtful Accounts is adequate as of December 31, 2013; however, actual losses may ultimately exceed the recorded allowance. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $6.8 million and $6.6 million, respectively. (See Note 5 for information related to Accounts Receivable.)
Notes Receivable and Allowance for Credit Losses—Notes Receivable principally includes secured loans issued by Sotheby’s Finance segment. The determination of whether a specific loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional facts become known. A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. An allowance is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan losses. (See Note 5 for information related to Notes Receivable.)
Inventory—Inventory consists of works of fine art, decorative art, and high-end jewelry owned by Sotheby's through its Principal and Agency segments. The inventory of the Principal segment consists of property purchased for the purpose of resale, including the remaining inventory of Noortman Master Paintings (see Note 4). The inventory of the Agency segment consists principally of items obtained as a result of the failure of guaranteed property to sell at auction (see Note 18). To a lesser extent, Agency segment inventory also includes property obtained as a result of buyer defaults in situations when Sotheby's has paid the consignor and property acquired in connection with the settlement of authenticity claims.
Inventory is valued on a specific identification basis at the lower of cost or management’s estimate of realizable value. If there is evidence that the estimated realizable value of a specific item held in Inventory is less than its carrying value, a writedown is recorded to reflect management's revised estimate of realizable value. Writedowns to the carrying value of Principal segment inventory are recorded in the Consolidated Income Statements within Cost of Principal Revenues. Writedowns to the carrying value of Agency segment inventory are recorded in the Consolidated Income Statements as a reduction to Agency Revenues (see discussion below under “Auction Guarantee and Inventory Activities”).
Although all of the items held in Inventory are available for immediate sale, the timing of eventual sale is difficult to predict due to the high value and unique nature of each item, as well as the cyclical nature of the global art market. Management expects that the items held in Inventory will be sold in the ordinary course of Sotheby's business during the normal operating cycle for such items.
(See Note 6 for information related to Inventory.)
Fixed Assets—Fixed Assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Buildings are depreciated over a useful life of up to 50 years. Building improvements are depreciated over a useful life of up to 20 years. Furniture and fixtures are depreciated over a useful life of up to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred in the acquisition or development of software for internal use. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically 10 years for enterprise systems and 3 years for other types of software. (See Note 8 for information related to Fixed Assets.)

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of potential impairment exist. These indicators could include a decline in Sotheby’s stock price and market capitalization, a significant change in the outlook for the reporting unit’s business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. An impairment loss is recognized for any amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair value of a reporting unit is estimated by management using a discounted cash flow methodology. Goodwill is attributable to reporting units in the Agency segment and totaled $14.5 million and $14.3 million as of December 31, 2013 and 2012, respectively, with the changes in the carrying value being attributable solely to foreign currency exchange rate movements. Other intangible assets include an indefinite lived license obtained in conjunction with Sotheby's purchase of a retail wine business in 2008. As of December 31, 2013 and 2012, the accumulated amortization related to other intangible assets was $6.5 million and $6.2 million, respectively.
Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such situations, long-lived assets are considered impaired when estimated future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition are less than the asset’s carrying amount. In such situations, the asset is written down to the present value of the estimated future cash flows. Factors that are considered when evaluating long-lived assets for impairment include a current expectation that it is more likely than not that the long-lived asset will be sold significantly before the end of its useful life, a significant decrease in the market price of the long-lived asset, and a significant change in the extent or manner in which the long-lived asset is being used.
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
Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which it recorded the valuation allowance (for example, if Sotheby's is no longer in a three-year cumulative loss position in the jurisdiction, and management expects to have future taxable income in that jurisdiction based upon its forecasts and the expected timing of deferred tax asset reversals), management may reverse a portion or all of the valuation allowance in that jurisdiction.
(See Note 11 for information related to Income Taxes.)
Auction Guarantees—From time to time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. The estimated fair value of Sotheby’s obligation to perform under its auction guarantees is recorded on the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This estimated fair value is based on an analysis of historical loss experience related to auction guarantees and does not include the impact of risk-sharing arrangements that may have mitigated all or a portion of any historical losses. (See Note 18 for information related to Auction Guarantees.)
Financial Instruments—Sotheby’s material financial instruments include Cash and Cash Equivalents, Restricted Cash, Notes Receivable, the Deferred Compensation Liability, the Trust Assets related to the Deferred Compensation Liability, Long-Term Debt, and forward exchange contracts. The carrying amounts of Cash and Cash Equivalents, Restricted Cash, and Notes Receivable do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments. (See Notes 10, 17, and 19 for information on the fair value of Sotheby's other financial instruments.)

Revenue Recognition (Agency Revenues)—Through its Agency segment, Sotheby’s accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s specialists perform significant due diligence activities to authenticate and determine the ownership history of the property being sold. The revenue recognition policy for each of the principal components of Agency Revenues is described below.
(1) Auction Commission Revenues—In its role as auctioneer, Sotheby’s accepts property on consignment and matches sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s auction commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of the hammer price of the property sold at auction.
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
Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer, provided that the property has not been released to the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Management continually evaluates the collectability of amounts due from individual buyers and only recognizes auction commission revenue when the collection of the amount due from the buyer is reasonably assured. If management determines that it is probable that the buyer will default, a cancelled sale is recorded in the period in which that determination is made and the associated Accounts Receivable balance, including Sotheby's auction commission, is reversed. Management's judgments regarding the collectability of accounts receivable are based on an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Management's judgments with respect to the collectability of amounts due from buyers for auction and private sale purchases may prove, with the benefit of hindsight, to be incorrect. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.
Auction commission revenues are recorded net of commissions owed to third parties, which are principally the result of situations when the buyer’s premium is shared with a consignor or with the counterparty in an auction guarantee risk and reward sharing arrangement (see Note 18). Additionally, in certain situations, auction commissions are shared with third parties who introduce Sotheby’s to consignors who sell property at auction or otherwise facilitate the sale of property at auction.
(2) Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Similar to auction sales, the primary service that Sotheby’s provides in a private sale transaction is the matching of the seller to a buyer in a legally binding transaction. Private sales are initiated either by a client wishing to sell property with Sotheby’s acting as its exclusive agent in the transaction or a prospective buyer who is interested in purchasing a certain work of art privately. Such arrangements are evidenced by a legally binding agreement between Sotheby’s and the seller (a “Seller Agreement”), which outlines the terms of the arrangement, including the desired sale price and the amount or rate of commission to be earned. In certain situations, Sotheby’s may also execute a legally binding agreement with the buyer stipulating the terms of the transaction (a “Buyer Agreement”).
The timing of revenue recognition for private sale commissions is evaluated on a case-by-case basis, and in large part, is dependent upon whether a Buyer Agreement has been executed. Additionally, a careful analysis of the individual facts and circumstances is performed for each transaction to fully understand Sotheby’s obligations and performance requirements related to the transaction.
In transactions with a Buyer Agreement, Sotheby’s services are performed on the date that the Buyer Agreement is executed. At this point, any remaining service obligations are considered to be inconsequential and perfunctory. Such remaining service obligations normally relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the services that Sotheby’s provides in a private sale transaction. In the absence of an executed Buyer Agreement, revenue recognition is deferred until Sotheby’s has performed its substantive service obligations in the transaction and the buyer has paid the full purchase price thereby evidencing the terms of the arrangement.

Private sale commission revenues are recorded within Agency Revenues in the Consolidated Income Statements. Private sale commission revenues are recorded net of commissions owed to third parties. In certain situations, commissions are shared with third parties who introduce Sotheby’s to consignors who sell property through a private sale transaction.
(3) Auction Guarantee and Inventory Activities—This component of Agency Revenues consists mainly of gains and losses related to auction guarantees including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) writedowns to the carrying value of previously guaranteed property that failed to sell at auction, and (iii) recoveries and losses on the eventual sale of previously guaranteed property that failed to sell at auction.
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
Writedowns to the carrying value of previously guaranteed property that is held in Inventory are recognized in the period in which management determines that the estimated realizable value of the item is less than its carrying value. Recoveries or losses resulting from the eventual sale of previously guaranteed property are recognized in the period in which the sale is completed, title to the property passes to the purchaser, and Sotheby’s has fulfilled its obligations with respect to the transaction, including, but not limited to, delivery of the property. The amount of any such recovery or loss, which is recorded on a net basis, is calculated as the difference between the proceeds received from the eventual sale and the carrying value of the property held in Inventory.
Revenue Recognition (Principal Revenues)—Principal revenues predominantly include the proceeds from the sale of Principal segment Inventory and are recognized in the period in which the sale is completed, title to the property passes to the purchaser and Sotheby’s has fulfilled any other obligations that may be relevant to the transaction, including, but not limited to, delivery of the property. The carrying value of Principal segment Inventory sold during a period is recorded within Cost of Principal Revenues.
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
Agency Direct Costs—A large portion of Agency Direct Costs relate to sale-specific marketing costs such as catalogue production and distribution expenses, advertising and promotion costs, and traveling exhibition costs. Such costs are deferred and recorded on the Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the sale when they are recognized in the Consolidated Income Statements.
Share-Based Payments—Sotheby’s grants share-based payment awards as compensation to certain employees. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of shares ultimately expected to vest as a result of employee service. For share-based payment awards that vest annually over a multi-year period of service, compensation expense is amortized over the requisite service period according to a graded vesting schedule. For share-based payment awards that vest at the end of a service period, compensation expense is amortized on a straight-line basis over the requisite service period.
A substantial portion of the share-based payment awards vest only if Sotheby’s achieves established profitability targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's quarterly assessment of the likelihood and timing of achieving these future profitability targets. Accordingly, if management's projections of future profitability prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease.
(See Note 14 for information related to share-based payments.)

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
Note 3—Earnings Per Share
Basic earnings per share—Basic earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's only participating securities are restricted stock units, which have non-forfeitable rights to dividends.
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Sotheby's potential common shares include the following:

•
Unvested performance share units held by employees and incremental common shares issuable upon the exercise of employee stock options. Unvested performance share units are included in the computation of diluted earnings per share if the profitability targets inherent in such awards are achieved as of the balance sheet date. Incremental common shares issuable upon the exercise of stock options are included in the computation of diluted earnings per share in quarterly periods when the average price of Sotheby's Common Stock exceeds the exercise price of the stock options. (See Note 14 for information related to Sotheby's share-based payment programs.)

•	Deferred stock units issued pursuant to the Sotheby's Stock Compensation Plan for Non-Employee Directors ("deferred stock units").

•
In reporting periods during which the average price of Sotheby's Common Stock exceeded the conversion price of its 3.125% Convertible Notes, the net shares that would have been delivered to settle the resulting conversion premium upon assumed conversion. Sotheby's redeemed the remaining $181.9 million principal amount of its 3.125% Convertible Notes entirely in cash upon their maturity in June 2013. (See Note 10 for information related to the 3.125% Convertible Notes.)

•
In reporting periods during which the average price of Sotheby's Common Stock exceeded the exercise price of the warrants that were sold in conjunction with the issuance of the Convertible Notes, the net shares that would have been delivered to settle the warrants upon assumed exercise. These warrants became exercisable on September 17, 2013 and were settled through the issuance of 722,288 shares of Sotheby's Common Stock in the fourth quarter of 2013. (See Note 10 for information related to the warrants.)

In 2013, 2012, and 2011, 1.0 million, 1.0 million, and 0.5 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the respective balance sheet dates.

The table below summarizes the computation of basic and diluted earnings per share for 2013, 2012, and 2011 (in thousands of dollars, except per share amounts):

	2013	2012	2011
Basic:
Numerator:
Net income attributable to Sotheby’s	$130,006	$108,292	$171,416
Less: Net income attributable to participating securities	60	450	1,988
Net income attributable to Sotheby’s common shareholders	$129,946	$107,842	$169,428
Denominator:
Weighted average common shares outstanding	68,374	67,691	67,282
Basic earnings per share - Sotheby’s common shareholders	$1.90	$1.59	$2.52
Diluted:
Numerator:
Net income attributable to Sotheby’s	$130,006	$108,292	$171,416
Less: Net income attributable to participating securities	60	446	1,949
Net income attributable to Sotheby’s common shareholders	$129,946	$107,846	$169,467
Denominator:
Weighted average common shares outstanding	68,374	67,691	67,282
Weighted average effect of Sotheby's dilutive potential common shares:
Convertible Notes	97	92	858
Performance share units	428	486	436
Deferred stock units	150	163	157
Stock options	77	95	102
Warrants	49	—	15
Weighted average dilutive potential common shares outstanding	801	836	1,568
Denominator for calculation of diluted earnings per share	69,175	68,527	68,850
Diluted earnings per share - Sotheby’s common shareholders	$1.88	$1.57	$2.46
Note 4—Segment Reporting
Sotheby’s operations are organized under three segments: Agency, Principal, and Finance. Until the fourth quarter of 2013, the Agency segment was referred to as the Auction segment and the Principal segment was referred to as the Dealer segment. In the fourth quarter of 2013, the names of these segments were updated to better reflect the nature of each of their activities.
The Agency segment accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s specialists perform significant due diligence activities to authenticate and determine the ownership history of the property being sold. The Agency segment is an aggregation of Sotheby's auction and private sale activities in North America and South America, Europe, and Asia, which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided. Sotheby’s chief operating decision making group, which consists of its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, regularly evaluates financial information about each operating segment in deciding how to allocate resources and assess performance. The performance of each segment is measured based on its pre-tax income (loss), excluding the unallocated items highlighted below.
The activities of the Principal segment include the sale of artworks that have been purchased opportunistically by Sotheby's and, to a lesser extent, retail wine sales and the activities of Acquavella Modern Art, an equity investee (see Note 7). Under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid and any profit or loss is shared by Sotheby's and the art dealer according to their respective ownership interests.

The Principal segment also holds the remaining inventory of Noortman Master Paintings (or "NMP"), an art dealer that was acquired by Sotheby's in June 2006. In recent years, NMP was adversely impacted by shifts in the collecting tastes of its clients and faced increased challenges in sourcing and successfully selling the categories of Old Master Paintings that traditionally formed the heart of its business. In the third quarter of 2011, management initiated a plan to restructure NMP’s business and sales strategy, but those efforts were not successful in reversing this trend. As a result, on December 31, 2013, NMP’s remaining office in London was closed. Management is currently executing its sale plans for NMP’s remaining inventory. As of December 31, 2013, the carrying value of NMP's remaining inventory was $11.1 million.
The Finance segment conducts art-related financing activities by providing certain collectors and dealers with loans secured by works of art. (see Note 5).
All Other primarily includes the results of Sotheby’s brand licensing activities and other ancillary businesses, which are not material to Sotheby’s consolidated financial statements.
The accounting policies of Sotheby’s segments are the same as those described in the summary of significant accounting policies (see Note 2). For auction commissions, Agency segment revenues are attributed to geographic areas based on the location of the auction. For private sale commissions, Agency segment revenues are attributed to geographic areas based on the location of the entities which significantly contributed to the completion of the sale. Principal segment revenues are attributed to geographic areas based on the location of the entity that holds legal title to the property sold. Finance segment revenues are attributed to geographic areas based on the location of the entity that originated the loan.
The following table presents Sotheby’s segment information for 2013, 2012, and 2011 (in thousands of dollars):

Year ended December 31, 2013	Agency	Principal	Finance	All Other	Reconciling items	Total
Revenues	$794,179	$30,638	$31,228	$8,124	$(10,491)	$853,678
Interest income	$3,860	$—	$—	$31	$(1,090)	$2,801
Interest expense	$42,636	$—	$67	$9	$—	$42,712
Depreciation and amortization	$19,072	$202	$125	$36	$—	$19,435
Segment income (loss) before taxes	$163,196	$(4,854)	$21,411	$5,967	$(27)	$185,693
Year ended December 31, 2012
Revenues	$717,231	$26,180	$25,486	$7,374	$(7,779)	$768,492
Interest income	$2,465	$6	$—	$—	$(921)	$1,550
Interest expense	$44,425	$4	$—	$—	$—	$44,429
Depreciation and amortization	$17,325	$463	$120	$34	$—	$17,942
Segment income (loss) before taxes	$152,240	$(1,423)	$18,595	$5,338	$(15,314)	$159,436
Year ended December 31, 2011
Revenues	$791,738	$21,790	$16,265	$6,270	$(4,227)	$831,836
Interest income	$4,622	$—	$—	$—	$(620)	$4,002
Interest expense	$41,492	$6	$—	$—	$—	$41,498
Depreciation and amortization	$17,228	$231	$113	$32	$—	$17,604
Segment income (loss) before taxes	$225,600	$(9,289)	$12,110	$4,604	$(1,636)	$231,389
In the table of segment information above, the reconciling items related to Revenues consist principally of charges from the Finance segment to the Agency segment for below market loans (see Note 5). In 2013, the reconciling items related to Revenues also include $0.5 million related to the elimination of private sale commission revenues earned by the Agency segment for acting as agent in the sale of certain Principal segment inventory. The reconciling item related to Interest Income represents charges from the Agency segment to the Finance segment for intercompany borrowing costs. The reconciling item related to segment income (loss) before taxes consists of losses on the extinguishment of debt recorded in 2012 and 2011, as well as Sotheby's pre-tax share of earnings related to its equity investees. Such equity earnings are included in the table above as part of the Principal segment loss, but are presented net of taxes in the Consolidated Income Statements.

In 2013, 2012, and 2011 Agency segment revenues consisted of the following (in thousands of dollars):

	2013	2012	2011
Auction commissions	$687,853	$622,391	$701,776
Private sale commissions	88,711	74,632	67,848
Auction guarantee and inventory activities	(2,186)	(1,623)	125
Other Agency revenues*	19,801	21,831	21,989
Total Agency segment revenues	794,179	717,231	791,738
Reconciling item	(540)	—	—
Total Agency revenues	$793,639	$717,231	$791,738

*
Includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues, and advertising revenues.

The table below details the unallocated amounts and reconciling items related to segment income before taxes and provides a reconciliation of segment income before taxes to consolidated income before taxes for 2013, 2012, and 2011 (in thousands of dollars):

	2013	2012	2011
Agency	$163,196	$152,240	$225,600
Principal	(4,854)	(1,423)	(9,289)
Finance	21,411	18,595	12,110
All Other	5,967	5,338	4,604
Segment income before taxes	185,720	174,750	233,025
Unallocated amounts and reconciling items:
Extinguishment of debt (see Note 10)	—	(15,020)	(1,529)
Equity in earnings of investees	(27)	(294)	(107)
Income before taxes	$185,693	$159,436	$231,389
The table below presents geographic information about revenues in 2013, 2012, and 2011 for all countries which exceeded 5% of total revenues (in thousands of dollars):

	2013	2012	2011
United States	$352,450	$338,162	$319,364
United Kingdom	230,304	221,716	243,032
China	153,909	108,399	156,361
Switzerland	41,150	41,061	36,258
France	46,891	40,972	49,688
Other Countries	39,465	25,961	31,360
Reconciling item:
Intercompany revenue	(10,491)	(7,779)	(4,227)
Total	$853,678	$768,492	$831,836

The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2013 and 2012 (in thousands of dollars):

December 31	2013	2012
Agency	$2,261,482	$1,977,620
Principal	82,560	85,748
Finance	480,103	427,871
All Other	1,496	1,224
Total segment assets	2,825,641	2,492,463
Unallocated amounts:
Deferred tax assets and income tax receivable	67,905	82,632
Consolidated assets	$2,893,546	$2,575,095
Substantially all of Sotheby's capital expenditures in 2013, 2012, and 2011 were attributable to the Agency segment.
Note 5—Receivables
Accounts Receivable, Net—Through its Agency segment, Sotheby's accepts property on consignment and matches sellers (also known as consignors) to buyers through the auction or private sale process. Following the sale, Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. For private sales, Sotheby's enters into a legally binding agreement with the seller, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned upon completion of the sale. In certain situations, Sotheby’s may also execute a legally binding agreement with the buyer stipulating the terms of the private sale transaction.
Under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to a buyer and, for auctions, can vary considerably from selling season to selling season. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to management approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. As of December 31, 2013 and 2012, $16 million and $36.6 million, respectively, of buyer receivables are classified within Other Long-Term Assets based on their corresponding payment due dates. None of the property related to these buyer receivables has been released to the buyer. As of December 31, 2013 and 2012, $15.3 million and $31.4 million, respectively, of related amounts owed to consignors are classified within Other Long-Term Liabilities.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sale proceeds whether or not the buyer makes payment. As of December 31, 2013, Accounts Receivable (net) includes $130.5 million related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. A large portion of this amount was paid to consignors as of December 31, 2013. As of December 31, 2012, Accounts Receivable (net) included $170 million related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of December 31, 2013 and 2012, Accounts Receivable (net) also includes $92.1 million and $83.7 million, respectively, related to situations in which the buyer has taken possession of the property before making payment to Sotheby’s. Included in the $92.1 million is $2.7 million associated with purchases made by a related party (see Note 20). This related party receivable was collected in the first quarter of 2014.

Notes Receivable (net)—As of December 31, 2013 and 2012, Notes Receivable (net) consisted of the following (in thousands of dollars):

December 31	2013	2012
Finance segment:
Consignor advances	$139,007	$110,341
Term loans	335,426	314,797
Total Finance segment secured loans	474,433	425,138
Agency segment:
Auction guarantee advances	28,000	16,224
Unsecured loan	2,142	2,142
Principal segment:
Secured loan	5,825	3,536
Other:
Unsecured loan	3,025	—
Total Notes Receivable (net)	$513,425	$447,040
Notes Receivable (Finance Segment)—Through its Finance segment, Sotheby’s provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through Sotheby's (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”).
A consignor advance allows a seller to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future. Consignor advances normally have maturities of up to six months and are often issued interest-free as an incentive to the consignor for entering into the consignment agreement. Such interest-free consignor advances can represent a significant portion of the Finance segment loan portfolio as of the end of certain quarterly reporting periods in advance of peak selling seasons. Interest bearing consignor advances typically carry a variable rate of interest.
Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the years ended December 31, 2013 and 2012, the Finance Segment made $62.2 million and $95.4 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Consolidated Statements of Cash Flows. In 2013 and 2012, such repayments totaled $66.4 million and $54.7 million, respectively. As of December 31, 2013 and 2012, Notes Receivable (net) included $72.9 million and $77.4 million, respectively, of term loans made to refinance clients' auction and private sale purchases.
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

The table below provides the aggregate LTV ratio for the Finance segment portfolio of secured loans as of December 31, 2013 and 2012 (in thousands of dollars):

December 31	2013	2012
Finance segment secured loans	$474,433	$425,138
Low auction estimate of collateral	$1,180,406	$891,096
Aggregate LTV ratio	40%	48%
The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV above 50% as of December 31, 2013 and 2012 (in thousands of dollars):

December 31	2013	2012
Finance segment secured loans with an LTV above 50%	$181,027	$120,662
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$295,255	$184,205
Aggregate LTV ratio of Finance segment secured loans with an LTV above 50%	61%	66%
The table below provides other credit quality information regarding Finance segment secured loans as of December 31, 2013 and 2012 (in thousands of dollars):

December 31	2013	2012
Total secured loans	$474,433	$425,138
Loans past due	$24,129	$33,737
Loans more than 90 days past due	$1,266	$32,665
Non-accrual loans	$—	$—
Impaired loans	$—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$—
Allowance for credit losses based on historical data	1,746	1,341
Total Allowance for Credit Losses	$1,746	$1,341
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of December 31, 2013, $24.1 million of the Notes Receivable (net) balance was considered to be past due, of which $1.3 million was more than 90 days past due. The collateral securing these loans has low auction estimates of approximately $57.5 million and $2.8 million, respectively. Sotheby's is continuing to accrue Finance Revenue on these past due loans. In consideration of payments received to-date in the first quarter of 2014, the collateral value related to these loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of December 31, 2013 and 2012, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of December 31, 2013 and 2012, there were no impaired loans outstanding.

During the period January 1, 2012 to December 31, 2013, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for Credit Losses as of January 1, 2012	$875
Change in loan loss provision	466
Allowance for Credit Losses as of December 31, 2012	1,341
Change in loan loss provision	405
Allowance for Credit Losses as of December 31, 2013	$1,746
As of December 31, 2013, unfunded commitments to extend additional credit through Sotheby's Finance segment were $27.3 million.
Historically, the lending activities of the Finance segment have been funded by the operating cash flows of the Agency segment with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, Sotheby's established a separate capital structure for the Finance segment through which the Finance segment will predominantly rely on revolving credit facility borrowings to fund client loans (see Note 10). Cash balances will also be used to fund a portion of the Finance segment loan portfolio, as appropriate.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on the Consolidated Balance Sheets within Notes Receivable (net). As of December 31, 2013 and 2012, auction guarantee advances totaled $28 million and $16.2 million, respectively. (See Note 18 for information related to auction guarantees.)
Under certain circumstances, Sotheby's, through its Agency segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of December 31, 2013 and 2012, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the $2.1 million balance is collectible based on discussions with the borrower.
Notes Receivable (Principal Segment)—Under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of December 31, 2013 and 2012, Notes Receivable (net) included Principal segment loans totaling $5.8 million and $3.5 million, respectively.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million, and, as a result, recognized a gain of $0.3 million in Other Income. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. As of December 31, 2013, the carrying value of this loan was $3 million.
Weighted Average Interest Rates—In 2013 and 2012, the weighted average interest rates earned on consolidated Notes Receivable (net) were 4.7% and 5.1%, respectively. The weighted average interest rates earned on Finance segment secured loans in 2013 and 2012 were 4.9% and 5.3%, respectively.
Note 6—Inventory
Inventory consists of fine art, decorative art, and high-end jewelry owned by Sotheby's through its Principal and Agency segments. The inventory of the Principal segment consists of property purchased for the purpose of resale, including the remaining inventory of NMP (see Note 4). The inventory of the Agency segment consists principally of items obtained as a result of the failure of guaranteed property to sell at auction. To a lesser extent, Agency segment inventory also includes property obtained as a result of buyer defaults in situations when Sotheby's has paid the consignor and property acquired in connection with the settlement of authenticity claims.

As of December 31, 2013 and 2012, Inventory consisted of the following balances by segment (in thousands of dollars):

December 31	2013	2012
Agency	$130,665	$31,672
Principal	61,475	60,515
Total	$192,140	$92,187
When compared to the prior year, Agency Inventory increased approximately $100 million principally due to a Fancy Vivid Pink Diamond (the "Pink Diamond"), weighing 59.6 carats, that was acquired as a result of buyer default following its sale at auction under an auction guarantee in Geneva, Switzerland in November 2013. As a result of the buyer default, Sotheby’s reversed the related auction commission revenues and recorded the Pink Diamond in Inventory at its net realizable value of approximately $72 million, which is the U.S. dollar equivalent of the corresponding Swiss Franc purchase price. Sotheby's has reserved all of its rights and remedies against the defaulting buyer.
In addition, during 2013, Sotheby’s acquired two other items for an aggregate price of $19 million in exchange for reductions in the seller’s Accounts Receivable ($5 million) and Notes Receivable ($14 million) balances. The sales of these two items are expected to be completed in 2014 for a price in excess of the $19 million acquisition price. This transaction is a non-cash addition to Inventory during 2013 and, accordingly, is not reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 2013.
In 2013, 2012, and 2011, Inventory writedowns by segment were as follows (in thousands of dollars):

	2013	2012	2011
Agency	$3,954	$4,203	$4,101
Principal	4,848	1,933	8,375
Total	$8,802	$6,136	$12,476
In 2013, 2012, and 2011, Principal segment inventory writedowns include NMP writedowns of $4.4 million, $0.4 million, and $8.4 million, respectively.
Note 7—Equity Method Investments
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
Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require Sotheby’s to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. Upon dissolution of AMA, if Sotheby’s and ACA elect not to liquidate the property and assets of AMA, any assets remaining after the payment of expenses and any other liabilities of AMA will be distributed to Sotheby’s and AMA as tenants-in-common or in some other reasonable manner. The net assets of AMA consist almost entirely of the Matisse Inventory. As of December 31, 2013 and 2012, the carrying value of the Matisse Inventory was $46.6 million and $46.9 million, respectively. As of December 31, 2013 and 2012, the carrying value of Sotheby’s investment in AMA was $11 million and $11.2 million, respectively. From time-to-time, Sotheby’s transacts with the principal shareholder of ACA in the normal course of its business.
In the second quarter of 2013, Sotheby's sold its interest in another equity method investee for $4.3 million and, as a result, recognized a gain of $0.3 million in Other Income. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million, and the issuance of a $3.5 million unsecured loan (see Note 5). As of December 31, 2012, the carrying value of Sotheby’s investment in this affiliate was $3.9 million.

Note 8—Fixed Assets
As of December 31, 2013 and 2012, Fixed Assets consisted of the following (in thousands of dollars):

December 31	2013	2012
Land	$93,679	$93,556
Buildings and building improvements	226,604	217,399
Leasehold improvements	84,855	77,737
Computer hardware and software	71,021	72,708
Furniture, fixtures and equipment	78,574	74,371
Construction in progress	2,136	2,683
Other	1,371	2,424
Sub-total	558,240	540,878
Less: Accumulated Depreciation and Amortization	(178,841)	(165,847)
Total Fixed Assets, net	$379,399	$375,031
In 2013, 2012, and 2011, Depreciation and Amortization related to Fixed Assets was $19.4 million, $17.9 million, and $17.2 million, respectively.
Note 9—Restructuring Plans and Related Charges
On June 27, 2011, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan (the “2011 Restructuring Plan”) impacting Sotheby’s operations in Italy and the Netherlands. The 2011 Restructuring Plan streamlined Sotheby’s European selling operations, with a renewed emphasis on relationships with key clients and the sourcing of important collections. The 2011 Restructuring Plan has also allowed Sotheby’s global management to focus resources on growing markets, especially China, and other strategic priorities. In the Netherlands, the 2011 Restructuring Plan resulted in the cessation of all local auction sales. In Italy, Sotheby’s significantly reduced its auction sales calendar, but has continued to conduct auctions of Contemporary and Modern Art. Sotheby’s continues to source property from Italy and the Netherlands for sale at its other selling locations throughout the world, as well as pursue private sale opportunities in these countries.
The 2011 Restructuring Plan reduced staff by 24, which then represented approximately 46% of Sotheby’s headcount in Italy and the Netherlands and 2% of its global headcount. The 2011 Restructuring Plan also allowed Sotheby’s to completely exit its leased Amsterdam salesroom, replacing it with a smaller local office, and significantly reduce the cost associated with its Milan premises.
In 2011, Sotheby’s recorded charges of approximately $4.8 million related to the 2011 Restructuring Plan, consisting of $2.8 million in lease termination costs related to the Amsterdam salesroom and $2 million in employee termination benefits and other restructuring related charges. There is no remaining liability related to the 2011 Restructuring Plan.
Note 10—Debt
Revolving Credit Facility—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital, Corporate Finance. Subsequent to August 31, 2009, the Credit Agreement was amended on several occasions, including an amendment in December 2012, which extended the maturity date to December 19, 2017 and increased the borrowing capacity to $300 million, and an amendment in June 2013, which increased the maximum permissible amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) from $100 million to $300 million. As of December 31, 2013 and 2012, there were no borrowings outstanding under the Credit Agreement and the amount of available borrowings was $300 million, as calculated under the borrowing base. The Credit Agreement contained certain financial covenants, which were only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month periods ended December 31, 2013 and 2012.
On February 13, 2014, Sotheby’s refinanced the Credit Agreement and entered into separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “New Credit Agreements”) among Sotheby’s, certain of its wholly-owned subsidiaries party thereto, General Electric Capital Corporation, as administrative agent and collateral agent, and an international syndicate of lenders party thereto. Borrowings under the New Credit Agreements are available in U.S. Dollars, Pounds Sterling, Euros, or Hong Kong Dollars.

The Agency Credit Agreement establishes an asset-based revolving credit facility in an aggregate principal amount not to exceed $150 million, subject to a borrowing base, the proceeds of which may be used for the working capital and other general corporate needs of the Agency segment, as well as for Principal segment inventory investments. The Finance Credit Agreement establishes an asset-based revolving credit facility in an aggregate principal amount not to exceed $450 million, the proceeds of which may be used for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The New Credit Agreements permit the proceeds of borrowings under the Agency Credit Agreement and the Finance Credit Agreement to be transferred between the Agency segment and the Finance segment. From the date of the New Credit Agreements until August 13, 2018, Sotheby’s may request to increase the combined borrowing capacity under the New Credit Agreements by an amount not to exceed $100 million in the aggregate.
The following summary does not purport to be a complete summary of the New Credit Agreements and is qualified in its entirety by reference to the New Credit Agreements, which were filed as Exhibit 10.1 and Exhibit 10.2 to the Form 8-K that was filed by Sotheby's with the Securities and Exchange Commission on February 14, 2014, and are incorporated by reference herein. Capitalized terms used, but not defined, have the meanings set forth in the applicable New Credit Agreements.
The New Credit Agreements, among other things:

•	Increase Sotheby’s aggregate borrowing capacity from $300 million under the Credit Agreement to $600 million under the New Credit Agreements.

•
Increase the sub-limit for borrowings in the U.K. and Hong Kong from $100 million under the Credit Agreement to $200 million under the New Credit Agreements (with up to $150 million available for foreign borrowings under the Finance Credit Agreement and up to $50 million available for foreign borrowings under the Agency Credit Agreement).

•
Have a maximum borrowing availability subject to a borrowing base (as defined in each of the New Credit Agreements, as applicable). The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and consolidated net tangible assets. The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of inventory, consolidated net tangible assets, and a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions.

•	Provide that up to $30 million of the aggregate borrowing capacity of the New Credit Agreements may be used to issue letters of credit.

•	Have a maturity date of February 13, 2019.

•
Reduce the interest rate margins for borrowings and commitment fees for undrawn amounts compared to the Credit Agreement. Such interest rates and commitment fees shall be determined by reference to the usage under the New Credit Agreements.

The obligations under the New Credit Agreements are cross-guaranteed and cross-collateralized. The Domestic Borrowers are jointly and severally liable for all obligations under the New Credit Agreements and, subject to certain limitations, the U.K. Borrowers and Sotheby's Hong Kong Limited, are jointly and severally liable for all obligations of the Foreign Borrowers under the New Credit Agreements. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the New Credit Agreements. Sotheby's obligations under the New Credit Agreements are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.
The New Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $300 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) and limitations on the use of proceeds from borrowings under the New Credit Agreements. However, the New Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no Events of Default, (ii) the Aggregate Borrowing Availability equals or exceeds $75 million, and (iii) the Liquidity Amount equals or exceeds $150 million.
The New Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods.

Sotheby’s incurred approximately $3 million in fees related to the New Credit Agreements, which will be amortized on a straight-line basis to Interest Expense along with remaining unamortized fees from the Credit Agreement of $4.8 million over the extended term of the New Credit Agreements. As of February 13, 2014, Sotheby's has paid approximately $16 million in life-to-date arrangement and amendment fees related to these agreements.
Long-Term Debt—As of December 31, 2013 and 2012, Long-Term Debt consisted of the following (in thousands of dollars):

December 31	2013	2012
York Property Mortgage, net of unamortized discount of $5,346 and $8,911	$218,778	$218,375
2022 Senior Notes	300,000	300,000
Convertible Notes, net of unamortized discount of $0 and $3,796	—	178,072
Less current portion:
York Property Mortgage	(3,630)	(3,178)
Convertible Notes	—	(178,072)
Total Long-Term Debt, net	$515,148	$515,197
(See the captioned sections below for information related to the York Property Mortgage, the 2022 Senior Notes, the 2015 Senior Notes, and the Convertible Notes.)
York Property Mortgage—On February 6, 2009, Sotheby's purchased the land and building located at 1334 York Avenue, New York, New York (the “York Property”) from RFR Holding Corp. (“RFR”) for a purchase price of $370 million. The York Property is home to Sotheby's sole North American auction salesroom and principal North American exhibition space, including S|2, Sotheby's private sale exhibition gallery. The York Property is also home to the U.S. operations of Sotheby's Finance segment, as well as its corporate offices.
Sotheby's financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009, and the assumption of an existing $235 million mortgage on the York Property.
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015 unless the mortgage is paid in-full by that date. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through July 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through July 2015. As of December 31, 2013, the fair value of the York Property Mortgage was approximately $226 million based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
The 2022 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of Sotheby's existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the New Credit Agreements. Interest on the 2022 Senior Notes is payable semi-annually in cash on April 1 and October 1 of each year.

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
As of December 31, 2013, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $283.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
2015 Senior Notes—On June 17, 2008, Sotheby's issued $150 million aggregate principal amount of 7.75% Senior Notes, due June 15, 2015. The net proceeds from the issuance of the 2015 Senior Notes were approximately $145.9 million, after deducting the initial purchasers' discounts and fees. The 2015 Senior Notes had an effective interest rate of 8%.
On November 23, 2012, Sotheby's redeemed all of the remaining $80 million of outstanding 2015 Senior Notes for a redemption price of $97 million, which included $2.7 million in accrued interest and a $14 million redemption premium. The redemption of the 2015 Senior Notes resulted in a $15 million loss recognized in the fourth quarter of 2012, which includes the write-off of approximately $1 million in unamortized debt issuance costs and discounts.
Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs.
Prior to March 15, 2013, the Convertible Notes were convertible under certain circumstances and were payable in cash, shares of Sotheby's Common Stock, or a combination thereof, at the option of Sotheby's, based on a conversion rate, as adjusted, of 29.5920 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price, as adjusted, of approximately $33.79 per share. The conversion rate was subject to adjustment for certain events.
On January 1, 2009, upon the adoption of Accounting Standards Codification 470-20, Debt - Debt With Conversion and Other Options, the liability and equity components of the Convertible Notes were separately accounted for in Sotheby's financial statements. The liability component was initially valued at $161.8 million using Sotheby's nonconvertible debt borrowing rate, which was estimated to be 7.75% at the date of adoption, and was accounted for as Long-Term Debt. The equity component (i.e., the embedded conversion option) was initially valued at $38.2 million ($21 million, net of taxes) and was accounted for as a component of Additional Paid-In Capital within Shareholders' Equity. The corresponding debt discount was amortized to Interest Expense over the life of the Convertible Notes using the effective interest rate method.
The Convertible Notes were convertible at the option of the bondholders for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the stock price trigger in the underlying indenture being met in the first quarter of 2011. In June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million. In accordance with the terms of the Convertible Notes, the conversion obligation was based on a formula, which is the sum of 1/30th of the product of the applicable conversion rate and the daily per share volume weighted average stock price for 30 consecutive trading days beginning 3 days after the conversion request is received from the trustee. The conversion obligation of $22.5 million related to these conversion requests, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium, was settled entirely in cash in August 2011. As a result of the cash settlement of these conversion requests, $8.2 million ($5.4 million, net of taxes) of the amount originally attributed to the embedded conversion option and initially recorded within Shareholders' Equity no longer met the conditions for equity classification. Accordingly, this amount was reclassified to Other Current Liabilities on Sotheby's June 30, 2011 balance sheet prior to settlement of the conversion obligation in August 2011. In August 2011, simultaneous with the settlement of the June 2011 conversion requests, Sotheby's received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the Convertible Note Hedges, as discussed below. In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed. This loss is reported within Extinguishment of Debt in the Consolidated Income Statements.

The remaining Convertible Notes became convertible on March 15, 2013, for a period ending on the close of business on June 14, 2013, when Sotheby's became obligated to pay the conversion obligation of $197.4 million, consisting of $181.9 million related to principal and $15.5 million related to the conversion premium. As of March 31, 2013, management evaluated the remaining amount originally attributed to the embedded conversion option and initially recorded within Shareholders' Equity and concluded that it no longer met the conditions for equity classification as a result of Sotheby's irrevocable election in the first quarter of 2013 to settle any remaining conversion obligation related to the Convertible Notes solely in cash. Accordingly, as of March 31, 2013, the $21.8 million fair value of the embedded conversion option was reclassified to Other Current Liabilities, with a corresponding reduction to Shareholders’ Equity of $12 million, net of taxes. In June 2013, the conversion obligation was settled entirely in cash and Sotheby's simultaneously received $15.5 million in cash to offset the conversion premium through the exercise of its Convertible Note Hedges, as discussed below.
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
The Convertible Note Hedges initially met the conditions for equity classification and, as a result, in June 2008, the related $40.6 million cost ($22.5 million, net of taxes) was recorded on Sotheby's balance sheet as a component of Additional Paid-In Capital within Shareholders' Equity. As previously discussed in this footnote, in June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. As a result, in June 2011, Sotheby's exercised the portion of the Convertible Note Hedges related to these conversion requests, which enabled it to receive $4.4 million in cash, which was equal to the amount of the conversion premium paid upon settlement of the conversion obligation in August 2011. As a result of the cash settlement of this portion of the Convertible Note Hedges, $8.2 million ($5.3 million, net of taxes) of the amount originally recorded in Shareholders' Equity no longer met the conditions for equity classification as of June 30, 2011. Accordingly, this amount was reclassified to Other Current Assets on Sotheby's June 30, 2011 balance sheet prior to settlement of the conversion obligation in August 2011.
As of March 31, 2013, management evaluated the Convertible Note Hedges and concluded that the remaining amount in Shareholders’ Equity no longer met the conditions for equity classification as a result of Sotheby's irrevocable election in the first quarter of 2013 to settle the remaining Convertible Note Hedges solely in cash. Accordingly, as of March 31, 2013, the $21.8 million fair value of the remaining Convertible Note Hedges was reclassified to Other Current Assets, with a corresponding increase to Shareholders’ Equity of $12 million, net of taxes. In June 2013, Sotheby's settled the remaining conversion obligation related to the Convertible Notes entirely in cash. As a result, the Convertible Note Hedges were exercised, and Sotheby's received $15.5 million in cash to offset the conversion premium related to the Convertible Notes.
On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of Sotheby's Common Stock at a price of approximately $44.50 per share, as adjusted. The net proceeds received by Sotheby's in June 2008 from the sale of the Warrants was $22.3 million and was recorded as a component of Additional Paid In Capital within Shareholders' Equity. The Warrants were automatically exercisable subject to a limit of approximately 118,348 Warrants per day for each day in the 50 trading days that began on September 17, 2013 and ended on November 25, 2013. The settlement of Warrant exercises resulted in the issuance of 722,288 shares of Sotheby's Common Stock in the fourth quarter of 2013.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under Sotheby's Long-Term Debt during the five year period after the December 31, 2013 balance sheet date are as follows (in thousands of dollars):

2014	$31,754
2015	$243,268
2016	$15,750
2017	$15,750
2018	$15,750
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015 unless the mortgage is paid in-full by that date.

Interest Expense—In 2013, 2012, and 2011, Interest Expense consisted of the following (in thousands of dollars):

	2013	2012	2011
Revolving credit facility:
Amortization of amendment and arrangement fees	$1,279	$1,764	$1,737
Commitment fees	1,532	1,277	1,267
Sub-total	2,811	3,041	3,004
York Property Mortgage	16,512	16,770	16,868
2022 Senior Notes and 2015 Senior Notes	15,750	9,775	6,342
Convertible Notes	6,417	13,470	13,689
Other interest expense	1,222	1,373	1,595
Total Interest Expense	$42,712	$44,429	$41,498
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes, the 2015 Senior Notes, and the Convertible Notes.
In 2013, 2012, and 2011, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	2013	2012	2011
Contractual coupon interest expense	$2,621	$5,683	$6,038
Discount amortization	3,796	7,787	7,651
Total	$6,417	$13,470	$13,689
          Interest Paid—In 2013, 2012, and 2011, interest paid totaled $33.2 million, $34.9 million, and $26.7 million, respectively. Interest paid primarily consists of cash payments related to the York Property Mortgage, Sotheby’s long-term debt securities, and fees related to Sotheby's credit facility.
Note 11—Income Taxes
In 2013, 2012, and 2011, the significant components of income tax expense consisted of the following (in thousands of dollars):

	2013	2012	2011
Income before taxes:
Domestic	$45,093	$36,060	$44,876
Foreign	140,600	123,376	186,513
Total	$185,693	$159,436	$231,389
Income tax expense—current:
Domestic	$8,131	$21,536	$13,051
State and local	8,301	1,020	7,397
Foreign	29,602	29,775	44,760
Sub-total	46,034	52,331	65,208
Income tax expense (benefit)—deferred:
Domestic	2,543	800	12,467
State and local	(241)	(2,016)	(18,428)
Foreign	7,366	280	785
Sub-total	9,668	(936)	(5,176)
Total	$55,702	$51,395	$60,032
In 2013, income tax expense related to equity in earnings of investees was approximately $0.01 million. In 2012, and 2011, income tax expense related to equity in earnings of investees was approximately $0.1 million.

As of December 31, 2013 and 2012, the components of Deferred Tax Assets and Deferred Tax Liabilities consisted of the following (in thousands of dollars):

December 31	2013	2012
Deferred Tax Assets:
Inventory writedowns, asset provisions and liabilities	$19,893	$23,004
Tax loss and credit carryforwards	19,215	11,306
Difference between book and tax basis of depreciable and amortizable assets	21,093	20,836
Share-based payments and deferred compensation	37,737	33,028
Sub-total	97,938	88,174
Valuation allowance	(3,227)	(10,235)
Total deferred tax assets	94,711	77,939
Deferred Tax Liabilities:
Difference between book and tax basis of other assets and liabilities	6,636	6,273
Step up in acquired assets	28	27
Pension obligations	4,391	3,553
Basis differences in equity method investments	4,745	4,684
Undistributed earnings of foreign subsidiaries	26,462	113
Total deferred tax liabilities	42,262	14,650
Total	$52,449	$63,289
The presentation of certain prior year amounts in the table above has been updated to conform to the current year presentation.
As of December 31, 2013, Sotheby’s had deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $19.2 million that begin to expire in 2016.
As of December 31, 2013 and 2012, Sotheby’s had provided valuation allowances of $3.2 million and $10.2 million, respectively, for foreign tax credits and certain foreign loss carryforwards. During 2013, the valuation allowance against foreign tax credits was reversed based on management’s conclusion that, as the result of the planned repatriation of certain foreign earnings in 2014, it is now more likely than not that the foreign tax credits will be realized due to sufficient foreign source income that will be generated by the planned repatriation.

In 2013, 2012, and 2011, the effective income tax rate varied from the statutory tax rate as follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.8%	(0.1%)	(3.1%)
Foreign taxes at rates different from U.S. rates	(11.1%)	(9.7%)	(9.7%)
Deemed income from foreign subsidiaries, net	2.2%	2.8%	2.0%
Tax reserves	(1.1%)	0.2%	0.7%
Corporate-owned life insurance	(0.7%)	(0.5%)	0.2%
Valuation allowance	(4.5%)	2.6%	0.3%
Other non-deductible expenses	0.4%	0.5%	0.3%
Non-deductible compensation	0.5%	0.5%	0.3%
Undistributed earnings of foreign subsidiaries	11.0%	0.0%	(0.2%)
Worthless stock deduction	(3.7%)	0.0%	0.0%
Other	(0.8%)	0.9%	0.1%
Effective income tax rate	30.0%	32.2%	25.9%
The presentation of the impact of undistributed earnings of foreign subsidiaries on the 2011 effective income tax rate was updated to conform to the current year presentation.
The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences (e.g., non-deductible expenses) on pre-tax results by taxing jurisdiction, and changes in valuation allowances and tax reserves.
Sotheby's effective income tax rate was approximately 30% in 2013, compared to approximately 32.2% in 2012. The 2013 effective income tax rate was influenced by a number of factors. In the second quarter of 2013, a $6.8 million income tax benefit was recorded, net of a related liability recognized for uncertain tax benefits (see Note 12), for a worthless stock deduction Sotheby’s intends to claim on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary. Several developments occurred during 2013 that impacted the future value of this subsidiary, making it clear that Sotheby’s had met the criteria for claiming a worthless stock deduction in 2013. These developments included the revaluation of several significant items held in the subsidiary's inventory, as well as the decision to close the subsidiary’s remaining office. In addition, in the fourth quarter of 2013, net income tax expense of $8.7 million was recorded as a result of management’s decision to repatriate $250 million of accumulated foreign earnings of Sotheby’s subsidiaries in Switzerland ($120 million), the U.K. ($105 million), and Hong Kong ($25 million) to help fund a $300 million special dividend payable to shareholders in 2014. Management had intended that the $250 million in foreign earnings would be indefinitely reinvested outside of the U.S., and would therefore not be subject to U.S. income taxes, based on its projections and planned uses of foreign earnings. However, based on the conclusions reached in January 2014 as a result of the Capital Allocation and Financial Policy Review (see Note 14), management and the Board of Directors determined that it is appropriate to repatriate these funds. The income tax expense that was recognized in the fourth quarter of 2013 as a result of this planned repatriation of foreign earnings was recorded net of the reversal of a valuation allowance against certain foreign tax credits which management determined were more likely than not to be realized as a result of the planned repatriation.
In 2012, the effective income tax rate increased, when compared to 2011, due to a higher amount of deemed income from foreign subsidiaries that was currently taxable in the U.S. and the recording of a valuation allowance against foreign tax credits and foreign net operating losses. In 2011, the effective income tax rate was impacted by a state and local tax benefit recognized due to the reversal of a valuation allowance against certain state and local deferred tax assets.

Sotheby’s has generally considered the unremitted earnings of its foreign subsidiaries to be indefinitely reinvested and does not intend to change this position with respect to historical earnings as of December 31, 2013, with the exception of the planned repatriation described above. A tax liability of $26.3 million ($11.1 million, net of foreign tax credits) has been recognized on approximately $250 million of those earnings due to their planned repatriation to the U.S. in 2014. The $11.1 million net liability consists of $8.7 million that was charged against net income and $2.4 million that was charged against other comprehensive income. As of December 31, 2013, income taxes have not been provided on the remaining $498.5 million of undistributed earnings that are intended to be indefinitely reinvested outside of the U.S. A determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such hypothetical liability, if any, is subject to many variables, such as the amount of foreign tax credits that may be available, if any, and is dependent on circumstances existing if and when remittance occurs. If these earnings were not indefinitely reinvested outside the U.S., and assuming no use of foreign tax credits in the U.S., a deferred tax liability of approximately $174.5 million would be recognized for U.S. federal income taxes.
Based on current projections and planned uses of foreign earnings (including the planned repatriation discussed above), management believes that all other accumulated foreign earnings as of December 31, 2013 will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby’s U.S. operations or commitments. However, as a result of the Capital Allocation and Financial Policy Review concluded in January 2014 (see Note 14), management has determined that, beginning in 2014, the current earnings of its foreign subsidiaries will not be indefinitely reinvested. As a result, the recognition of deferred taxes on such earnings will increase the 2014 effective income tax rate.
Total net income tax payments during 2013, 2012, and 2011 were $36.2 million, $61.4 million, and $56.6 million, respectively.
Note 12—Uncertain Tax Positions
As of December 31, 2013, 2012, and 2011, the liability for unrecognized tax benefits, excluding interest and penalties, was $25.4 million, $35.4 million, and $34.7 million, respectively, consisting of the following (in thousands of dollars):

December 31	2013	2012	2011
Deferred income taxes (contra assets)	$—	$12,445	$12,445
Accrued income taxes (current)	—	482	—
Accrued income taxes (long-term)	25,423	22,473	22,244
Total liability for unrecognized tax benefits	$25,423	$35,400	$34,689
As of December 31, 2013 and 2012, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective income tax rate was $11.7 million and $17.4 million, respectively.
The table below presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2013, 2012, and 2011 (in thousands of dollars):

	2013	2012	2011
Balance at January 1	$35,400	$34,689	$29,194
Increases in unrecognized tax benefits related to the current year	8,999	2,484	5,928
Increases in unrecognized tax benefits related to prior years	9	1,689	1,488
Decreases in unrecognized tax benefits related to prior years	(16,651)	(3,350)	(1,317)
Decreases in unrecognized tax benefits related to settlements	(555)	—	(350)
Decreases in unrecognized tax benefits due to the lapse of the applicable statute of limitations	(1,779)	(112)	(254)
Balance at December 31	$25,423	$35,400	$34,689
In 2013, the net decrease to the liability for unrecognized tax benefits is primarily attributable to the settlement of an audit and the expiration of the statute of limitations for certain tax years. The decrease is partially offset by a liability recognized for a portion of a tax benefit recorded during the year related to a worthless stock deduction Sotheby’s intends to claim on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary. Several developments occurred during 2013 that impacted the future value of this subsidiary, making it clear that Sotheby’s had met the criteria for claiming a worthless stock deduction in 2013. These developments included the revaluation of several significant items held in the subsidiary's inventory, as well as the decision to close the subsidiary’s remaining office.

In 2012, the net increase to the liability for unrecognized tax benefits was primarily attributable to increased reserves related to transfer pricing and other U.S. federal and state and non-U.S matters, partially offset by the reduction of the liability for unrecognized tax benefits primarily related to U.S. state issues that are no longer uncertain tax positions as a result of filing amended state returns and to U.S. federal matters for which the timing of the deduction is now certain.
In 2011, the net increase to the liability for unrecognized tax benefits was primarily attributable to increased reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters, partially offset by the reduction of the liability for unrecognized tax benefits due to settlement of state and local tax audits.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Income Statements. During 2013, 2012, and 2011, Sotheby’s recognized a benefit of $0.2 million, an expense of $0.5 million, and an expense of $0.6 million, respectively, for interest expense and penalties related to unrecognized tax benefits. As of December 31, 2013, 2012, and 2011, the liability for tax-related interest and penalties included on Sotheby's Consolidated Balance Sheets was $1.6 million, $1.8 million, and $1.3 million, respectively. The net decrease in 2013 was due primarily to the reversal of the interest accrued on the unrecognized tax benefits that were recognized during 2013, partially offset by an accrual of additional interest for the year. The increase in 2012 was due primarily to the accrual of additional interest.
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
Management believes it is reasonably possible that a decrease of $4.5 million in the balance of unrecognized tax benefits can occur within 12 months of the December 31, 2013 balance sheet date primarily as a result of the expiration of the statutes of limitation and an expected settlement of an ongoing tax audit.
Note 13—Lease Commitments
Sotheby’s conducts business on premises leased in various locations under long-term operating leases expiring at various dates through 2060. In 2013, 2012, and 2011, net rental expense under Sotheby’s operating leases was $17.8 million, $17.4 million, and $14.7 million, respectively, which was recorded in General and Administrative Expenses in the Consolidated Income Statements. Future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2013 were as follows (in thousands of dollars):

2014	$17,436
2015	15,981
2016	14,144
2017	12,013
2018	5,673
Thereafter	39,291
Total future minimum lease payments	$104,538
The future minimum lease payments in the table above exclude future minimum sublease rental receipts of $2.9 million owed to Sotheby’s under noncancellable subleases. In addition to the operating lease payments in the table above, under the terms of certain leases, Sotheby’s is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.

Note 14—Shareholders’ Equity, Dividends, and Share-Based Payments
Common Stock—The principal U.S. market for Sotheby’s Common Stock is the New York Stock Exchange (the “NYSE”) (Symbol: BID). Each share of Sotheby's Common Stock has a par value of $0.01 per share and is entitled to one vote.
Preferred Stock—Sotheby’s has the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were outstanding as of December 31, 2013, 2012, and 2011.
Shareholder Rights Plan—On October 4, 2013, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Sotheby's Common Stock and adopted a shareholder rights plan (the "Rights Agreement"). The dividend was paid on October 14, 2013 to the shareholders of record on that date. Each Right allows its holder to purchase from Sotheby's one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $200 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of Sotheby's Common Stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.
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
The Rights Agreement also includes “qualifying offer” provisions, whereby the Rights will automatically expire concurrently with (but no earlier than 100 days after the commencement of such qualifying offer) the purchase of 50% (including any shares held by the offeror) of Sotheby's outstanding Common Stock on a fully diluted basis pursuant to a tender or exchange offer for all of the outstanding shares of Sotheby's Common Stock at the same price and for the same consideration, provided that the offeror irrevocably commits to purchase all remaining untendered shares at the same price and the same consideration actually paid pursuant to the offer. The Rights will expire on October 3, 2016; provided that if Sotheby's shareholders have not ratified the Rights Agreement by October 3, 2014, the Rights will expire on such date.
On October 4, 2013, Sotheby's designated 2,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.
Quarterly Cash Dividends—The following table summarizes cash dividends declared and paid in 2013, 2012, and 2011 (in thousands of dollars, except per share amounts):

Year	Dividends Per Common Share	Total Dividends
2013	$0.20	$13,754
2012	$0.52	$35,223
2011	$0.23	$14,851
In December 2012, the Board of Directors declared and Sotheby's paid accelerated first and second quarter of 2013 cash dividends of $13.6 million ($0.20 per common share). This accelerated dividend was paid in lieu of quarterly dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
On February 27, 2014, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million), payable on March 17, 2014 to shareholders of record as of March 10, 2014.

Subsequent Event: Capital Allocation and Financial Policy Review—In January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments (see Note 10), (ii) declared a special dividend of $300 million ($4.34 per share), payable on March 17, 2014 to shareholders of record as of February 12, 2014, (iii) authorized a 5-year, $150 million Common Stock repurchase program that will be implemented principally to offset the annual vesting of employee share-based payments, and (iv) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders. The $300 million special dividend will be funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by existing domestic cash balances (see Note 11).
Share-Based Payments—Share-based payments to employees include performance-based stock awards, shares of restricted stock, restricted stock units, and stock options. Each type of share-based payment is explained below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the Consolidated Income Statements. In 2013, 2012, and 2011, compensation expense related to share-based payments was as follows (in thousands of dollars):

	2013	2012	2011
Pre-Tax	$22,350	$19,240	$18,918
After-Tax	$15,299	$13,078	$12,536
In 2013, 2012, and 2011, Sotheby's realized $3.5 million, $2.8 million, and $7 million respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Consolidated Statements of Cash Flows.
As of December 31, 2013, unrecognized compensation expense related to the unvested portion of share-based payments was $20.6 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.7 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
Sotheby's Restricted Stock Unit Plan—The Sotheby's Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) provides for the issuance of Restricted Stock Units (“RSU's”) to employees, subject to the approval of the Compensation Committee of the Board of Directors (the “Compensation Committee”). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential future contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deems relevant.
RSU's generally vest evenly over a three or four year service period. Prior to vesting, holders of RSU's do not have voting rights, but are entitled to receive dividend equivalents. Dividend equivalents paid to holders of unvested RSU's are not forfeitable. RSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
Performance Share Units (or “PSU's”) are RSU's that generally vest over three or four years, subject to the achievement of certain profitability targets. Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are credited to holders of PSU's and are only paid for the portion of PSU's that vest and become shares of Common Stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
On February 6, 2013, Sotheby's issued 696,488 PSU's with annual vesting opportunities over a four-year service period and a fair value of $24.9 million as follows: (i) 600,702 PSU's with a fair value of $21.5 million related almost entirely to Sotheby's incentive compensation programs and (ii) 95,786 PSU's with a fair value of $3.4 million issued to William F. Ruprecht, Sotheby's Chief Executive Officer, in accordance with the terms of his employment agreement.
On February 11, 2014, Sotheby's issued share-based payment awards with a total fair value of $28.3 million, as follows: (i) 415,510 PSU's with a fair value of $18.5 million and a single vesting opportunity after a three-year service period, including 336,999 PSU's with a fair value of $15 million, related almost entirely to Sotheby's incentive compensation programs, and 78,511 PSU's with a fair value of $3.5 million issued to William F. Ruprecht in accordance with the terms of his employment agreement, and (ii) 220,243 RSU's with annual vesting over a three-year service period and a fair value of $9.8 million related almost entirely to Sotheby's incentive compensation programs.

Summary of RSU’s, and PSU’s—In 2013, changes to the number of outstanding RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock Shares, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,912	$30.39
Granted	696	$35.75
Vested	(703)	$21.97
Canceled	(82)	$37.42
Outstanding at December 31, 2013	1,823	$35.37
The aggregate fair value of Restricted Stock and RSU’s that vested during 2013, 2012, and 2011 was $26.9 million, $28.1 million, and $45.2 million, respectively, based on the closing stock price on the dates the shares vested.
On May 8, 2013, Sotheby's shareholders approved the Second Amended and Restated Sotheby's Restricted Stock Unit Plan, which, among other things, increased the maximum number of shares authorized for issuance by 3 million shares. As of December 31, 2013, 3.9 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over four years and generally expire ten years after the date of grant.
On February 9, 2010, the Compensation Committee approved a grant of 0.5 million stock options with a grant date fair value of $10.48 per share to five senior executives. These stock options have an exercise price of $22.11 and vest evenly over four years. Prior to this grant, no stock options were issued by Sotheby’s since 2005, and no stock options were granted in 2011, 2012, or 2013. As of December 31, 2013, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
In 2013, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	348	$21.92
Canceled	(69)	$22.11
Exercised	(186)	$21.75
Outstanding at December 31, 2013	93	$22.11	5.2	$2,915
Exercisable at December 31, 2013	38	$22.11	6.1	$1,166
The aggregate intrinsic value of options exercised during 2013, 2012, and 2011 was $3.5 million, $0.6 million, and $3.2 million, respectively. Cash received from stock options that were exercised during 2013, 2012, and 2011 totaled $4 million, $1 million, and $2.6 million, respectively. In 2013, 2012, and 2011, the related excess tax benefit realized from the exercise of stock options was $0.7 million, $0.1 million, and $0.8 million, respectively.
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

Note 15—Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss during the period January 1, 2011 to December 31, 2013 (in thousands of dollars):

	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2011	$(25,979)	$7,031	$(18,948)
Foreign currency translation adjustments	(8,033)	1,027	(7,006)
Net unrealized losses related to defined benefit pension plan	—	(27,964)	(27,964)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive loss	(8,033)	(26,937)	(34,970)
Balance at December 31, 2011	(34,012)	(19,906)	(53,918)
Foreign currency translation adjustments	17,928	(1,163)	16,765
Net unrealized losses related to defined benefit pension plan	—	(13,222)	(13,222)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income (loss)	17,928	(14,385)	3,543
Balance at December 31, 2012	(16,084)	(34,291)	(50,375)
Foreign currency translation adjustments	14,732	(858)	13,874
Net unrealized losses related to defined benefit pension plan	—	(4,065)	(4,065)
Amounts reclassified from accumulated other comprehensive loss	—	1,113	1,113
Net other comprehensive income (loss)	14,732	(3,810)	10,922
Balance at December 31, 2013	$(1,352)	$(38,101)	$(39,453)

Note 16—Commitments and Contingencies
Employment Arrangements—As of December 31, 2013, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between February 2014 and March 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby’s incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide for annual share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $15.3 million as of December 31, 2013.
Indirect Tax Contingencies—Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added, and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby’s unless it fails to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may require Sotheby’s to record a liability and corresponding charge to General and Administrative Expenses. As December 31, 2012, the total liability related to such tax contingencies was $4.9 million, representing Sotheby's estimate of the amounts owed for uncollected sales taxes. In January 2013, Sotheby’s paid approximately $4.7 million of this liability to the appropriate state taxing authority and the remainder of the liability was paid in June 2013.
Guarantee of Collection—A guarantee of collection is a guarantee to the consignor that, under certain conditions, Sotheby's will pay the consignor for property which has sold at auction but has not been paid for, within a certain amount of time, by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
As of December 31, 2013, Sotheby's had guaranteed to a consignor the collection of up to approximately $131.3 million in potential sale proceeds related to property to be offered at auctions in London and New York primarily in the first and second quarters of 2014. In the event a purchaser has not paid for any item sold at auction by the settlement date (i.e., 35 days after the date of the auction or such other date agreed to by the consignor), Sotheby's will pay the consignor the net sale proceeds up to the final presale mid-estimate of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. If any of the property under this guarantee of collection fails to meet its reserve price and as a result, does not sell at the auction, or if the consignor elects to cancel a sale due to buyer default, Sotheby's has no obligation to pay the consignor for those items. As of February 14, 2014, Sotheby's had sold property with a guarantee of collection equal to $49.6 million.
As of December 31, 2013, Sotheby's had guaranteed to a consignor the collection of private sale proceeds in the amount of $35 million to be paid to the consignor on January 31, 2014. On January 27, 2014, all amounts due from the buyer were collected and all amounts due to the consignor were paid by Sotheby's.
Legal Contingencies—Sotheby’s becomes involved in various legal proceedings, lawsuits, and other claims incidental to the ordinary course of its business, including the two matters described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in management's settlement strategy. Management does not believe that the outcome of any of these pending claims or legal proceedings will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition, and/or cash flows.

Sotheby's Inc. v. Halsey Minor was an action filed by a subsidiary of Sotheby's in September 2008 in the U.S. District Court for the Southern District of New York, seeking to collect amounts due for three paintings that Mr. Minor purchased in auctions conducted by Sotheby's in the spring of 2008. In March 2010, the court granted Sotheby's motions for summary judgment and entered a judgment in Sotheby's favor in the amount of $6.6 million, which was collected by Sotheby's in the second quarter of 2010. This judgment included $4.4 million for the shortfall resulting from the resale of the three paintings when compared to the original purchase prices and $2.2 million in interest and late charges owed to Sotheby's. The judgment also included an award of attorney's fees, in an amount that the court later determined to be $2.5 million. In February 2011, Mr. Minor and Sotheby's entered into a settlement agreement pursuant to which Mr. Minor dismissed his pending appeal and agreed to pay Sotheby's an additional $2.5 million in exchange for a release by Sotheby's of the uncollected $2.5 million judgment that it had against him and any claim for additional attorney's fees. As a result of the February 2011 settlement with Mr. Minor and the resolution of an outstanding claim related to the $6.6 million judgment, Sotheby's recognized a benefit of $3 million in its Consolidated Income Statement in the first quarter of 2011. This benefit relates to interest earned on Mr. Minor's overdue balance ($2.2 million), compensation for lost auction commissions ($0.4 million), and the partial reimbursement of legal fees ($0.4 million). As of December 31, 2013, $0.9 million of the $2.5 million settlement amount that was agreed to in February 2011 was paid by Mr. Minor and has been recognized in Sotheby's financial statements, with a benefit of $0.5 million recognized in 2013. It is uncertain how much of the remaining $1.6 million owed under the settlement will be paid and, as a result, this amount has not been recognized in Sotheby's financial statements.
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
(See Note 7, which discusses a contingent obligation related to Sotheby's interest in an equity method investment. See Note 10 for information related to Sotheby's long-term debt commitments. See Note 12, which discusses income tax contingencies. See Note 13 for information related to lease commitments. See Note 17 for information related to pension commitments. See Note 18, which discusses Sotheby's contingent obligations related to auction guarantees. )
Note 17—Pension Arrangements
Retirement Savings Plan—Sotheby’s sponsors a qualified defined contribution plan for its U.S. employees who have met certain minimum length of service requirements (the “Retirement Savings Plan”). Participants in the Retirement Savings Plan may elect to contribute between 2% and 20% of their eligible pre-tax compensation, up to the maximum amount allowable under Internal Revenue Service (“IRS”) regulations. Participant savings are matched by a contribution from Sotheby’s of up to 3% of each participant’s eligible compensation. Sotheby’s may also contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant’s eligible compensation depending on Company profitability and subject to the maximum amount allowable under IRS regulations. In 2013, 2012, and 2011, Sotheby’s accrued discretionary contributions of $1.2 million, $1.2 million, and $1.7 million, respectively, to the Retirement Savings Plan, which is equal to 2%, 2%, and 3%, respectively, of each participant’s eligible compensation paid during those years. In 2013, 2012, and 2011, pension expense related to Sotheby's matching contributions (which includes discretionary contributions) to the Retirement Savings Plan, net of forfeitures, was $2.3 million, $2 million, and $3.6 million, respectively.
Deferred Compensation Plan—Sotheby’s sponsors the non-qualified Deferred Compensation Plan (the “DCP”) which is available to certain U.S. officers of Sotheby’s for whom contributions to the Retirement Savings Plan are limited by IRS regulations. The DCP provides participants with a menu of investment crediting options which track a portfolio of various deemed investment funds. Sotheby’s provides matching and discretionary contributions on the same basis as the Retirement Savings Plan, as discussed above. In 2013, 2012, and 2011, Sotheby’s accrued discretionary contributions of $0.4 million, $0.5 million, and $0.9 million, respectively, to the DCP, which is equal to 2%, 2%, and 3%, respectively, of each participant’s eligible compensation paid during those years. In 2013, 2012, and 2011, pension expense related to Sotheby's matching contributions (which includes discretionary contributions) to the DCP was $0.9 million, $1.0 million, and $1.4 million, respectively.

Employee deferrals and Sotheby’s contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of the Company and certain other situations. DCP liabilities are financed through the trust almost entirely by using company-owned variable life insurance (“COLI”), and, to a much lesser extent, investments in mutual funds. As of December 31, 2013 and 2012, the DCP liability was $51.8 million and $45.2 million, respectively, and the assets held in the rabbi trust consisted of the following (in thousands of dollars):

December 31	2013	2012
Company-owned variable life insurance	$45,581	$41,861
Mutual fund investments	7,650	6,065
Total	$53,231	$47,926
The COLI and mutual fund investments are aggregated and recorded on the Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability. The COLI is reflected at its cash surrender value. The mutual fund investments are classified as trading securities and reflected at their fair value.
Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized in earnings within Salaries and Related costs in the period in which they occur. Gains in deemed participant investments increase the DCP liability, as well as Salaries and Related costs. Losses in deemed participant investments decrease the DCP liability, as well as Salaries and Related costs. In 2013, 2012, and 2011, net gains (losses) in deemed participant investments totaled $5.1 million, $3.2 million, and ($0.5) million, respectively.
Gains and losses resulting from changes in the fair value of the cash surrender value of the COLI and the mutual fund investments and related insurance expenses are recognized in earnings below Operating Income within Other Income (Expense) in the period in which they occur. In 2013, 2012, and 2011, net gains (losses) related to the COLI and the mutual fund investments were $3.7 million, $2.4 million, and ($1.3) million, respectively.
U.K. Defined Contribution Plan—Beginning on April 1, 2004, a defined contribution plan was made available to employees in the U.K. (the "U.K. Defined Contribution Plan"). In 2013, 2012, and 2011, pension expense related to the U.K. Defined Contribution Plan was $1.3 million, $1 million, and $0.8 million, respectively.
U.K. Defined Benefit Plan—Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. The tables below present detailed information related to the U.K. Pension Plan.

Benefit Obligation, Plan Assets, and Funded Status
The table below details the changes in the projected benefit obligation, plan assets and funded status of the U.K. Pension Plan, as well as the net pension asset recognized on the Consolidated Balance Sheets, as of December 31, 2013 and 2012 (in thousands of dollars):

December 31	2013	2012
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$318,155	$270,660
Service cost	3,682	3,662
Interest cost	13,359	13,143
Contributions by plan participants	1,251	1,358
Actuarial loss	23,410	25,157
Benefits paid	(8,168)	(8,818)
Foreign currency exchange rate changes	8,496	12,993
Projected benefit obligation at end of year	360,185	318,155
Reconciliation of plan assets
Fair value of plan assets at beginning of year	336,189	297,854
Actual return on plan assets	38,097	27,660
Employer contributions	20,268	4,084
Contributions by plan participants	1,251	1,358
Benefits paid	(8,168)	(8,818)
Foreign currency exchange rate changes	9,832	14,051
Fair value of plan assets at end of year	397,469	336,189
Funded Status
Net pension asset	$37,284	$18,034
As of December 31, 2013 and 2012, the accumulated benefit obligation for the U.K. Pension Plan was $344 million and $305.6 million.
Components of Net Pension Benefit
In 2013, 2012, and 2011, the components of the net pension benefit related to the U.K. Pension Plan were (in thousands of dollars):

	2013	2012	2011
Service cost	$3,682	$3,662	$4,087
Interest cost	13,359	13,143	13,660
Expected return on plan assets	(19,659)	(19,609)	(23,255)
Amortization of actuarial loss	1,458	—	—
Net pension benefit	$(1,160)	$(2,804)	$(5,508)
Net Loss Recognized in Other Comprehensive Income
The net loss related to the U.K. Pension Plan, which is recognized net of tax in Other Comprehensive Income (Loss), is generally the result of: (i) actual results being different from previous actuarial assumptions (for example, the expected return on plan assets) and/or (ii) changes in actuarial assumptions between balance sheet dates (for example, the discount rate). In 2013 and 2012, the net loss related to the U.K. Pension Plan was ($4.1) million and ($13.2) million, respectively.

Net Loss Included in Accumulated Other Comprehensive Loss
Net gains and (losses) related to the U.K. Pension Plan recognized in Other Comprehensive Income are recorded net of tax in the Shareholders' Equity section of the Consolidated Balance Sheets within Accumulated Other Comprehensive Loss. If the amount recorded in Accumulated Other Comprehensive Loss exceeds 10% of the greater of (i) the market-related value of plan assets or (ii) the benefit obligation, that excess amount is amortized as a component of future net pension expense or benefit over the average expected remaining service period of active plan participants, which is approximately 12.8 years. The market-related value of plan assets adjusts the market value of plan assets by recognizing changes in fair value over a period of five years. As of December 31, 2013 and 2012, the net loss related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss was ($38.6) million and ($34.8) million, respectively. It is expected that approximately $1.9 million ($2.3 million, pre-tax) of the ($38.6) million net loss will be recognized as a component of the net pension benefit for the year ended December 31, 2014.
Assumptions
In 2013, 2012, and 2011, the following assumptions were used in determining the benefit obligation and net pension benefit related to the U.K. Pension Plan:

Benefit Obligation	2013	2012
Weighted average discount rate	4.40%	4.40%
Weighted average rate of compensation increase	4.60%	4.20%

Net Pension Benefit	2013	2012	2011
Weighted average discount rate	4.40%	4.80%	5.50%
Weighted average rate of compensation increase	4.20%	5.00%	5.50%
Weighted average expected long-term rate of return on plan assets	6.20%	6.30%	7.70%
The discount rate represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a yield curve for a selection of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates.
The assumption for future annual compensation increases is determined after considering historical salary data for Sotheby's U.K. employees and management's expectations for future salary growth, as well as current economic data for inflation.
The expected long-term rate of return is weighted according to the composition of invested assets and is based on expected future appreciation, as well as dividend and interest yields currently available in the equity and bond markets. In particular, the expected rate of return for growth assets represents management's estimate of median annualized returns by asset class. The expected rate of return on debt securities is based on interest yields currently available on long-dated U.K. government bonds and highly-rated corporate bonds. No allowance is made in the expected rate of return for potential market out-performance by fund managers.
Plan Assets
The investment policy for the U.K. Pension Plan is established by the Trustees in consultation with the management of Sotheby’s. The Trustees’ investment objective is to maximize the return on assets while controlling the level of risk so as to ensure that sufficient assets are available to pay participants’ benefits as and when they arise. In order to avoid an undue concentration of risk, a diverse spread of assets is held within the portfolio. The diversification is both within and across asset categories. Target allocation percentages are established for different categories within each asset class; actual allocation percentages are permitted to fall within a reasonable range of these targets. In setting specific asset allocation targets, the Trustees take advice as required from professional investment advisors and require that the majority of the assets be realizable at short notice.
The Trustees have agreed that a relatively high concentration of growth securities is appropriate. The investment strategy through December 31, 2013 included target allocation percentages of approximately 68% for growth assets and approximately 32% for debt securities and cash.

In the first quarter of 2014, the Trustees notified management that they will alter the asset allocation percentages so that approximately 60% will be allocated to growth assets and approximately 40% will be allocated to debt securities and cash. A small holding in real estate is retained, which is not subject to this allocation methodology. This change in asset allocation, which takes into account the funded status of the plan and the age profile of participants, is intended to reduce the level of risk and volatility associated with the U.K. Pension Plan while minimizing the necessity for significant future deficit contributions from the Company.
The investment managers for the U.K. Pension Plan have full discretion in making investment decisions, subject to broad guidelines established by the Trustees. It is the Trustees’ policy not to invest in shares of Sotheby’s or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.
The table below presents the fair value of U.K. Pension Plan assets, by investment category, as of December 31, 2013 and 2012 (in thousands of dollars):

December 31	2013	% of Total	2012	% of Total
Growth assets	$280,019	70.5%	$227,140	67.6%
Debt securities:
Government	—	—%	22,702	6.8%
Corporate	30,774	7.7%	28,267	8.4%
Index-linked	82,619	20.8%	53,392	15.9%
Total debt securities	113,393	28.5%	104,361	31.0%
Real estate mutual funds	2,746	0.7%	2,479	0.7%
Cash and cash equivalents	1,311	0.3%	2,209	0.7%
Total fair value of plan assets	$397,469		$336,189
Assets measured at fair value are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

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

The table below provides fair value measurement information for the U.K. Pension Plan assets as of December 31, 2013 (in thousands of dollars):

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Growth assets	$280,019	$189,430	$90,589	$—
Debt securities:
Government	—	—	—	—
Corporate	30,774	11,377	19,397	—
Index-linked	82,619	82,619	—	—
Total debt securities	113,393	93,996	19,397	—
Real estate mutual funds	2,746	—	2,746	—
Cash and cash equivalents	1,311	1,311	—	—
Total fair value of plan assets	$397,469	$284,737	$112,732	$—
As of December 31, 2013, the following U.K. Pension Plan assets are classified as Level 1 fair value measurements:
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
As of December 31, 2013, the following U.K. Pension Plan assets are classified as Level 2 fair value measurements:
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
Estimated Future Benefit Payments
Estimated future benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, are as follows (in thousands of dollars):

Year	Benefit Payments
2014	$9,193
2015	$9,824
2016	$12,537
2017	$11,657
2018	$12,651
2019 to 2023	$72,751

Contributions
In 2013, Sotheby’s contributed $20.3 million to the U.K. Pension Plan, including $18 million contributed in October 2013 in respect to the recently completed statutory triennial funding valuation of the plan. This contribution satisfied the resulting statutory funding deficit in full. Sotheby's currently expects to contribute approximately $3.1 million to the U.K. Pension Plan in 2014.
Note 18—Auction Guarantees
From time-to-time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as Inventory on the Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on the Consolidated Balance Sheets.
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
Although irrevocable bids may be used to reduce the risk associated with auction guarantees, Sotheby's may also enter into auction guarantees without securing irrevocable bids. To the extent that auction guarantees are issued without securing irrevocable bids, auction commission margins and Sotheby's share of any auction guarantee overage could potentially improve, as the buyer's premium and any overage would not be shared with an irrevocable bid counterparty, but Sotheby's could also be exposed to auction guarantee losses and/or deterioration in auction commission margins if the underlying property fails to sell at the minimum guaranteed price. Furthermore, in such situations, Sotheby's liquidity could be reduced.
As discussed in Note 10, Sotheby's credit agreement has a covenant that imposes a $300 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements). In addition to compliance with this covenant, Sotheby's use of auction guarantees is also subject to management and, in some cases, Board of Directors, approval.
As of December 31, 2013, Sotheby’s had outstanding auction guarantees totaling $61.5 million. Each of the outstanding auction guarantees had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees will be offered at auctions in the first half of 2014.
Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of December 31, 2013, $28 million of the guaranteed amount had been advanced by Sotheby's in the U.K. and is recorded on the Consolidated Balance Sheets within Notes Receivable and Consignor Advances (see Note 5). As of December 31, 2013 and December 31, 2012, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $2.9 million and $3.3 million, respectively, and is recorded on the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
As of February 14, 2014, Sotheby's had outstanding auction guarantees totaling $73.7 million. As of February 14, 2014, Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $37.2 million. Each of the outstanding auction guarantees had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees will be offered at auctions in the first half of 2014. As of February 14, 2014, $8.7 million of the guaranteed amount had been advanced by Sotheby's.

Note 19—Derivative Financial Instruments
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
As of December 31, 2013, the notional value of outstanding forward exchange contracts was $37.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
As of December 31, 2013 and December 31, 2012, the aggregate carrying value of Sotheby's outstanding forward exchange contracts was $0.2 million and less than $0.1 million, respectively, which were recorded as liabilities on the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. These carrying values reflect the aggregate fair values of the outstanding derivative instruments on each balance sheet date based on referenced market rates.
Note 20—Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and employees transact with Sotheby's to buy and sell property at auction and through private sales. For the years ended December 31, 2013, 2012, and 2011, Sotheby’s recognized Agency Revenues of $4.8 million, $10 million, and $21.8 million, respectively, related to property consigned or purchased by related parties.
As of December 31, 2013 and 2012, Accounts Receivable (net) included $2.7 million and $3.9 million, respectively, associated with auction or private sale purchases made by related parties and an affiliate of a related party (see Note 5 and Note 7). The related party receivable balance outstanding as of December 31, 2013 was collected in the first quarter of 2014.
Note 21—Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, which requires entities to disclose additional information regarding changes within its accumulated other comprehensive income, but does not change the manner in which entities account for items included in accumulated other comprehensive income. Sotheby's adopted ASU 2013-02 upon its effective date in the first quarter of 2013 (see Note 15).
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

Note 22—Quarterly Results (Unaudited)
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. Collectively, second and fourth quarter Net Auction Sales (as defined below) represented 83% and 84% of total annual Net Auction Sales in 2013 and 2012, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in these years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in those quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, net losses due to the fixed nature of many of Sotheby’s operating expenses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2013
Net Auction Sales (a)	$523,386	$1,654,088	$228,587	$1,932,887
Income Statement Data:
Revenues:
Agency	$94,175	$294,943	$76,929	$327,592
Principal	1,083	2,122	23,491	3,942
Finance	4,933	5,561	5,164	5,619
License fees	1,186	2,090	1,902	1,724
Other	368	152	378	324
Total revenues	$101,745	$304,868	$107,864	$339,201
Net (loss) income	$(22,345)	$91,729	$(30,131)	$90,753
Per Share Amounts:
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.33)	$1.34	$(0.44)	$1.32
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.33)	$1.33	$(0.44)	$1.30
Shares Outstanding:
Basic	67,951	68,306	68,361	68,876
Diluted	67,951	68,889	68,361	69,826
Year Ended December 31, 2012
Net Auction Sales (a)	$425,829	$1,679,253	$192,874	$1,511,700
Income Statement Data:
Revenues:
Agency	$97,410	$290,151	$59,711	$269,959
Principal	2,678	7,394	1,815	14,293
Finance	3,575	4,580	4,572	4,980
License fees	901	1,592	2,046	1,585
Other	395	232	317	306
Total revenues	$104,959	$303,949	$68,461	$291,123
Net income (loss)	$(10,664)	$85,430	$(32,565)	$66,091
Per Share Amounts:
Basic earnings (loss) per share - Sotheby’s common shareholders	$(0.16)	$1.26	$(0.48)	$0.97
Diluted earnings (loss) per share - Sotheby’s common shareholders	$(0.16)	$1.24	$(0.48)	$0.96
Shares Outstanding:
Basic	67,457	67,753	67,771	67,779
Diluted	67,457	68,416	67,771	68,621
Legend:
(a) Net Auction Sales represents the hammer price of property sold at auction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2013, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and concluded that it is effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and has expressed an unqualified opinion in their report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B: OTHER INFORMATION

On February 26, 2014, William F. Ruprecht, Chairman of the Board and President and Chief Executive Officer of the Sotheby's, delivered a written waiver to Sotheby's with respect to the required vesting schedule for Performance Share Units under his existing Terms of Employment, and associated Letter Agreement, dated September 1, 2010, as previously amended. For 2014, Mr. Ruprecht has waived his right to receive Performance Share Units that would vest ratably over four years (subject to meeting annual performance targets), and has accepted Performance Share Units that will cliff-vest only after a three year performance measuring period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Sotheby's
New York, New York

We have audited the internal control over financial reporting of Sotheby’s and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE

New York, New York
February 27, 2014

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference to Sotheby’s definitive proxy statement for the annual meeting of shareholders to be held in 2014 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption “Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)	—
The following consolidated financial statements and the related notes thereto of Sotheby’s and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Income Statements—Years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Comprehensive Income—Years ended December 31, 2013, 2012 and 2011; Consolidated Balance Sheets—December 31, 2013 and 2012; Consolidated Statements of Cash Flows—Years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2013, 2012 and 2011.

15(a)(2)	—
The following is the consolidated financial statement schedule of Sotheby’s and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.

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

3.2	—	Amended and Restated By-Laws of Sotheby’s, amended through November 4, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Third Quarter Form 10-Q for 2010.

3.3	—	Form of Indemnity Agreement, as amended and restated as of August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2009.

3.4	—	Certificate of Designations for Sotheby’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on October 4, 2013.

4.1	—	See Exhibits 3.1, 3.2, 3.3, and 3.4.

4.2	—
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

4.6	—
Rights Agreement, dated as of October 4, 2013, between Sotheby’s and Computershare, Inc., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to the Company’s current report on Form 8-K, filed on October 4, 2013.

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

10.18	—
Thirteenth Amendment to the Agreement of Partnership, dated March 22, 2013 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2013.

10.19*	—
Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.20*	—
First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.21*	—
Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2010.

10.22	—
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

10.23	—
Amended and Restated Auction Guaranty Side Letter, dated June 27, 2013, in reference to the Amended and Restated Credit Agreement, by and among the Sotheby’s Credit Parties, General Electric Capital Corporation, as Agent for the Lenders, and the Lenders signatory thereto from time to time, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2013.

10.24	—
Consent Memorandum, dated October 4, 2013, by and among certain Sotheby’s Credit Parties, General Electric Capital Corporation, as Agent for the Lenders, and the Lenders signatory to the Credit Agreement, regarding the Rights Agreement by and between the Company and Computershare Inc., incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2013.

10.25	—
Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby’s, purchaser for 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2009.

10.26	—
Consent and Assumption Agreement with Release, dated as of February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby’s as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Agent and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2009.

10.27	—
Loan Agreement, dated as of June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2009.

10.28	—
First Amendment to Loan Agreement and Other Loan Documents, dated as of September 20, 2005 between 1334 York Avenue L.P., as Borrower, and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.4 to the Company’s First Quarter Form 10-Q for 2009.

10.29	—
Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.30	—
Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006.

10.31	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, dated as of September 3, 2012, incorporated by reference to Exhibit 10.3 to the Company's Third Quarter Form 10-Q for 2012.

10.32	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, amended as of September 26, 2012, incorporated by reference to Exhibit 10.4 to the Company's Third Quarter Form 10-Q for 2012.

10.33*	—
Employment Agreement dated September 1, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.34*^	—
Confidentiality Agreement dated September 2, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.35*	—
Letter Agreement, dated December 19, 2013, but effective as of January 1, 2014, between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.36*	—	Severance Agreement, dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2013.

10.37*	—
Offer Letter (with related Confidentiality Agreement), dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company’s Third Quarter Form 10-Q for 2013.

10.38*	—
Severance Agreement Amendment, dated December 19, 2013 but effective as of January 1, 2014, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.39*	—
Severance Agreement, dated June 30, 2011 but effective July 1, 2011, between the Company and William S. Sheridan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 7, 2011.

10.40*	—
Transition Agreement, dated October 7, 2013 and effective September 20, 2013, between the Company and William S. Sheridan, incorporated by reference to Exhibit 10.4 to the Company’s Third Quarter Form 10-Q for 2013.

10.41*	—
Severance Agreement, dated as of December 18, 2012 but effective January 1, 2013, between Sotheby’s and Bruno Vinciguerra, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 21, 2012.

10.42*	—
Severance Agreement, dated December 19, 2013 but effective January 1, 2014, between Sotheby’s and Bruno Vinciguerra, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.43*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.44*	—
Letter Agreement, dated December 20, 2013, between Sotheby’s Hong Kong, Ltd., a Company subsidiary, and Kevin Ching, incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.45*	—
Severance Agreement dated December 21, 2012 but effective January 1, 2013, between Sotheby’s and Mitchell Zuckerman, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 21, 2012.

10.46*	—
Severance Agreement dated December 19, 2013 but effective January 1, 2014, between Sotheby’s and Mitchell Zuckerman, incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.47*	—
Second Amended and Restated Sotheby’s Restricted Stock Unit Plan, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement, filed on March 26, 2013 with the Securities and Exchange Commission.

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

10.53*	—	Sotheby’s Executive Bonus Plan (amended as of January 1, 2012), incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2012.

10.54	—
Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.55	—
Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583), dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.5 to the Company’s Second Quarter Form 10-Q for 2008.

10.56	—
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

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

24	—	Powers of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(15)(b)	—	On October 4, 2013, the Company filed a current report on Form 8-K under Item 8.01, “Other Events,” and Item 9.01, “Financial Statements and Exhibits.”

—
On October 4, 2013, the Company filed a current report on Form 8-K under Item 1.01, “Entry into a Definitive Agreement,” Item 3.03, “Material Modification to Rights of Security Holders,” Item 5.03, “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year,” and Item 9.01, “Financial Statements and Exhibits.”

	—	On October 15, 2013, the Company filed a current report on Form 8-K under Item 7.01, “Regulation FD Disclosure,” and Item 9.01, “Financial Statements and Exhibits.”

	—	On November, 12, 2013, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

—
On December 24, 2013, the Company filed a current report on Form 8-K under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers," and Item 9.01, "Financial Statements and Exhibits."

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

SCHEDULE II
SOTHEBY’S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables:
2013 Allowance for doubtful accounts and credit losses	$7,969	$1,444	$—	$728	$8,685
2012 Allowance for doubtful accounts and credit losses	$8,038	$1,296	$—	$1,365	$7,969
2011 Allowance for doubtful accounts and credit losses	$5,687	$2,951	$388	$988	$8,038
Deferred tax assets:
2013 Valuation allowance	$10,235	$1,735	$66	$8,809	$3,227
2012 Valuation allowance	$6,000	$4,333	$—	$98	$10,235
2011 Valuation allowance	$19,106	$675	$—	$13,781	$6,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ WILLIAM F. RUPRECHT
William F. Ruprecht
Chairman of the Board, President and Chief Executive Officer
Date: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM F. RUPRECHT	Chairman of the Board, President and Chief Executive Officer	February 27, 2014
William F. Ruprecht

/s/ DEVONSHIRE*	Deputy Chairman of the Board	February 27, 2014
Duke of Devonshire

/s/ DOMENICO DE SOLE*	Lead Independent Director	February 27, 2014
Domenico De Sole

/s/ JOHN M. ANGELO*	Director	February 27, 2014
John M. Angelo

/s/ STEVEN B. DODGE*	Director	February 27, 2014
Steven B. Dodge

/s/ DANIEL MEYER*	Director	February 27, 2014
Daniel Meyer

/s/ ALLEN QUESTROM*	Director	February 27, 2014
Allen Questrom

/s/ MARSHA E. SIMMS*	Director	February 27, 2014
Marsha E. Simms

/s/ MICHAEL I. SOVERN*	Director	February 27, 2014
Michael I. Sovern

/s/ DIANA L. TAYLOR*	Director	February 27, 2014
Diana L. Taylor

/s/ ROBERT S. TAUBMAN*	Director	February 27, 2014
Robert S. Taubman

/s/ DENNIS M. WEIBLING*	Director	February 27, 2014
Dennis M. Weibling

/s/ PATRICK S. MCCLYMONT	Executive Vice President and Chief Financial Officer	February 27, 2014
Patrick S. McClymont

/s/ KEVIN M. DELANEY	Senior Vice President, Controller and Chief Accounting Officer	February 27, 2014
Kevin M. Delaney

/s/ PATRICK S. MCCLYMONT		February 27, 2014
*Patrick S. McClymont
as Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description

2.1	—
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

3.2	—	Amended and Restated By-Laws of Sotheby’s, amended through November 4, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Third Quarter Form 10-Q for 2010.

3.3	—	Form of Indemnity Agreement, as amended and restated as of August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2009.

3.4	—	Certificate of Designations for Sotheby’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on October 4, 2013.

4.1	—	See Exhibits 3.1, 3.2, 3.3, and 3.4.

4.2	—
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

4.6	—
Rights Agreement, dated as of October 4, 2013, between Sotheby’s and Computershare, Inc., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to the Company’s current report on Form 8-K, filed on October 4, 2013.

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

10.18	—
Thirteenth Amendment to the Agreement of Partnership, dated March 22, 2013 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2013.

10.19*	—
Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.20*	—
First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.21*	—
Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2010.

10.22	—
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

10.23	—
Amended and Restated Auction Guaranty Side Letter, dated June 27, 2013, in reference to the Amended and Restated Credit Agreement, by and among the Sotheby’s Credit Parties, General Electric Capital Corporation, as Agent for the Lenders, and the Lenders signatory thereto from time to time, incorporated by reference to Exhibit 10.1 to the Company’s Second Quarter Form 10-Q for 2013.

10.24	—
Consent Memorandum, dated October 4, 2013, by and among certain Sotheby’s Credit Parties, General Electric Capital Corporation, as Agent for the Lenders, and the Lenders signatory to the Credit Agreement, regarding the Rights Agreement by and between the Company and Computershare Inc., incorporated by reference to Exhibit 10.1 to the Company’s Third Quarter Form 10-Q for 2013.

10.25	—
Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby’s, purchaser for 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2009.

10.26	—
Consent and Assumption Agreement with Release, dated as of February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby’s as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Agent and certain other parties, incorporated by reference to Exhibit 10.2 to the Company’s First Quarter Form 10-Q for 2009.

10.27	—
Loan Agreement, dated as of June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2009.

10.28	—
First Amendment to Loan Agreement and Other Loan Documents, dated as of September 20, 2005 between 1334 York Avenue L.P., as Borrower, and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.4 to the Company’s First Quarter Form 10-Q for 2009.

10.29	—
Lease between 1334 York Avenue L.P., “Landlord,” and Sotheby’s, Inc., “Tenant,” February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company’s First Quarter Form 10-Q for 2003.

10.30	—
Guaranty of Lease, made by Sotheby’s in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company’s current report on Form 8-K, filed on July 7, 2006.

10.31	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, dated as of September 3, 2012, incorporated by reference to Exhibit 10.3 to the Company's Third Quarter Form 10-Q for 2012.

10.32	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, amended as of September 26, 2012, incorporated by reference to Exhibit 10.4 to the Company's Third Quarter Form 10-Q for 2012.

10.33*	—
Employment Agreement dated September 1, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.34*^	—
Confidentiality Agreement dated September 2, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on September 3, 2010.

10.35*	—
Letter Agreement, dated December 19, 2013, but effective as of January 1, 2014, between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.36*	—	Severance Agreement, dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2013.

10.37*	—
Offer Letter (with related Confidentiality Agreement), dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company’s Third Quarter Form 10-Q for 2013.

10.38*	—
Severance Agreement Amendment, dated December 19, 2013 but effective as of January 1, 2014, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.39*	—
Severance Agreement, dated June 30, 2011 but effective July 1, 2011, between the Company and William S. Sheridan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 7, 2001.

10.40*	—
Transition Agreement, dated October 7, 2013 and effective September 20, 2013, between the Company and William S. Sheridan, incorporated by reference to Exhibit 10.4 to the Company’s Third Quarter Form 10-Q for 2013.

10.41*	—
Severance Agreement, dated as of December 18, 2012 but effective January 1, 2013, between Sotheby’s and Bruno Vinciguerra, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 21, 2012.

10.42*	—
Severance Agreement, dated December 19, 2013 but effective January 1, 2014, between Sotheby’s and Bruno Vinciguerra, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.43*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.44*	—
Letter Agreement, dated December 20, 2013, between Sotheby’s Hong Kong, Ltd., a Company subsidiary, and Kevin Ching, incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.45*	—
Severance Agreement dated December 21, 2012 but effective January 1, 2013, between Sotheby’s and Mitchell Zuckerman, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 21, 2012.

10.46*	—
Severance Agreement dated December 19, 2013 but effective January 1, 2014, between Sotheby’s and Mitchell Zuckerman, incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.47*	—
Second Amended and Restated Sotheby’s Restricted Stock Unit Plan, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement, filed on March 26, 2013 with the Securities and Exchange Commission.

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

10.53*	—	Sotheby’s Executive Bonus Plan (amended as of January 1, 2012), incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2012.

10.54	—
Convertible Bond Hedge Transaction (Transaction Reference Number: NY-35263), dated June 11, 2008, between Sotheby’s and Bank of America, N.A, incorporated by reference to Exhibit 10.4 to the Company’s Second Quarter Form 10-Q for 2008.

10.55	—
Convertible Bond Hedge Transaction (Transaction Reference Number: SDB1627455583), dated June 11, 2008, between Sotheby’s and Goldman, Sachs & Co, incorporated by reference to Exhibit 10.5 to the Company’s Second Quarter Form 10-Q for 2008.

10.56	—
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