Form 10-Q
period 2014-03-31
SOTHEBYS
filed 2014-05-07
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 68,936,698 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Agency	$123,128	$94,175
Principal	26,001	1,083
Finance	5,682	4,933
License fees	1,697	1,186
Other	303	368
Total revenues	156,811	101,745
Expenses:
Agency direct costs	10,437	8,449
Cost of Principal revenues	24,502	700
Cost of Finance revenues	710	—
Marketing	3,133	4,687
Salaries and related	65,756	60,695
General and administrative	37,332	44,011
Depreciation and amortization	5,147	4,516
Special charges	5,703	—
Total expenses	152,720	123,058
Operating income (loss)	4,091	(21,313)
Interest income	416	386
Interest expense	(8,783)	(12,515)
Other (expense) income	(1,442)	1,699
Loss before taxes	(5,718)	(31,743)
Equity in earnings of investees, net of taxes	154	2
Income tax expense (benefit)	331	(9,396)
Net loss	(5,895)	(22,345)
Less: Net income attributable to noncontrolling interest	(219)	—
Net loss attributable to Sotheby's	$(6,114)	$(22,345)
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.09)	$(0.33)
Weighted average basic and diluted shares outstanding	69,143	67,951
Cash dividends paid per common share	$4.44	$—

See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	$(5,895)	$(22,345)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustments, net of taxes of ($477) for the three months ended March 31, 2013	1,468	(24,100)
Reclassification of cumulative translation adjustment included in net loss	2,058	—
Amortization of previously unrecognized net pension losses included in net loss, net of tax of $117 and $83	472	279
Other comprehensive income (loss)	3,998	(23,821)
Comprehensive loss	(1,897)	(46,166)
Less: Comprehensive income attributable to noncontrolling interest	(219)	—
Comprehensive loss attributable to Sotheby's	$(2,116)	$(46,166)

See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	March 31, 2014	December 31, 2013	March 31, 2013

A S S E T S
Current Assets:
Cash and cash equivalents	$322,218	$721,315	$608,200
Restricted cash	17,495	32,146	6,892
Accounts receivable, net of allowance for doubtful accounts of $7,030, $6,939, and $6,186	522,886	812,582	467,030
Notes receivable, net of allowance for credit losses of $1,821, $1,746, and $1,478	163,443	176,529	121,417
Inventory	177,639	192,140	91,797
Deferred income taxes and income tax receivable	31,766	12,385	40,168
Prepaid expenses and other current assets	39,034	25,176	48,732
Total Current Assets	1,274,481	1,972,273	1,384,236
Notes receivable	315,067	336,896	309,730
Fixed assets, net of accumulated depreciation and amortization of $182,178, $178,841, and $166,862	375,779	379,399	370,538
Goodwill and other intangible assets, net of accumulated amortization of $6,463, $6,484, and $6,023	14,870	14,850	14,406
Equity method investments	10,744	11,040	15,140
Deferred income taxes and income tax receivable	48,395	55,520	52,928
Trust assets related to deferred compensation liability	52,984	53,231	50,088
Pension asset	38,997	37,284	18,136
Other long-term assets	19,421	33,053	55,318
Total Assets	$2,150,738	$2,893,546	$2,270,520
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$413,641	$922,275	$331,236
Current portion of long-term debt, net	3,581	3,630	183,492
Accounts payable and accrued liabilities	127,388	176,709	93,652
Client deposit	—	—	63,000
Accrued and deferred income taxes	14,421	26,040	5,144
Other current liabilities	11,814	13,835	31,025
Total Current Liabilities	570,845	1,142,489	707,549
Credit facility borrowings	185,000	—	—
Long-term debt, net	515,161	515,148	515,160
Accrued and deferred income taxes	19,949	22,392	17,968
Deferred compensation liability	52,081	51,831	47,657
Other long-term liabilities	11,244	22,021	37,041
Total Liabilities	1,354,280	1,753,881	1,325,375
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Common Stock, $0.01 par value	695	691	683
Authorized shares—200,000,000
Issued shares—69,494,869, 69,131,892, and 68,280,749
Outstanding shares— 68,936,698, 69,131,892, and 68,280,749
Additional paid-in capital	388,530	387,477	366,330
Treasury stock, at cost: 558,171 shares at March 31, 2014	(25,000)	—	—
Retained earnings	467,130	790,603	652,006
Accumulated other comprehensive loss	(35,455)	(39,453)	(74,196)
Total Shareholders’ Equity	795,900	1,139,318	944,823
Noncontrolling interest	558	347	322
Total Equity	796,458	1,139,665	945,145
Total Liabilities and Shareholders’ Equity	$2,150,738	$2,893,546	$2,270,520

See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Three Months Ended
	March 31, 2014	March 31, 2013
Operating Activities:
Net loss	$(6,114)	$(22,345)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,147	4,516
Loss from cumulative translation adjustment upon liquidation of foreign subsidiary	2,058	—
Deferred income tax expense	415	4,263
Share-based payments	6,247	4,432
Net pension benefit	(173)	(287)
Inventory writedowns and bad debt provisions	1,309	749
Amortization of debt discount	891	2,933
Excess tax benefits from share-based payments	(3,121)	(2,715)
Other	894	203
Changes in assets and liabilities:
Accounts receivable	340,957	119,530
Due to consignors	(524,796)	(253,328)
Inventory	(1,587)	(1,564)
Prepaid expenses and other current assets	(7,313)	(1,554)
Other long-term assets	(2,259)	(855)
Income tax receivable and deferred income tax assets	(11,189)	(11,751)
Accrued income taxes and deferred income tax liabilities	(12,856)	(22,744)
Accounts payable and accrued liabilities and other liabilities	(56,642)	14,433
Net cash used by operating activities	(268,132)	(166,084)
Investing Activities:
Funding of notes receivable	(75,661)	(54,841)
Collections of notes receivable	88,730	65,955
Capital expenditures	(2,210)	(4,308)
Distributions from equity investees	575	—
Decrease in restricted cash	14,556	24,191
Proceeds from the sale of equity method investment	50	—
Net cash provided by investing activities	26,040	30,997
Financing Activities:
Proceeds from credit facility borrowings	185,000	—
Repayments of York Property Mortgage	(927)	(622)
Repurchase of common stock	(25,000)	—
Dividends paid	(310,809)	—
Contribution from noncontrolling interest	—	322
Proceeds from exercise of employee stock options	967	2,155
Excess tax benefits from share-based payments	3,121	2,715
Funding of employee tax obligations upon the vesting of share-based payments	(10,141)	(11,343)
Net cash used by financing activities	(157,789)	(6,773)
Effect of exchange rate changes on cash and cash equivalents	784	(18,287)
Decrease in cash and cash equivalents	(399,097)	(160,147)
Cash and cash equivalents at beginning of period	721,315	768,347
Cash and cash equivalents at end of period	$322,218	$608,200
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
See accompanying Notes to Condensed Consolidated Financial Statements

6#

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading and that all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements are reflected in the interim periods presented. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2013 Annual Report on Form 10-K.
The Condensed Consolidated Financial Statements include the accounts of Sotheby’s, its wholly-owned subsidiaries, and Sotheby's Beijing Auction Co., Ltd ("Sotheby's Beijing"), a joint venture formed in September 2012 in which Sotheby's has a controlling 80% ownership interest. The net income attributable to the minority owner of Sotheby's Beijing, which was not material prior to 2014, is reported as "Net Income Attributable to Noncontrolling Interest" in the Condensed Consolidated Statements of Operations and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the equity section of the Condensed Consolidated Balance Sheets.
2. Seasonality of Business
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales (which represents the hammer price of property sold at auction) represented 83% and 84% of total Net Auction Sales in 2013 and 2012, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in those years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.
3. Loss Per Share
Basic loss per share—Basic loss per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's only participating securities are unvested restricted stock units, which have non-forfeitable rights to dividends.
Diluted loss per share—Diluted loss per share attributable to Sotheby's common shareholders is computed in a similar manner to basic loss per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares include unvested performance share units held by employees, incremental common shares issuable upon the exercise of employee stock options, deferred stock units held by members of the Board of Directors, convertible debt, and common stock warrants. (See Note 6 for information on Sotheby's 3.125% Convertible Notes, which were settled in June 2013, and the related common stock warrants. See Note 12 for information on Sotheby's share-based payment programs.)
For the three months ended March 31, 2014 and 2013, 2.0 million and 2.2 million potential common shares, respectively, related to unvested performance share units and stock options were excluded from the computation of diluted earnings per share because Sotheby's reported a net loss in each of the periods, and therefore, their inclusion in the computation would be anti-dilutive.

7#

The table below summarizes the computation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,

	2014	2013
Numerator:
Net loss attributable to Sotheby’s	$(6,114)	$(22,345)
Less: Net income attributable to participating securities	—	—
Net loss attributable to Sotheby’s common shareholders	$(6,114)	$(22,345)
Denominator:
Weighted average common shares outstanding	69,143	67,951
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.09)	$(0.33)
4. Segment Reporting
Sotheby’s operations are organized under three segments—Agency, Principal, and Finance. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three months ended March 31, 2014 and 2013 (in thousands of dollars):

Three Months ended March 31, 2014	Agency	Principal	Finance	All Other	Reconciling items	Total
Revenues	$123,128	$26,001	$8,215	$2,000	$(2,533)	$156,811
Segment (loss) income before taxes*	$(7,191)	$949	$5,164	$1,343	$(5,983)	$(5,718)
Three Months ended March 31, 2013	Agency	Principal	Finance	All Other	Reconciling items	Total
Revenues	$94,175	$1,083	$7,117	$1,554	$(2,184)	$101,745
Segment (loss) income before taxes*	$(36,908)	$(942)	$5,163	$948	$(4)	$(31,743)
* For the three months ended March 31, 2014 and 2013, Finance segment income before taxes includes $1.1 million and $0.6 million, respectively, of intercompany charges from Sotheby's global treasury function. As the Finance segment continues to implement the debt financing of its loan portfolio, it is expected that such charges will decrease (see Notes 5 and 6).
In the table of segment information above, the reconciling items related to Revenues consist principally of charges from the Finance segment to the Agency segment for secured loans issued with an interest rate below the Finance's segment's target rate. For the three months ended March 31, 2014, the reconciling items related to segment (loss) income before taxes consist of Special Charges of $5.7 million (see Note 13) and Sotheby's pre-tax share of earnings related to equity investees ($0.3 million). For the three months ended March 31, 2013, the reconciling item related to segment (loss) income before taxes consists solely of Sotheby's pre-tax share of earnings related to equity investees. Such equity earnings are included in the table above on a pre-tax basis as part of Principal segment income (loss), but are presented net of taxes in the Condensed Consolidated Statements of Operations.

8#

For the three months ended March 31, 2014 and 2013, Agency segment revenues consisted of the following (in thousands of dollars):

	Three Months Ended March 31,
	2014	2013
Auction commissions	$104,673	$78,564
Private sale commissions	13,055	13,624
Auction guarantee and inventory activities	670	(575)
Other Agency revenues	4,730	2,562
Total Agency segment revenues	$123,128	$94,175
Auction guarantee and inventory activities consist mainly of gains and losses related to auction guarantees including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) writedowns to the carrying value of previously guaranteed property that failed to sell at auction, and (iii) recoveries and losses on the eventual sale of previously guaranteed property that failed to sell at auction. Other Agency revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues, and advertising revenues.
The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2014, December 31, 2013, and March 31, 2013 (in thousands of dollars):

	March 31, 2014	December 31, 2013	March 31, 2013
Agency	$1,477,104	$2,261,482	$1,686,220
Principal	90,271	82,560	86,560
Finance	501,822	480,103	403,701
All Other	1,380	1,496	943
Total Segment Assets	2,070,577	2,825,641	2,177,424
Unallocated amounts:
Deferred tax assets and income tax receivable	80,161	67,905	93,096
Consolidated assets	$2,150,738	$2,893,546	$2,270,520
5. Receivables
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
Under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to the consignor are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to a buyer and, for auctions, can vary considerably from selling season to selling season. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to management approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. As of December 31, 2013, $16 million of buyer receivables and $15.3 million of amounts due to consignors were classified within Other Long-Term Assets and Other Long-Term Liabilities, respectively, based on their corresponding payment due dates. As of March 31, 2014, these amounts were reclassified to Accounts Receivable (net) and Due to Consignors, respectively, based on their corresponding payment due dates. As of March 31, 2013, $35.7 million of

9#

buyer receivables (of which $32.1 million related to one buyer) and $30.6 million of amounts due to consignors were classified within Other Long-Term Assets and Other Long-Term Liabilities, respectively, based on their corresponding payment due dates. The property related to these buyer receivables has not been released to the buyer and is in the possession of Sotheby's.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of March 31, 2014, December 31, 2013, and March 31, 2013, Accounts Receivable (net) included $176.1 million, $130.5 million, and $186 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of March 31, 2014, December 31, 2013, and March 31, 2013, Accounts Receivable (net) also included $92.1 million, $92.1 million, and $70 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.
Notes Receivable, Net—As of March 31, 2014, December 31, 2013, and March 31, 2013, Notes Receivable (net) consisted of the following (in thousands of dollars):

	March 31, 2014	December 31, 2013	March 31, 2013
Finance segment:
Consignor advances	$96,338	$139,007	$101,740
Term loans	360,830	335,426	298,863
Total Finance segment secured loans	457,168	474,433	400,603
Agency segment:
Agency guarantee advances	7,725	28,000	24,877
Agency consignor advance	3,000	—	—
Unsecured loan	2,142	2,142	2,142
Principal segment:
Secured loans	5,525	5,825	3,525
Other:
Unsecured loan	2,950	3,025	—
Total Notes Receivable (net)	$478,510	$513,425	$431,147
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
Historically, the lending activities of the Finance segment have been funded by the operating cash flows of the Agency segment with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, Sotheby's established a separate capital structure for the Finance segment through which the Finance segment now predominantly relies on revolving credit facility borrowings to fund client loans. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. Upon the establishment of the separate capital structure for the Finance segment, $170 million was immediately drawn from its revolving credit facility to initiate the debt financing of the client loan portfolio and an

10#

additional $15 million was borrowed in March 2014. (See Note 6 for information related to the Finance segment's revolving credit facility.)
In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the three months ended March 31, 2014 and 2013, the Finance segment made $7.1 million and $6.7 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as collections of Notes Receivable within investing activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2014, December 31, 2013, and March 31, 2013, Notes Receivable (net) included $63.9 million, $72.9 million, and $76.4 million, respectively, of such loans.
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
The table below provides the aggregate LTV ratio for the Finance segment portfolio of secured loans as of March 31, 2014, December 31, 2013, and March 31, 2013 (in thousands of dollars):

	March 31, 2014	December 31, 2013	March 31, 2013
Finance segment secured loans	$457,168	$474,433	$400,603
Low auction estimate of collateral	$1,075,376	$1,180,406	$869,264
Aggregate LTV ratio	43%	40%	46%
The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV above 50% as of March 31, 2014, December 31, 2013, and March 31, 2013 (in thousands of dollars):

	March 31, 2014	December 31, 2013	March 31, 2013
Finance segment secured loans with an LTV above 50%	$169,783	$181,027	$131,618
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$268,621	$295,255	$200,711
Aggregate LTV ratio of Finance segment secured loans with an LTV above 50%	63%	61%	66%
The table below provides other credit quality information regarding Finance segment secured loans as of March 31, 2014, December 31, 2013, and March 31, 2013 (in thousands of dollars):

	March 31, 2014	December 31, 2013	March 31, 2013
Total secured loans	$457,168	$474,433	$400,603
Loans past due	$18,791	$24,129	$27,269
Loans more than 90 days past due	$12,483	$1,266	$24,727
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses - impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,821	1,746	1,478
Total Allowance for Credit Losses - secured loans	$1,821	$1,746	$1,478

11#

Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of March 31, 2014, $18.8 million of the Notes Receivable (net) balance was considered to be past due, of which $12.5 million was more than 90 days past due. The collateral securing these loans has low auction estimates of approximately $49 million and $29.3 million, respectively. Sotheby's is continuing to accrue interest on these past due loans. In consideration of the value of the remaining collateral securing these past due loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for past due loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of March 31, 2014, December 31, 2013, and March 31, 2013, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of March 31, 2014, December 31, 2013, and March 31, 2013, there were no impaired loans outstanding.
During the period January 1, 2014 to March 31, 2014, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2014	$1,746
Change in loan loss provision	75
Allowance for credit losses as of March 31, 2014	$1,821
As of March 31, 2014, unfunded commitments to extend additional credit through Sotheby's Finance segment were $24.9 million.
On April 17, 2014, Sotheby’s borrowed an additional $110 million under the Finance segment's revolving credit facility to fund further growth of the loan portfolio and to continue the process of debt financing existing loans (see Note 6). As of April 30, 2014, the Finance segment loan portfolio was approximately $572 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In addition, in certain limited situations, the Agency segment will provide consignor advances to clients. Such auction guarantee and consignor advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). As of March 31, 2014, December 31, 2013, and March 31, 2013, auction guarantee advances totaled $7.7 million, $28 million, and $24.9 million, respectively (see Note 10). As of March 31, 2014, Agency segment consignor advances totaled $3 million.
Under certain circumstances, Sotheby's, through its Agency segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of March 31, 2014, December 31, 2013, and March 31, 2013, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan.
Notes Receivable (Principal Segment)—Under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of March 31, 2014, December 31, 2013, and March 31, 2013, such loans totaled $5.5 million, $5.8 million, and $3.5 million, respectively.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million, and, as a result, recognized a gain of $0.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. As of March 31, 2014 and December 31, 2013, the carrying value of this loan was approximately $3 million.

12#

6. Debt
Revolving Credit Facilities—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation. Subsequent to August 31, 2009, the Credit Agreement was amended on several occasions, including an amendment in December 2012, which extended the maturity date to December 19, 2017 and increased the borrowing capacity to $300 million, and an amendment in June 2013, which increased the maximum permissible amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) from $100 million to $300 million. Sotheby's did not borrow under the Credit Agreement from its inception to the date of its refinancing on February 13, 2014.
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
The Agency Credit Agreement establishes an asset-based revolving credit facility in an aggregate principal amount not to exceed $150 million, subject to a borrowing base, the proceeds of which may be used for the working capital and other general corporate needs of the Agency segment, as well as for Principal segment inventory investments. The Finance Credit Agreement establishes an asset-based revolving credit facility, subject to a borrowing base, in an aggregate principal amount not to exceed $450 million, the proceeds of which may be used for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The New Credit Agreements allow Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.
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

•
Include an accordion feature, which allows Sotheby’s to request an increase to the combined borrowing capacity of the New Credit Agreements until August 13, 2018 by an amount not to exceed $100 million in the aggregate.

•
Increase the sub-limit for borrowings in the U.K. and Hong Kong from $100 million under the Credit Agreement to $200 million under the New Credit Agreements (with up to $150 million available for foreign borrowings under the Finance Credit Agreement and up to $50 million available for foreign borrowings under the Agency Credit Agreement).

•
Have a maximum borrowing availability, subject to a borrowing base, that is defined in each of the New Credit Agreements. The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and consolidated net tangible assets. The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, consolidated net tangible assets, and a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions.

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

13#

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
The New Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2014.
Sotheby’s incurred approximately $3 million of fees in conjunction with the refinancing of the Credit Agreement, which, along with $4.8 million of unamortized fees that remained from the establishment of and subsequent amendments to the Credit Agreement, are being amortized on a straight-line basis through the February 13, 2019 maturity date of the New Credit Agreements.
The following table summarizes outstanding borrowings, borrowing capacity, and other information relevant to the New Credit Agreements as of and for the three months ended March 31, 2014 (in thousands of dollars):

	Finance Credit Agreement	Agency Credit Agreement	Total
Borrowing base	$286,077	$74,004	$360,081
Borrowings outstanding	$185,000	$—	$185,000
Available borrowing base	$101,077	$74,004	$175,081
Average borrowings outstanding	$91,944	$—	$91,944
Borrowing costs	$710	$597	$1,307
Borrowing costs related to the Finance Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Statements of Operations as the Cost of Finance Revenues. For the three months ended March 31, 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 3.1%. Borrowing costs related to the Agency Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Statements of Operations as Interest Expense. (See the table below for additional information related to Interest Expense associated with the Agency Credit Agreement.)
On April 17, 2014, Sotheby’s borrowed an additional $110 million to fund further growth of the loan portfolio and to continue the process of debt financing existing loans (see Note 5). As of April 30, 2014, total Finance Credit Agreement borrowings were $295 million.
Long-Term Debt—As of March 31, 2014, December 31, 2013, and March 31, 2013, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2014	December 31, 2013	March 31, 2013
York Property Mortgage, net of unamortized discount of $4,455, $5,346, and $8,020	$218,742	$218,778	$218,538
2022 Senior Notes	300,000	300,000	300,000
Convertible Notes, net of unamortized discount of $1,754 as of March 31, 2013	—	—	180,114
Less current portion:
York Property Mortgage	(3,581)	(3,630)	(3,378)
Convertible Notes	—	—	(180,114)
Total Long-Term Debt, net	$515,161	$515,148	$515,160

14#

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
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015 unless the mortgage is repaid by that date. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through July 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through July 2015. As of March 31, 2014, the fair value of the York Property Mortgage was approximately $226.4 million based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
The York Property and the York Property Mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby's affiliates or any other entity.
2022 Senior Notes—On September 27, 2012, Sotheby's issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022. The 2022 Senior Notes were offered only to qualified institutional buyers in accordance with Rule 144A and to non-U.S. Persons under Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Holders of the 2022 Senior Notes do not have registration rights, and the 2022 Senior Notes have not been and will not be registered under the Securities Act.
The net proceeds from the issuance of the 2022 Senior Notes were approximately $293.7 million, after deducting fees paid to the initial purchasers, and were principally used to retire $80 million of unsecured debt that was due in June 2015 and Sotheby's 3.125% Convertible Notes, as discussed below.
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
As of March 31, 2014, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $292.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
Convertible Notes—On June 17, 2008, Sotheby's issued $200 million aggregate principal amount of 3.125% Convertible Notes, due June 15, 2013. The net proceeds from the issuance of the Convertible Notes were approximately $194.3 million, after deducting transaction costs. The Convertible Notes were payable in cash, shares of Sotheby's Common Stock, or a combination thereof, at the option of Sotheby's, based on a conversion rate, as adjusted, of 29.5920 shares of Common Stock

15#

per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price, as adjusted, of approximately $33.79 per share.
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
The Convertible Notes were convertible at the option of the bondholders for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the stock price trigger in the underlying indenture being met in the first quarter of 2011. In June 2011, Sotheby's received conversion requests resulting in a conversion obligation of $22.5 million, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium. This conversion obligation was settled entirely in cash in August 2011. As a result of the cash settlement of these conversion requests, $8.2 million ($5.4 million, net of taxes) of the amount originally attributed to the embedded conversion option and initially recorded within Shareholders' Equity no longer met the conditions for equity classification. Accordingly, this amount was reclassified to Other Current Liabilities on Sotheby's June 30, 2011 balance sheet prior to settlement of the conversion obligation in August 2011. In August 2011, simultaneous with the settlement of the June 2011 conversion requests, Sotheby's received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the Convertible Note Hedges, as discussed below. In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.
The remaining Convertible Notes became convertible on March 15, 2013, for a period ending on the close of business on June 14, 2013, when Sotheby's became obligated to pay the conversion obligation of $197.4 million, which consisted of $181.9 million related to principal and $15.5 million related to the conversion premium. As of March 31, 2013, management evaluated the remaining amount originally attributed to the embedded conversion option and initially recorded within Shareholders' Equity and concluded that it no longer met the conditions for equity classification as a result of Sotheby's irrevocable election in the first quarter of 2013 to settle any remaining conversion obligation related to the Convertible Notes solely in cash. Accordingly, as of March 31, 2013, the $21.8 million fair value of the embedded conversion option was reclassified to Other Current Liabilities, with a corresponding reduction to Shareholders’ Equity of $12 million, net of taxes. In June 2013, the conversion obligation was settled entirely in cash and Sotheby's simultaneously received $15.5 million in cash to offset the conversion premium through the exercise of its Convertible Note Hedges, as discussed below.
Convertible Note Hedges and Warrant Transactions—On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the "Convertible Note Hedges") at a cost of $40.6 million ($22.5 million, net of taxes) that allowed Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the conversion price of the Convertible Notes. The Convertible Note Hedges were entered into to offset the impact of any premium paid, either in cash or in shares of Sotheby's Common Stock, upon the settlement of the Convertible Notes.
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

16#

On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of Sotheby's Common Stock at a price of approximately $44.50 per share, as adjusted. The net proceeds received by Sotheby's in June 2008 from the sale of the warrants was $22.3 million and was recorded as a component of Additional Paid In Capital within Shareholders' Equity. The warrants were automatically exercisable subject to a limit of approximately 118,348 warrants per day for each day in the 50 trading days that began on September 17, 2013 and ended on November 25, 2013. The settlement of warrant exercises resulted in the issuance of 722,288 shares of Sotheby's Common Stock in the fourth quarter of 2013.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under Sotheby's credit facility borrowings and Long-Term Debt during the five-year period after the March 31, 2014 balance sheet date are as follows (in thousands of dollars):

April 2014 to March 2015	$31,754
April 2015 to March 2016	$239,267
April 2016 to March 2017	$15,750
April 2017 to March 2018	$15,750
April 2018 to March 2019	$200,750
Interest Expense—For the three months ended March 31, 2014 and 2013, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended March 31,

	2014	2013
Agency Credit Agreement:
Amortization of amendment and arrangement fees	$324	$302
Commitment fees	273	362
Sub-total	597	664
York Property Mortgage	4,060	4,103
2022 Senior Notes	3,938	3,938
Convertible Notes	—	3,463
Other interest expense	188	347
Total Interest Expense	$8,783	$12,515
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes and the Convertible Notes. For the three months ended March 31, 2013, Interest Expense related to the Convertible Notes consisted of $1.4 million related to the contractual stated rate of interest and $2 million related to the amortization of discount.
7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). The table below summarizes the components of the net pension benefit related to the U.K. Pension Plan for the three months ended March 31, 2014 and 2013 (in thousands of dollars):

	Three Months Ended March 31,
	2014	2013
Service cost	$1,130	$914
Interest cost	3,927	3,316
Expected return on plan assets	(5,819)	(4,879)
Amortization of previously unrecognized net pension losses	589	362
Net pension benefit	$(173)	$(287)
For the three months ended March 31, 2014, Sotheby's contributed $0.8 million to the U.K Pension Plan. Sotheby’s expects to contribute approximately $3.2 million to the U.K. Pension Plan in 2014.

17#

8. Client Deposit
In March 2013, Sotheby's received a $63 million client deposit representing a portion of the purchase price, exclusive of Sotheby's commission, that was ultimately paid to a consignor for a private sale transaction that was not yet completed as of March 31, 2013. This private sale transaction was completed in the second quarter of 2013.
9. Commitments and Contingencies
Employment Arrangements—As of March 31, 2014, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between April 2014 and December 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these employment arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $14.7 million as of March 31, 2014.
Guarantee of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property that has sold at auction but has not yet been paid for by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
Sotheby's has an outstanding guarantee of collection related to property that is being offered at auctions primarily in the first and second quarters of 2014. In the event a purchaser has not paid for any item sold at auction by the settlement date, which is 35 days after the date of each respective auction or such other date agreed to by the consignor, Sotheby's will pay the consignor the net sale proceeds up to the final presale mid-estimate of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. If any of the property under this guarantee of collection fails to meet its reserve price and as a result, does not sell at the auction, or if the consignor elects to cancel a sale due to buyer default, Sotheby's has no obligation to pay the consignor for those items. As of April 21, 2014, the remaining guarantee of collection related to property sold in the first quarter of 2014 was approximately $5.4 million and the remaining guarantee of collection related to property to be offered at future auctions was approximately $85.6 million.

Sotheby's also has an outstanding guarantee of collection related to property that was sold at auction in the second quarter of 2014. In the event a purchaser does not pay for the item by the settlement date, which is 180 days after the date of the auction, Sotheby's will pay the consignor the net sale proceeds, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. If the consignor elects to cancel the sale due to buyer default, Sotheby's has no obligation to pay the consignor for the item. As of May 5, 2014, Sotheby's guarantee of collection related to this property was approximately $34.8 million.
Legal Actions—Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matters described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. Management does not believe that the outcome of any of these pending claims or proceedings, individually and in the aggregate, will have a material adverse effect on Sotheby’s consolidated results of operations, financial condition and/or cash flows.
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

18#

Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP (Del. Ch. 2014)—On March 25, 2014, Third Point LLC ("Third Point") filed a verified complaint against William F. Ruprecht, Peregrine A. M. Cavendish, Domenico De Sole, John M. Angelo, Steven B, Dodge, Daniel H. Meyer, Allen I. Questrom, Marsha E. Simms, Michael I. Sovern, Robert S. Taubman, Diana L. Taylor and Dennis M. Weibling (collectively, the “Directors”) and nominal defendant Sotheby’s. Third Point alleged that the Directors breached their fiduciary duties of loyalty and due care in adopting a shareholder rights plan (the “Rights Plan”) on October 4, 2013 and enforcing the plan against Third Point on March 21, 2014 by denying Third Point’s request that it be treated as a 13G filer under the Rights Plan to allow it to acquire up to 20% of Sotheby’s outstanding Common Stock. Third Point alleged that the Rights Plan was not a reasonable response to a legitimate threat to Sotheby’s and alleged that the adoption and continuation of the Rights Plan hindered its ability to wage an effective proxy contest. The complaint sought a declaration that the Directors breached their fiduciary duties and that the Rights Plan was unenforceable, and sought an order that Sotheby’s be required to redeem the Rights Plan in its entirety, or in the alternative, be enjoined from enforcing the Rights Plan against Third Point, or be required to amend the Rights Plan to allow Third Point to acquire up to 20% of Sotheby’s outstanding Common Stock. Along with its complaint, Third Point moved for expedited proceedings. On April 10, 2014, the Court ordered partial coordination of this action with The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP and Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No.--9508-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. On May 4, 2014, Sotheby’s and Third Point entered into a support agreement that, among other things, resolved the previously pending proxy contest. As part of this support agreement, Third Point agreed to dismiss with prejudice this litigation. On May 6, 2014, Third Point filed a notice of dismissal terminating its case.
The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP (Del. Ch. 2014)—On April 1, 2014, the Employees Retirement System of the City of St. Louis, the plaintiff, on behalf of a putative class of Sotheby’s stockholders, filed a verified class action complaint against the Directors and nominal defendant Sotheby’s. The plaintiff alleges in two counts that the Directors breached their fiduciary duties in adopting the Rights Plan and by including so-called “proxy puts” in certain Sotheby’s credit agreements. The plaintiff alleges that the Rights Plan is discriminatory, is designed to entrench current board members, and undermines the proxy contest being conducted by Third Point. In addition, the plaintiff alleges that the Directors endorsed credit agreements containing “proxy put” provisions that were unnecessary, preemptive defensive measures designed to insulate Directors from proxy contests. The plaintiff seeks judgment preliminarily and permanently enjoining the Rights Plan, judgment preliminarily enjoining the Directors from using any proxies solicited before they “approve” the Third Point nominees for directorships, and a declaration that the Rights Plan is unenforceable and that the Directors breached their fiduciary duties to the putative class. On April 10, 2014, the Court ordered partial coordination of this action and Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No. --9508-VCP with the prior pending action in Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims.
Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No.--9508-VCP (Del. Ch. 2014)—On April 3, 2014, Louisiana Municipal Employees Retirement System, the plaintiff, on behalf of a putative class of Sotheby’s stockholders, filed a verified class action complaint against the Directors and nominal defendant Sotheby’s. The plaintiff alleges in two counts that the Directors breached their fiduciary duties in adopting the Rights Plan and by including so-called “proxy puts” in certain Sotheby’s credit agreements. The plaintiff alleges that the Rights Plan is discriminatory, is designed to entrench current board members, and undermines the proxy contest being conducted by Third Point. In addition, the plaintiff alleges that the Directors endorsed credit agreements containing “proxy put” provisions that were unnecessary, preemptive defensive measures designed to insulate Directors from proxy contests. The plaintiff seeks judgment preliminarily and permanently enjoining the Rights Plan, judgment preliminarily enjoining the Directors from using any proxies solicited before they “approve” the Third Point nominees for directorships, and a declaration that the Rights Plan is unenforceable and that the Directors breached their fiduciary duties to the putative class. On April 10, 2014, the Court ordered partial coordination of this action and The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP with the prior pending action in Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims.
(See Note 6 for information related to Sotheby's debt commitments. See Note 10 for information related to Sotheby's auction guarantees. See Note 11 for detailed information related to the Rights Plan. See Note 16 for information related to Sotheby's income tax contingencies. See Note 19 for further subsequent events related to the Rights Plan and the Third Point litigation, as well as detailed information related to the support agreement with Third Point.)

19#

10. Auction Guarantees
From time-to-time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the guaranteed property is recorded as Inventory on the Condensed Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., the expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on the Condensed Consolidated Balance Sheets.
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements with a partner. Such auction guarantee risk and reward sharing arrangements include:

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

•
Arrangements under which a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.

Sotheby's counterparties to these contractual arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. In the first quarter of 2013, Sotheby's recorded $1.7 million as a client goodwill gesture within General and Administrative Expenses as a result of an accommodation made to an irrevocable bid counterparty.
Although irrevocable bid and partner sharing arrangements may be used to reduce the risk associated with auction guarantees, Sotheby's may also enter into auction guarantees without securing such arrangements. To the extent that auction guarantees are issued without risk and reward sharing arrangements, auction commission margins and Sotheby's share of any auction guarantee overage could potentially improve, as the buyer's premium and any overage would not be shared with a counterparty, but Sotheby's could also be exposed to auction guarantee losses and/or deterioration in auction commission margins if the underlying property fails to sell at the minimum guaranteed price. Furthermore, in such situations, Sotheby's liquidity could be reduced.
As discussed in Note 6, Sotheby's credit agreement has a covenant that imposes a $300 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements). In addition to compliance with this covenant, Sotheby's use of auction guarantees is also subject to management and, in some cases, Board of Directors, approval.
As of March 31, 2014, Sotheby’s had outstanding auction guarantees totaling $219 million and, as of that date, Sotheby's financial exposure was reduced by risk and reward sharing arrangements totaling $35.5 million. Each of the auction guarantees outstanding as of March 31, 2014 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions primarily in the second quarter of 2014.
Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of March 31, 2014, $7.7 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (see Note 5). As of March 31, 2014, December 31, 2013, and March 31, 2013, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $9.8 million, $2.9 million, and $2.4 million, respectively, and is recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.

20#

As of May 1, 2014, Sotheby's had outstanding auction guarantees totaling $284.7 million and, as of that date, Sotheby's financial exposure was reduced by risk and reward sharing arrangements totaling $88.2 million. Each of the auction guarantees outstanding as of May 1, 2014 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions primarily in the second quarter of 2014. As of May 1, 2014, $56.4 million of the guaranteed amount had been advanced by Sotheby's.
11. Shareholders' Equity and Dividends
Special Dividend and Common Stock Repurchase Program—In January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) declared a special dividend of $300 million ($4.34 per share) payable to shareholders of record as of February 12, 2014, (iii) authorized a 5-year, $150 million Common Stock repurchase program principally to offset the annual vesting of employee share-based payments, and (iv) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders.
The $300 million special dividend was paid on March 17, 2014 and was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by existing domestic cash balances. In conjunction with this special dividend, dividend equivalents of approximately $11 million were accrued on share-based payments to Sotheby's employees and charged against retained earnings, of which approximately $4 million was paid in March 2014. (See Note 12 for information related to Sotheby's share-based payment programs.)
In conjunction with the Common Stock repurchase program, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated stock buyback agreement that was concluded in March 2014.
Quarterly Cash Dividends—On February 27, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) that was paid on March 17, 2014 to shareholders of record as of March 10, 2014. On May 6, 2014, the Executive Committee of the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million), payable on June 16, 2014 to shareholders of record as of June 2, 2014.
Shareholder Rights Plan—On October 4, 2013, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Sotheby's Common Stock and adopted a shareholder rights plan (the "Rights Plan"). The dividend was paid on October 14, 2013 to the shareholders of record on that date. Each Right allows its holder to purchase from Sotheby's one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $200 (the “Exercise Price”), once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of Sotheby's Common Stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.
The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 10% (or 20% in the case of a “13G Investor,” as such term is defined in the Rights Plan agreement) or more of Sotheby's outstanding Common Stock (the "Distribution Date"). If a person or group becomes an Acquiring Person, each Right will entitle its holder (other than such Acquiring Person) to purchase for $200, a number of Sotheby’s Common Stock shares having a market value of twice such price, based on the market price of Sotheby's Common Stock prior to such acquisition. In addition, if Sotheby’s is acquired in a merger or other business combination transaction after the Distribution Date, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company's common stock shares having a market value of twice such price, based on the market price of the acquiring company's stock prior to such transaction. In addition, at any time after a person or group becomes an Acquiring Person, but before such Acquiring Person or group owns 50% or more of Sotheby's Common Stock, the Board of Directors may exchange one share of Sotheby’s Common Stock for each outstanding Right (other than Rights owned by such Acquiring Person, which would have become void). An Acquiring Person will not be entitled to exercise the Rights.
The Rights Plan also includes “qualifying offer” provisions, whereby the Rights will automatically expire concurrently with (but no earlier than 100 days after the commencement of such qualifying offer) the purchase of 50% (including any shares held by the offeror) of Sotheby's outstanding Common Stock on a fully diluted basis pursuant to a tender or exchange offer for all of the outstanding shares of Sotheby's Common Stock at the same price and for the same consideration, provided that the offeror irrevocably commits to purchase all remaining untendered shares at the same price and the same consideration actually paid pursuant to the offer. The Rights will expire on October 3, 2016; provided that if Sotheby's shareholders have not ratified the Rights Plan by October 3, 2014, the Rights will expire on such date.

21#

On October 4, 2013, in conjunction with the adoption of the Rights Plan, Sotheby's designated 2,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.
(See Note 9 for a summary of legal actions that have been filed with respect to the Rights Plan and Note 19 for subsequent events related to the Rights Plan.)
12. Share-Based Payments
Share-based payments to employees include performance-based stock unit awards, restricted stock units, and stock options. Each of these share-based payments is explained below. Compensation expense related to share-based payments is recorded as a component of salaries and related costs in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014 and 2013, compensation expense related to share-based payments was as follows (in thousands of dollars):

For the three months ended March 31,	2014	2013
Pre-Tax	$6,247	$4,432
After-Tax	$4,152	$3,646
For the three months ended March 31, 2014 and 2013, Sotheby's realized $3.1 million and $2.7 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within financing activities in the Condensed Consolidated Statements of Cash Flows.
As of March 31, 2014, unrecognized compensation expense related to the unvested portion of share-based payments was $42.7 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.7 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
Sotheby's Restricted Stock Unit Plan—Sotheby's Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) provides for the issuance of Restricted Stock Units (“RSU's”) to employees, subject to the approval of the Compensation Committee of Sotheby's Board of Directors (the “Compensation Committee”). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential future contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deems relevant.
RSU's vest evenly over a three-year service period. Prior to vesting, holders of RSU's do not have voting rights, but are entitled to receive dividend equivalents. Dividend equivalents paid to holders of unvested RSU's are not forfeitable. RSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
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
In February 2014, Sotheby's issued share-based payment awards with a total fair value of $29.1 million, as follows: (i) 423,203 PSU's with a fair value of $18.9 million and a single vesting opportunity after a three-year service period, including 344,692 PSU's with a fair value of $15.4 million, related almost entirely to Sotheby's incentive compensation programs, and 78,511 PSU's with a fair value of $3.5 million issued to William F. Ruprecht, in accordance with the terms of his employment agreement, and (ii) 227,936 RSU's with annual vesting over a three-year service period and a fair value of $10.2 million related almost entirely to Sotheby's incentive compensation programs.

22#

Summary of RSU’s and PSU’s—For the three months ended March 31, 2014, changes to the number of outstanding RSU’s and PSU’s were as follows (shares in thousands):

	Number of RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,823	$35.37
Granted	651	$44.68
Vested	(538)	$30.88
Canceled	(24)	$38.93
Outstanding at March 31, 2014	1,912	$39.76
The aggregate fair value of RSU’s and PSU's that vested during the three months ended March 31, 2014 and 2013 was $25.3 million and $26.9 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested. As of March 31, 2014, 3.5 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of March 31, 2014, 35,350 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
For the three months ended March 31, 2014, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	93	$22.11
Exercised	(43)	$22.11
Outstanding at March 31, 2014	50	$22.11	5.9	$1,072
Exercisable at March 31, 2014	50	$22.11	5.9	$1,072
The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $1.2 million and $1.7 million, respectively. For the three months ended March 31, 2014 and 2013, cash proceeds received as a result of stock option exercises were $1 million and $2.2 million, respectively. For the three months ended March 31, 2014 and 2013, the excess tax benefit realized from the exercise of stock options was $0.3 million.
13. Special Charges
In the first quarter of 2014, Sotheby's incurred $5.7 million of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point. Such fees are incremental to Sotheby's cost structure and are reported within Special Charges in the Condensed Consolidated Statements of Operations. (See Note 9 for a summary of a legal action involving Third Point and Note 19 for subsequent events related to this legal action.)

23#

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three months ended March 31, 2014 and 2013 (in thousands of dollars):

Three Months ended March 31, 2014	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2014	$(1,352)	$(38,101)	$(39,453)
Other comprehensive income (loss) before reclassifications	1,866	(398)	1,468
Amounts reclassified from accumulated other comprehensive loss	2,058	472	2,530
Net other comprehensive income	3,924	74	3,998
Balance at March 31, 2014	$2,572	$(38,027)	$(35,455)

Three Months ended March 31, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2013	$(16,084)	$(34,291)	$(50,375)
Other comprehensive (loss) income before reclassifications	(26,202)	2,102	(24,100)
Amounts reclassified from accumulated other comprehensive loss	—	279	279
Net other comprehensive (loss) income	(26,202)	2,381	(23,821)
Balance at March 31, 2013	$(42,286)	$(31,910)	$(74,196)
Other Comprehensive Loss principally includes the change in the foreign currency translation adjustment account during the period, as well as unrealized gains and losses related to the U.K. Pension Plan. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2014, $2.1 million was reclassified from Accumulated Other Comprehensive Loss to Other (Expense) Income in the Condensed Consolidated Statements of Operations as a result of the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary. For the three months ended March 31, 2014 and 2013, $0.5 million and $0.3 million (respectively, net of tax) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Statements of Operations as a result of the amortization previously unrecognized U.K. Pension Plan losses (see Note 7). For the three months ended March 31, 2014 and 2013, Other Comprehensive Income (Loss) includes ($0.4) million and $2.1 million, respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrecognized U.K. Pension Plan losses.
15. Income Taxes
In January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) returned $325 million of excess liquidity to shareholders in March 2014 through a $300 million special dividend and $25 million of Common Stock repurchases (see Note 11), and (iii) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders. The $300 million special dividend was funded principally by the repatriation of $250 million of accumulated foreign earnings from Sotheby’s subsidiaries in Switzerland ($120 million), the U.K. ($105 million), and Hong Kong ($25 million). The remaining $50 million of the special dividend was funded by existing domestic cash balances.
Based on the results of this review and current projections and planned uses of foreign cash balances, management has determined that, beginning in 2014, the current earnings of Sotheby's foreign subsidiaries will not be indefinitely reinvested. Accordingly, beginning in the first quarter of 2014, U.S. income taxes are being accrued on these earnings, resulting in an approximate 6% increase to Sotheby's 2014 estimated annual effective income tax rate to 36%. Management continues to consider the unremitted earnings of foreign subsidiaries that were generated prior to 2014 to be indefinitely reinvested.

24#

16. Uncertain Tax Positions
As of March 31, 2014, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $22.9 million, representing a net decrease of $2.5 million when compared to the liability of $25.4 million as of December 31, 2013. This net decrease is primarily the result of the expiration of the statute of limitations for certain tax years and the settlement of an audit. As of March 31, 2013, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $33.3 million. As of March 31, 2014, December 31, 2013, and March 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $12 million, $11.7 million, and $17.1 million, respectively. Sotheby’s believes it is reasonably possible that a decrease of $5.3 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2014 balance sheet date as a result of the expiration of the statute of limitations and the expected settlements of ongoing tax audits.
Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions and, as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby’s various U.S. federal and various state and foreign tax returns are currently under examination by taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, which include the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2007.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense (Benefit). The accrual for such interest and penalties decreased by $0.2 million for the three months ended March 31, 2014.
Sotheby’s policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in its Condensed Consolidated Statements of Operations. Penalties related to such taxes are recorded as General and Administrative Expenses in its Condensed Consolidated Statements of Operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense (Benefit) in Sotheby’s Condensed Consolidated Statements of Operations.
17. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of Sotheby's Board of Directors and employees, transact with Sotheby's to buy and sell property at auction and through private sales. For the three months ended March 31, 2014 and March 31, 2013, Sotheby’s recognized total Agency Revenues of $0.6 million and $0.5 million, respectively, related to the sale and purchase of property by related parties.
As of March 31, 2014, December 31, 2013, and March 31, 2013, Accounts Receivable (net) included $2.5 million, $2.7 million, and $4.1 million, respectively, associated with auction or private sale purchases made by related parties. The related party receivable balance outstanding as of March 31, 2014 was collected in April 2014.
18. Recently Issued Accounting Standards
In March 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2013-05, which states that a cumulative translation adjustment attached to a parent’s investment in a foreign entity should be recognized in the income statement in a manner consistent with the derecognition guidance on investments in entities. For example, the entire amount of the cumulative translation adjustment associated with foreign entities would be recognized in the income statement upon the sale of a foreign entity that represents a substantially complete liquidation of the investment in that entity or in circumstances which result in the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated). ASU 2013-05 is effective prospectively for public entities in fiscal years beginning after December 15, 2013. Sotheby's adopted this standard for the quarter ending March 31, 2014.

25#

19. Subsequent Events
Rights Plan Amendment—On May 5, 2014, Sotheby’s entered into Amendment No. 1 to the Rights Plan (the “Amendment”). The Amendment accelerates the expiration of the Rights Plan from the close of business on October 3, 2014, in the absence of prior approval of the Rights Plan by Sotheby's shareholders, to the close of business on the date that Sotheby’s 2014 annual meeting of shareholders is completed, and has the effect of terminating the Rights Plan at that time. At the time of the termination of the Rights Plan, all of the Rights distributed to holders of Sotheby’s Common Stock pursuant to the Rights Plan will expire. (See Note 11 for information related to the adoption of the Rights Plan.)
Support Agreement—On May 4, 2014, Sotheby's entered into a support agreement (the “Support Agreement”) with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors. Pursuant to the Support Agreement, on May 4, 2014, Sotheby's Board of Directors expanded the size of the Board to 15 directors and appointed Mr. Loeb, Mr. Reza and Mr. Wilson (the “Third Point Nominees”) to fill the resulting vacancies. In addition, Sotheby's agreed to nominate each of the Third Point Nominees for election to the Board of Directors at the 2014 Annual Meeting alongside Sotheby's previously recommended Director nominees. Pursuant to the Support Agreement, Third Point will also have certain replacement rights in the event these nominees are unable to serve as Directors. At such time as Third Point and its controlled affiliates cease to collectively beneficially own a “net long” position of at least 3,324,999 shares of the Sotheby's Common Stock (subject to adjustment for any stock dividends, stock splits or similar actions), each of the Third Point Nominees has agreed to promptly resign from the Board. At least one of the Third Point Nominees will have the opportunity to join each of the committees of the Board of Directors (subject to independence and other applicable requirements). Specific committee memberships of the Third Point Nominees include: Mr. Loeb - Nominating and Corporate Governance Committee, Executive Committee and Business Strategy Committee; Mr. Reza - Finance Committee and Business Strategy Committee; and Mr. Wilson - Compensation Committee, Finance Committee and the Business Strategy Committee.
The Support Agreement contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, reimbursement by Sotheby's of Third Point's out-of-pocket, documented expenses in connection with the nomination of the Third Point Nominees and the litigation concerning the Rights Plan of up to an aggregate of $10 million, Third Point’s withdrawal of litigation concerning the Rights Plan (see Note 9), and the accelerated expiration of Sotheby's Rights Plan.

26#

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014
This discussion should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
Overview
For the three months ended March 31, 2014, loss before taxes of ($5.7) million represents a $26 million (82%) improvement compared to the prior year that is largely attributable to a $211 million (40%) increase in Net Auction Sales and a resulting $26.1 million (33%) increase in auction commission revenues. The higher level of Net Auction Sales reflects the continuing strength of the global art market as Sotheby's February 2014 sales of Impressionist, Modern and Surrealist Art achieved the highest-ever total for any sale series held anywhere in London.
For the three months ended March 31, 2014, Sotheby’s net loss was ($6.1) million, representing a $16.2 million (73%) improvement over the ($22.3) million net loss in the prior year as stronger operating results were partially offset by a $3.1 million income tax charge in the current quarter related to the enactment of new legislation in New York State (see "Income Tax Expense (Benefit)" below).
Outlook
The global art market continues to reflect strong demand and high prices. Management is encouraged by second quarter 2014 sales to-date, as well as by the level and quality of its consignments for the upcoming Spring auction sales season. In this strong market, the competitive environment for high-value consignments is robust and auction commission margins continue to be under pressure.
In late-2013, management completed an initial review of its cost structure and identified opportunities for cost savings in 2014 across various categories of expenses including professional fees and other general and administrative expenses and auction direct costs. Additional information related to these cost savings initiatives is provided in the captioned sections below for each category of expense. Management is continuing to review its resource allocations across the business and anticipates realizing additional opportunities to further improve Sotheby’s cost structure. In addition, management believes there are opportunities to expand in the auction middle market (i.e., lots priced between $50,000 to $2 million) that could improve margins and profitability. (See statement on Forward Looking Statements.)
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales represented 83% and 84% of total Net Auction Sales in 2013 and 2012, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in those years. Accordingly, Sotheby's financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the art auction market.

27#

Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013
The table below presents a summary of Sotheby’s consolidated results of operations for the three months ended March 31, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Favorable /(Unfavorable)
Three Months Ended March 31,	2014	2013	$ Change	% Change
Revenues:
Agency	$123,128	$94,175	$28,953	31%
Principal	26,001	1,083	24,918	*
Finance	5,682	4,933	749	15%
License fees	1,697	1,186	511	43%
Other	303	368	(65)	(18%)
Total revenues	156,811	101,745	55,066	54%
Expenses (a)	152,720	123,058	(29,662)	(24%)
Operating income (loss)	4,091	(21,313)	25,404	N/A
Net interest expense (b)	(8,367)	(12,129)	3,762	31%
Other (expense) income	(1,442)	1,699	(3,141)	N/A
Loss before taxes	(5,718)	(31,743)	26,025	82%
Equity in earnings of investees, net of taxes	154	2	152	*
Income tax expense (benefit)	331	(9,396)	(9,727)	*
Net loss	(5,895)	(22,345)	16,450	74%
Less: Net income attributable to noncontrolling interest	(219)	—	(219)	N/A
Net loss attributable to Sotheby's	$(6,114)	$(22,345)	$16,231	73%
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.09)	$(0.33)	$0.24	73%
Statistical Metrics:
Aggregate Auction Sales (c)	$867,681	$614,159	$253,522	41%
Net Auction Sales (d)	$734,370	$523,386	$210,984	40%
Private Sales (e)	$147,350	$157,184	$(9,834)	(6%)
Consolidated Sales (f)	$1,019,891	$772,426	$247,465	32%
Adjusted Expenses (g)	$122,515	$122,358	$(157)	—%

Legend:
*	Represents a change in excess of 100%.
(a)
Expenses for the three months ended March 31, 2014 include the cost of Principal revenues of $24.5 million and special charges of $5.7 million, which consist of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC.

(b)	Represents interest expense less interest income.
(c)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(d)	Represents the total hammer price of property sold at auction.
(e)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including commissions.
(f)
Represents the sum of Aggregate Auction Sales, Private Sales, and Principal revenues. For the purposes of this calculation, the amount of Aggregate Auction Sales related to the sale of Principal segment inventory at Sotheby's auctions is eliminated. For the three months ended March 31, 2014, such sales totaled $21.1 million.

(g)	Represents total expenses excluding the cost of Principal revenues and special charges. See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.

28#

Agency Segment
The Agency segment accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers (also known as consignors) to buyers through the auction or private sale process. The table below presents a summary of Agency segment results and related statistical metrics for the three months ended March 31, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended March 31,	2014	2013	$ Change	% Change
Agency revenues:
Auction commissions	$104,673	$78,564	$26,109	33%
Private sale commissions	13,055	13,624	(569)	(4%)
Auction guarantee and inventory activities	670	(575)	1,245	N/A
Other Agency revenues	4,730	2,562	2,168	85%
Total Agency revenues	123,128	94,175	28,953	31%
Agency direct costs:
Auction direct costs	8,878	7,727	(1,151)	(15%)
Private sale expenses	1,559	722	(837)	*
Total Agency direct costs	10,437	8,449	(1,988)	(24%)
Intersegment costs (a)	2,533	2,184	(349)	(16%)
Agency segment gross profit (b)	$110,158	$83,542	$26,616	32%
Statistical Metrics:
Aggregate Auction Sales (c)	$867,681	$614,159	$253,522	41%
Net Auction Sales (d)	$734,370	$523,386	$210,984	40%
Items sold at auction with a hammer price greater than $1 million	107	76	31	41%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$417,493	$307,969	$109,524	36%
Items sold at auction with a hammer price greater than $2 million	61	46	15	33%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$349,675	$276,432	$73,243	26%
Total auction commission margin (e)	14.3%	15.0%	N/A	(5%)
Auction direct costs as a percentage of Net Auction Sales	1.21%	1.48%	N/A	18%
Private Sales (f)	$147,350	$157,184	$(9,834)	(6%)

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below the Finance segment's target rate, as well as facility fees charged by the Finance segment for secured loans where no facility fee is collected from the borrower.

(b)	Agency segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense.
(c)	Represents the total hammer price of property sold at auction plus buyer's premium.
(d)	Represents the total hammer price of property sold at auction.
(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.

29#

Overview—In the first quarter of 2014, Agency segment gross profit increased $26.6 million (32%) largely due to a $211 million (40%) increase in Net Auction Sales and a resulting $26.1 million (33%) increase in auction commission revenues. Agency gross profit for the first quarter also benefited from a reduction in auction direct costs as a percentage of Net Auction Sales, from 1.48% in 2013 to 1.21% in 2014. See the discussion below for an explanation of the significant factors contributing to the increase in Agency segment gross profit in the three months ended March 31, 2014.
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
In the first quarter of 2014, auction commission revenues increased $26.1 million (33%) due to a $211 million (40%) increase in Net Auction Sales, partially offset by a decrease in Auction Commission Margin from 15.0% to 14.3%. See "Net Auction Sales" and "Auction Commission Margin" below for a more detailed discussion of these statistical metrics.
Net Auction Sales—The $211 million (40%) increase in first quarter Net Auction Sales is principally attributable to the performance of the Impressionist, Modern and Surrealist Art sales, as well as the Contemporary Art sales, which together grew $113 million (34%) over the prior period. In particular, Sotheby's February 2014 sales of Impressionist, Modern, and Surrealist Art achieved the highest-ever total for any sales series held anywhere in London. Also contributing to the improvement in first quarter Net Auction Sales is an increase of $21 million (35%) in sales of single-owner collections, as well as the impact of changes in foreign currency exchange rates, which contributed approximately $36 million to the overall increase.
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin.
Auction Commission Margin may be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment. Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.)
In order to enhance revenue and strengthen Auction Commission Margin, Sotheby's enacted a change to its buyer's premium rate structure that became effective on March 15, 2013. In salesrooms in the U.S., the buyer's premium became 25% of the hammer (sale) price on the first $100,000; 20% of the hammer (sale) price above $100,000 up to and including $2 million; and 12% of any remaining amount over $2 million. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds have been translated into an equivalent fixed local currency amount. Prior to March 15, 2013, in U.S. salesrooms, the buyer's premium rate structure was 25% of the first $50,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $50,000 up to and including $1 million; and 12% on any remaining amount over $1 million.
The decrease in first quarter Auction Commission Margin is primarily due to certain high-value consignments in the London Impressionist sales discussed above, which resulted in a higher level of buyer’s premium shared with consignors. However, the impact of the competitive environment on Auction Commission Margin was somewhat mitigated by the buyer's premium rate increase that became effective on March 15, 2013.
Other Agency Revenues—Other Agency revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues. In the first quarter of 2014, Other Agency revenues increased $2.2 million (85%) due to a $1.7 million fee earned by Sotheby's in the current period on a sale brokered by a third party.

30#

Agency Direct Costs—The table below presents a summary of Agency direct costs for the three months ended March 31, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

	2014		2013		Favorable / (Unfavorable)
Three Months Ended March 31,	$	% of Net Auction Sales	$	% of Net Auction Sales	$ Change	% Change
Auction direct costs:
Sale marketing	$3,886	0.53%	$4,002	0.76%	$116	3%
Shipping	2,075	0.28%	1,943	0.37%	(132)	(7%)
Sale venue	1,126	0.15%	677	0.13%	(449)	(66%)
Other	1,791	0.24%	1,105	0.21%	(686)	(62%)
Total auction direct costs	8,878	1.21%	7,727	1.48%	(1,151)	(15%)
Private sale expenses	1,559		722		(837)	*
Total Agency direct costs	$10,437		$8,449		$(1,988)	(24%)

Legend:
*	Represents a change in excess of 100%.
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
In the first quarter of 2014, auction direct costs increased $1.2 million (15%) primarily as a result of the level and composition of Sotheby's auction offerings during the period. However, auction direct costs as a percentage of Net Auction Sales decreased from 1.48% to 1.21%. It is expected that increased efficiencies and enhanced spending controls will facilitate a reduction of 10 basis points in this metric for the year ending December 31, 2014 when compared to 2013, which would result in savings of approximately $5 million assuming a similar level of Net Auction Sales as 2013. (See statement on Forward Looking Statements.)
Private sale expenses—Private sale expenses consist largely of sale marketing and exhibition costs. Private sale expenses grew by $0.8 million in the first quarter of 2014 principally due to an increase in the number of private sale exhibitions consistent with Sotheby's strategic initiatives in this arena.
Principal Segment
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
The Principal segment also holds the remaining inventory of Noortman Master Paintings (or "NMP"), an art dealer that was acquired by Sotheby's in June 2006. In recent years, NMP was adversely impacted by shifts in the collecting tastes of its clients and faced increased challenges in sourcing and successfully selling the categories of Old Master Paintings that traditionally formed the heart of its business. In the third quarter of 2011, management initiated a plan to restructure NMP’s business and sales strategy, but those efforts were not successful in reversing this trend. As a result, on December 31, 2013, NMP’s remaining office in London was closed. As of March 31, 2014, the carrying value of NMP's remaining inventory was $10.9 million. Management is currently executing its sales plan for NMP’s remaining inventory.

31#

The table below, which is presented in thousands of dollars, summarizes Principal segment results for the three months ended March 31, 2014 and 2013, as well as a comparison between the current and prior year periods. The improvement between the periods is due to a series of profitable sales in the first quarter of 2014 of items acquired for investment purposes in 2013.

			Favorable/(Unfavorable)
Three Months Ended March 31,	2014	2013	$ Change	% Change
Principal revenues	$26,001	$1,083	$24,918	*
Cost of Principal revenues	(24,502)	(700)	(23,802)	*
Principal gross profit (a)	$1,499	$383	$1,116	*

Legend:
*	Represents a change in excess of 100%.
(a)	Principal segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense.
Finance Segment
The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through Sotheby's (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to Finance segment loans.)
The lending activities of the Finance segment have historically been funded by the operating cash flows of the Agency segment with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, Sotheby's established a separate capital structure for the Finance segment through which the Finance segment now predominantly relies on revolving credit facility borrowings to fund client loans. The debt funding of loans will reduce the Finance segment's cost of capital and enhance returns in support of efforts to achieve a targeted 20% return on equity. Cash balances are also to be used to fund a portion of the Finance segment loan portfolio, as appropriate. (See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the Finance segment's revolving credit facility.)

32#

The table below presents a summary of Finance segment results and related statistical metrics for the three months ended March 31, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended March 31,	2014	2013	$ Change	% Change
Finance revenues:
Client Paid:
Interest	$5,161	$4,581	$580	13%
Facility fees	521	352	169	48%
Total client paid revenues	5,682	4,933	749	15%
Intersegment revenues:
Interest (a)	2,035	1,719	316	18%
Facility fees (b)	498	465	33	7%
Total intersegment revenues	2,533	2,184	349	16%
Total Finance revenues	8,215	7,117	1,098	15%
Cost of Finance revenues (c)	710	239	(471)	*
Finance segment gross profit (d)	$7,505	$6,878	$627	9%
Loan Portfolio Metrics:
Average Loan Portfolio (e)	$481,049	$407,673	$73,376	18%
Finance Revenue Margin (f)	6.8%	7.0%	N/A	(3%)
Average Credit Facility Borrowings (g)	$91,944	$—	$91,944	N/A

Legend:
*	Represents a change in excess of 100%.
(a)	Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate.
(b)	Represents facility fees earned from the Agency segment for secured loans where no facility fee is collected from the borrower.
(c)
In 2014, the cost of Finance revenues includes borrowing costs related to the Finance segment's revolving credit facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees. In 2013, the cost of Finance revenues includes intersegment borrowing costs related to the funding of the loan portfolio.

(d)	Finance segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense.
(e)	Represents the average loan portfolio outstanding during the period.
(f)	Represents the annualized rate of return of Finance revenues in relation to the Average Loan Portfolio.
(g)	Represents average borrowings outstanding during the period under the Finance segment's revolving credit facility.
For the three months ended March 31, 2014, the improvement in Finance segment gross profit reflects growth in the Average Loan Portfolio, which occurred steadily throughout 2013 as a result of a number of factors, including an increase in client demand for art-related financing, the improved global reach of Sotheby's art-financing business, and an increase in term loans made to refinance clients' auction and private sale purchases. The overall improvement in gross profit was partially offset by the cost of revolving credit facility borrowings as management began the process of debt financing the loan portfolio after the establishment of the Finance segment's dedicated revolving credit facility on February 13, 2014.
As of March 31, 2014, outstanding revolving credit facility borrowings for the Finance segment totaled $185 million. On April 17, 2014, Sotheby’s borrowed an additional $110 million to fund further growth of the loan portfolio and to continue the process of debt financing existing loans. As of April 30, 2014, revolving credit facility borrowings for the Finance segment totaled $295 million and the Finance segment loan portfolio totaled approximately $572 million. Over the next 12 to 24 months, Sotheby's will continue to debt finance the Finance segment loan portfolio, which management estimates may yield additional capital of $150 million to $200 million to be returned to shareholders. (See "Capital Allocation and Financial Policy Review" and "Liquidity and Capital Resources," as well as statement on Forward Looking Statements.)

33#

Expenses
For the three months ended March 31, 2014 and 2013, expenses consisted of the following (in thousands of dollars):

	2014		2013		Favorable / (Unfavorable)
Three Months Ended March 31,	$	% of Total	$	% of Total	$ Change	% Change
Agency direct costs (a)	$10,437	7%	$8,449	7%	$(1,988)	(24%)
Cost of Principal revenues (b)	24,502	16%	700	1%	(23,802)	*
Cost of Finance revenues (c)	710	—%	—	—%	(710)	N/A
Marketing	3,133	2%	4,687	4%	1,554	33%
Salaries and related	65,756	43%	60,695	49%	(5,061)	(8%)
General and administrative	37,332	24%	44,011	36%	6,679	15%
Depreciation and amortization	5,147	3%	4,516	4%	(631)	(14%)
Special charges (d)	5,703	4%	—	—%	(5,703)	N/A
Total expenses	$152,720		$123,058		$(29,662)	(24%)
Statistical Metric:
Adjusted Expenses (e)	$122,515		$122,358		$(157)	—%

Legend:
*	Represents a change in excess of 100%.
(a)	See "Agency Segment" above for a discussion of Agency direct costs.
(b)	See "Principal Segment" above for a discussion of Principal segment results.
(c)	See "Finance Segment" above for a discussion of Finance segment results.
(d)	Consists of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC.
(e)	Represents total expenses excluding the cost of Principal revenues and special charges. See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.
For the three months ended March 31, 2014, total expenses increased $29.7 million (24%) to $152.7 million in large part due to the cost of Principal revenues attributable to transactions completed in the current period, as well as special charges of $5.7 million related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC. Adjusted Expenses, which exclude the cost of Principal revenues and special charges, were flat for the three months ended March 31, 2014 when compared to the prior period. A discussion of the significant factors impacting the comparison of marketing expenses, salaries and related costs, and general and administrative expenses between the current and prior periods is provided below. (See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.)
In late-2013, management completed an initial review of its cost structure and identified opportunities for cost savings in 2014 across various categories of expenses including professional fees and other general and administrative expenses, and auction direct costs. Additional information related to these cost savings initiatives is provided in the captioned sections below for each category of expense. Management is continuing to review its resource allocations across the business and anticipates realizing additional opportunities to further improve Sotheby’s cost structure. (See statement on Forward Looking Statements.)
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of costs associated with corporate marketing activities and client service initiatives, as well as strategic sponsorships of and charitable donations to cultural institutions. For the three months ended March 31, 2014, marketing expenses decreased $1.6 million (33%) reflecting a more targeted approach to spending on core strategic priorities in the current period. In particular, in the first quarter of 2014, there was a significant decrease in strategic sponsorships of and charitable donations to cultural institutions, and to a lesser extent, a lower level of promotional expenses, as results for the first quarter of 2013 included one-time costs related to Sotheby's 40th Anniversary in Hong Kong.

34#

Salaries and Related Costs
For the three months ended March 31, 2014 and 2013, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended March 31,	2014	2013	$ Change	% Change
Full-time salaries	$37,909	$34,917	$(2,992)	(9%)
Incentive compensation expense	3,017	3,273	256	8%
Share-based payment expense	6,247	4,432	(1,815)	(41%)
Payroll taxes	6,592	6,204	(388)	(6%)
Employee benefits	6,680	7,441	761	10%
Other compensation expense	5,311	4,428	(883)	(20%)
Total salaries and related costs	$65,756	$60,695	$(5,061)	(8%)
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior periods.
Full-Time Salaries—For the three months ended March 31, 2014, full-time salaries increased $3 million (9%) due in part to the impact of mid-year strategic headcount and salary increases in 2013, which were implemented in part to support Sotheby's growth in Asia, and targeted salary increases taking effect in 2014. Also contributing to the higher level of full-time salaries are changes in foreign currency exchange rates, which contributed $0.8 million to the overall increase. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $2.2 million (6%) in comparison to the prior period.
For the year ending December 31, 2014, management expects that full-time salaries will increase by approximately 7% to 8% when compared to 2013, excluding the impact of changes in foreign currency exchange rates, due to the full year impact of 2013 mid-year strategic headcount and salary increases, as well as the targeted salary increases taking effect in 2014. (See statement on Forward Looking Statements.)
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
For the three months ended March 31, 2014, share-based payment expense increased $1.8 million (41%) largely due to management's quarterly assessment of the likelihood that performance-based equity compensation awards will vest. Also unfavorably impacting the comparison to the prior year period is compensation expense associated with certain equity compensation awards granted to retirement eligible employees in the first quarter of 2014. (See Note 12 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. On a consolidated basis, the cost increases (decreases) related to the DCP liability are offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Condensed Consolidated Statements of Operations within other income (expense).

35#

For the three months ended March 31, 2014, employee benefit costs decreased $0.8 million (10%) primarily due to a $1.3 million decline in DCP investment performance when compared to the prior year period and a $0.4 million decrease in employee severance costs. These factors are partially offset by the impact of the headcount and salary increases discussed previously, as well as a higher level of expense attributable to Sotheby's U.K. defined contribution pension plan as a result of a new statutory requirement for the automatic enrollment of qualified employees that took effect in the fourth quarter of 2013.
Other Compensation Expense—Other compensation expense typically includes expense related to certain retention-based, new-hire and other employment arrangements, as well as the cost of temporary labor and overtime. For the three months ended March 31, 2014, other compensation expense increased $0.9 million (20%) primarily due to a higher level of expense associated with such employment arrangements.
General and Administrative Expenses
For the three months ended March 31, 2014 and 2013, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended March 31,	2014	2013	$ Change	% Change
Professional fees	$13,071	$16,366	$3,295	20%
Facilities-related expenses	11,363	11,325	(38)	—%
Travel and entertainment	6,150	6,959	809	12%
Telecommunication and technology	2,211	2,113	(98)	(5%)
Insurance	1,344	1,495	151	10%
Other indirect expenses	3,193	5,753	2,560	44%
Total general and administrative expenses	$37,332	$44,011	$6,679	15%
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of general and administrative expenses between the current and prior periods.
Professional fees—Professional fees principally include legal, audit and other compliance-related fees, Board of Director fees, and business consulting costs, as well as the costs associated with certain outsourced functions. For the three months ended March 31, 2014, professional fees decreased $3.3 million (20%) largely due to a lower level of business consulting costs.
Management expects to reduce professional fees by approximately $9 million, or 15%, for the year ending December 31, 2014, principally as a result of negotiated reductions in rates and a reduced scope of services. Management also expects spending reductions of approximately $4 million across other categories of general and administrative expenses. (See statement on Forward Looking Statements.)
Travel and entertainment—Travel and entertainment includes costs related to business travel by Sotheby's staff and client entertainment. For the three months ended March 31, 2014, the decrease of $0.8 million (12%) in travel and entertainment costs is primarily due to management's ongoing cost control initiatives in this area.
Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs. For the three months ended March 31, 2014, other indirect expenses decreased $2.6 million (44%) primarily due to a lower level of client goodwill gestures and claims, as the comparison to the prior period is favorably impacted by a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013. (See Note 10 of Notes to Condensed Consolidated Financial Statements).
Special Charges
In the first quarter of 2014, Sotheby's incurred $5.7 million of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC. Such fees are incremental to Sotheby's cost structure and are reported within special charges in the Condensed Consolidated Statements of Operations. Sotheby's expects to incur between $12 million and $15 million in additional special charges in the second quarter of 2014, including up to $10 million for the reimbursement by Sotheby's of Third Point's out-of-pocket, documented expenses in connection with the support agreement entered into on May 4, 2014. (See Note 19 of Notes to Condensed Consolidated Financial Statements and statement on Forward Looking Statements.)

36#

Net Interest Expense
For the three months ended March 31, 2014, net interest expense decreased $3.8 million (31%) as a result of the repayment of Sotheby's 3.125% Convertible Notes upon their maturity in June 2013.
Other (Expense) Income
For the three months ended March 31, 2014, other expense of ($1.4) million includes a $2.1 million loss relates to the cumulative translation adjustment recognized upon the liquidation of a foreign subsidiary, as well as a $0.2 million loss related to DCP trust assets. For the three months ended March 31, 2013, other income of $1.7 million included a $1.4 million gain related to DCP trust assets.
Income Tax Expense (Benefit)
The quarterly income tax provision is calculated using an estimated annual effective income tax rate for the period based on actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.
As a result of the Capital Allocation and Financial Policy Review concluded in January 2014 (see below) and current projections and planned uses of foreign cash balances, management has determined that, beginning in 2014, the current earnings of Sotheby’s foreign subsidiaries will not be indefinitely reinvested and incremental U.S. taxes will be accrued on these earnings. These incremental taxes significantly reduce the benefit of income earned in foreign jurisdictions and taxed at rates lower than that of the U.S. as compared to prior years. As a result, management’s estimate of Sotheby’s annual effective income tax rate for 2014, excluding discrete items, increased to approximately 36% as compared to its estimate for 2013 as of March 31, 2013, which was approximately 30%. The estimated effective income tax rate for 2014 also includes an estimated $2.3 million of incremental income tax expense related to the repatriation of $250 million of accumulated foreign earnings during the current quarter (see “Liquidity and Capital Resources”). The estimated annual effective income tax rate is higher than the U.S. statutory tax rate of 35% primarily because of state taxes and nondeductible expenses, partially offset by a benefit due to differences in foreign tax rates.
Sotheby’s effective income tax rate for the three months ended March 31, 2014 is (6%) compared to an effective income tax rate of 30% for the three months ended March 31, 2013. The income tax rate for the current quarter and its variance from the estimated annual effective income tax rate are primarily the result of a $3.1 million tax expense recorded discretely in the quarter to reduce the value of certain deferred tax assets to reflect the enactment of the New York State 2014-2015 Budget Act (see below). Results for the first quarter of 2014 also include discrete benefits related to previously unrecognized tax positions and other discrete items. (See Note 16 of Notes to Condensed Consolidated Financial Statements).
The New York State 2014-2015 Budget Act (“N.Y. Budget Act”)—The N.Y. Budget Act was signed into law on March 31, 2014. The N.Y. Budget Act substantially modified and reformed various aspects of New York State tax law. Sotheby’s anticipates that the legislation will reduce the amount of taxable income apportioned to New York State, thereby reducing its state effective income tax rate beginning in 2015. However, management does not expect the N.Y. Budget Act to have a material impact on Sotheby’s worldwide effective tax rate. As discussed above, in the first quarter of 2014, Sotheby’s recorded a discrete tax expense of $3.1 million to reduce the value of certain deferred tax assets to the amount that will be recognized in the future as a result of the anticipated reduction of the New York State effective income tax rate. (See statement on Forward Looking Statements.)
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended March 31, 2014, foreign currency exchange rates had a net favorable impact of approximately $2.3 million on Sotheby's operating income when compared to the prior period, as summarized in the following table (in thousands of dollars):

Favorable/(Unfavorable)
Total revenues	$5,945
Total expenses	(3,672)
Operating income	$2,273

37#

FINANCIAL CONDITION AS OF MARCH 31, 2014
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2014, total cash and cash equivalents decreased $399.1 million to $322.2 million, as compared to a decrease of $160.1 million to $608.2 million for the three months ended March 31, 2013, primarily due to the factors discussed below.
Net Cash Used by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly accounting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to auction and private sale buyers and the level of such extended payment terms for auctions can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a reporting period is also a function of its net income or loss, the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related receivables and payables.
Net cash used by operating activities of $268.1 million for the three months ended March 31, 2014 is principally the result of net cash outflows of $183.8 million associated with the settlement of auction and private sale transactions during the period as sales proceeds collected from buyers late in 2013 were paid to consignors early in 2014. The net cash outflow for the quarter is also influenced by the payment of net sale proceeds to certain consignors in advance of collecting from the buyer. Also contributing to the net cash used by operating activities in the quarter is the funding of approximately $55 million of 2013 incentive and other compensation payments and approximately $24 million of income tax payments.
Net cash used by operating activities of $166.1 million for the three months ended March 31, 2013 is also significantly influenced by the timing of the settlement of auction and private sale transactions, incentive compensation payments, and tax-related payments. The lower level of cash outflows from operating activities for the three months ended March 31, 2013 when compared to first quarter of 2014 is primarily attributable to the receipt of a $63 million client deposit in March 2013 related to a private sale transaction that was completed in the second quarter of 2013 (see Note 8 of Notes to Condensed Consolidated Financial Statements).
Net Cash Provided by Investing Activities—Net cash provided by investing activities of $26 million for the three months ended March 31, 2014 is principally the result of net collections of client loans of $13.1 million and a $14.6 million decrease in restricted cash as a result of the payment of net sale proceeds to consignors in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts.
Net cash provided by investing activities of $31 million for the three months ended March 31, 2013 is principally attributable to a $24.2 million decrease in restricted cash as a result of net sale proceeds paid to consignors in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts. For the three months ended March 31, 2013, cash provided by investing activities also reflects a net decrease in client loans during the period as loan settlements exceeded the funding of new loans by $11.1 million. These cash inflows were minimally offset by capital expenditures of $4.3 million during the period.
Net Cash Used by Financing Activities—Net cash used by financing activities was $157.8 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively. The significant increase in cash used by financing activities in the current period is largely due to the payment of a $300 million special dividend, Common Stock repurchases of $25 million, and quarterly dividend payments ($6.9 million), partially offset by cash inflows of $185 million from borrowings under the Finance segment's revolving credit facility. (See "Capital Allocation and Financial Policy Review" and "Liquidity and Capital Resources" below.)
Net cash used by financing activities of $6.8 million for the three months ended March 31, 2013 is primarily attributable to the funding of employee tax obligations related to share-based payments ($11.3 million), partially offset by excess tax benefits resulting from share-based payments ($2.7 million) and proceeds received from the exercise of employee stock options ($2.2 million).

38#

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of March 31, 2014 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$223,025	$3,581	$219,444	$—	$—
Interest payments	16,496	12,423	4,073	—	—
Sub-total	239,521	16,004	223,517	—	—
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	141,750	15,750	31,500	31,500	63,000
Sub-total	441,750	15,750	31,500	31,500	363,000
Revolving credit facility borrowings	185,000	—	—	185,000	—
Total debt payments	866,271	31,754	255,017	216,500	363,000
Other commitments:
Operating lease obligations (b)	105,846	17,912	32,359	17,054	38,521
Employment arrangements (c)	14,730	9,839	4,408	483	—
Auction guarantees (d)	211,237	211,237	—	—	—
Unfunded loan commitments (e)	24,853	24,853	—	—	—
Uncertain tax positions (f)	—	—	—	—	—
Total other commitments	356,666	263,841	36,767	17,537	38,521
Total	$1,222,937	$295,595	$291,784	$234,037	$401,521

(a)	See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility.

(b)	These amounts represent the undiscounted future minimum rental commitments under non-cancellable operating leases.

(c)
These amounts represent the remaining commitment for future salaries and other cash compensation, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, related to employment arrangements with certain senior employees. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

(d)
Represents the amount of auction guarantees outstanding ($219 million) net of amounts advanced ($7.7 million) as of March 31, 2014. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)

(e)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(f)
Excludes the $24.3 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2014. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 16 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments, (ii) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses guarantee of collection arrangements, and (iii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.

39#

CONTINGENCIES
For information related to contingencies see: (i) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses legal contingencies, (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 16 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
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
Capital Structure and Financial Policy—Management established separate capital structures and financial policies for Sotheby's Agency and Finance segments. The capital structure of the Agency segment was developed to provide adequate liquidity to support business requirements, pursue business opportunities and growth initiatives (including Principal segment inventory purchases), as well as to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. Management will target an Adjusted Debt to EBITDA1 ratio of 3.5x to 4.0x and a 15% return on strategic investments for the Agency segment. The capital structure of the Finance segment provides for the debt funding of loans through a dedicated revolving credit facility (see "Revolving Credit Facilities" within "Liquidity and Capital Resources" below). The debt funding of loans will reduce the Finance segment's cost of capital and enhance returns in support of efforts to achieve a targeted 20% return on equity. Cash balances will also be used to fund a portion of the Finance segment loan portfolio, as appropriate.
___________________________________
1 EBITDA is a non-GAAP financial measure. Adjusted Debt to EBITDA would reflect typical ratings agency adjustments to both debt and EBITDA for debt-like items, such as underfunded pensions and operating leases.

40#

Return of Excess Liquidity to Shareholders—After allocating the requisite capital to support business-generating activities, growth initiatives, and protection against downside risk, a total of $325 million of excess liquidity was returned to shareholders through a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014 and, as discussed in more detail below, through Common Stock repurchases of $25 million made in the first quarter of 2014. (See "Cash and Cash Equivalents" within "Liquidity and Capital Resources" below for a discussion of the funding of the $300 million special dividend.)
Common Stock Repurchase Program—In addition to the initial return of capital to shareholders through the $300 million special dividend, Sotheby’s Board of Directors authorized a five-year, $150 million Common Stock repurchase program principally to offset the annual vesting of employee share-based payments. In the first quarter of 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated stock buyback agreement that concluded in March 2014.
Debt Financing of Finance Segment Loan Portfolio—Upon the establishment of the Finance segment's dedicated revolving credit facility on February 13, 2014, the Finance segment had a maximum borrowing capacity of $450 million, of which $170 million was immediately drawn and used to initiate the debt financing of the client loan portfolio. Subsequent to February 13, 2014 and through April 30, 2014, an additional $125 million was borrowed to fund further growth of the loan portfolio and to continue the process of debt financing existing loans. Over the next 12 to 24 months, Sotheby's will continue to debt finance the Finance segment loan portfolio, which management estimates may yield additional capital of $150 million to $200 million to be returned to shareholders. (See statement on Forward Looking Statements.)
Real Estate—Management initiated a review of Sotheby’s real estate holdings in 2013, including a review of the York Property, its headquarters building at 1334 York Avenue in New York, that began in the second quarter, and a review of its New Bond Street premises in London that began in the third quarter.
As a result of the review of the York Property, management concluded that Sotheby’s business does not require the full square footage of the building and is evaluating relocation, as well as alternatives under which Sotheby’s would no longer occupy a portion of the York Property. Management expects to choose a course of action with respect to the York Property shortly and commence execution. In 2014, management will continue to evaluate the strategic and operating requirements for Sotheby’s New Bond Street premises in London and assess any feasible alternatives.
Commitment to Annual Assessment of Capital Position and Return of Excess Capital to Shareholders—As a result of the CAR process, management established basic principles which will be applied annually in order to determine the amount of any excess capital available to be returned to shareholders, principally through a special dividend. The amount of excess capital, if any, and the special dividend, if any, will be disclosed annually in conjunction with the release of Sotheby’s full year results and paid shortly thereafter. The appropriate means for returning capital to shareholders (such as the use of a special dividend or Common Stock repurchases) will also be regularly reviewed.
LIQUIDITY AND CAPITAL RESOURCES
Overview— As discussed in the previous section, in January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) returned $325 million of excess liquidity to shareholders in March 2014 through a $300 million special dividend and $25 million of Common Stock repurchases, and (iii) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders. Following the $325 million return of capital, Sotheby's continues to have strong liquidity, with $322.2 million of cash and cash equivalents and $175.1 million in available revolving credit facility borrowings as of March 31, 2014.
Cash and Cash Equivalents—As of March 31, 2014, Sotheby’s had global cash and cash equivalents of $322.2 million, of which $126.4 million was held in the U.S. and $195.8 million was held by foreign subsidiaries. The current focus of Sotheby’s investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are invested in the highest rated overnight deposits. Of the $322.2 million in global cash and cash equivalents, management estimates that approximately $270 million relates to amounts available for its working capital and other liquidity needs.

41#

On January 29, 2014, Sotheby's declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. The $300 million special dividend was funded principally by the repatriation of $250 million of accumulated foreign earnings from Sotheby’s subsidiaries in Switzerland ($120 million), the U.K. ($105 million), and Hong Kong ($25 million). The remaining $50 million of the special dividend was funded by existing domestic cash balances. Management had intended that the $250 million in foreign earnings would be indefinitely reinvested outside of the U.S., and would therefore not be subject to U.S. income taxes, based on its projections and planned uses of foreign earnings. However, based on the conclusions reached in January 2014 as a result of the CAR, management and the Board of Directors determined that it was appropriate to repatriate these funds. As a result of this repatriation of foreign earnings, Sotheby's recognized income tax liabilities of approximately $11.1 million (net of foreign tax credits) in the fourth quarter of 2013, of which approximately $8.7 million was charged against net income and approximately $2.4 million was charged against other comprehensive income. An estimated $2.3 million of incremental income tax expense related to the repatriation is included in the calculation of Sotheby's estimated annual effective income tax rate for 2014.
Based on current projections and planned uses of foreign earnings, management believes that all other foreign earnings accumulated through December 31, 2013 will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby's U.S. operations or commitments. However, as a result of the Capital Allocation and Financial Policy Review concluded in January 2014 and current projections and planned uses of accumulated foreign earnings, management determined that, beginning in 2014, the current earnings of its foreign subsidiaries will not be indefinitely reinvested. (See "Income Tax Expense (Benefit)" above and statement on Forward Looking Statements.)
Revolving Credit Facilities—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with an international syndicate of lenders led by General Electric Capital Corporation. Subsequent to August 31, 2009, the Credit Agreement was amended on several occasions, including an amendment in December 2012, which extended the maturity date to December 19, 2017 and increased the borrowing capacity to $300 million, and an amendment in June 2013, which increased the maximum permissible amount of net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements) from $100 million to $300 million.
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
The Agency Credit Agreement establishes an asset-based revolving credit facility in an aggregate principal amount not to exceed $150 million, subject to a borrowing base, the proceeds of which may be used for the working capital and other general corporate needs of the Agency segment, as well as for Principal segment inventory investments. The Finance Credit Agreement establishes an asset-based revolving credit facility, subject to a borrowing base, in an aggregate principal amount not to exceed $450 million, the proceeds of which may be used for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The New Credit Agreements allow Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.

42#

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

•
Include an accordion feature, which allows Sotheby’s to request an increase to the combined borrowing capacity of the New Credit Agreements until August 13, 2018 by an amount not to exceed $100 million in the aggregate.

•
Increase the sub-limit for borrowings in the U.K. and Hong Kong from $100 million under the Credit Agreement to $200 million under the New Credit Agreements (with up to $150 million available for foreign borrowings under the Finance Credit Agreement and up to $50 million available for foreign borrowings under the Agency Credit Agreement).

•
Have a maximum borrowing availability, subject to a borrowing base, that is defined in each of the New Credit Agreements. The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and consolidated net tangible assets. The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, consolidated net tangible assets, and a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions.

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
The New Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2014.

43#

The following table summarizes outstanding borrowings, borrowing capacity, and other information relevant to the New Credit Agreements as of and for the three months ended March 31, 2014 (in thousands of dollars):

	Finance Credit Agreement	Agency Credit Agreement	Total
Borrowing base	$286,077	$74,004	$360,081
Borrowings outstanding	$185,000	$—	$185,000
Available borrowing base	$101,077	$74,004	$175,081
Average borrowings outstanding	$91,944	$—	$91,944
Borrowing costs	$710	$597	$1,307
Borrowing costs related to the Finance Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Statements of Operations as the Cost of Finance Revenues. For the three months ended March 31, 2014, the weighted average cost of borrowings related to Finance Credit Agreement was approximately 3.1%. Borrowing costs related to the Agency Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Statements of Operations as Interest Expense.
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
The Finance segment predominantly relies on revolving credit facility borrowings to funds client loans. To a lesser extent, cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. The timing and extent of revolving credit facility borrowings by the Finance segment is dependent upon a number of factors including, but not limited to, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, and the timing of the settlement of existing client loans.
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the potential funding of Principal segment inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures (which are expected to be between $15 million and $18 million in 2014), the payment of quarterly dividends, and the potential payment of special dividends or the funding of potential Common Stock repurchases in connection with management's annual assessment of capital position (see "Capital Allocation and Financial Policy Review" above), as well as the funding of the other short-term commitments due on or before March 31, 2015, as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the potential funding of Principal segment inventory purchases, the funding of client loans, the repayment of revolving credit facility borrowings, possible future investments related to emerging markets such as China, the payment of potential quarterly and special dividends, and potential repurchases of Common Stock, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
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
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 18 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

44#

PREMISES UPDATE
Management believes Sotheby's worldwide premises are adequate for the current conduct of its business. However, management continually assesses Sotheby's worldwide premises, in particular, the real estate it owns in New York and London, for its current and future business needs as part of its ongoing efforts to manage infrastructure and enhance long-term shareholder value.
Management initiated a review of Sotheby’s real estate holdings in 2013, including a review of the York Property, that began in the second quarter, and a review of its New Bond Street premises, that began in the third quarter. As a result of the review of the York Property, management concluded that Sotheby’s business does not require the full square footage of the building and is evaluating relocation, as well as alternatives under which Sotheby’s would no longer occupy a portion of the York Property. Any future action relative to the York Property will only be taken after fully assessing all financial costs, including any potential lease costs and associated leverage, as well as operational challenges, and concluding that the incremental benefit will be meaningful and lasting, especially in consideration of the cyclical nature of Sotheby's business. Management expects to choose a course of action with respect to the York Property shortly and commence execution. In 2014, management will continue to evaluate the strategic and operating requirements for the New Bond Street premises and assess any feasible alternatives.
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
Sotheby's is also currently in negotiations with the Chinese government to obtain the license required to operate as a Foreign-Invested Commercial Enterprise in order to establish a wholly-owned subsidiary, through which Sotheby's would operate independently in China in the same or similar businesses conducted by Sotheby's Beijing, other than auctions.
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
In early-2014, following the issuance of the President’s National Strategy for Combating Wildlife Trafficking, there have been a number of Federal and State legislative and regulatory proposals and policy changes in the United States regarding the import, sale and export of objects containing ivory and other endangered species material. Sotheby’s is engaging with Federal and State legislators and regulators in an attempt to preserve the existing exemption for antique artworks, furniture and other collectibles containing such material. While the eventual effect of these legislative and regulatory changes is unknown at this time, management does not currently believe that the changes effected to date will have a material impact on Sotheby’s business, results of operations, financial condition, or cash flows. (See statement on Forward Looking Statements.)

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
USE OF NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In MD&A, Sotheby’s presents Adjusted Expenses, which represents total expenses excluding the cost of Principal revenues and special charges. Adjusted Expenses is a supplemental financial measure that is not required by or presented in accordance with GAAP.
Adjusted Expenses is used by management to analyze Sotheby’s cost structure, especially in reporting periods when the cost of Principal revenues is significant. Management believes that Adjusted Expenses is a useful measure that can be used by investors and analysts to assess Sotheby's cost structure when compared to prior periods and on a forward-looking basis. Adjusted Expenses should not be considered an alternative to total expenses reported in accordance with GAAP. A reconciliation of total expenses reported in accordance with GAAP to Adjusted Expenses is presented below under “Reconciliation of Non-GAAP Financial Measures.”
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of total expenses to Adjusted Expenses for the three months ended March 31, 2014 and 2013.

			Favorable / (Unfavorable)
Three Months Ended March 31,	2014	2013	$ Change	% Change
Total expenses	$152,720	$123,058	$(29,662)	(24%)
Subtract: Cost of Principal revenues	24,502	700	(23,802)	*
Subtract: Special charges	5,703	—	(5,703)	N/A
Adjusted Expenses	$122,515	$122,358	$(157)	—%

* Represents change in excess of 100%
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of March 31, 2014, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) credit facility borrowings, (v) the York Property Mortgage, (vi) the 2022 Senior Notes, (vii) the DCP liability and related trust assets, and (viii) outstanding forward exchange contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the credit facility borrowings, the York Property Mortgage, and the 2022 Senior Notes.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of March 31, 2014, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $36 million.

46#

Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of March 31, 2014, the notional value of outstanding forward exchange contracts was $42.5 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2014, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2014.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 9 of Notes to Condensed Consolidated Financial Statements.

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
The strategic and cost savings initiatives being implemented by Sotheby's may not succeed.
Sotheby's strategic initiatives are focused on extending the breadth and depth of its relationships with its most valuable clients, developing a presence in China and other emerging markets, growing private sales, enhancing its digital media platform, and leveraging and growing the Finance segment client loan portfolio. Additionally, in late-2013, management completed an initial review of its cost structure and identified opportunities for cost savings in 2014 across various categories of expenses. Management is continuing to review its resource allocations across the business and anticipates realizing additional opportunities to further improve Sotheby’s cost structure. Sotheby's future operating results are dependent, in part, on management's success in implementing these and other strategic initiatives, as well as its cost savings initiatives. Furthermore, the inability of Sotheby's to successfully implement its strategic initiatives could result in, among other things, the loss of clients, the loss of key personnel, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its strategic plans. (See statement on Forward Looking Statements.)
Sotheby's joint venture in China is a foreign-invested enterprise under Chinese law. As such, enforcement of certain of Sotheby's rights within the joint venture are subject to approval from the Chinese government, which could limit the ability of the joint venture to operate and succeed.
In September 2012, Sotheby's received approval from the Chinese government to form and operate a 10-year equity joint venture with Beijing GeHua Art Company in China, which management believes will strategically enhance Sotheby's long-term presence in mainland China and allow it to capitalize on the opportunities presented by the Chinese art market. (See "Sotheby's Beijing" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statement on Forward Looking Statements.)
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
Sotheby's establishment of a wholly-owned subsidiary in China is subject to the receipt of a license from the Chinese government. Sotheby's may not be successful in obtaining this license, which could delay or inhibit its ability to further implement its strategic initiatives in China. (See "Sotheby's Beijing" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

49#

Sotheby's capital allocation and financial policies may impact its liquidity, financial condition, market capitalization and business, and Sotheby's ongoing ability to return capital to its shareholders (and the size and timing of such return) is subject to ongoing business variables.
In January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies in an effort to evaluate ongoing ways to deliver value to its shareholders, including through balance sheet optimization and potential return of capital strategies. The actions taken by Sotheby’s based on its review of its capital allocation and financial policies may impact its current and future liquidity, financial condition, market capitalization and business. In addition, the amount and timing of Sotheby’s return of capital to shareholders depends on various factors, including the outcome of Sotheby’s review of strategies with respect to its real estate properties, the amount of excess cash generated by the business in the future, the ability to debt finance the Finance segment loan portfolio, and the amount of capital that may be required to support Sotheby’s future liquidity needs, among other factors.
(See "Capital Allocation and Financial Policy Review" and “Liquidity and Capital Resources" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")
A breach of the security measures protecting Sotheby's global network of information systems and those of certain third-party service providers utilized by Sotheby's may occur.
Sotheby's is dependent on a global network of information systems to conduct its business and is committed to maintaining a strong infrastructure to secure these systems. As part of its information systems infrastructure, Sotheby's relies, to a certain extent, upon third-party service providers to perform services related to BIDnowTM, retail wine e-commerce, and website server hosting. While these third-party service providers offer unique and specialized information security measures, certain elements of Sotheby's global information system security are outside management's direct control due to the use of these service providers. These third-party service providers are contractually obligated to host and maintain the service in a professional manner, in accordance with the rules and standards generally accepted within the industry. This includes conventional security measures such as firewall, password and encryption protection, breach notification requirements, and PCI practices for credit card processing services. A breach of the security measures protecting Sotheby's information systems could adversely impact its operations, reputation, and brand.
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

50#

Subject to management approval under Sotheby's policy, Sotheby's may pay a consignor the net sale proceeds from an auction or private sale before payment is collected from the buyer and/or may allow the buyer to take possession of purchased property before payment is received. In these situations, Sotheby's is exposed to losses in the event the buyer does not make payment.
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

51#

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

52#

Tax matters may cause significant variability in Sotheby's financial results.
Sotheby's operates in many tax jurisdictions throughout the world and the provision for income taxes involves a significant amount of management judgment regarding interpretation of relevant facts and laws in the jurisdictions in which Sotheby's operates. Sotheby's effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to: (i) future changes in applicable laws; (ii) projected levels of taxable income; (iii) changes in the jurisdictional mix of forecasted and/or actual pre-tax income; (iv) increases or decreases to valuation allowances recorded against deferred tax assets; (v) tax audits conducted by various tax authorities; (vi) adjustments to income taxes upon the finalization of income tax returns; (vii) the ability to claim foreign tax credits; (viii) the repatriation of foreign earnings for which Sotheby's has not previously provided income taxes; and (ix) tax planning strategies.
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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

53#

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Fourteenth Amendment to the Agreement of Partnership dated March 26, 2014, between Sotheby's Nevada Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)	On January 29, 2014, Sotheby's filed a current report on Form 8-K under Item 8.01, “Other Events,” and Item 9.01, “Financial Statements and Exhibits.”

(ii)
On February 14, 2014, Sotheby's filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 2.03, "Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant, and Item 9.01, “Financial Statements and Exhibits.”

(iii)	On March 3, 2014, Sotheby's filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition,” and Item 9.01, “Financial Statements and Exhibits.”

(iv)	On March 7, 2014, Sotheby's filed a current report on Form 8-K under Item 8.01, “Other Events,” and Item 9.01, “Financial Statements and Exhibits.”

(v)
On March 13, 2014, Sotheby's filed a current report on Form 8-K under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Directors," and Item 9.01, “Financial Statements and Exhibits.”

54#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: May 7, 2014

55#

EXHIBIT INDEX

10.1	Fourteenth Amendment to the Agreement of Partnership dated March 26, 2014, between Sotheby's Nevada Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

56#