Form 10-Q
period 2014-06-30
SOTHEBYS
filed 2014-08-08
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 68,990,448 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Agency	$316,187	$294,943	$439,315	$389,118
Principal	8,733	2,122	34,734	3,205
Finance	8,140	5,561	13,822	10,494
License fees	2,462	2,090	4,159	3,276
Other	295	152	598	520
Total revenues	335,817	304,868	492,628	406,613
Expenses:
Agency direct costs	31,617	31,260	42,054	39,709
Cost of Principal revenues	7,518	3,998	32,020	4,698
Cost of Finance revenues	2,024	—	2,734	—
Marketing	4,564	5,859	7,697	10,546
Salaries and related	97,833	81,265	163,589	141,960
General and administrative	38,210	44,371	75,542	88,382
Depreciation and amortization	5,066	4,801	10,213	9,317
Special charges	18,554	—	24,257	—
Total expenses	205,386	171,554	358,106	294,612
Operating income	130,431	133,314	134,522	112,001
Interest income	402	1,441	818	1,827
Interest expense	(8,768)	(12,137)	(17,551)	(24,652)
Other income (expense)	694	(168)	(748)	1,531
Income before taxes	122,759	122,450	117,041	90,707
Equity in earnings (losses) of investees, net of taxes	230	(14)	384	(12)
Income tax expense	45,344	30,707	45,675	21,311
Net income	77,645	91,729	71,750	69,384
Less: Net income attributable to noncontrolling interest	(13)	—	(232)	—
Net income attributable to Sotheby's	$77,632	$91,729	$71,518	$69,384
Basic earnings per share - Sotheby’s common shareholders	$1.12	$1.34	$1.02	$1.02
Diluted earnings per share - Sotheby’s common shareholders	$1.11	$1.33	$1.01	$1.00
Weighted average basic shares outstanding	68,938	68,306	69,041	68,129
Weighted average diluted shares outstanding	69,491	68,889	69,619	68,990
Cash dividends paid per common share	$0.10	$—	$4.54	$—

See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$77,645	$91,729	$71,750	$69,384
Other comprehensive income (loss):
Cumulative foreign currency translation adjustments, net of taxes of ($353) and ($830) for the three and six months ended June 30, 2013	4,029	4,783	5,497	(19,317)
Reclassification of cumulative translation adjustment included in net income	—	—	2,058	—
Amortization of previously unrecognized net pension losses included in net income, net of taxes of $120, $82, $237, and $165	479	276	951	555
Other comprehensive income (loss)	4,508	5,059	8,506	(18,762)
Comprehensive income	82,153	96,788	80,256	50,622
Less: Comprehensive income attributable to noncontrolling interest	(13)	—	(232)	—
Comprehensive income attributable to Sotheby's	$82,140	$96,788	$80,024	$50,622

See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	June 30, 2014	December 31, 2013	June 30, 2013

A S S E T S
Current Assets:
Cash and cash equivalents	$576,445	$721,315	$699,557
Restricted cash	56,656	32,146	16,648
Accounts receivable, net of allowance for doubtful accounts of $6,995, $6,939, and $6,203	993,302	812,582	882,097
Notes receivable, net of allowance for credit losses of $1,001, $1,746, and $1,577	96,883	176,529	100,836
Inventory	218,878	192,140	87,060
Deferred income taxes and income tax receivable	41,336	12,385	36,511
Prepaid expenses and other current assets	27,633	25,176	22,819
Total Current Assets	2,011,133	1,972,273	1,845,528
Notes receivable	510,905	336,896	340,556
Fixed assets, net of accumulated depreciation and amortization of $188,273, $178,841, and $166,721	373,476	379,399	371,013
Goodwill and other intangible assets, net of accumulated amortization of $6,415, $6,484, and $6,132	14,914	14,850	14,474
Equity method investments	10,862	11,040	11,138
Deferred income taxes and income tax receivable	38,836	55,520	52,231
Trust assets related to deferred compensation liability	52,041	53,231	50,051
Pension asset	41,525	37,284	19,555
Other long-term assets	19,309	33,053	38,804
Total Assets	$3,073,001	$2,893,546	$2,743,350
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$1,000,029	$922,275	$890,296
Current portion of long-term debt, net	3,730	3,630	3,532
Accounts payable and accrued liabilities	185,245	176,709	140,801
Client deposit	—	—	20,000
Accrued and deferred income taxes	46,808	26,040	23,045
Other current liabilities	16,068	13,835	9,802
Total Current Liabilities	1,251,880	1,142,489	1,087,476
Credit facility borrowings	345,000	—	—
Long-term debt, net	515,031	515,148	515,180
Accrued and deferred income taxes	21,182	22,392	23,415
Deferred compensation liability	51,350	51,831	47,861
Other long-term liabilities	11,413	22,021	21,813
Total Liabilities	2,195,856	1,753,881	1,695,745
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Common Stock, $0.01 par value	695	691	683
Authorized shares—200,000,000
Issued shares—69,525,947, 69,131,892, and 68,337,055
Outstanding shares— 68,967,776, 69,131,892, and 68,337,055
Additional paid-in capital	394,261	387,477	372,050
Treasury stock, at cost: 558,171 shares at June 30, 2014	(25,000)	—	—
Retained earnings	537,565	790,603	743,735
Accumulated other comprehensive loss	(30,947)	(39,453)	(69,137)
Total Shareholders’ Equity	876,574	1,139,318	1,047,331
Noncontrolling interest	571	347	274
Total Equity	877,145	1,139,665	1,047,605
Total Liabilities and Shareholders’ Equity	$3,073,001	$2,893,546	$2,743,350

See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating Activities:
Net income attributable to Sotheby's	$71,518	$69,384
Adjustments to reconcile net income attributable to Sotheby's to net cash (used) provided by operating activities:
Depreciation and amortization	10,213	9,317
Loss from cumulative translation adjustment upon liquidation of foreign subsidiary	2,058	—
Deferred income tax expense	11,980	7,513
Share-based payments	12,895	9,670
Net pension benefit	(350)	(572)
Inventory writedowns and bad debt provisions	3,316	4,600
Amortization of debt discount	1,782	5,579
Excess tax benefits from share-based payments	(3,625)	(2,715)
Other	982	106
Changes in assets and liabilities:
Accounts receivable	(192,351)	(309,235)
Due to consignors	50,770	287,892
Inventory	(34,495)	(111)
Prepaid expenses and other current assets	(4,872)	(269)
Other long-term assets	(1,391)	(282)
Income tax receivable and deferred income tax assets	(22,405)	(10,136)
Accrued income taxes and deferred income tax liabilities	20,098	459
Accounts payable and accrued liabilities and other liabilities	10,318	21,712
Net cash (used) provided by operating activities	(63,559)	92,912
Investing Activities:
Funding of notes receivable	(297,903)	(114,750)
Collections of notes receivable	247,234	151,659
Capital expenditures	(3,634)	(9,141)
Distributions from equity investees	875	—
(Increase) decrease in restricted cash	(24,822)	14,999
Proceeds from the sale of equity method investment	125	800
Net cash (used) provided by investing activities	(78,125)	43,567
Financing Activities:
Proceeds from credit facility borrowings	345,000	—
Repayment of Convertible Notes	—	(197,371)
Proceeds from the settlement of Convertible Note Hedges	—	15,503
Repayments of York Property Mortgage	(1,799)	(1,456)
Repurchase of common stock	(25,000)	—
Dividends paid	(317,702)	—
Contribution from noncontrolling interest	—	322
Proceeds from exercise of employee stock options	967	2,529
Excess tax benefits from share-based payments	3,625	2,715
Funding of employee tax obligations upon the vesting of share-based payments	(11,835)	(11,412)
Net cash used by financing activities	(6,744)	(189,170)
Effect of exchange rate changes on cash and cash equivalents	3,558	(16,099)
Decrease in cash and cash equivalents	(144,870)	(68,790)
Cash and cash equivalents at beginning of period	721,315	768,347
Cash and cash equivalents at end of period	$576,445	$699,557
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
The Condensed Consolidated Financial Statements include the accounts of Sotheby’s, its wholly-owned subsidiaries, and Sotheby's Beijing Auction Co., Ltd ("Sotheby's Beijing"), a joint venture formed in September 2012 in which Sotheby's has a controlling 80% ownership interest. The net income attributable to the minority owner of Sotheby's Beijing, which was not material prior to 2014, is reported as "Net Income Attributable to Noncontrolling Interest" in the Condensed Consolidated Income Statements and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of the Condensed Consolidated Balance Sheets.
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
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares include unvested performance share units held by employees, incremental common shares issuable upon the assumed exercise of employee stock options, and deferred stock units held by members of the Board of Directors. In 2013, Sotheby's potential common shares also included the net shares that would have been delivered to settle the premium upon assumed conversion of then-outstanding convertible debt, as well as the net shares that would have been issued upon the exercise of then-outstanding common stock warrants. (See Note 6 for information on Sotheby's 3.125% Convertible Notes, which were settled in June 2013, and the related common stock warrants that were settled in the fourth quarter of 2013. See Note 12 for information on Sotheby's share-based payment programs.)
For the three and six months ended June 30, 2014, 1.1 million and 1.2 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet date. For the three and six months ended June 30, 2013, 1.3 million and 1.5 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet date.

7#

The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Basic:
Numerator:
Net income attributable to Sotheby’s	$77,632	$91,729	$71,518	$69,384
Less: Net income attributable to participating securities	256	8	1,001	59
Net income attributable to Sotheby’s common shareholders	$77,376	$91,721	$70,517	$69,325
Denominator:
Weighted average basic shares outstanding	68,938	68,306	69,041	68,129
Basic earnings per share - Sotheby’s common shareholders	$1.12	$1.34	$1.02	$1.02
Diluted:
Numerator:
Net income attributable to Sotheby’s	$77,632	$91,729	$71,518	$69,384
Less: Net income attributable to participating securities	256	8	1,001	59
Net income attributable to Sotheby’s common shareholders	$77,376	$91,721	$70,517	$69,325
Denominator:
Weighted average common shares outstanding	68,938	68,306	69,041	68,129
Weighted average effect of Sotheby's dilutive potential common shares:
Convertible Notes	—	—	—	194
Performance share units	362	365	386	431
Deferred stock units	172	140	168	155
Stock options	19	78	24	81
Weighted average dilutive potential common shares outstanding	553	583	578	861
Weighted average diluted shares outstanding	69,491	68,889	69,619	68,990
Diluted earnings per share - Sotheby’s common shareholders	$1.11	$1.33	$1.01	$1.00

8#

4. Segment Reporting
Sotheby’s operations are organized under three segments—Agency, Principal, and Finance. The table below presents Sotheby’s revenues and income (loss) before taxes by segment for the three and six months ended June 30, 2014 and 2013 (in thousands of dollars):

Three Months Ended June 30, 2014	Agency	Principal	Finance		All Other	Reconciling items	Total
Revenues	$316,187	$8,733	$10,186		$2,757	$(2,046)	$335,817
Segment income before taxes	$131,770	$1,081	$6,733	*	$2,147	$(18,972)	$122,759
Three Months Ended June 30, 2013
Revenues	$294,943	$2,122	$8,016		$2,242	$(2,455)	$304,868
Segment income (loss) before taxes	$117,876	$(3,014)	$5,703	*	$1,859	$26	$122,450
Six Months Ended June 30, 2014
Revenues	$439,315	$34,734	$18,401		$4,757	$(4,579)	$492,628
Segment income before taxes	$124,579	$2,030	$11,897	*	$3,490	$(24,955)	$117,041
Six Months Ended June 30, 2013
Revenues	$389,118	$3,205	$15,133		$3,796	$(4,639)	$406,613
Segment income (loss) before taxes	$80,968	$(3,956)	$10,866	*	$2,807	$22	$90,707
* For the three months ended June 30, 2014 and 2013, Finance segment income before taxes includes $0.7 million and $0.6 million, respectively, of intercompany charges from Sotheby's global treasury function. For the six months ended June 30, 2014 and 2013, Finance segment income before taxes includes $1.8 million and $1.2 million, respectively, of such charges. As the Finance segment continues to implement the debt financing of its loan portfolio, it is expected that these intercompany charges will decrease (see Notes 5 and 6).
In the table of segment information above, the reconciling items related to Revenues consist principally of charges from the Finance segment to the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate. For the three and six months ended June 30, 2014, the reconciling items related to segment income before taxes consist of Special Charges of $18.6 million and $24.3 million, respectively (see Note 13), as well as Sotheby's pre-tax share of earnings related to equity investees ($0.4 million) and ($0.7 million), respectively. For the three and six months ended June 30, 2013, the reconciling item related to segment (loss) income before taxes consists solely of Sotheby's pre-tax share of earnings related to equity investees. Such equity earnings are included in the table above on a pre-tax basis as part of Principal segment income (loss) before taxes, but are presented net of taxes in the Condensed Consolidated Income Statements.
For the three and six months ended June 30, 2014 and 2013, Agency segment revenues consist of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Auction commissions	$299,167	$263,691	$403,840	$342,255
Private sale commissions	16,876	26,018	29,931	39,642
Auction guarantee and inventory activities	(6,215)	61	(5,545)	(514)
Other Agency revenues	6,359	5,173	11,089	7,735
Total Agency segment revenues	$316,187	$294,943	$439,315	$389,118
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

9#

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2014, December 31, 2013, and June 30, 2013 (in thousands of dollars):

	June 30, 2014	December 31, 2013	June 30, 2013
Agency	$2,279,460	$2,261,482	$2,130,019
Principal	99,838	82,560	85,572
Finance	611,461	480,103	433,855
All Other	2,070	1,496	5,162
Total Segment Assets	2,992,829	2,825,641	2,654,608
Unallocated amounts:
Deferred tax assets and income tax receivable	80,172	67,905	88,742
Consolidated assets	$3,073,001	$2,893,546	$2,743,350
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
Under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to the consignor are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to an auction or private sale buyer and, for auctions, can vary considerably from selling season to selling season. Such terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. Any changes from the standard auction and private sale payment terms are subject to management approval under Sotheby's policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. As of December 31, 2013, $16 million of buyer receivables and $15.3 million of amounts due to consignors were classified within Other Long-Term Assets and Other Long-Term Liabilities, respectively, based on their corresponding payment due dates. In the first quarter of 2014, these amounts were reclassified to Accounts Receivable (net) and Due to Consignors, respectively, based on their corresponding payment due dates.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of June 30, 2014, December 31, 2013, and June 30, 2013, Accounts Receivable (net) included $126.6 million, $130.5 million, and $73 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of June 30, 2014, December 31, 2013, and June 30, 2013, Accounts Receivable (net) also included $48.9 million, $92.1 million, and $58.4 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.

10#

Notes Receivable, Net—As of June 30, 2014, December 31, 2013, and June 30, 2013, Notes Receivable (net) consisted of the following (in thousands of dollars):

	June 30, 2014	December 31, 2013	June 30, 2013
Finance Segment:
Consignor advances	$71,091	$139,007	$105,529
Term loans	523,279	335,426	324,166
Total Finance segment secured loans	594,370	474,433	429,695
Agency Segment:
Guarantee advances	5,480	28,000	305
Unsecured loan	2,138	2,142	2,142
Principal Segment:
Secured loans	2,925	5,825	5,825
Other:
Unsecured loan	2,875	3,025	3,425
Total Notes Receivable (net)	$607,788	$513,425	$441,392
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
The lending activities of the Finance segment have historically been funded by the operating cash flows of the Agency segment with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, Sotheby's established a separate capital structure for the Finance segment through which the Finance segment now predominantly relies on borrowings to fund client loans through a dedicated revolving credit facility. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. Upon the establishment of the separate capital structure for the Finance segment, $170 million was drawn from its revolving credit facility on February 13, 2014 to initiate the debt financing of the client loan portfolio. Subsequent to February 13, 2014 and through July 31, 2014, an additional $209 million was borrowed to fund the further growth of the loan portfolio and to continue the process of debt financing existing loans. As of July 31, 2014, the Finance segment loan portfolio totaled approximately $611 million. (See Note 6 for information related to the Finance segment's revolving credit facility.)
In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the six months ended June 30, 2014 and 2013, the Finance segment made $34.6 million and $36.9 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as collections of Notes Receivable within investing activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2014, December 31, 2013, and June 30, 2013, Notes Receivable (net) included $87.9 million, $72.9 million, and $81.2 million, respectively, of such loans.
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
The table below provides the aggregate LTV ratio for the Finance segment loan portfolio as of June 30, 2014, December 31, 2013, and June 30, 2013 (in thousands of dollars):

	June 30, 2014	December 31, 2013	June 30, 2013
Finance segment secured loans	$594,370	$474,433	$429,695
Low auction estimate of collateral	$1,299,433	$1,180,406	$936,068
Aggregate LTV ratio	46%	40%	46%
The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV above 50% as of June 30, 2014, December 31, 2013, and June 30, 2013 (in thousands of dollars):

	June 30, 2014	December 31, 2013	June 30, 2013
Finance segment secured loans with an LTV ratio above 50%	$294,956	$181,027	$204,749
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$485,088	$295,255	$322,578
Aggregate LTV ratio of Finance segment secured loans with an LTV above 50%	61%	61%	63%
The table below provides other credit quality information regarding Finance segment secured loans as of June 30, 2014, December 31, 2013, and June 30, 2013 (in thousands of dollars):

	June 30, 2014	December 31, 2013	June 30, 2013
Total secured loans	$594,370	$474,433	$429,695
Loans past due	$88,931	$24,129	$60,174
Loans more than 90 days past due	$14,630	$1,266	$1,586
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,001	1,746	1,577
Total allowance for credit losses - secured loans	$1,001	$1,746	$1,577
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of June 30, 2014, $88.9 million of the Notes Receivable (net) balance was considered to be past due, of which $14.6 million was more than 90 days past due. The collateral securing these loans has low auction estimates of approximately $163.6 million and $36.6 million, respectively. Sotheby's is continuing to accrue interest on these past due loans. In consideration of the value of the remaining collateral securing these past due loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for past due loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of June 30, 2014, December 31, 2013, and June 30, 2013, there were no non-accrual loans outstanding.

12#

A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of June 30, 2014, December 31, 2013, and June 30, 2013, there were no impaired loans outstanding.
During the period January 1, 2014 to June 30, 2014, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2014	$1,746
Change in loan loss provision	(745)
Allowance for credit losses as of June 30, 2014	$1,001
The decrease in the allowance for credit losses during the period is the result of better than anticipated loan loss rates.
As of June 30, 2014, a loan to one borrower of $107 million with an LTV ratio of 56% composed 18% of Notes Receivable (net). For the three and six months ended June 30, 2014, Finance segment results included revenues of $1.9 million related to this loan, which comprised approximately 19% and 10% of total Finance segment revenue for the three and six months ended June 30, 2014, respectively.
As of June 30, 2014, unfunded commitments to extend additional credit through Sotheby's Finance segment were $33.7 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). As of June 30, 2014, December 31, 2013, and June 30, 2013, auction guarantee advances totaled $5.5 million, $28 million, and $0.3 million, respectively (see Note 10).
Under certain circumstances, Sotheby's, through its Agency segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of June 30, 2014, December 31, 2013, and June 30, 2013, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan.
Notes Receivable (Principal Segment)—Under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of June 30, 2014, December 31, 2013, and June 30, 2013, such loans totaled $2.9 million, $5.8 million, and $5.8 million, respectively.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million and, as a result, recognized a gain of $0.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. As of June 30, 2014, December 31, 2013, and June 30, 2013 the carrying value of this loan was approximately $2.9 million, $3 million, and $3.4 million, respectively.
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

13#

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

14#

The New Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2014.
Sotheby’s incurred approximately $3 million of fees in conjunction with the refinancing of the Credit Agreement, which, along with $4.8 million of unamortized fees that remained from the establishment of and subsequent amendments to the Credit Agreement, are being amortized on a straight-line basis through the February 13, 2019 maturity date of the New Credit Agreements.
The following table summarizes outstanding borrowings, borrowing capacity, and other information relevant to the New Credit Agreements as of and for the three and six months ended June 30, 2014 (in thousands of dollars):

	Finance Credit Agreement	Agency Credit Agreement	Total
Borrowing base	$451,057	$61,647	$512,704
Borrowings outstanding	$345,000	$—	$345,000
Available borrowing capacity	$105,000	$61,647	$166,647
Average Borrowings Outstanding:
Three months ended June 30, 2014	$284,176	$—	$284,176
Six months ended June 30, 2014	$188,591	$—	$188,591
Borrowing Costs:
Three months ended June 30, 2014	$2,024	$371	$2,395
Six months ended June 30, 2014	$2,734	$968	$3,702
Borrowing costs related to the Finance Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Income Statements as the Cost of Finance Revenues. For the three and six months ended June 30, 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.8% and 2.9%, respectively. Borrowing costs related to the Agency Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Income Statements as Interest Expense. (See the table below for additional information related to Interest Expense associated with the Agency Credit Agreement.)
In July 2014, the Finance segment borrowed an incremental $34 million to fund further growth of the loan portfolio and to continue the process of debt financing existing loans. As of July 31, 2014, revolving credit facility borrowings totaled $379 million and the Finance segment loan portfolio totaled approximately $611 million.
In July 2014, the Executive Committee of Sotheby's Board of Directors authorized management to negotiate amendments to the New Credit Agreements that would, among other things, increase the maximum permissible amount of net outstanding auction guarantees from $300 million to $600 million, increase the borrowing capacity of the Agency Credit Agreement from $150 million to $300 million, and increase the borrowing capacity of the Finance Credit Agreement from $450 million to $550 million, which would increase Sotheby's aggregate borrowing capacity from $600 million to $850 million. Sotheby's is currently negotiating these amendments with an international syndicate of lenders led by GE Capital, Corporate Finance and anticipates executing an amended credit agreement in the third quarter of 2014. While it is management's intention to successfully execute an amended credit agreement based on the parameters outlined above, there are no assurances of its ability to do so.
Long-Term Debt—As of June 30, 2014, December 31, 2013, and June 30, 2013, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2014	December 31, 2013	June 30, 2013
York Property Mortgage, net of unamortized discount of $3,564, $5,346, and $7,128	$218,761	$218,778	$218,712
2022 Senior Notes	300,000	300,000	300,000
Less Current Portion:
York Property Mortgage	(3,730)	(3,630)	(3,532)
Total Long-Term Debt, net	$515,031	$515,148	$515,180

15#

York Property Mortgage—On February 6, 2009, Sotheby's purchased the land and building located at 1334 York Avenue, New York, New York (the “York Property”) from RFR Holding Corp. (“RFR”) for a purchase price of $370 million. The York Property is home to Sotheby's sole North American auction salesroom and principal North American exhibition space, including S|2, Sotheby's private sale exhibition gallery. The York Property is also home to the U.S. operations of the Finance segment, as well as Sotheby's corporate offices.
Sotheby's financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009, and the assumption of an existing $235 million mortgage on the York Property.
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases subsequent to July 1, 2015 unless the mortgage is repaid by that date. In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through July 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through July 2015. As of June 30, 2014, the fair value of the York Property Mortgage was approximately $225.4 million based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
As of June 30, 2014, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $291 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.

16#

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

17#

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
On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of Sotheby's Common Stock at a price of approximately $44.50 per share, as adjusted. The net proceeds received by Sotheby's in June 2008 from the sale of the warrants were $22.3 million and was recorded as a component of Additional Paid-In Capital within Shareholders' Equity. The warrants were automatically exercisable subject to a limit of approximately 118,348 warrants per day for each day in the 50 trading days that began on September 17, 2013 and ended on November 25, 2013. The settlement of warrant exercises resulted in the issuance of 722,288 shares of Sotheby's Common Stock in the fourth quarter of 2013.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under Sotheby's credit facility borrowings and Long-Term Debt during the five-year period after the June 30, 2014 balance sheet date are as follows (in thousands of dollars):

July 2014 to June 2015	$31,754
July 2015 to June 2016	$235,266
July 2016 to June 2017	$15,750
July 2017 to June 2018	$15,750
July 2018 to June 2019	$360,750

18#

Interest Expense—For the three and six months ended June 30, 2014 and 2013, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Agency Credit Agreement:
Amortization of amendment and arrangement fees	$181	$325	$505	$627
Commitment fees	190	400	463	762
Sub-total	371	725	968	1,389
York Property Mortgage	4,115	4,125	8,175	8,228
2022 Senior Notes	3,938	3,937	7,876	7,875
Convertible Notes	—	2,954	—	6,417
Other interest expense	344	396	532	743
Total Interest Expense	$8,768	$12,137	$17,551	$24,652
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes and the Convertible Notes. For the three months ended June 30, 2013, interest expense related to the Convertible Notes consisted of $1.2 million related to the contractual stated rate of interest and $1.8 million related to the amortization of discount. For the six months ended June 30, 2013, interest expense related to the Convertible Notes consisted of $2.6 million related to the contractual stated rate of interest and $3.8 million related to the amortization of discount.
7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). The table below summarizes the components of the net pension benefit related to the U.K. Pension Plan for the three and six months ended June 30, 2014 and 2013 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$1,149	$904	$2,279	$1,818
Interest cost	3,993	3,280	7,920	6,596
Expected return on plan assets	(5,918)	(4,827)	(11,737)	(9,706)
Amortization of previously unrecognized pension losses	599	358	1,188	720
Net pension benefit	$(177)	$(285)	$(350)	$(572)
For the six months ended June 30, 2014, Sotheby's contributed $1.3 million to the U.K Pension Plan and total contributions for the year ending December 31, 2014 are expected to be approximately $3.2 million.
8. Client Deposits
In certain situations, Sotheby's receives client deposits related to potential private sale transactions that are ultimately paid to the consignor upon completion of the transaction. As of June 30, 2013 and March 31, 2013, Sotheby's held client deposits of $20 million and $63 million respectively, each representing a portion of the purchase price for two separate private sale transactions, excluding Sotheby's commission. The private sale transaction related to the $20 million deposit held as of June 30, 2013 was completed in the third quarter of 2013. As of June 30, 2014 and December 31, 2013, Sotheby's held no such client deposits.

19#

9. Commitments and Contingencies
Compensation Arrangements—As of June 30, 2014, Sotheby’s had compensation arrangements with certain senior employees, which expire at various points between July 2014 and December 2017. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $13.8 million as of June 30, 2014.
Guarantees of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property that has sold at auction, but has not yet been paid for by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
Sotheby's has an outstanding guarantee of collection related to property that was offered at auctions primarily in the first half of 2014. In the event a purchaser has not paid for any item sold at auction by the settlement date, which is 35 days after the date of each respective auction or such other date agreed to by the consignor, Sotheby's will pay the consignor the net sale proceeds up to the final pre-sale mid-estimate of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. If any of the property under this guarantee of collection fails to meet its reserve price and as a result, does not sell at the auction, or if the consignor elects to cancel a sale due to buyer default, Sotheby's has no obligation to pay the consignor for those items. As of July 29, 2014, the remaining guarantee of collection related to property sold under this arrangement was approximately $12.2 million.
Sotheby's has an outstanding guarantee of collection related to property that is being offered at auctions in the fourth quarter of 2014. In the event a purchaser has not paid for any item sold at auction by the settlement date, which is 95 days after the date of each respective auction, Sotheby's will pay the consignor the net sale proceeds of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. If any of the property under this guarantee of collection fails to meet its reserve price and as a result, does not sell at auction, or if the consignor elects to cancel a sale due to buyer default, Sotheby's has no obligation to pay the consignor for those items. As of July 29, 2014, the property under this guarantee of collection had pre-sale auction estimates of $88 million to $129 million. Additional items of property may be added to the consignment by a separate, written amendment upon completion of an on-site appraisal by Sotheby's.
Sotheby's had an outstanding guarantee of collection related to property that was sold at auction in the second quarter of 2014. In the event a purchaser did not pay for the item by the settlement date, which was 180 days after the date of the auction, Sotheby's would have been required to pay the consignor the net sale proceeds, but would then have taken title to the property and would have had the right to pursue the defaulting buyer and/or reoffer the property at a future sale. As of June 30, 2014, Sotheby's guarantee of collection related to this property was approximately $34.8 million. Subsequent to June 30, 2014, Sotheby's collected from the purchaser the full amount guaranteed to the consignor.
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

20#

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
Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP (Del. Ch. 2014)—On March 25, 2014, Third Point LLC ("Third Point") filed a verified complaint against William F. Ruprecht, Peregrine A. M. Cavendish, Domenico De Sole, John M. Angelo, Steven B. Dodge, Daniel H. Meyer, Allen I. Questrom, Marsha E. Simms, Michael I. Sovern, Robert S. Taubman, Diana L. Taylor and Dennis M. Weibling (collectively, the “Directors”) and nominal defendant Sotheby’s. Third Point alleged that the Directors breached their fiduciary duties of loyalty and due care in adopting a shareholder rights plan (the “Rights Plan”) on October 4, 2013 and enforcing the plan against Third Point on March 21, 2014 by denying Third Point’s request that it be treated as a 13G filer under the Rights Plan to allow it to acquire up to 20% of Sotheby’s outstanding Common Stock. Third Point alleged that the Rights Plan was not a reasonable response to a legitimate threat to Sotheby’s and alleged that the adoption and continuation of the Rights Plan hindered its ability to wage an effective proxy contest. The complaint sought a declaration that the Directors breached their fiduciary duties and that the Rights Plan was unenforceable, and sought an order that Sotheby’s be required to redeem the Rights Plan in its entirety, or in the alternative, be enjoined from enforcing the Rights Plan against Third Point, or be required to amend the Rights Plan to allow Third Point to acquire up to 20% of Sotheby’s outstanding Common Stock. Along with its complaint, Third Point moved for expedited proceedings. On April 10, 2014, the Court ordered partial coordination of this action with The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP and Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No.--9508-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. On May 4, 2014, Sotheby's entered into a support agreement that, among other things, resolved the previously pending proxy contest. As part of this support agreement, Third Point agreed to dismiss with prejudice this litigation. On May 6, 2014, Third Point filed a notice of dismissal terminating its case.
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
On June 4, 2014, the plaintiffs in this action and in the Louisiana Municipal Employees Retirement System action discussed below jointly filed a motion for an order dismissing their actions as moot and for an award of attorneys’ fees and expenses in the amount of $3.5 million. On July 25, 2014, Sotheby’s filed a brief in opposition to the plaintiffs’ motion. Management believes that this claim is without merit, as the related underlying claims were found by the court to be unlikely to succeed on the merits.

21#

Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No.--9508-VCP (Del. Ch. 2014)—On April 3, 2014, Louisiana Municipal Employees Retirement System, the plaintiff, on behalf of a putative class of Sotheby’s stockholders, filed a verified class action complaint against the Directors and nominal defendant Sotheby’s. The plaintiff alleges in two counts that the Directors breached their fiduciary duties in adopting the Rights Plan and by including so-called “proxy puts” in certain Sotheby’s credit agreements. The plaintiff alleges that the Rights Plan is discriminatory, is designed to entrench current board members, and undermines the proxy contest being conducted by Third Point. In addition, the plaintiff alleges that the Directors endorsed credit agreements containing “proxy put” provisions that were unnecessary, preemptive defensive measures designed to insulate Directors from proxy contests. The plaintiff seeks judgment preliminarily and permanently enjoining the Rights Plan, judgment preliminarily enjoining the Directors from using any proxies solicited before they “approve” the Third Point nominees for directorships, and a declaration that the Rights Plan is unenforceable and that the Directors breached their fiduciary duties to the putative class. On April 10, 2014, the Court ordered partial coordination of this action and The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP with the prior pending action in Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. See The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP (Del. Ch. 2014) above for further developments related to this action.
(See Note 6 for information related to Sotheby's debt commitments. See Note 10 for information related to Sotheby's auction guarantees. See Note 11 for detailed information related to the Rights Plan. See Note 13 for detailed information on the support agreement entered into with Third Point on May 4, 2014. See Note 16 for information related to Sotheby's income tax contingencies.)
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

22#

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
Sotheby's credit agreement has a covenant that imposes a $300 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements). In addition to compliance with this covenant, Sotheby's use of auction guarantees is also subject to management and, in some cases, Board of Directors, approval. Sotheby's is currently negotiating amendments to its credit agreement to increase the maximum permissible amount of net outstanding auction guarantees from $300 million to $600 million. (See Note 6.)
As of June 30, 2014, Sotheby’s had outstanding auction guarantees totaling $32 million. Each of the auction guarantees outstanding as of June 30, 2014 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the fourth quarter of 2014.
Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of June 30, 2014, $5.5 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (see Note 5). As of June 30, 2014, December 31, 2013, and June 30, 2013, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $1.5 million, $2.9 million, and $0.1 million, respectively, and is recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
As of July 30, 2014, Sotheby's had outstanding auction guarantees totaling $51.4 million and, as of that date, Sotheby's financial exposure was reduced by risk and reward sharing arrangements totaling $13.5 million. Each of the auction guarantees outstanding as of July 30, 2014 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the fourth quarter of 2014. As of July 30, 2014, $8.5 million of the guaranteed amount had been advanced by Sotheby's.
11. Shareholders' Equity and Dividends
Special Dividend and Common Stock Repurchase Program—In January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) declared a special dividend of $300 million ($4.34 per share) payable to shareholders of record as of February 12, 2014, (iii) authorized a 5-year, $150 million Common Stock repurchase program principally to offset the annual vesting of employee share-based payments, and (iv) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders.
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
Quarterly Cash Dividends—On February 27, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) that was paid on March 17, 2014 to shareholders of record as of March 10, 2014. On May 6, 2014, the Executive Committee of the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million), payable on June 16, 2014 to shareholders of record as of June 2, 2014. On August 7, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) payable on September 15, 2014 to shareholders of record as of September 2, 2014.

23#

Shareholder Rights Plan—On October 4, 2013, the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Sotheby's Common Stock and adopted a shareholder rights plan. The dividend was paid on October 14, 2013 to the shareholders of record on that date. Each Right allowed its holder to purchase from Sotheby's one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) for $200 (the “Exercise Price”), if the Rights were to have become exercisable. This portion of a Preferred Share would have given the shareholder approximately the same dividend and liquidation rights as would one share of Sotheby's Common Stock. Prior to exercise, the Right did not give its holder any dividend, voting, or liquidation rights. On October 4, 2013, in conjunction with the adoption of the Rights Plan, Sotheby's designated 2,000,000 shares of its Preferred Stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.
On May 5, 2014, Sotheby’s entered into Amendment No. 1 to the Rights Plan (the “Amendment”). The Amendment accelerated the expiration of the Rights Plan from the close of business on October 3, 2014, in the absence of prior approval of the Rights Plan by Sotheby's shareholders, to the close of business on May 29, 2014, the date of Sotheby’s 2014 annual meeting, and effectively terminated the Rights Plan on that date. At the time of the termination of the Rights Plan, all of the Rights distributed to holders of Sotheby’s Common Stock pursuant to the Rights Plan expired.
The Rights would not have been exercisable until 10 days after the public announcement that a person or group had become an “Acquiring Person” by obtaining beneficial ownership of 10% (or 20% in the case of a “13G Investor,” as such term is defined in the Rights Plan agreement) or more of Sotheby's outstanding Common Stock (the "Distribution Date"). If a person or group had become an Acquiring Person, each Right would have entitled its holder (other than such Acquiring Person) to purchase for $200, a number of Sotheby’s Common Stock shares having a market value of twice such price, based on the market price of Sotheby's Common Stock prior to such acquisition. In addition, if Sotheby’s had been acquired in a merger or other business combination transaction after the Distribution Date, each Right would have entitled its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company's common stock shares having a market value of twice such price, based on the market price of the acquiring company's stock prior to such transaction. In addition, at any time after a person or group had become an Acquiring Person, but before such Acquiring Person or group owned 50% or more of Sotheby's Common Stock, the Board of Directors would have been able to exchange one share of Sotheby’s Common Stock for each outstanding Right (other than Rights owned by such Acquiring Person, which would have become void). An Acquiring Person would not have been entitled to exercise the Rights.
The Rights Plan also included “qualifying offer” provisions, whereby the Rights would have automatically expired concurrently with (but no earlier than 100 days after the commencement of such qualifying offer) the purchase of 50% (including any shares held by the offeror) of Sotheby's outstanding Common Stock on a fully diluted basis pursuant to a tender or exchange offer for all of the outstanding shares of Sotheby's Common Stock at the same price and for the same consideration, provided that the offeror had irrevocably committed to purchase all remaining untendered shares at the same price and the same consideration actually paid pursuant to the offer.
(See Note 9 for a summary of legal actions that have been filed with respect to the Rights Plan.)
12. Share-Based Payments
Share-based payments to employees include performance-based stock unit awards, restricted stock units, and stock options. Each of these share-based payments is explained below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the Condensed Consolidated Income Statements. For the three and six months ended June 30, 2014 and 2013, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Pre-Tax	$6,648	$5,238	$12,895	$9,670
After-Tax	$4,503	$3,424	$8,655	$7,070
For the six months ended June 30, 2014 and 2013, Sotheby's realized $3.6 million and $2.7 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within financing activities in the Condensed Consolidated Statements of Cash Flows.

24#

As of June 30, 2014, unrecognized compensation expense related to the unvested portion of share-based payments was $36.8 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.5 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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
Summary of RSU’s and PSU’s—For the six months ended June 30, 2014, changes to the number of outstanding RSU’s and PSU’s were as follows (shares in thousands):

	Number of RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,823	$35.37
Granted	651	$44.68
Vested	(604)	$30.21
Canceled	(49)	$38.93
Outstanding at June 30, 2014	1,821	$40.32
The aggregate fair value of RSU’s and PSU's that vested during the six months ended June 30, 2014 and 2013 was $28.1 million and $26.9 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested. As of June 30, 2014, 3.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.

25#

Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of June 30, 2014, 35,350 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
For the six months ended June 30, 2014, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	93	$22.11
Exercised	(43)	$22.11
Outstanding at June 30, 2014	50	$22.11	5.6	$994
Exercisable at June 30, 2014	50	$22.11	5.6	$994
The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $1.2 million and $2 million, respectively. For the six months ended June 30, 2014 and 2013, cash proceeds received as a result of stock option exercises were $1 million and $2.5 million, respectively. For the six months ended June 30, 2014 and 2013, the excess tax benefit realized from the exercise of stock options was $0.3 million.
13. Special Charges
For the three and six months ended June 30, 2014, Sotheby's incurred $18.6 million and $24.3 million, respectively, of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point, and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. Included in these amounts is $10 million related to the expected reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, on May 4, 2014, Sotheby's Board of Directors expanded the size of the Board to 15 directors and appointed Mr. Loeb, Mr. Reza and Mr. Wilson (the “Third Point Nominees”) to fill the resulting vacancies. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan. (See Note 9 for information related to the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. See Note 11 for information related to Sotheby's former shareholder rights plan.)
Sotheby's expects to recover a portion of the professional services fees related to the litigation concerning its former shareholder rights plan and the change in control provision in its credit agreement through its directors and officers liability insurance policy; however, the amount of the eventual recovery is currently uncertain.

26#

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 (in thousands of dollars):

Three Months Ended June 30, 2014	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at April 1, 2014	$2,572	$(38,027)	$(35,455)
Other comprehensive income (loss) before reclassifications	4,880	(851)	4,029
Amounts reclassified from accumulated other comprehensive loss	—	479	479
Net other comprehensive income (loss)	4,880	(372)	4,508
Balance at June 30, 2014	$7,452	$(38,399)	$(30,947)

Three Months Ended June 30, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at April 1, 2013	$(42,286)	$(31,910)	$(74,196)
Other comprehensive income (loss) before reclassifications	5,007	(224)	4,783
Amounts reclassified from accumulated other comprehensive loss	—	276	276
Net other comprehensive income	5,007	52	5,059
Balance at June 30, 2013	$(37,279)	$(31,858)	$(69,137)

Six Months Ended June 30, 2014	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2014	$(1,352)	$(38,101)	$(39,453)
Other comprehensive income (loss) before reclassifications	6,746	(1,249)	5,497
Amounts reclassified from accumulated other comprehensive loss	2,058	951	3,009
Net other comprehensive income (loss)	8,804	(298)	8,506
Balance at June 30, 2014	$7,452	$(38,399)	$(30,947)

Six Months Ended June 30, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2013	$(16,084)	$(34,291)	$(50,375)
Other comprehensive (loss) income before reclassifications	(21,195)	1,878	(19,317)
Amounts reclassified from accumulated other comprehensive loss	—	555	555
Net other comprehensive (loss) income	(21,195)	2,433	(18,762)
Balance at June 30, 2013	$(37,279)	$(31,858)	$(69,137)
Other Comprehensive Income (Loss) reflects the change in the foreign currency translation adjustment account during the period, including the change in the foreign currency translation adjustment account related to the U.K. Pension Plan. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets.

27#

For the six months ended June 30, 2014, $2.1 million was reclassified from Accumulated Other Comprehensive Loss to Other Income (Expense) in the Condensed Consolidated Income Statements as a result of the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary. For the three months ended June 30, 2014 and 2013, $0.5 million and $0.3 million (respectively, net of tax) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Income Statements as a result of the amortization of previously unrecognized U.K. Pension Plan losses. For the six months ended June 30, 2014 and 2013, approximately $1 million and $0.6 million (respectively, net of tax) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Income Statements as a result of the amortization of previously unrecognized U.K. Pension Plan losses. (See Note 7 for information related to the U.K. Pension Plan.)
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
Based on the results of this review and current projections and planned uses of foreign cash balances, management has determined that, beginning in 2014, the current earnings of Sotheby's foreign subsidiaries will not be indefinitely reinvested. Accordingly, beginning in the first quarter of 2014, U.S. income taxes are being accrued on these earnings, resulting in an approximate 8% increase to Sotheby's 2014 estimated annual effective income tax rate to 38%. Management continues to consider the unremitted earnings of foreign subsidiaries that were generated prior to 2014 to be indefinitely reinvested.
16. Uncertain Tax Positions
As of June 30, 2014, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $23.9 million, representing a net decrease of $1.5 million when compared to the liability of $25.4 million as of December 31, 2013. This net decrease is primarily the result of the expiration of the statute of limitations for certain tax years and the settlement of an audit. As of June 30, 2013, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $39 million. As of June 30, 2014, December 31, 2013, and June 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $12.5 million, $11.7 million, and $23.7 million, respectively. Sotheby’s believes it is reasonably possible that a decrease of $5.2 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2014 balance sheet date as a result of the expiration of statutes of limitations and the expected settlements of ongoing tax audits.
Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions and, as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby’s various U.S. federal, state, and foreign tax returns are currently under examination by taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, primarily the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2007.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties decreased by $0.1 million for the six months ended June 30, 2014.
Sotheby’s policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in its Condensed Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in its Condensed Consolidated Income Statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense in Sotheby’s Condensed Consolidated Income Statements.

28#

17. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of Sotheby's Board of Directors and employees transact with Sotheby's to buy and sell property at auction and through private sales. For the three and six months ended June 30, 2014, Sotheby’s recognized total Agency Revenues of $2.1 million and $2.7 million, respectively, related to the sale and purchase of property by related parties. For the three and six months ended June 30, 2013, Sotheby’s recognized total Agency Revenues of $3.3 million and $3.7 million, respectively, related to such transactions.
As of June 30, 2014, December 31, 2013, and June 30, 2013, Accounts Receivable (net) included $9.8 million, $2.7 million, and $3.4 million, respectively, associated with auction or private sale purchases made by related parties. The $9.8 million related party receivable balance outstanding as of June 30, 2014 was collected in July 2014.
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
In May 2014, the FASB issued ASU 2014-09, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This standard will be effective for Sotheby’s beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
19. Subsequent Event
On July 16, 2014, the Executive Committee of Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the United Kingdom. The 2014 Restructuring Plan is the result of a strategic review conducted by management and will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. The 2014 Restructuring Plan is expected to result in employee-related restructuring charges in the range of approximately $13 million that will be recognized in the third quarter of 2014. The headcount reductions resulting from the 2014 Restructuring Plan are expected to be fully implemented by the end of 2014.

29#

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014
Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
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
Overview
For the six months ended June 30, 2014, Sotheby's net income was $71.5 million, representing a $2.1 million (3%) increase when compared to the prior period. As discussed in more detail below, the comparison of net income to the prior period is significantly influenced by an increase in Sotheby's effective income tax rate from 23% to 39%. For the six months ended June 30, 2014, EBITDA increased $24.4 million (20%) and Adjusted EBITDA, which excludes $24.3 million of special charges, increased $48.6 million (40%). The improvement in Adjusted EBITDA is principally due to a $47.9 million (14%) increase in Agency segment gross profit as a result of a 24% increase in Net Auction Sales and a significant reduction in auction direct costs as a percentage of Net Auction Sales, partially offset by a $9.7 million (24%) decrease in private sale commission revenues and a decline in Auction Commission Margin from 15.7% to 14.9%.
For the three months ended June 30, 2014, Sotheby's net income was $77.6 million, representing a $14.1 million (15%) decrease when compared to the prior period. These second quarter results are also significantly influenced by Sotheby's effective income tax rate for the period, which increased from 25% to 37%. For the three months ended June 30, 2014, EBITDA increased $0.7 million (1%) and Adjusted EBITDA, which excludes $18.6 million of special charges, increased $19.3 million (14%). The improvement in Adjusted EBITDA is principally due to a $21.3 million (8%) increase in Agency segment gross profit as a result of a 19% increase in Net Auction Sales and a significant reduction in auction direct costs as a percentage of Net Auction Sales, partially offset by a $9.1 million (35%) decrease in private sale commission revenues and a decline in Auction Commission Margin from 15.9% to 15.2%.
(See "Use of Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" below.)
Outlook
The global art market continues to reflect strong demand and high prices, as evidenced by the growth in Net Auction Sales in the quarter and year-to-date periods, which is discussed in detail below. In this strong market, the competitive environment for high-value consignments is robust and auction commission margins remain under pressure.
On July 16, 2014, Sotheby’s announced a restructuring plan principally impacting Sotheby's operations in the United States and the United Kingdom that will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. Upon full implementation of the plan, management expects a net benefit to Sotheby’s cost base and will provide specific guidance on the anticipated cost savings in due course. (See “Restructuring Plan” below.) The restructuring plan is in addition to the cost savings initiatives already being carried out by management, which have reduced and will continue to reduce various categories of expense, including professional fees and other general and administrative expenses, and auction direct costs. Additional information related to these cost savings initiatives is provided in the captioned sections below for each category of expense.
(See statement on Forward Looking Statements.)

30#

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
The tables below present a summary of Sotheby’s consolidated results of operations for the three and six months ended June 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Favorable /(Unfavorable)
Three Months Ended June 30,	2014	2013	$ Change	% Change
Revenues:
Agency	$316,187	$294,943	$21,244	7%
Principal	8,733	2,122	6,611	*
Finance	8,140	5,561	2,579	46%
License fees	2,462	2,090	372	18%
Other	295	152	143	94%
Total revenues	335,817	304,868	30,949	10%
Expenses (a)	205,386	171,554	(33,832)	(20%)
Operating income	130,431	133,314	(2,883)	(2%)
Net interest expense (b)	(8,366)	(10,696)	2,330	22%
Other income (expense)	694	(168)	862	*
Income before taxes	122,759	122,450	309	—%
Equity in earnings (losses) of investees, net of taxes	230	(14)	244	N/A
Income tax expense	45,344	30,707	(14,637)	(48%)
Net income	77,645	91,729	(14,084)	(15%)
Less: Net income attributable to noncontrolling interest	(13)	—	(13)	N/A
Net income attributable to Sotheby's	$77,632	$91,729	$(14,097)	(15%)
Diluted earnings per share - Sotheby’s common shareholders	$1.11	$1.33	$(0.22)	(17%)
Statistical Metrics:
Aggregate Auction Sales (c)	$2,323,976	$1,959,612	$364,364	19%
Net Auction Sales (d)	$1,971,338	$1,654,088	$317,250	19%
Private Sales (e)	$146,681	$403,649	$(256,968)	(64%)
Consolidated Sales (f)	$2,477,390	$2,365,383	$112,007	5%
Adjusted Expenses (a)	$179,314	$167,556	$(11,758)	(7%)
EBITDA (g)	$138,620	$137,922	$698	1%
Adjusted EBITDA (g)	$157,174	$137,922	$19,252	14%
EBITDA Margin (g)	41.3%	45.2%	N/A	(3.9%)
Adjusted EBITDA Margin (g)	46.8%	45.2%	N/A	1.6%
Effective income tax rate	36.9%	25.1%	N/A	(11.8%)

31#

			Favorable /(Unfavorable)
Six Months Ended June 30,	2014	2013	$ Change	% Change
Revenues:
Agency	$439,315	$389,118	$50,197	13%
Principal	34,734	3,205	31,529	*
Finance	13,822	10,494	3,328	32%
License fees	4,159	3,276	883	27%
Other	598	520	78	15%
Total revenues	492,628	406,613	86,015	21%
Expenses (a)	358,106	294,612	(63,494)	(22%)
Operating income	134,522	112,001	22,521	20%
Net interest expense (b)	(16,733)	(22,825)	6,092	27%
Other (expense) income	(748)	1,531	(2,279)	N/A
Income before taxes	117,041	90,707	26,334	29%
Equity in earnings (losses) of investees, net of taxes	384	(12)	396	N/A
Income tax expense	45,675	21,311	(24,364)	(48%)
Net income	71,750	69,384	2,366	3%
Less: Net income attributable to noncontrolling interest	(232)	—	(232)	N/A
Net income attributable to Sotheby's	$71,518	$69,384	$2,134	3%
Diluted earnings per share - Sotheby’s common shareholders	$1.01	$1.00	$0.01	1%
Statistical Metrics:
Aggregate Auction Sales (c)	$3,191,657	$2,573,771	$617,886	24%
Net Auction Sales (d)	$2,705,708	$2,177,474	$528,234	24%
Private Sales (e)	$294,031	$560,832	$(266,801)	(48%)
Consolidated Sales (f)	$3,497,281	$3,137,808	$359,473	11%
Adjusted Expenses (a)	$301,829	$289,914	$(11,915)	(4%)
EBITDA (g)	$147,187	$122,827	$24,360	20%
Adjusted EBITDA (g)	$171,444	$122,827	$48,617	40%
EBITDA Margin (g)	29.9%	30.2%	N/A	(0.30%)
Adjusted EBITDA Margin (g)	34.8%	30.2%	N/A	4.60%
Effective income tax rate	39.0%	23.4%	N/A	(15.60%)

Legend:
*	Represents a change in excess of 100%.
(a)
In this table, Sotheby's also presents Adjusted Expenses, which is a non-GAAP financial measure that reports total expenses excluding the cost of Principal revenues and special charges. Special charges consist of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting Proxy Contest with Third Point LLC ("Third Point") and the related litigation. See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.

(b)	Represents interest expense less interest income.
(c)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(d)	Represents the total hammer price of property sold at auction.
(e)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(f)
Represents the sum of Aggregate Auction Sales, Private Sales, and Principal revenues. For the purposes of this calculation, the amount of Aggregate Auction Sales related to the sale of Principal segment inventory at Sotheby's auctions is eliminated. For the three and six months ended June 30, 2014, such sales totaled $2 million and $23.1 million, respectively.

(g)	See "Use of Non-GAAP Financial Measures" and "Reconciliation of Non-GAAP Financial Measures" below.

32#

Agency Segment
The Agency segment accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers (also known as consignors) to buyers through the auction or private sale process. The tables below present a summary of Agency segment results and related statistical metrics for the three and six months ended June 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended June 30,	2014	2013	$ Change	% Change
Agency revenues:
Auction commissions	$299,167	$263,691	$35,476	13%
Private sale commissions	16,876	26,018	(9,142)	(35%)
Auction guarantee and inventory activities	(6,215)	61	(6,276)	N/A
Other Agency revenues	6,359	5,173	1,186	23%
Total Agency revenues	316,187	294,943	21,244	7%
Agency direct costs:
Auction direct costs	30,100	29,741	(359)	(1%)
Private sale expenses	1,517	1,519	2	—%
Total Agency direct costs	31,617	31,260	(357)	(1%)
Intersegment costs (a)	2,046	2,455	409	17%
Agency segment gross profit (b)	$282,524	$261,228	$21,296	8%
Statistical Metrics:
Aggregate Auction Sales (c)	$2,323,976	$1,959,612	$364,364	19%
Net Auction Sales (d)	$1,971,338	$1,654,088	$317,250	19%
Items sold at auction with a hammer price greater than $1 million	305	243	62	26%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$1,292,115	$943,589	$348,526	37%
Items sold at auction with a hammer price greater than $2 million	161	108	53	49%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$933,438	$700,934	$232,504	33%
Total auction commission margin (e)	15.2%	15.9%	N/A	(0.70%)
Auction direct costs as a percentage of Net Auction Sales	1.53%	1.80%	N/A	0.27%
Private Sales (f)	$146,681	$403,649	$(256,968)	(64%)

33#

			Favorable /(Unfavorable)
Six Months Ended June 30,	2014	2013	$ Change	% Change
Agency revenues:
Auction commissions	$403,840	$342,255	$61,585	18%
Private sale commissions	29,931	39,642	(9,711)	(24%)
Auction guarantee and inventory activities	(5,545)	(514)	(5,031)	*
Other Agency revenues	11,089	7,735	3,354	43%
Total Agency revenues	439,315	389,118	50,197	13%
Agency direct costs:
Auction direct costs	38,978	37,468	(1,510)	(4%)
Private sale expenses	3,076	2,241	(835)	(37%)
Total Agency direct costs	42,054	39,709	(2,345)	(6%)
Intersegment costs (a)	4,579	4,639	60	1%
Agency segment gross profit (b)	$392,682	$344,770	$47,912	14%
Statistical Metrics:
Aggregate Auction Sales (c)	$3,191,657	$2,573,771	$617,886	24%
Net Auction Sales (d)	$2,705,708	$2,177,474	$528,234	24%
Items sold at auction with a hammer price greater than $1 million	412	319	93	29%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$1,709,608	$1,251,558	$458,050	37%
Items sold at auction with a hammer price greater than $2 million	222	154	68	44%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$1,283,113	$977,365	$305,748	31%
Total auction commission margin (e)	14.9%	15.7%	N/A	(0.80%)
Auction direct costs as a percentage of Net Auction Sales	1.44%	1.72%	N/A	0.28%
Private Sales (f)	$294,031	$560,832	$(266,801)	(48%)

Legend:
*	Represents a change in excess of 100%.
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

34#

Overview—For the three and six months ended June 30, 2014, Agency segment gross profit improved by $21.3 million (8%) and $47.9 million (14%), respectively, principally due to increases of 13% and 18%, respectively, in auction commission revenues, primarily resulting from a higher level of Net Auction Sales in the periods. Also favorably impacting the comparison of Agency gross profit between the current and prior periods is a significant reduction in auction direct costs as a percentage of Net Auction Sales, from 1.80% to 1.53% during the quarter and from 1.72% to 1.44% during the year-to-date period. The overall improvement in Agency segment gross profit is partially offset by decreases in private sale commissions of $9.1 million (35%) and $9.7 million (24%) during the three and six-month periods, respectively. See the discussion below for an explanation of the significant factors contributing to the overall improvement in Agency segment gross profit during the periods.
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
For the three and six months ended June 30, 2014, auction commission revenues improved by $35.5 million (13%) and $61.6 million (18%), respectively, due to increases of $317.3 million (19%) and $528.2 million (24%), respectively, in Net Auction Sales, partially offset by decreases in Auction Commission Margin during the periods. Auction commission revenues for the periods are also favorably impacted by changes in foreign currency exchange rates, which contributed $8.2 million and $12.4 million, respectively, to the overall increase. (See "Net Auction Sales" and "Auction Commission Margin" below for a more detailed discussion of these statistical metrics.)
Net Auction Sales—The increases in second quarter and year-to-date Net Auction Sales are attributable to improved performance in the following collecting categories (in millions of dollars):

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	$ Increase	% Increase	$ Increase	% Increase
Impressionist and Modern Art	$29.1	7%	$124.0	19%
Asian Art	77.6	35%	94.9	36%
Contemporary Art	72.9	14%	88.5	14%
Jewelry	66.9	41%	70.8	41%
Other fine art, decorative art and collectibles	16.7	6%	60.4	14%
Sub-total	263.2	16%	438.6	20%
Change in foreign exchange rates	54.1	N/A	89.6	N/A
Total	$317.3	19%	$528.2	24%
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

35#

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
The decrease in second quarter and year-to-date Auction Commission Margin is primarily due to the competitive environment for high-value consignments, which resulted in a higher level of buyer's premium shared with consignors. Also contributing to the decreases in Auction Commission Margin are situations in the current periods when guaranteed property sold for less than the guaranteed price, necessitating the use of buyer's premium to reduce the loss on those transactions. Furthermore, during the current periods, sales mix adversely impacted Auction Commission Margin as there was a shift in the proportion of property sold in the various price bands of Sotheby's buyer's premium rate structure.
Private Sale Commissions—Private sale commissions are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Private sale commissions can vary from period to period due in part to the timing of when sale transactions are initiated and completed. For the three and six months ended June 30, 2014 and 2013, the number of private sale transactions completed by Sotheby's increased by approximately 60% and 40%, respectively, however, private sale commissions decreased $9.1 million (35%) and $9.7 million (24%), respectively, during the periods largely due to a significant number of high-value transactions completed in the second quarter of 2013 that were not repeated in the current year.
Auction Guarantee and Inventory Activities—Auction guarantee and inventory activities consists mainly of gains and losses related to auction guarantees, including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction; (ii) writedowns to the carrying value of previously guaranteed property that failed to sell at auction, and (iii) recoveries and losses on the eventual sale of previously guaranteed property that failed to sell at auction.
For the three and six months ended June 30, 2014, net revenues from auction guarantee and inventory activities decreased $6.3 million and $5 million, respectively, primarily as a result of losses incurred on certain guaranteed property offered at auction in the second quarter of 2014. The comparison to the prior period is also unfavorably influenced by a $1 million gain recognized in the second quarter of 2013 on the sale of a guaranteed property that had previously failed to sell at auction.
Other Agency Revenues—Other Agency revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues. For the six months ended June 30, 2014, Other Agency revenues increased $3.4 million (43%) due in part to a $1.7 million fee earned by Sotheby's in the first quarter on a sale brokered by a third party.

36#

Agency Direct Costs—The tables below present a summary of Agency direct costs for the three and six months ended June 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2014	2013	$ Change	% Change
Auction direct costs:
Sale marketing	$12,920	$13,969	$1,049	8%
Shipping	4,397	4,616	219	5%
Sale venue	6,201	5,894	(307)	(5%)
Other	6,582	5,262	(1,320)	(25%)
Total auction direct costs	30,100	29,741	(359)	(1%)
Private sale expenses	1,517	1,519	2	—%
Total Agency direct costs	$31,617	$31,260	$(357)	(1%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.53%	1.80%	N/A	0.27%

			Favorable / (Unfavorable)
Six Months Ended June 30,	2014	2013	$ Change	% Change
Auction direct costs:
Sale marketing	$16,806	$17,971	$1,165	6%
Shipping	6,472	6,559	87	1%
Sale venue	7,327	6,571	(756)	(12%)
Other	8,373	6,367	(2,006)	(32%)
Total auction direct costs	38,978	37,468	(1,510)	(4%)
Private sale expenses	3,076	2,241	(835)	(37%)
Total Agency direct costs	$42,054	$39,709	$(2,345)	(6%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.44%	1.72%	N/A	0.28%
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
For the three and six months ended June 30, 2014, auction direct costs increased $0.4 million (1%) and $1.5 million (4%), respectively, largely due to unfavorable changes in foreign currency exchange rates, which contributed $0.7 million and $1.1 million, respectively, to the quarter and year-to-date increases. For the three and six months ended June 30, 2014, auction direct costs as a percentage of Net Auction Sales decreased from 1.80% to 1.53% and from 1.72% to 1.44%, respectively, when compared to the prior year as management continues to leverage increased efficiencies and enhanced spending controls, particularly in its sale marketing activities. The comparison of auction direct costs to the prior periods is also influenced by higher debit and credit card processing fees primarily resulting from the growth of Net Auction Sales in Asia where debit and credit cards are commonly used to pay for auction purchases.
As a result of the increased efficiencies and spending controls that have been implemented, management expects that direct costs as a percentage of Net Auction Sales will decline by 10 basis points for the year ending December 31, 2014 when compared to 2013, which would result in savings of approximately $5 million assuming a similar level of Net Auction Sales as 2013. (See statement on Forward Looking Statements.)
Private sale expenses—Private sale expenses consist largely of sale marketing and exhibition costs. For the six months ended June 30, 2014, private sale expenses grew by $0.8 million, principally due to an increase in the number of private sale exhibitions, consistent with Sotheby's strategic initiatives in this area.

37#

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
The Principal segment also holds the remaining inventory of Noortman Master Paintings (or "NMP"), an art dealer that was acquired by Sotheby's in June 2006. In recent years, NMP was adversely impacted by shifts in the collecting tastes of its clients and faced increased challenges in sourcing and successfully selling the categories of Old Master Paintings that traditionally formed the heart of its business. In the third quarter of 2011, management initiated a plan to restructure NMP’s business and sales strategy, but those efforts were not successful in reversing this trend. As a result, on December 31, 2013, NMP’s remaining office in London was closed. As of June 30, 2014, the carrying value of NMP's remaining inventory was $9.2 million. Management is currently executing its sales plan for NMP’s remaining inventory and anticipates that NMP's inventory balance will be further reduced by at least $1.8 million before the end of 2014 through sales that are expected to be completed in the second half of the year. (See statement on Forward Looking Statements.)
The tables below, which are presented in thousands of dollars, summarize Principal segment results for the three and six months ended June 30, 2014 and 2013, as well as a comparison between the current and prior year periods. The comparison of Principal segment results to the prior periods is significantly impacted by $2.5 million of NMP inventory writedowns in the second quarter of 2013, as well as a series of profitable sales in the first and second quarters of 2014 of items acquired for investment purposes in 2013, including a $1.3 million gain on the sale of one item in the second quarter of 2014.

			Favorable/(Unfavorable)
Three Months Ended June 30,	2014	2013	$ Change	% Change
Principal revenues	$8,733	$2,122	$6,611	*
Cost of Principal revenues	(7,518)	(3,998)	(3,520)	88%
Principal gross profit (loss) (a)	$1,215	$(1,876)	$3,091	N/A

			Favorable/(Unfavorable)
Six Months Ended June 30,	2014	2013	$ Change	% Change
Principal revenues	$34,734	$3,205	$31,529	*
Cost of Principal revenues	(32,020)	(4,698)	(27,322)	*
Principal gross profit (loss) (a)	$2,714	$(1,493)	$4,207	N/A

Legend:
*	Represents a change in excess of 100%.
(a)	Principal segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense.

38#

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
The lending activities of the Finance segment have historically been funded by the operating cash flows of the Agency segment with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, Sotheby's established a separate capital structure for the Finance segment through which the Finance segment now predominantly relies on borrowings to fund client loans through a dedicated revolving credit facility. The debt funding of loans reduces the Finance segment's cost of capital and enhances returns in support of efforts to achieve a targeted 20% return on equity. Cash balances are also being used to fund a portion of the Finance segment loan portfolio, as appropriate. (See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the Finance segment's revolving credit facility.)
The tables below present a summary of Finance segment results and related statistical metrics for the three and six months ended June 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2014	2013	$ Change	% Change
Finance revenues:
Client Paid:
Interest	$7,157	$5,221	$1,936	37%
Facility fees	983	340	643	*
Total client paid revenues	8,140	5,561	2,579	46%
Intersegment revenues:
Interest (a)	1,510	1,890	(380)	(20%)
Facility fees (b)	536	565	(29)	(5%)
Total intersegment revenues	2,046	2,455	(409)	(17%)
Total Finance revenues	10,186	8,016	2,170	27%
Cost of Finance revenues (c)	2,024	220	(1,804)	*
Finance segment gross profit (d)	$8,162	$7,796	$366	5%
Loan Portfolio Metrics:
Average Loan Portfolio (e)	$561,731	$422,803	$138,928	33%
Finance Revenue Margin (f)	7.3%	7.6%	N/A	(0.30%)
Average Credit Facility Borrowings (g)	$284,176	$—	$284,176	N/A

39#

			Favorable/(Unfavorable)
Six Months Ended June 30,	2014	2013	$ Change	% Change
Finance revenues:
Client Paid:
Interest	$12,318	$9,802	$2,516	26%
Facility fees	1,504	692	812	*
Total client paid revenues	13,822	10,494	3,328	32%
Intersegment revenues:
Interest (a)	3,545	3,609	(64)	(2%)
Facility fees (b)	1,034	1,030	4	—%
Total intersegment revenues	4,579	4,639	(60)	(1%)
Total Finance revenues	18,401	15,133	3,268	22%
Cost of Finance revenues (c)	2,734	459	(2,275)	*
Finance segment gross profit (d)	$15,667	$14,674	$993	7%
Loan Portfolio Metrics:
Average Loan Portfolio (e)	$521,463	$415,238	$106,225	26%
Finance Revenue Margin (f)	7.1%	7.3%	N/A	(0.20%)
Average Credit Facility Borrowings (g)	$188,591	$—	$188,591	N/A

Legend:
*	Represents a change in excess of 100%.
(a)	Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate.
(b)	Represents facility fees earned from the Agency segment for secured loans where no facility fee is collected from the borrower.
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
For three and six months ended June 30, 2014, the improvement in Finance segment gross profit reflects the continued growth of the client loan portfolio, which is a result of a number of factors, including the ability to fund loans through revolving credit facility borrowings, an increase in the demand for art-related financing, and the improved global reach of Sotheby's art-financing business. The growth of the Average Loan Portfolio during the current three and six-month periods is largely due to a $107 million term loan issued to one client in April 2014, which generated $1.9 million of Finance revenue in the second quarter. The overall improvement in Finance segment gross profit is partially offset by the cost of revolving credit facility borrowings as management began the process of debt financing the loan portfolio after establishing the Finance segment's dedicated revolving credit facility on February 13, 2014.
As of June 30, 2014, outstanding revolving credit facility borrowings for the Finance segment totaled $345 million. In July 2014, the Finance segment borrowed an incremental $34 million to continue the process of debt financing existing loans and to fund further growth of the loan portfolio. As of July 31, 2014, revolving credit facility borrowings totaled $379 million, and the Finance segment loan portfolio totaled approximately $611 million. Over the next 6 to 18 months, Sotheby's will continue to debt finance the Finance segment loan portfolio, which management estimates may yield additional capital of $150 million to $200 million. (See "Capital Allocation and Financial Policy Review" and "Liquidity and Capital Resources," as well as statement on Forward Looking Statements.)

40#

Expenses
For the three and six months ended June 30, 2014 and 2013, expenses consisted of the following (in thousands of dollars):

	2014		2013		Favorable / (Unfavorable)
Three Months Ended June 30,	$	% of Total	$	% of Total	$ Change	% Change
Agency direct costs (a)	$31,617	15%	$31,260	18%	$(357)	(1%)
Cost of Principal revenues (b)	7,518	4%	3,998	2%	(3,520)	(88%)
Cost of Finance revenues (c)	2,024	1%	—	—%	(2,024)	N/A
Marketing	4,564	2%	5,859	3%	1,295	22%
Salaries and related	97,833	48%	81,265	47%	(16,568)	(20%)
General and administrative	38,210	19%	44,371	26%	6,161	14%
Depreciation and amortization	5,066	2%	4,801	3%	(265)	(6%)
Special charges (d)	18,554	9%	—	—%	(18,554)	N/A
Total expenses	$205,386		$171,554		$(33,832)	(20%)
Statistical Metric:
Adjusted Expenses (e)	$179,314		$167,556		$(11,758)	(7%)

	2014		2013		Favorable / (Unfavorable)
Six Months Ended June 30,	$	% of Total	$	% of Total	$ Change	% Change
Agency direct costs (a)	$42,054	12%	$39,709	13%	$(2,345)	(6%)
Cost of Principal revenues (b)	32,020	9%	4,698	2%	(27,322)	*
Cost of Finance revenues (c)	2,734	1%	—	—%	(2,734)	N/A
Marketing	7,697	2%	10,546	4%	2,849	27%
Salaries and related	163,589	46%	141,960	48%	(21,629)	(15%)
General and administrative	75,542	21%	88,382	30%	12,840	15%
Depreciation and amortization	10,213	3%	9,317	3%	(896)	(10%)
Special charges (d)	24,257	7%	—	—%	(24,257)	N/A
Total expenses	$358,106		$294,612		$(63,494)	(22%)
Statistical Metric:
Adjusted Expenses (e)	$301,829		$289,914		$(11,915)	(4%)

Legend:
*	Represents a change in excess of 100%.
(a)	See "Agency Segment" above for a discussion of Agency segment results.
(b)	See "Principal Segment" above for a discussion of Principal segment results.
(c)	See "Finance Segment" above for a discussion of Finance segment results.
(d)
Consists of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point LLC and the related litigation.

(e)	Represents total expenses excluding the cost of Principal revenues and special charges. See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.
For the three and six months ended June 30, 2014, total expenses increased $33.8 million (20%) and $63.5 million (22%), respectively, in large part due to special charges related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point LLC and the related litigation, as well as the cost of Principal revenues attributable to transactions completed in the first quarter of the year. Adjusted Expenses, which exclude special charges and the cost of Principal revenues, increased $11.8 million (7%) and $11.9 million (4%) for the three and six months ended June 30, 2014, respectively, primarily as a result of higher salaries and related costs partially offset by savings achieved in marketing and general and administrative expenses. A discussion of the significant factors impacting the comparison of marketing expenses, salaries and related costs, and general and administrative expenses

41#

between the current and prior periods is provided below. (See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.)
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
Additionally, on July 16, 2014, the Executive Committee of Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the United Kingdom. The 2014 Restructuring Plan is the result of a strategic review conducted by management and will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. The 2014 Restructuring Plan is expected to result in employee-related restructuring charges in the range of approximately $13 million that will be recognized in the third quarter of 2014. The headcount reductions resulting from the 2014 Restructuring Plan are expected to be fully implemented by the end of 2014. Sotheby’s will provide specific guidance on the anticipated cost savings in due course; upon full implementation, management expects a net benefit to Sotheby’s cost base as a result of the 2014 Restructuring Plan and the resulting reallocation of resources. (See statement on Forward Looking Statements.)
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of costs associated with corporate marketing activities and client service initiatives, as well as strategic sponsorships of and charitable donations to cultural institutions. For the three and six months ended June 30, 2014, marketing expenses decreased $1.3 million (22%) and $2.8 million (27%), respectively, reflecting a more targeted approach to spending on core strategic priorities in the current period. In particular, in the first half of 2014, there was a significant decrease in strategic sponsorships of and charitable donations to cultural institutions, and to a lesser extent, a lower level of promotional expenses, as results for the first half of 2013 included one-time costs related to Sotheby's 40th Anniversary in Hong Kong.
Salaries and Related Costs
For the three and six months ended June 30, 2014 and 2013, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2014	2013	$ Change	% Change
Full-time salaries	$38,069	$35,432	$(2,637)	(7%)
Incentive compensation expense	33,023	24,046	(8,977)	(37%)
Share-based payment expense	6,648	5,238	(1,410)	(27%)
Payroll taxes	6,250	5,840	(410)	(7%)
Employee benefits	8,905	6,024	(2,881)	(48%)
Other compensation expense	4,938	4,685	(253)	(5%)
Total salaries and related costs	$97,833	$81,265	$(16,568)	(20%)

			Favorable / (Unfavorable)
Six Months Ended June 30,	2014	2013	$ Change	% Change
Full-time salaries	$75,978	$70,349	$(5,629)	(8%)
Incentive compensation expense	36,040	27,319	(8,721)	(32%)
Share-based payment expense	12,895	9,670	(3,225)	(33%)
Payroll taxes	12,842	12,044	(798)	(7%)
Employee benefits	15,585	13,465	(2,120)	(16%)
Other compensation expense	10,249	9,113	(1,136)	(12%)
Total salaries and related costs	$163,589	$141,960	$(21,629)	(15%)
Statistical Metric:
Salaries and related costs as a % of total revenues	33.2%	34.9%	N/A	1.70%
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior periods.

42#

Full-Time Salaries—For the three and six months ended June 30, 2014, full-time salaries increased $2.6 million (7%) and $5.6 million (8%), respectively, due in part to the impact of mid-year strategic headcount and salary increases in 2013, which were implemented in part to support Sotheby's growth in Asia, and targeted salary increases taking effect in 2014. Also contributing to the higher level of full-time salaries for the three and six months ended June 30, 2014 are changes in foreign currency exchange rates, which contributed $1.2 million and $2 million to the quarter and year-to-date increases, respectively. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $1.4 million (4%) and $3.6 million (5%) for the three and six months ended June 30, 2014, respectively, in comparison to the prior year periods.
For the year ending December 31, 2014, management expects that full-time salaries will increase by approximately 5% when compared to 2013, excluding the impact of changes in foreign currency exchange rates. This overall increase includes a small benefit from the actions to be taken in the second half of 2014 as a result of the restructuring plan announced in July 2014. (See "Restructuring Plan" below and statement on Forward Looking Statements.)
Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's incentive compensation program. The amount of incentive compensation awarded under this program is largely dependent upon the level of Sotheby's earnings, as measured by Adjusted EBITDA, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby's full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for brokering certain eligible private sale transactions. The increase in accrued incentive compensation expense is principally due to the higher level of earnings for the six months ended June 30, 2014 relative to the prior period, as measured by Adjusted EBITDA.
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
For the three and six months ended June 30, 2014, share-based payment expense increased $1.4 million (27%) and $3.2 million (33%), respectively, largely due to management's quarterly assessment of the likelihood that performance-based equity compensation awards will vest. Also unfavorably impacting the comparison in the year-to-date period is compensation expense associated with certain equity compensation awards granted to retirement eligible employees in the first quarter of 2014. (See Note 12 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. On a consolidated basis, the cost increases (decreases) related to the DCP liability are offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Condensed Consolidated Income Statements within other income (expense).
For the three and six months ended June 30, 2014, employee benefit costs increased $2.9 million (48%) and $2 million (16%), respectively, primarily due to the impact of the headcount, salary and incentive compensation increases discussed previously, as well as a higher level of expense attributable to Sotheby's U.K. defined contribution pension plan as a result of a new statutory requirement for the automatic enrollment of qualified employees that took effect in the fourth quarter of 2013. The quarter-to-date increase in employee benefit costs is also due in part to a significant improvement in DCP investment performance when compared to the prior year, which contributed to $1.4 million of the quarter-to-date increase, as well as higher costs attributable to Sotheby's health, welfare and life insurance programs.

43#

Other Compensation Expense—Other compensation expense typically includes expense related to certain retention-based, new-hire and other employment arrangements, as well as the cost of temporary labor and overtime. For the three and six months ended June 30, 2014, other compensation expense increased $0.3 million (5%) and $1.1 million (12%), respectively, primarily due to a higher level of expense associated with such employment arrangements.
General and Administrative Expenses
For the three and six months ended June 30, 2014 and 2013, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended June 30,	2014	2013	$ Change	% Change
Professional fees	$13,693	$15,972	$2,279	14%
Facilities-related expenses	10,768	11,489	721	6%
Travel and entertainment	7,278	8,424	1,146	14%
Telecommunication and technology	2,247	2,325	78	3%
Insurance	1,556	1,563	7	—%
Other indirect expenses	2,668	4,598	1,930	42%
Total general and administrative expenses	$38,210	$44,371	$6,161	14%

			Favorable /(Unfavorable)
Six Months Ended June 30,	2014	2013	$ Change	% Change
Professional fees	$26,764	$32,338	$5,574	17%
Facilities-related expenses	22,131	22,814	683	3%
Travel and entertainment	13,428	15,383	1,955	13%
Telecommunication and technology	4,458	4,438	(20)	—%
Insurance	2,900	3,058	158	5%
Other indirect expenses	5,861	10,351	4,490	43%
Total general and administrative expenses	$75,542	$88,382	$12,840	15%
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of general and administrative expenses between the current and prior periods.
Professional fees—Professional fees principally include legal, audit and other compliance-related fees, Board of Director fees, and business consulting costs, as well as the costs associated with certain outsourced functions. For the three and six months ended June 30, 2014, professional fees decreased $2.3 million (14%) and $5.6 million (17%), respectively, largely due to a lower level of business consulting costs, as well as lower website development consulting costs and lower tax, legal, audit and accounting fees.
Management expects to reduce professional fees by approximately $9 million, or 15%, for the year ending December 31, 2014, principally as a result of negotiated reductions in rates and a reduced scope of services. Management also expects spending reductions of approximately $7 million across other categories of general and administrative expenses. (See statement on Forward Looking Statements.)
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. For the three months ended June 30, 2014, facilities-related expenses decreased $0.7 million (6%) primarily due to lower real estate taxes and other premises expenses at Sotheby's York Avenue headquarters in New York.
Travel and entertainment—Travel and entertainment includes costs related to business travel by Sotheby's staff and client entertainment. For the three and six months ended June 30, 2014, the decreases of $1.1 million (14%) and $2 million (13%), respectively, in travel and entertainment costs is primarily due to management's ongoing cost control initiatives in this area.

44#

Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs. For the three and six months ended June 30, 2014, other indirect expenses decreased $1.9 million (42%) and $4.5 million (43%), respectively, primarily due to a lower level of client goodwill gestures and legal claims, as the comparison of year-to-date results to the prior period is favorably impacted by a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013. The comparison to the prior periods is also favorably influenced by a $0.8 million reduction to the Finance segment's allowance for credit losses recorded in the second quarter of 2014 as a result of better than anticipated loan loss rates. (See Notes 5 and 10 of Notes to Condensed Consolidated Financial Statements.)
Special Charges
For the three and six months ended June 30, 2014, Sotheby's incurred $18.6 million and $24.3 million, respectively, of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point, and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. Included in these amounts is $10 million related to the expected reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, on May 4, 2014, Sotheby's Board of Directors expanded the size of the Board to 15 directors and appointed Mr. Loeb, Mr. Reza and Mr. Wilson (the “Third Point Nominees”) to fill the resulting vacancies. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. See Note 11 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's former shareholder rights plan.)
Sotheby's expects to recover a portion of the professional services fees related to the litigation concerning its former shareholder rights plan and the change in control provision in its credit agreement through its directors and officers liability insurance policy; however, the amount of the eventual recovery is currently uncertain.
Net Interest Expense
For the three and six months ended June 30, 2014, net interest expense decreased $2.3 million (22%) and $6.1 million (27%) as a result of the repayment of Sotheby's 3.125% Convertible Notes upon their maturity in June 2013.
Other Income (Expense)
For the six months ended June 30, 2014, other expense of ($0.7) million includes a $2.1 million loss related to the cumulative translation adjustment recognized upon the liquidation of a foreign subsidiary in the first quarter of 2014.

45#

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
As a result of the Capital Allocation and Financial Policy Review concluded in January 2014 (see below) and current projections and planned uses of foreign cash balances, management has determined that, beginning in 2014, the current earnings of Sotheby’s foreign subsidiaries will not be indefinitely reinvested and incremental U.S. taxes will be accrued on these earnings. These incremental taxes significantly reduce the benefit of income earned in foreign jurisdictions and taxed at rates lower than that of the U.S. as compared to prior years. As a result, management’s estimate of Sotheby’s annual effective income tax rate for 2014, excluding discrete items, increased to approximately 38% as compared to its estimate for 2013 as of June 30, 2013, which was approximately 30%. The estimated effective income tax rate for 2014 also includes an estimated $2.3 million of incremental income tax expense related to the repatriation of $250 million of accumulated foreign earnings during the first quarter of 2014 (see “Liquidity and Capital Resources”). The estimated annual effective income tax rate is higher than the U.S. statutory tax rate of 35% primarily because of state taxes and nondeductible expenses, partially offset by a benefit due to differences in foreign tax rates.
Sotheby’s effective income tax rate for the three and six months ended June 30, 2014 is 37% and 39%, respectively, compared to an effective income tax rate of 25% and 23% for the three and six months ended June 30, 2013, respectively. The increase in the effective income tax rate, when compared to the prior periods, primarily relates to the accrual of U.S. taxes on the earnings of foreign subsidiaries in 2014, as discussed above, and the impact of a $6.8 million tax benefit that was recorded discretely in the second quarter of 2013 related to a loss on the tax basis in a foreign subsidiary, for which there is no corresponding benefit in the current year periods. Results for the three and six months ended June 30, 2014 include benefits related to previously unrecognized tax positions, as well as the discrete tax benefit related to the previously discussed special charges recorded at U.S. federal, state and local rates, which together, are higher than Sotheby's estimated annual effective income tax rate. These benefits are more than offset by $3.1 million of tax expense recorded in the first quarter of 2014 to reduce the value of certain deferred tax assets to reflect the enactment of the New York State 2014-2015 Budget Act, as discussed below.
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
Impact of Changes in Foreign Currency Exchange Rates
For the three and six months ended June 30, 2014, foreign currency exchange rates had a net favorable impact of approximately $4.6 million and $6.9 million on Sotheby's operating income when compared to the prior period, as summarized in the following table (in thousands of dollars):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	Favorable/(Unfavorable)	Favorable/(Unfavorable)
Total revenues	$8,998	$14,942
Total expenses	(4,352)	(8,024)
Operating income	$4,646	$6,918

46#

RESTRUCTURING PLAN
On July 16, 2014, the Executive Committee of Sotheby's Board of Directors approved the 2014 Restructuring Plan principally impacting Sotheby's operations in the United States and the United Kingdom. The 2014 Restructuring Plan is the result of a strategic review conducted by management and will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. The 2014 Restructuring Plan is expected to result in employee-related restructuring charges in the range of approximately $13 million that will be recognized in the third quarter of 2014. The headcount reductions resulting from the 2014 Restructuring Plan are expected to be fully implemented by the end of 2014. Sotheby’s will provide specific guidance on the anticipated cost savings in due course; upon full implementation, management expects a net benefit to Sotheby’s cost base as a result of the 2014 Restructuring Plan and the resulting reallocation of resources. (See statement on Forward Looking Statements.)
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2014, total cash and cash equivalents decreased $144.9 million to $576.4 million, as compared to a decrease of $68.9 million to $700 million for the six months ended June 30, 2013, primarily due to the factors discussed below.
Net Cash (Used) Provided by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly accounting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to auction and private sale buyers and the level of such extended payment terms for auctions can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a reporting period is also a function of its net income or loss, the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related receivables and payables.
Net cash used by operating activities of $63.6 million for the six months ended June 30, 2014 is principally the result of net cash outflows of $141.6 million associated with the settlement of auction and private sale transactions during the period as sales proceeds collected from buyers late in 2013 were paid to consignors early in 2014. Cash flows from operating activities are also impacted by a net cash outflow related to inventory of $34.5 million primarily attributable to inventory acquired by the Principal segment for resale and guaranteed property that failed to sell at auction during the period. These net cash outflows are partially offset by Sotheby's net income for the period of $71.5 million.
Net cash provided by operating activities of $92.9 million for the six months ended June 30, 2013 was principally a reflection of Sotheby's net income for the period ($69.4 million), and to a lesser extent, the receipt of a $20 million client deposit (see Note 8 of Notes to Condensed Consolidated Financial Statements). These cash flows were partially offset by a net cash outflow of $21.3 million related to the settlement of auction and private sale transactions during the period, which was influenced, in part, by the payment of net sales proceeds to certain consignors for property sold in Sotheby's second quarter 2013 sales in New York in advance of collecting from the buyer.
Net Cash (Used) Provided by Investing Activities—Net cash used by investing activities of $78.1 million for the six months ended June 30, 2014 is principally the result of cash used to fund the net increase in client loans, including a $107 million loan issued to one borrower in the second quarter of 2014. Net cash used by investing activities also reflects a $24.8 million increase in restricted cash related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts.
Net cash provided by investing activities of $43.6 million for the six months ended June 30, 2013 was principally attributable to a net decrease in client loans. Cash provided by investing activities for the six months ended June 30, 2013 also reflected a $15 million decrease in restricted cash as a result of net sale proceeds paid to consignors in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts. These cash inflows were partially offset by capital expenditures of $9.1 million during the prior year period.

47#

Net Cash Used by Financing Activities—Net cash used by financing activities of $6.7 million for the six months ended June 30, 2014 is largely due to the payment of a $300 million special dividend, Common Stock repurchases of $25 million, quarterly dividend payments of $13.8 million, and the funding of employee tax obligations related to share-based payments ($11.8 million), almost entirely offset by $345 million of borrowings under the Finance segment's revolving credit facility. (See "Capital Allocation and Financial Policy Review" and "Liquidity and Capital Resources" below.)
Net cash used by financing activities of $189.2 million for the six months ended June 30, 2013 reflects the settlement of the Convertible Notes and Convertible Note Hedges in the second quarter of 2013, resulting in a net cash outflow of $181.9 million (see Note 6 of Notes to Condensed Consolidated Financial Statements). To a much lesser extent, the net cash flow used by financing activities in the first half of 2013 was the result of the funding of employee tax obligations related to share-based payments ($11.4 million), partially offset by excess tax benefits associated with share-based payments ($2.7 million) and proceeds from the exercise of employee stock options ($2.5 million).
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of June 30, 2014 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$222,246	$3,730	$218,516	$—	$—
Interest payments	13,274	12,274	1,000	—	—
Sub-total	235,520	16,004	219,516	—	—
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	133,875	15,750	31,500	31,500	55,125
Sub-total	433,875	15,750	31,500	31,500	355,125
Revolving credit facility borrowings	345,000	—	—	345,000	—
Total debt payments	1,014,395	31,754	251,016	376,500	355,125
Other commitments:
Operating lease obligations (b)	99,260	18,415	31,390	12,958	36,497
Compensation arrangements (c)	13,835	9,202	4,310	323	—
Auction guarantees (d)	26,529	26,529	—	—	—
Unfunded loan commitments (e)	33,743	33,743	—	—	—
Uncertain tax positions (f)	—	—	—	—	—
Total other commitments	173,367	87,889	35,700	13,281	36,497
Total	$1,187,762	$119,643	$286,716	$389,781	$391,622

(a)	See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility.

(b)	These amounts represent the undiscounted future minimum rental commitments under non-cancellable operating leases.

(c)
These amounts represent the remaining commitment for future salaries and other cash compensation, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, related to compensation arrangements with certain senior employees. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

(d)
Represents the amount of auction guarantees outstanding ($32 million) net of amounts advanced ($5.5 million) as of June 30, 2014. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)

(e)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

48#

(f)
Excludes the $25.4 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2014. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 16 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

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
CONTINGENCIES
For information related to contingencies see: (i) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses legal contingencies, (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, (iii) Note 13 of Notes to Condensed Consolidated Financial Statements, which discusses special charges, and (iv) Note 16 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
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
Capital Structure and Financial Policy—Management established separate capital structures and financial policies for Sotheby's Agency and Finance segments. The capital structure of the Agency segment was developed to provide adequate liquidity to support business requirements, pursue business opportunities and growth initiatives (including Principal segment inventory purchases), as well as to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. Management is targeting an Adjusted Debt to EBITDA1 ratio of 3.5x to 4.0x and a 15% return on strategic investments for the Agency segment. The capital structure of the Finance segment provides for the debt funding of loans through a dedicated revolving credit facility (see "Revolving Credit Facilities" within "Liquidity and Capital Resources" below). The debt funding of loans reduces the Finance segment's cost of capital and enhances returns in support of efforts to achieve a targeted 20% return on equity. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate.
___________________________________
1 EBITDA is a non-GAAP financial measure. Adjusted Debt to EBITDA would reflect typical ratings agency adjustments to both debt and EBITDA for debt-like items, such as underfunded pensions and operating leases.

49#

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
Debt Financing of Finance Segment Loan Portfolio—Upon the establishment of the Finance segment's dedicated revolving credit facility on February 13, 2014, the Finance segment had a maximum borrowing capacity of $450 million, of which $170 million was immediately drawn and used to initiate the debt financing of the client loan portfolio. Subsequent to February 13, 2014 and through July 31, 2014, an additional $209 million was borrowed to fund further growth of the loan portfolio and to continue the process of debt financing existing loans. Over the next 6 to 18 months, Sotheby's will continue to debt finance the Finance segment loan portfolio, which management estimates may yield additional capital of $150 million to $200 million. (See "Revolving Credit Facilities" within "Liquidity and Capital Resources" below for a discussion of amendments currently being negotiated with GE Capital, Corporate Finance that would expand the borrowing capacity of the Finance segment's credit facility. Also, see statement on Forward Looking Statements.)
Real Estate—Management initiated a review of Sotheby’s real estate holdings in 2013, including a review of the York Property, its headquarters building at 1334 York Avenue in New York, that began in the second quarter, and a review of its New Bond Street premises in London that began in the third quarter.
As a result of the review of the York Property, management concluded that Sotheby's business does not require the full square footage of the building and is evaluating alternatives under which Sotheby’s would no longer occupy a portion of the York Property while remaining in the building without any permanent relocation of staff. Any action relative to the York Property will only be taken after fully assessing all financial costs, as well as operational challenges, and concluding that the incremental benefit will be meaningful and lasting, especially in consideration of the cyclical nature of Sotheby's business. Management expects to choose a course of action with respect to the York Property shortly and commence execution. Management continues to evaluate the strategic and operating requirements for Sotheby’s New Bond Street premises in London and assess any feasible alternatives.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview— As discussed in the previous section, in January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) returned $325 million of excess liquidity to shareholders in March 2014 through a $300 million special dividend and $25 million of Common Stock repurchases, and (iii) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders. Following the $325 million return of capital, Sotheby's continues to have strong liquidity, with $576.4 million of cash and cash equivalents and $166.6 million in available revolving credit facility borrowings as of June 30, 2014.
Cash and Cash Equivalents—As of June 30, 2014, Sotheby’s had global cash and cash equivalents of $576.4 million, of which $184.3 million was held in the U.S. and $392.1 million was held by foreign subsidiaries. The current focus of Sotheby’s investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are invested in the highest rated overnight deposits. Of the $576.4 million in global cash and cash equivalents, management estimates that approximately $430 million relates to amounts available for its working capital and other liquidity needs.

50#

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
Based on current projections and planned uses of foreign earnings, management believes that all other foreign earnings accumulated through December 31, 2013 will be indefinitely reinvested outside of the U.S. and will not need to be repatriated to fund Sotheby's U.S. operations or commitments. However, as a result of the Capital Allocation and Financial Policy Review concluded in January 2014 and current projections and planned uses of accumulated foreign earnings, management determined that, beginning in 2014, the current earnings of its foreign subsidiaries will not be indefinitely reinvested. (See "Income Tax Expense" above and statement on Forward Looking Statements.)
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

51#

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
The New Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2014.

52#

The following table summarizes outstanding borrowings, borrowing capacity, and other information relevant to the New Credit Agreements as of and for the three and six months ended June 30, 2014 (in thousands of dollars):

	Finance Credit Agreement	Agency Credit Agreement	Total
Borrowing base	$451,057	$61,647	$512,704
Borrowings outstanding	$345,000	$—	$345,000
Available borrowing capacity	$105,000	$61,647	$166,647
Average Borrowings Outstanding:
Three months ended June 30, 2014	$284,176	$—	$284,176
Six months ended June 30, 2014	$188,591	$—	$188,591
Borrowing Costs:
Three months ended June 30, 2014	$2,024	$371	$2,395
Six months ended June 30, 2014	$2,734	$968	$3,702
Borrowing costs related to the Finance Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Income Statements as the Cost of Finance Revenues. For the three and six months ended June 30, 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.8% and 2.9%, respectively. Borrowing costs related to the Agency Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Income Statements as Interest Expense.
In July 2014, the Executive Committee of Sotheby's Board of Directors authorized management to negotiate amendments to the New Credit Agreements that would, among other things, increase the maximum permissible amount of net outstanding auction guarantees from $300 million to $600 million, increase the borrowing capacity of the Agency Credit Agreement from $150 million to $300 million, and increase the borrowing capacity of the Finance Credit Agreement from $450 million to $550 million, which would increase Sotheby's aggregate borrowing capacity from $600 million to $850 million. Sotheby's is currently negotiating these amendments with an international syndicate of lenders led by GE Capital, Corporate Finance and anticipates executing an amended credit agreement in the third quarter of 2014. While it is management's intention to successfully execute an amended credit agreement based on the parameters outlined above, there are no assurances of its ability to do so. (See statement on Forward Looking Statements.)
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
The Finance segment predominantly relies on revolving credit facility borrowings to fund client loans. To a lesser extent, cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. The timing and extent of revolving credit facility borrowings by the Finance segment is dependent upon a number of factors including, but not limited to, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, and the timing of the settlement of existing client loans.
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential Principal segment inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures (which are expected to be between $15 million and $17 million in 2014), possible business initiatives and/or investments, the payment of quarterly dividends, and the payment of potential special dividends or the funding of potential Common Stock repurchases in connection with management's annual assessment of capital position (see "Capital Allocation and Financial Policy Review" above), as well as the funding of the other short-term commitments due on or before June 30, 2015, as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)

53#

Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential Principal segment inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, possible future investments related to emerging markets such as China, other possible business initiatives and/or investments, the payment of potential quarterly and special dividends, and potential repurchases of Common Stock, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
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
Management initiated a review of Sotheby’s real estate holdings in 2013, including a review of the York Property, that began in the second quarter, and a review of its New Bond Street premises, that began in the third quarter. As a result of the review of the York Property, management concluded that Sotheby's business does not require the full square footage of the building and is evaluating alternatives under which Sotheby’s would no longer occupy a portion of the York Property while remaining in the building without any permanent relocation of staff. Any action relative to the York Property will only be taken after fully assessing all financial costs, as well as operational challenges, and concluding that the incremental benefit will be meaningful and lasting, especially in consideration of the cyclical nature of Sotheby's business. Management expects to choose a course of action with respect to the York Property shortly and commence execution. Management continues to evaluate the strategic and operating requirements for the New Bond Street premises and assess any feasible alternatives.
SOTHEBY'S PRESENCE IN CHINA
In September 2012, Sotheby's entered into a 10-year equity joint venture agreement with Beijing GeHua Art Company (“GeHua”) to form Sotheby's Beijing Auction Co., Ltd. (“Sotheby's Beijing”). Sotheby's made its initial investment in Sotheby's Beijing of approximately $1.2 million (establishing an 80% ownership interest) in the first quarter of 2013.
Sotheby's Beijing provides a platform for art-related auctions and private selling exhibitions of non-cultural relics, traveling exhibitions, and art-related educational activities. In late-2013, Sotheby's Beijing hosted a series of arts events that included selling exhibitions covering a diverse group of collecting categories, art-related educational activities, and a successful first commercial auction of Modern and Contemporary Chinese Art with over 750 attendees, which included the sale of Zao Wu Ki's Abstraction for $14.7 million (including buyer's premium), establishing a new record for the artist. In June 2014, Sotheby's Beijing conducted another well-attended auction of Modern and Contemporary Chinese Art, and another auction is planned for December 2014. (See statement on Forward Looking Statements.)
In the second quarter of 2014, Sotheby's obtained the license required to operate as a Foreign-Invested Commercial Enterprise in order to establish a wholly-owned subsidiary in China through which Sotheby's will operate independently in the same or similar businesses conducted by Sotheby's Beijing, other than auctions. In July 2014, Sotheby's made its initial investment of approximately $0.8 million to establish this wholly-owned subsidiary in Beijing.
Management believes that Sotheby's businesses in China will strategically enhance its long-term presence in mainland China and allow it to capitalize on the opportunities presented by the Chinese art market, which Sotheby's has traditionally served through its operations in Hong Kong.

54#

STRATEGIC ALLIANCE WITH eBAY
On July 14, 2014, Sotheby’s and eBay announced a partnership that will bring Sotheby’s traditional live auctions to a vastly larger online audience of 145 million potentially new clients around the world. eBay will soon launch a newly-designed marketplace on its website, tailored for collectors of rare, unique and premium art and collectibles as well as first-time buyers. Sotheby’s will be the preeminent anchor tenant on this new eBay platform, which will include a live auction feature and real-time bidding from anywhere around the world. Initially, the platform will feature Sotheby’s New York sales. Eventually, it will expand to Sotheby’s other global salesrooms and also explore themed and time-based sales. Evening sales of high-value Contemporary and Impressionist Art, premium lots and culturally sensitive material will not be included.
Management believes that this venture will improve Sotheby's ability to transact across mobile and other e-commerce platforms, accessing and attracting a vast number of potential new clients while expanding its presence in the auction middle market, particularly with lots priced between $5,000 and $100,000. (See statement on Forward Looking Statements.)
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
USE OF NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in MD&A are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In MD&A, Sotheby’s presents Adjusted Expenses, EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin, which are supplemental financial measures that are not required by or presented in accordance with GAAP. Sotheby's definitions of these non-GAAP financial measures are provided in the following paragraph. Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.
Adjusted Expenses is defined as total expenses excluding the cost of Principal revenues and special charges. EBITDA is defined as net income (loss), excluding income tax expense (benefit), interest expense, interest income, the cost of Finance revenues, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding special charges. EBITDA Margin represents EBITDA as a percentage of total revenues. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of total revenues.

55#

Management utilizes these non-GAAP financial measures in assessing Sotheby's performance. For example, Adjusted Expenses is used by management to assess Sotheby’s cost structure when compared to prior periods and on a forward-looking basis in reporting periods when the cost of Principal revenues and special charges are significant. Management utilizes EBITDA and Adjusted EBITDA in assessing Sotheby's overall financial performance and in the determination of annual incentive compensation. Management believes that these non-GAAP financial measures are commonly used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of Sotheby's.
A reconciliation of these non-GAAP financial measures to the most comparable measure reported in accordance with GAAP is presented below under “Reconciliation of Non-GAAP Financial Measures.”
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of total expenses to Adjusted Expenses for the three and six months ended June 30, 2014 and 2013 (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2014	2013	$ Change	% Change
Total expenses	$205,386	$171,554	$(33,832)	(20%)
Subtract: Cost of Principal revenues	(7,518)	(3,998)	(3,520)	88%
Subtract: Special charges	(18,554)	—	(18,554)	N/A
Adjusted Expenses	$179,314	$167,556	$(11,758)	(7%)

			Favorable / (Unfavorable)
Six Months Ended June 30,	2014	2013	$ Change	% Change
Total expenses	358,106	294,612	$(63,494)	(22%)
Subtract: Cost of Principal revenues	(32,020)	(4,698)	(27,322)	*
Subtract: Special charges	(24,257)	—	(24,257)	N/A
Adjusted Expenses	$301,829	$289,914	$(11,915)	(4%)
* Represents a change in excess of 100%.

56#

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 (in thousands of dollars):

Three Months Ended June 30,	2014	2013
Net income attributable to Sotheby's	$77,632	91,729
Income tax expense	45,344	30,707
Income tax expense (benefit) related to earnings (losses) from equity investees	188	(11)
Interest income	(402)	(1,441)
Interest expense	8,768	12,137
Cost of Finance revenues	2,024	—
Depreciation and amortization	5,066	4,801
EBITDA	138,620	137,922
Special charges	18,554	—
Adjusted EBITDA	$157,174	$137,922

Six Months Ended June 30,	2014	2013
Net income attributable to Sotheby's	$71,518	$69,384
Income tax expense	45,675	21,311
Income tax expense (benefit) related to earnings (losses) from equity investees	314	(10)
Interest income	(818)	(1,827)
Interest expense	17,551	24,652
Cost of Finance revenues	2,734	—
Depreciation and amortization	10,213	9,317
EBITDA	147,187	122,827
Special charges	24,257	—
Adjusted EBITDA	$171,444	$122,827
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of June 30, 2014, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) credit facility borrowings, (v) the York Property Mortgage, (vi) the 2022 Senior Notes, (vii) the DCP liability and related trust assets, and (viii) outstanding forward exchange contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the credit facility borrowings, the York Property Mortgage, and the 2022 Senior Notes.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of June 30, 2014, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $51.2 million.

57#

Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of June 30, 2014, the notional value of outstanding forward exchange contracts was $42.7 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2014, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2014.
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

58#

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

59#

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
Sotheby's strategic initiatives are focused on extending the breadth and depth of its relationships with its most valuable clients, developing a presence in China and other emerging markets, growing private sales, enhancing its digital media platform, and leveraging and growing the Finance segment client loan portfolio. Additionally, in late-2013, management completed an initial review of its cost structure and identified opportunities for cost savings in 2014 across various categories of expenses. In July 2014, Sotheby's Board of Directors approved a restructuring plan principally impacting Sotheby's operations in the United States and the United Kingdom that will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. Sotheby's future operating results are dependent, in part, on management's success in implementing these and other strategic initiatives, as well as its cost savings initiatives. Furthermore, the inability of Sotheby's to successfully implement its strategic initiatives could result in, among other things, the loss of clients, the loss of key personnel, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its strategic plans. (See statement on Forward Looking Statements.)
Sotheby's joint venture and wholly-owned subsidiary in China are foreign-invested enterprises under Chinese law. As such, enforcement of certain of Sotheby's rights within these entities are subject to approval from the Chinese government, which could limit the ability of the entities to operate and succeed.
In September 2012, Sotheby's received approval from the Chinese government to form and operate a 10-year equity joint venture with Beijing GeHua Art Company in China. In the second quarter of 2014, Sotheby's obtained the license required to operate as a Foreign-Invested Commercial Enterprise in order to establish a wholly-owned subsidiary in China. Management believes these businesses strategically enhance Sotheby's long-term presence in mainland China and allow it to capitalize on the opportunities presented by the Chinese art market. (See "Sotheby's Presence in China" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statement on Forward Looking Statements.)
Because these entities are foreign-invested enterprises under Chinese law, enforcement of certain of Sotheby's rights within these entities is subject to approval from the Chinese government. For example, all changes in shareholding and constitution of the joint venture will be subject to approval by the Chinese government, including in the event Sotheby's is seeking to terminate the joint venture agreement, exercise its put option, or wind-up the joint venture. Accordingly, Sotheby's ability to successfully operate its businesses in China could be constrained by the Chinese government and other unforeseen circumstances.

60#

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

61#

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

62#

The low rate of historic losses on the Finance segment loan portfolio may not be indicative of future loan loss experience.
Sotheby's has historically incurred minimal losses on the Finance segment loan portfolio. However, despite management's stringent loan underwriting standards, Sotheby's previous loan loss experience may not be indicative of the future performance of the loan portfolio.
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

63#

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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

64#

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)	On April 15, 2014, Sotheby's filed a current report on Form 8-K under Item 2.03, "Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant."

(ii)	On April 24, 2014, Sotheby's filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition," and Item 9.01, “Financial Statements and Exhibits.”

(iii)
On May 7, 2014, Sotheby's filed a current report on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement,” Item 1.02, "Termination of a Material Definitive Agreement," Item 3.03, "Material Modification of the Rights of Security Holders," Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers," Item 8.01, "Other Events," and Item 9.01, “Financial Statements and Exhibits.”

(iv)
On May 12, 2014, Sotheby's filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition," Item 7.01, "Regulation FD Disclosure," and Item 9.01, “Financial Statements and Exhibits.”

(v)	On May 30, 2014, Sotheby's filed a current report on Form 8-K under Item 5.07, “Submission of Matters to a Vote of Security Holders.”

(vi)	On June 24, 2014, Sotheby's filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers,” and Item 9.01, “Financial Statements and Exhibits.”

65#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: August 8, 2014

66#

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

67#