Form 10-Q
period 2014-09-30
SOTHEBYS
filed 2014-11-10
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 68,990,927 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Agency	$76,229	$76,929	$515,544	$466,047
Principal	6,273	23,491	41,007	26,696
Finance	8,917	5,164	22,739	15,658
License fees	2,376	1,902	6,535	5,178
Other	406	378	1,004	898
Total revenues	94,201	107,864	586,829	514,477
Expenses:
Agency direct costs	6,002	7,279	48,056	46,988
Cost of Principal revenues	7,999	22,417	40,019	27,115
Cost of Finance revenues	2,634	—	5,368	—
Marketing	3,076	5,057	10,773	15,603
Salaries and related	58,888	61,971	222,477	203,931
General and administrative	37,798	40,576	113,340	128,958
Depreciation and amortization	5,157	4,925	15,370	14,242
Restructuring charges	14,285	—	14,285	—
Special charges, net	(4,169)	—	20,088	—
Total expenses	131,670	142,225	489,776	436,837
Operating (loss) income	(37,469)	(34,361)	97,053	77,640
Interest income	621	431	1,439	2,258
Interest expense	(8,757)	(8,912)	(26,308)	(33,564)
Other income	1,438	982	690	2,513
(Loss) income before taxes	(44,167)	(41,860)	72,874	48,847
Equity in earnings of investees, net of taxes	296	31	680	19
Income tax (benefit) expense	(16,173)	(11,698)	29,502	9,613
Net (loss) income	(27,698)	(30,131)	44,052	39,253
Less: Net income attributable to noncontrolling interest	(28)	—	(260)	—
Net (loss) income attributable to Sotheby's	$(27,726)	$(30,131)	$43,792	$39,253
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.40)	$(0.44)	$0.62	$0.58
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.40)	$(0.44)	$0.61	$0.57
Weighted average basic shares outstanding	68,990	68,361	69,024	68,206
Weighted average diluted shares outstanding	68,990	68,361	69,572	68,957
Cash dividends declared per common share	$0.10	$0.10	$4.64	$0.10
See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net (loss) income	$(27,698)	$(30,131)	$44,052	$39,253
Other comprehensive (loss) income:
Cumulative foreign currency translation adjustments, net of taxes of ($1,218), $609, ($1,218), and ($221)	(20,471)	23,972	(14,974)	4,655
Reclassification of cumulative translation adjustment included in net income	—	—	2,058	—
Amortization of previously unrecognized net pension losses included in net (loss) income, net of taxes of $119, $83, $356, and $248	476	278	1,427	833
Other comprehensive (loss) income	(19,995)	24,250	(11,489)	5,488
Comprehensive (loss) income	(47,693)	(5,881)	32,563	44,741
Less: Comprehensive income attributable to noncontrolling interest	(28)	—	(260)	—
Comprehensive (loss) income attributable to Sotheby's	$(47,721)	$(5,881)	$32,303	$44,741
See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	September 30, 2014	December 31, 2013	September 30, 2013

A S S E T S
Current Assets:
Cash and cash equivalents	$419,639	$721,315	$483,185
Restricted cash	3,293	32,146	6,814
Accounts receivable, net of allowance for doubtful accounts of $6,942, $6,939, and $6,609	450,153	812,582	249,348
Notes receivable, net of allowance for credit losses of $1,078, $1,746, and $1,686	172,666	176,529	204,427
Inventory	209,653	192,140	98,377
Deferred income taxes and income tax receivable	61,345	12,385	45,923
Prepaid expenses and other current assets	42,579	25,176	40,092
Total Current Assets	1,359,328	1,972,273	1,128,166
Notes receivable	557,125	336,896	333,846
Fixed assets, net of accumulated depreciation and amortization of $189,484, $178,841, and $174,453	369,333	379,399	377,368
Goodwill and other intangible assets, net of accumulated amortization of $5,960, $6,484, and $6,347	14,575	14,850	14,727
Equity method investments	10,265	11,040	11,047
Deferred income taxes and income tax receivable	40,157	55,520	53,704
Trust assets related to deferred compensation liability	50,120	53,231	51,387
Pension asset	41,510	37,284	21,985
Other long-term assets	20,332	33,053	37,317
Total Assets	$2,462,745	$2,893,546	$2,029,547
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$385,714	$922,275	$225,436
Accounts payable and accrued liabilities	89,520	93,581	71,316
Accrued salaries and related costs	56,823	83,128	49,524
York Property Mortgage	218,767	3,630	3,581
Accrued and deferred income taxes	31,296	26,040	17,329
Other current liabilities	22,542	13,835	8,279
Total Current Liabilities	804,662	1,142,489	375,465
Credit facility borrowings	449,000	—	—
Long-term debt, net	300,000	515,148	515,151
Accrued and deferred income taxes	21,578	22,392	23,991
Deferred compensation liability	48,745	51,831	49,469
Other long-term liabilities	11,562	22,021	21,941
Total Liabilities	1,635,547	1,753,881	986,017
Commitments and contingencies (see Note 8)
Shareholders’ Equity:
Common Stock, $0.01 par value	695	691	684
Authorized shares—200,000,000
Issued shares—69,549,098, 69,131,892, and 68,408,051
Outstanding shares— 68,990,927, 69,131,892, and 68,408,051
Additional paid-in capital	398,921	387,477	380,819
Treasury stock, at cost: 558,171 shares at September 30, 2014	(25,000)	—
Retained earnings	502,922	790,603	706,763
Accumulated other comprehensive loss	(50,942)	(39,453)	(44,887)
Total Shareholders’ Equity	826,596	1,139,318	1,043,379
Noncontrolling interest	602	347	151
Total Equity	827,198	1,139,665	1,043,530
Total Liabilities and Shareholders’ Equity	$2,462,745	$2,893,546	$2,029,547
See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operating Activities:
Net income attributable to Sotheby's	$43,792	$39,253
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	15,370	14,242
Loss from cumulative translation adjustment upon liquidation of foreign subsidiary	2,058	—
Deferred income tax expense	10,287	4,793
Share-based payments	17,349	15,919
Net pension benefit	(525)	(859)
Inventory writedowns and bad debt provisions	8,108	8,100
Amortization of debt discount	2,673	6,470
Excess tax benefits from share-based payments	(3,604)	(3,490)
Other	953	412
Changes in assets and liabilities:
Accounts receivable	317,569	316,019
Due to consignors	(543,600)	(391,167)
Inventory	(38,508)	(1,546)
Prepaid expenses and other current assets	(14,972)	(12,286)
Other long-term assets	5	(988)
Income tax receivable and deferred income tax assets	(41,399)	(17,877)
Accrued income taxes and deferred income tax liabilities	5,610	(5,814)
Accounts payable and accrued liabilities and other liabilities	(30,979)	(25,694)
Net cash used by operating activities	(249,813)	(54,513)
Investing Activities:
Funding of notes receivable	(456,266)	(233,709)
Collections of notes receivable	301,391	186,497
Capital expenditures	(7,553)	(17,191)
Distributions from equity investees	2,010	65
Decrease in restricted cash	26,049	25,927
Proceeds from the sale of equity method investment	200	800
Net cash used by investing activities	(134,169)	(37,611)
Financing Activities:
Proceeds from credit facility borrowings	449,000	—
Repayment of Convertible Notes	—	(197,371)
Proceeds from the settlement of Convertible Note Hedges	—	15,503
Repayments of York Property Mortgage	(2,684)	(2,316)
Repurchase of common stock	(25,000)	—
Dividends paid	(324,618)	(6,841)
Contribution from noncontrolling interest	—	322
Proceeds from exercise of employee stock options	967	4,049
Excess tax benefits from share-based payments	3,604	3,490
Funding of employee tax obligations upon the vesting of share-based payments	(11,835)	(11,399)
Net cash provided (used) by financing activities	89,434	(194,563)
Effect of exchange rate changes on cash and cash equivalents	(7,128)	1,525
Decrease in cash and cash equivalents	(301,676)	(285,162)
Cash and cash equivalents at beginning of period	721,315	768,347
Cash and cash equivalents at end of period	$419,639	$483,185
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Condensed Consolidated Financial Statements

6#

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading and that all normal and recurring adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements are reflected in the interim periods presented. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2013 Annual Report on Form 10-K.
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
2. Seasonality of Business
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 83% and 84% of total Net Auction Sales in 2013 and 2012, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in those years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.
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
Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic (loss) earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares currently include unvested performance share units held by employees, incremental common shares issuable upon the assumed exercise of employee stock options, and deferred stock units held by members of the Board of Directors. In 2013, Sotheby's potential common shares also included the net shares that would have been delivered to settle the premium upon assumed conversion of then-outstanding convertible debt, as well as the net shares that would have been issued upon the exercise of then-outstanding common stock warrants. (See Note 6 for information on Sotheby's 3.125% Convertible Notes, which were settled in June 2013, and the related common stock warrants that were settled in the fourth quarter of 2013. See Note 11 for information on Sotheby's share-based payment programs.)
_____________________________________________________________________
1 Net Auction Sales represents the hammer or sale price of property sold at auction.

7#

For the three months ended September 30, 2014 and 2013, 2 million potential common shares were excluded from the computation of diluted earnings per share because Sotheby's reported a net loss for the period, and, therefore, their inclusion in the computation would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, 1.2 million and 1.5 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the balance sheet date.

The table below summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(27,726)	$(30,131)	$43,792	$39,253
Less: Net income attributable to participating securities	—	—	1,023	23
Net (loss) income attributable to Sotheby’s common shareholders	$(27,726)	$(30,131)	$42,769	$39,230
Denominator:
Weighted average basic shares outstanding	68,990	68,361	69,024	68,206
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.40)	$(0.44)	$0.62	$0.58
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(27,726)	$(30,131)	$43,792	$39,253
Less: Net income attributable to participating securities	—	—	1,023	23
Net (loss) income attributable to Sotheby’s common shareholders	$(27,726)	$(30,131)	$42,769	$39,230
Denominator:
Weighted average common shares outstanding	68,990	68,361	69,024	68,206
Weighted average effect of Sotheby's dilutive potential common shares:
Convertible Notes	—	—	—	129
Performance share units	—	—	362	388
Deferred stock units	—	—	164	151
Stock options	—	—	22	82
Warrants	—	—	—	1
Weighted average dilutive potential common shares outstanding	—	—	548	751
Weighted average diluted shares outstanding	68,990	68,361	69,572	68,957
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.40)	$(0.44)	$0.61	$0.57

8#

4. Segment Reporting
Sotheby’s operations are organized under three segments—Agency, Principal, and Finance. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2014 and 2013 (in thousands of dollars):

Three Months Ended September 30, 2014	Agency	Principal	Finance		All Other	Reconciling items*	Total
Revenues	$76,229	$6,273	$11,041		$2,782	$(2,124)	$94,201
Segment (loss) income before taxes	$(55,068)	$(1,833)	$6,994	**	$2,109	$3,631	$(44,167)
Three Months Ended September 30, 2013
Revenues	$77,469	$23,491	$7,654		$2,280	$(3,030)	$107,864
Segment (loss) income before taxes	$(48,460)	$(516)	$5,504	**	$1,668	$(56)	$(41,860)
Nine Months Ended September 30, 2014
Revenues	$515,544	$41,007	$29,442		$7,539	$(6,703)	$586,829
Segment income before taxes	$69,511	$197	$18,891	**	$5,599	$(21,324)	$72,874
Nine Months Ended September 30, 2013
Revenues	$466,587	$26,696	$22,787		$6,076	$(7,669)	$514,477
Segment income (loss) before taxes	$32,508	$(4,472)	$16,370	**	$4,475	$(34)	$48,847

*
In the table of segment information above, the reconciling items related to Revenues consist principally of charges from the Finance segment to the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate. For the three and nine months ended September 30, 2013, the reconciling items related to Revenues also include $0.5 million related to the elimination of private sale commission revenues earned by the Agency segment for acting as agent in the sale of certain Principal segment inventory. See the table below for a reconciliation of segment (loss) income before taxes to consolidated (loss) income before taxes.

** For the three months ended September 30, 2014 and 2013, Finance segment income before taxes includes $0.3 million and $0.6 million, respectively, of intercompany charges from Sotheby's global treasury function. For the nine months ended September 30, 2014 and 2013, Finance segment income before taxes includes $2.1 million and $1.8 million, respectively, of such charges. As the Finance segment continues to implement the debt financing of its loan portfolio, it is expected that these intercompany charges will decrease in the future (see Note 5).
The table below presents a reconciliation of segment (loss) income before taxes to consolidated (loss) income before taxes for the three and nine months ended September 30, 2014 and 2013 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Agency	$(55,068)	$(48,460)	$69,511	$32,508
Principal	(1,833)	(516)	197	(4,472)
Finance	6,994	5,504	18,891	16,370
All Other	2,109	1,668	5,599	4,475
Segment (loss) income before taxes	(47,798)	(41,804)	94,198	48,881
Reconciling items:
Special charges, net (see Note 13)	4,169	—	(20,088)	—
Equity in earnings of investees	(538)	(56)	(1,236)	(34)
(Loss) income from continuing operations before taxes	$(44,167)	$(41,860)	$72,874	$48,847
The reconciling items related to segment (loss) income before taxes consist of Special Charges (net), which are explained in more detail in Note 13, as well as Sotheby's pre-tax share of earnings related to equity investees. Such equity earnings are included in the table above on a pre-tax basis as part of Principal segment (loss) income before taxes, but are presented net of taxes in the Condensed Consolidated Statements of Operations.

9#

For the three and nine months ended September 30, 2014 and 2013, Agency segment revenues consist of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Auction commissions	$64,247	$48,581	$468,087	$390,836
Private sale commissions	12,412	26,519	42,343	66,161
Auction guarantee and inventory activities	(3,864)	(921)	(9,409)	(1,435)
Other Agency revenues	3,434	3,290	14,523	11,025
Total Agency segment revenues	76,229	77,469	515,544	466,587
Reconciling item	—	(540)	—	(540)
Total agency and related revenues	$76,229	$76,929	$515,544	$466,047
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
The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2014, December 31, 2013, and September 30, 2013 (in thousands of dollars):

	September 30, 2014	December 31, 2013	September 30, 2013
Agency	$1,586,737	$2,261,482	$1,369,396
Principal	98,236	82,560	95,175
Finance	674,211	480,103	463,574
All Other	2,059	1,496	1,775
Total segment assets	2,361,243	2,825,641	1,929,920
Unallocated amounts:
Deferred tax assets and income tax receivable	101,502	67,905	99,627
Consolidated assets	$2,462,745	$2,893,546	$2,029,547

10#

5. Receivables
Accounts Receivable, Net—Through its Agency segment, Sotheby's accepts property on consignment and matches sellers, also known as consignors, to buyers through the auction or private sale process. Following the sale, Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. For private sales, Sotheby's enters into a legally binding agreement with the consignor, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned upon completion of the sale. In certain situations, Sotheby’s may also execute a legally binding agreement with the buyer stipulating the terms of the private sale transaction.
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
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of September 30, 2014, December 31, 2013, and September 30, 2013, Accounts Receivable (net) included $52.7 million, $130.5 million, and $59.9 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of September 30, 2014, December 31, 2013, and September 30, 2013, Accounts Receivable (net) also included $31.5 million, $92.1 million, and $42.2 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.
Notes Receivable, Net—As of September 30, 2014, December 31, 2013, and September 30, 2013, Notes Receivable (net) consisted of the following (in thousands of dollars):

	September 30, 2014	December 31, 2013	September 30, 2013
Finance Segment:
Consignor advances	$78,411	$139,007	$126,930
Term loans	577,553	335,426	329,164
Total Finance segment secured loans	655,964	474,433	456,094
Agency Segment:
Guarantee advances	64,605	28,000	70,837
Unsecured loan	2,138	2,142	2,142
Principal Segment:
Secured loans	4,284	5,825	5,825
Other:
Unsecured loan	2,800	3,025	3,375
Total Notes Receivable (net)	$729,791	$513,425	$538,273

11#

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
The lending activities of the Finance segment have historically been funded by the operating cash flows of the Agency segment with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, Sotheby's established a separate capital structure for the Finance segment through which the Finance segment now predominantly relies on borrowings to fund client loans through a dedicated revolving credit facility. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. Upon establishment of the separate capital structure for the Finance segment, $170 million was drawn from its revolving credit facility on February 13, 2014 to initiate the debt financing of the client loan portfolio. Subsequent to February 13, 2014 and through September 30, 2014, an additional $279 million was borrowed to fund the further growth of the loan portfolio and to continue the process of debt financing existing loans. (See Note 6 for information related to the Finance segment's revolving credit facility.)
In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the nine months ended September 30, 2014 and 2013, the Finance segment made $52.2 million and $54 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as collections of Notes Receivable within investing activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2014, December 31, 2013, and September 30, 2013, Notes Receivable (net) included $104.7 million, $72.9 million, and $84.5 million, respectively, of such loans.
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
The table below provides the aggregate LTV ratio for the Finance segment loan portfolio as of September 30, 2014, December 31, 2013, and September 30, 2013 (in thousands of dollars):

	September 30, 2014	December 31, 2013	September 30, 2013
Finance segment secured loans	$655,964	$474,433	$456,094
Low auction estimate of collateral	$1,390,012	$1,180,406	$1,002,252
Aggregate LTV ratio	47%	40%	46%

12#

The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV above 50% as of September 30, 2014, December 31, 2013, and September 30, 2013 (in thousands of dollars):

	September 30, 2014	December 31, 2013	September 30, 2013
Finance segment secured loans with an LTV ratio above 50%	$371,449	$181,027	$222,701
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$636,705	$295,255	$355,568
Aggregate LTV ratio of Finance segment secured loans with an LTV above 50%	58%	61%	63%
The table below provides other credit quality information regarding Finance segment secured loans as of September 30, 2014, December 31, 2013, and September 30, 2013 (in thousands of dollars):

	September 30, 2014	December 31, 2013	September 30, 2013
Total secured loans	$655,964	$474,433	$456,094
Loans past due	$54,227	$24,129	$72,613
Loans more than 90 days past due	$11,455	$1,266	$31,212
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,078	1,746	1,686
Total allowance for credit losses - secured loans	$1,078	$1,746	$1,686
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of September 30, 2014, $54.2 million of the Notes Receivable (net) balance was considered to be past due, of which $11.5 million was more than 90 days past due. The collateral securing these loans has low auction estimates of approximately $169.4 million and $31.2 million, respectively, resulting in aggregate LTV ratios of 32% and 37%, respectively. Sotheby's is continuing to accrue interest on these past due loans. In consideration of the value of the remaining collateral securing these past due loans, management believes that the principal and interest amounts due for past due loans will be collected. As of November 7, 2014, $42.4 million of past due loans have been refinanced on terms favorable to Sotheby's.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of September 30, 2014, December 31, 2013, and September 30, 2013, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of September 30, 2014, December 31, 2013, and September 30, 2013, there were no impaired loans outstanding.

13#

During the period January 1, 2014 to September 30, 2014, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2014	$1,746
Change in loan loss provision	(668)
Allowance for credit losses as of September 30, 2014	$1,078
The net decrease in the allowance for credit losses during the period is the result of better than anticipated loan loss rates.
As of September 30, 2014, a loan to one borrower of $107 million with an LTV ratio of 56% composed 15% of Notes Receivable (net). For the three and nine months ended September 30, 2014, Finance segment results included revenues of $2.1 million and $4 million related to this loan, which comprised approximately 19% and 14% of total Finance segment revenue for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2014, unfunded commitments to extend additional credit through Sotheby's Finance segment were $33.7 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). As of September 30, 2014, December 31, 2013, and September 30, 2013, auction guarantee advances totaled $64.6 million, $28 million, and $70.8 million, respectively. (See Note 9 for additional information related to auction guarantees.)
Under certain circumstances, Sotheby's, through its Agency segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. As of September 30, 2014, December 31, 2013, and September 30, 2013, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan.
Notes Receivable (Principal Segment)—Under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of September 30, 2014, December 31, 2013, and September 30, 2013, such loans totaled $4.3 million, $5.8 million, and $5.8 million, respectively.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million and, as a result, recognized a gain of $0.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. As of September 30, 2014, December 31, 2013, and September 30, 2013 the carrying value of this loan was approximately $2.8 million, $3 million, and $3.4 million, respectively.
6. Debt
Revolving Credit Facilities—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation. On February 13, 2014, Sotheby’s refinanced the Credit Agreement and entered into separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “Credit Agreements”).
The Agency Credit Agreement established an asset-based revolving credit facility, subject to a borrowing base, the proceeds of which may be used primarily for the working capital and other general corporate needs of the Agency segment, as well as for Principal segment inventory investments. The Finance Credit Agreement established an asset-based revolving credit facility, subject to a borrowing base, the proceeds of which may be used primarily for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The Credit Agreements allow Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.

14#

The maximum borrowing availability under the Credit Agreements is subject to a borrowing base. The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and, following the amendment and restatement discussed below, the fair value of certain of Sotheby's trademarks. The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions, and, following the amendment and restatement discussed below, the fair value of certain of Sotheby's trademarks.
The obligations under the Credit Agreements are cross-guaranteed and cross-collateralized. The Domestic Borrowers are jointly and severally liable for all obligations under the Credit Agreements and, subject to certain limitations, the U.K. Borrowers and Sotheby's Hong Kong Limited, are jointly and severally liable for all obligations of the Foreign Borrowers under the Credit Agreements. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the Credit Agreements. Sotheby's obligations under the Credit Agreements are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a limitation on net outstanding auction guarantees and limitations on the use of proceeds from borrowings under the Credit Agreements. However, the Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no Events of Default, (ii) the Aggregate Borrowing Availability equals or exceeds $100 million, and (iii) the Liquidity Amount equals or exceeds $200 million.
The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2014.
On August 22, 2014, the Credit Agreements were amended and restated, among other things, to:

•
Increase the aggregate borrowing capacity under the Credit Agreements from $600 million to $850 million, including a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 21, 2015, which may be extended for an additional 365 days on an annual basis with the consent of the lenders under such Incremental Facility who agree to extend their incremental commitments. As a result of this increase to the aggregate borrowing capacity of the Credit Agreements, the borrowing capacity of the Agency Credit Agreement increased from $150 million to $300 million and the borrowing capacity of the Finance Credit Agreement increased from $450 million to $550 million.

•	Increase the advance rate and remove certain caps with regards to inventory, and include certain of Sotheby's trademarks in determining the borrowing base availability of the Agency Credit Agreement.

•	Increase the maximum permissible amount of net outstanding auction guarantees from $300 million to $600 million.

•
Extend the maturity date of the Credit Agreements from February 13, 2019 to August 22, 2019, exclusive of the Incremental Facility, which has a maturity date of August 21, 2015 but may be renewed annually, as discussed above.

The Credit Agreements have a sub-limit of $200 million for borrowings in the U.K. and Hong Kong (with up to $150 million available for foreign borrowings under the Finance Credit Agreement and up to $50 million available for foreign borrowings under the Agency Credit Agreement), and include an accordion feature, which allows Sotheby’s to request an increase to the combined borrowing capacity of the Credit Agreements until February 23, 2019 by an amount not to exceed $100 million in the aggregate.
Sotheby’s incurred aggregate fees of approximately $5.5 million in conjunction with the February 13, 2014 refinancing and August 22, 2014 amendment, which, along with $4.8 million of unamortized fees that remained from the establishment of and previous amendments to the credit agreement that was entered into on August 31, 2009, are being amortized on a straight-line basis through the August 22, 2019 maturity date.

15#

The following table summarizes outstanding borrowings, available borrowing capacity, and other information relevant to the Credit Agreements as of and for the three and nine months ended September 30, 2014 (in thousands of dollars):

	Finance Credit Agreement	Agency Credit Agreement	Total
Borrowing base	$513,185	$259,183	$772,368
Borrowings outstanding	$449,000	$—	$449,000
Available borrowing capacity *	$64,185	$259,183	$323,368
Average Borrowings Outstanding:
Three months ended September 30, 2014	$387,326	$—	$387,326
Nine months ended September 30, 2014	$255,564	$—	$255,564
Borrowing Costs:
Three months ended September 30, 2014	$2,634	$545	$3,179
Nine months ended September 30, 2014	$5,368	$1,513	$6,881
* The available borrowing capacity is calculated as the borrowing base (i.e., the current maximum borrowing availability) less borrowings outstanding as of September 30, 2014.
Borrowing costs related to the Finance Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Statements of Operations as the Cost of Finance Revenues. For the three and nine months ended September 30, 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.7% and 2.8%, respectively.
Borrowing costs related to the Agency Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Statements of Operations as Interest Expense. (See the table below for additional information related to Interest Expense associated with the Agency Credit Agreement.)
Long-Term Debt—As of September 30, 2014, December 31, 2013, and September 30, 2013, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2014	December 31, 2013	September 30, 2013
York Property Mortgage, net of unamortized discount of $2,673, $5,346, and $6,237	$218,767	$218,778	$218,732
2022 Senior Notes	300,000	300,000	300,000
Less Current Portion:
York Property Mortgage	(218,767)	(3,630)	(3,581)
Total Long-Term Debt, net	$300,000	$515,148	$515,151

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
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases to 10.6% subsequent to July 1, 2015 unless the mortgage is repaid by that date. Accordingly, the $218.8 million carrying value of the York Property Mortgage is classified as a current liability on Sotheby's Condensed Consolidated Balance Sheet as of September 30, 2014. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than June 30, 2015.

16#

In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through June 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through June 2015. As of September 30, 2014, the fair value of the York Property Mortgage was approximately $221.3 million based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
As of September 30, 2014, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $285 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
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

17#

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

18#

Future Principal and Interest Payments—The aggregate future principal and interest payments due under Sotheby's credit facility borrowings and Long-Term Debt during the five-year period after the September 30, 2014 balance sheet date are as follows (in thousands of dollars):

October 2014 to September 2015	$247,351
October 2015 to September 2016	$15,750
October 2016 to September 2017	$15,750
October 2017 to September 2018	$15,750
October 2018 to September 2019	$464,750
Consistent with the presentation of the York Property Mortgage as a current liability on the September 30, 2014 Condensed Consolidated Balance Sheet, the table above assumes the mortgage will be repaid within the twelve month period following the current balance sheet date. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than June 30, 2015.
Interest Expense—For the three and nine months ended September 30, 2014 and 2013, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Agency Credit Agreement:
Amortization of amendment and arrangement fees	$263	$319	$768	$946
Commitment fees	282	383	745	1,145
Sub-total	545	702	1,513	2,091
York Property Mortgage	4,103	4,148	12,278	12,376
2022 Senior Notes	3,938	3,938	11,814	11,813
Convertible Notes	—	—	—	6,417
Other interest expense	171	124	703	867
Total Interest Expense	$8,757	$8,912	$26,308	$33,564
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes and the Convertible Notes. For the nine months ended September 30, 2013, interest expense related to the Convertible Notes consisted of $2.6 million related to the contractual stated rate of interest and $3.8 million related to the amortization of discount.
7. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering a portion of its U.K. employees (the “U.K. Pension Plan”). The table below summarizes the components of the net pension benefit related to the U.K. Pension Plan for the three and nine months ended September 30, 2014 and 2013 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1,141	$912	$3,420	$2,730
Interest cost	3,964	3,309	11,884	9,905
Expected return on plan assets	(5,875)	(4,869)	(17,612)	(14,575)
Amortization of previously unrecognized pension losses	595	361	1,783	1,081
Net pension benefit	$(175)	$(287)	$(525)	$(859)
For the nine months ended September 30, 2014, Sotheby's contributed $1.9 million to the U.K Pension Plan and total contributions for the year ending December 31, 2014 are expected to be approximately $3 million.

19#

8. Commitments and Contingencies
Compensation Arrangements—As of September 30, 2014, Sotheby’s had compensation arrangements with certain senior employees, which expire at various points between December 2014 and July 2018. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $14.3 million as of September 30, 2014.
Guarantees of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property that has sold at auction, but has not yet been paid for by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
Sotheby's has an outstanding guarantee of collection related to property that has been and will be offered at auctions throughout 2014 and at upcoming auctions in the first quarter of 2015. In the event a purchaser does not pay for any item sold at auction by the settlement date, which is 35 days after the date of each respective auction or such other date agreed to by the consignor, Sotheby's is required to pay the consignor the net sale proceeds up to the final pre-sale mid-estimate of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. If any of the property under this guarantee of collection fails to meet its reserve price and as a result, does not sell at the auction, or if the consignor elects to cancel a sale due to buyer default, Sotheby's has no obligation to pay the consignor for those items. As of September 30, 2014, the remaining guarantee of collection related to property sold under this arrangement was less than $0.1 million. All other amounts due to Sotheby's for property sold under this guarantee of collection through September 30, 2014 have been remitted by the purchasers. Additional property under this guarantee of collection with pre-sale auction estimates of $2 million to $3 million is scheduled to be offered in the fourth quarter of 2014 and the first quarter of 2015.
Sotheby's has an outstanding guarantee of collection related to property that is being offered at auctions in the fourth quarter of 2014. In the event a purchaser has not paid for any item sold at auction by the settlement date, which is 95 days after the date of each respective auction, Sotheby's will pay the consignor the net sale proceeds of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. If any of the property under this guarantee of collection fails to meet its reserve price and as a result, does not sell at auction, Sotheby's has no obligation to pay the consignor for those items. As of September 30, 2014, the property under this guarantee of collection had pre-sale auction estimates of $101 million to $147 million.
Sotheby's had a previous guarantee of collection related to property that was offered at auction in October 2014 covering net sales proceeds of approximately $11.1 million. As of October 31, 2014, all amounts due to Sotheby's for property sold under this guarantee of collection have been remitted by the purchaser.
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
Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP (Del. Ch. 2014)—On March 25, 2014, Third Point LLC ("Third Point") filed a verified complaint against William F. Ruprecht, Peregrine A. M. Cavendish, Domenico De Sole, John M. Angelo, Steven B. Dodge, Daniel H. Meyer, Allen I. Questrom, Marsha E. Simms, Michael I. Sovern, Robert S. Taubman, Diana L. Taylor and Dennis M. Weibling (collectively, the “Directors”) and nominal defendant Sotheby’s. Third Point alleged that the Directors breached their fiduciary duties of loyalty and due care in adopting a shareholder rights plan (the “Rights Plan”) on October 4, 2013 and enforcing the plan against Third Point on March 21, 2014 by denying Third Point’s request that it be treated as a 13G filer under the Rights Plan to allow it to acquire up to 20% of Sotheby’s outstanding Common Stock. Third Point alleged that the Rights Plan was not a reasonable response to a legitimate threat to Sotheby’s and alleged that the adoption and continuation of the Rights Plan hindered its ability to wage an effective proxy contest. The complaint sought a declaration that the Directors breached their fiduciary duties and that the Rights Plan was unenforceable, and sought an order that Sotheby’s be required to redeem the Rights Plan in its entirety, or in the alternative, be enjoined from enforcing the Rights Plan against Third Point, or be required to amend the Rights Plan to allow Third Point to acquire up to 20% of Sotheby’s outstanding Common Stock. Along with its complaint, Third Point moved for expedited proceedings. On April 10, 2014, the Court ordered partial coordination of this action with The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP and Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No.--9508-VCP, which are discussed below. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. On May 4, 2014, Sotheby's entered into a support agreement that, among other things, resolved the previously pending proxy contest. As part of this support agreement, Third Point agreed to dismiss with prejudice this litigation. On May 6, 2014, Third Point filed a notice of dismissal terminating its case.
The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP (Del. Ch. 2014)—On April 1, 2014, the Employees Retirement System of the City of St. Louis, the plaintiff, on behalf of a putative class of Sotheby’s stockholders, filed a verified class action complaint against the Directors and nominal defendant Sotheby’s. The plaintiff alleged in two counts that the Directors breached their fiduciary duties in adopting the Rights Plan and by including so-called “proxy puts” in certain Sotheby’s credit agreements. The plaintiff alleged that the Rights Plan was discriminatory, was designed to entrench current board members, and undermined the proxy contest that was being conducted by Third Point. In addition, the plaintiff alleged that the Directors endorsed credit agreements containing “proxy put” provisions that were unnecessary, preemptive defensive measures designed to insulate Directors from proxy contests. The plaintiff sought judgment preliminarily and permanently enjoining the Rights Plan, judgment preliminarily enjoining the Directors from using any proxies solicited before they “approve” the Third Point nominees for directorships, and a declaration that the Rights Plan was unenforceable and that the Directors breached their fiduciary duties to the putative class. On April 10, 2014, the Court ordered partial coordination of this action and Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No. --9508-VCP with the prior pending action in Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. On June 4, 2014, the plaintiffs in this action and in the Louisiana Municipal Employees Retirement System action discussed below jointly filed a motion for an order dismissing their actions as moot and for an award of attorneys’ fees and expenses in the amount of $3.5 million. On July 25, 2014, Sotheby’s filed a brief in opposition to the plaintiffs’ motion. A hearing on the motion was held on August 14, 2014 and a decision by the court is pending. Sotheby’s has been coordinating with its directors and officers insurance carrier on the defense of this action and believes that the outcome of this matter will not result in any cost to Sotheby's.

21#

Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No.--9508-VCP (Del. Ch. 2014)—On April 3, 2014, Louisiana Municipal Employees Retirement System, the plaintiff, on behalf of a putative class of Sotheby’s stockholders, filed a verified class action complaint against the Directors and nominal defendant Sotheby’s. The plaintiff alleged in two counts that the Directors breached their fiduciary duties in adopting the Rights Plan and by including so-called “proxy puts” in certain Sotheby’s credit agreements. The plaintiff alleged that the Rights Plan was discriminatory, was designed to entrench current board members, and undermined the proxy contest that was being conducted by Third Point. In addition, the plaintiff alleged that the Directors endorsed credit agreements containing “proxy put” provisions that were unnecessary, preemptive defensive measures designed to insulate Directors from proxy contests. The plaintiff sought judgment preliminarily and permanently enjoining the Rights Plan, judgment preliminarily enjoining the Directors from using any proxies solicited before they “approve” the Third Point nominees for directorships, and a declaration that the Rights Plan was unenforceable and that the Directors breached their fiduciary duties to the putative class. On April 10, 2014, the Court ordered partial coordination of this action and The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP with the prior pending action in Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. See The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP (Del. Ch. 2014) above for further developments related to this action.
(See Note 5 for information related to unfunded commitments to extend additional credit through Sotheby's Finance segment. See Note 6 for information related to Sotheby's debt commitments. See Note 9 for information related to Sotheby's auction guarantees. See Note 10 for detailed information related to the Rights Plan. See Note 13 for detailed information on the support agreement entered into with Third Point on May 4, 2014. See Note 16 for information related to Sotheby's income tax contingencies.)
9. Auction Guarantees
From time-to-time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. Depending on the mix of items subject to a guarantee, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
In situations when the guaranteed property does not sell, the property is recorded as Inventory on the Condensed Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., the expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory on the Condensed Consolidated Balance Sheets.
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage. Under a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.
Sotheby's counterparties to these contractual risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. In the first quarter of 2013, Sotheby's recorded $1.7 million as a client goodwill gesture within General and Administrative Expenses as a result of an accommodation made to an irrevocable bid counterparty.

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
Sotheby's credit agreement has a covenant that imposes a limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements). As discussed in Note 6, on August 22, 2014, Sotheby's credit agreement was amended and restated to, among other things, increase the maximum permissible amount of net outstanding auction guarantees from $300 million to $600 million. In addition to compliance with this covenant, Sotheby's use of auction guarantees is also subject to management and, in some cases, Board of Directors, approval.
As of September 30, 2014, Sotheby’s had outstanding auction guarantees totaling $318.8 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $13.5 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the fourth quarter of 2014.
Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of September 30, 2014, $64.6 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (see Note 5). As of September 30, 2014, December 31, 2013, and September 30, 2013, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $9.6 million, $2.9 million, and $7.4 million, respectively, and is recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
As of November 5, 2014, Sotheby's had outstanding auction guarantees totaling $219.2 million and, as of that date, Sotheby's financial exposure was reduced by risk and reward sharing arrangements totaling $48.8 million. Each of the auction guarantees outstanding as of November 5, 2014 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. Substantially all of the property related to these auction guarantees is being offered at auctions in the fourth quarter of 2014. As of November 5, 2014, $37.7 million of the guaranteed amount had been advanced by Sotheby's.
10. Shareholders' Equity and Dividends
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
The $300 million special dividend was paid on March 17, 2014 and was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by existing domestic cash balances. In conjunction with this special dividend, dividend equivalents of approximately $11 million were accrued on share-based payments to Sotheby's employees and charged against retained earnings, of which approximately $4 million was paid in March 2014. (See Note 11 for information related to Sotheby's share-based payment programs.)
In conjunction with the Common Stock repurchase program, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated stock buyback agreement that was concluded in March 2014.

23#

Quarterly Cash Dividends—The following table summarizes quarterly cash dividends declared and paid in each of the quarterly periods in 2014 (in thousands of dollars, except per share amounts):

Quarter Ended	Per Share	Amount
March 31	$0.10	$6,944
June 30	$0.10	$6,894
September 30	$0.10	$6,899
Total	$0.30	$20,737
On November 6, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) payable on December 15, 2014 to shareholders of record as of December 1, 2014.
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
(See Note 8 for a summary of legal actions that have been filed with respect to the Rights Plan.)
11. Share-Based Payments
Share-based payments to employees include performance-based stock unit awards, restricted stock units, and stock options. Each of these share-based payments is explained below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2014 and 2013, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Pre-Tax	$4,454	$6,249	$17,349	$15,919
After-Tax	$3,117	$3,801	$11,772	$10,871
For the nine months ended September 30, 2014 and 2013, Sotheby's realized $3.6 million and $3.5 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within financing activities in the Condensed Consolidated Statements of Cash Flows.
As of September 30, 2014, unrecognized compensation expense related to the unvested portion of share-based payments was $30.1 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.3 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.

24#

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
Summary of RSU’s and PSU’s—For the nine months ended September 30, 2014, changes to the number of outstanding RSU’s and PSU’s were as follows (shares in thousands):

	Number of RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,823	$35.37
Granted	651	$44.68
Vested	(604)	$30.21
Canceled	(49)	$38.93
Outstanding at September 30, 2014	1,821	$40.32
The aggregate fair value of RSU’s and PSU's that vested during the nine months ended September 30, 2014 and 2013 was $28.1 million and $26.9 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested. As of September 30, 2014, 3.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of September 30, 2014, 35,350 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.

25#

For the nine months ended September 30, 2014, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	93	$22.11
Exercised	(43)	$22.11
Outstanding at September 30, 2014	50	$22.11	5.4	$681
Exercisable at September 30, 2014	50	$22.11	5.4	$681
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $1.2 million and $3.5 million, respectively. For the nine months ended September 30, 2014 and 2013, cash proceeds received as a result of stock option exercises were $1 million and $4 million, respectively. For the nine months ended September 30, 2014 and 2013, the excess tax benefit realized from the exercise of stock options was $0.3 million and $0.7 million, respectively.
12. Restructuring Charges
On July 16, 2014, the Executive Committee of Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the United Kingdom. The 2014 Restructuring Plan is the result of a strategic review conducted by management and will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. A large majority of the headcount reductions resulting from the 2014 Restructuring Plan are expected to be implemented by the end of 2014 with the remainder occurring in 2015.
The 2014 Restructuring Plan is expected to result in total Restructuring Charges of approximately $14.8 million, consisting of $14.3 million in employee termination benefits recognized in the third quarter of 2014 (of which $2.1 million was paid in the third quarter of 2014) and approximately $0.5 million in lease exit costs expected to be recognized in the fourth quarter of 2014. The accrued liability related to the 2014 Restructuring Plan was $12.2 million as of September 30, 2014 and is recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability will be settled through cash payments to be made principally in the fourth quarter of 2014.
13. Special Charges, Net
For the nine months ended September 30, 2014, Sotheby's recognized Special Charges of $20.1 million related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point, and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. This amount is net of a $4.6 million insurance recovery recognized in the third quarter of 2014 pertaining to certain professional services fees incurred in defense of the litigation concerning the former shareholder rights plan and the change in control provision in Sotheby's credit agreement.
Included in Special Charges for the nine months ended September 30, 2014 is a $10 million charge recognized in the second quarter of 2014 related to the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, on May 4, 2014, Sotheby's Board of Directors expanded the size of the Board to 15 directors and appointed Mr. Loeb, Mr. Reza and Mr. Wilson (the “Third Point Nominees”) to fill the resulting vacancies. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.
(See Note 8 for information related to the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. See Note 10 for information related to Sotheby's former shareholder rights plan.)

26#

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 (in thousands of dollars):

Three Months Ended September 30, 2014	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at July 1, 2014	$7,452	$(38,399)	$(30,947)
Other comprehensive (loss) income before reclassifications	(22,601)	2,130	(20,471)
Amounts reclassified from accumulated other comprehensive loss	—	476	476
Net other comprehensive (loss) income	(22,601)	2,606	(19,995)
Balance at September 30, 2014	$(15,149)	$(35,793)	$(50,942)

Three Months Ended September 30, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at July 1, 2013	$(37,279)	$(31,858)	$(69,137)
Other comprehensive income (loss) before reclassifications	25,796	(1,824)	23,972
Amounts reclassified from accumulated other comprehensive loss	—	278	278
Net other comprehensive income (loss)	25,796	(1,546)	24,250
Balance at September 30, 2013	$(11,483)	$(33,404)	$(44,887)

Nine Months Ended September 30, 2014	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2014	$(1,352)	$(38,101)	$(39,453)
Other comprehensive (loss) income before reclassifications	(15,855)	881	(14,974)
Amounts reclassified from accumulated other comprehensive loss	2,058	1,427	3,485
Net other comprehensive (loss) income	(13,797)	2,308	(11,489)
Balance at September 30, 2014	$(15,149)	$(35,793)	$(50,942)

Nine Months Ended September 30, 2013	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2013	$(16,084)	$(34,291)	$(50,375)
Other comprehensive income before reclassifications	4,601	54	4,655
Amounts reclassified from accumulated other comprehensive loss	—	833	833
Net other comprehensive income	4,601	887	5,488
Balance at September 30, 2013	$(11,483)	$(33,404)	$(44,887)
Other Comprehensive (Loss) Income reflects the change in the foreign currency translation adjustment account during the period, including the change in the foreign currency translation adjustment account related to the U.K. Pension Plan. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets.
For the three months ended September 30, 2014 and 2013, $0.5 million and $0.3 million (respectively, net of taxes) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Statements of Operations as a result of the amortization of previously unrecognized U.K. Pension Plan losses. For the nine months ended September 30, 2014 and 2013, approximately $1.4 million and $0.8 million (respectively, net of taxes) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Statements of Operations as a result of the amortization of previously unrecognized U.K. Pension Plan losses. (See Note 7 for information related to the U.K. Pension Plan.)

27#

For the nine months ended September 30, 2014, $2.1 million was reclassified from Accumulated Other Comprehensive Loss to Other Income in the Condensed Consolidated Statements of Operations as a result of the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary.
15. Income Taxes
In January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) returned $325 million of excess liquidity to shareholders in March 2014 through a $300 million special dividend and $25 million of Common Stock repurchases (see Note 10), and (iii) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders. The $300 million special dividend was funded principally by the repatriation of $250 million of accumulated foreign earnings from Sotheby’s subsidiaries in Switzerland ($120 million), the U.K. ($105 million), and Hong Kong ($25 million). The remaining $50 million of the special dividend was funded by existing domestic cash balances.
Based on the results of this review and current projections and planned uses of foreign cash balances, management has determined that, beginning in 2014, the current earnings of Sotheby's foreign subsidiaries will not be indefinitely reinvested. Accordingly, beginning in the first quarter of 2014, U.S. income taxes are being accrued on these earnings, resulting in an increase of approximately 7% to Sotheby's 2014 estimated annual effective income tax rate. Management continues to consider the unremitted earnings of foreign subsidiaries that were generated prior to 2014 to be indefinitely reinvested.
16. Uncertain Tax Positions
As of September 30, 2014, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $23.7 million, representing a net decrease of $1.7 million when compared to the liability of $25.4 million as of December 31, 2013. This net decrease is primarily the result of the expiration of the statute of limitations for certain tax years and the settlement of an audit. As of September 30, 2013, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $39.5 million. As of September 30, 2014, December 31, 2013, and September 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $13 million, $11.7 million, and $24.4 million, respectively. Sotheby’s believes it is reasonably possible that a decrease of $6.3 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2014 balance sheet date as a result of the expiration of statutes of limitations and the expected settlements of ongoing tax audits.
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
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties increased by less than $0.1 million for the nine months ended September 30, 2014.
Sotheby’s policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in its Condensed Consolidated Statements of Operations. Penalties related to such taxes are recorded as General and Administrative Expenses in its Condensed Consolidated Statements of Operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax (Benefit) Expense in Sotheby’s Condensed Consolidated Statements of Operations.
17. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of Sotheby's Board of Directors and certain employees buy and sell property via auctions and private sales conducted by Sotheby's. For the three and nine months ended September 30, 2014, Sotheby’s results include Agency Revenues of $0.1 million and $2.8 million, respectively, related to the sale and purchase of property by related parties. For the nine months ended September 30, 2013, results include Agency Revenues of $3.7 million related to the sale and purchase of property by related parties. As of September 30, 2014, December 31, 2013, and September 30, 2013, Accounts Receivable (net) included $0.1 million, $2.7 million, and $0.1 million, respectively, associated with auction or private sale purchases made by related parties. The $0.1 million related party receivable balance outstanding as of September 30, 2014 was collected in October 2014.

28#

18. Recently Issued Accounting Standards
In March 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2013-05, which states that a cumulative translation adjustment attached to a parent’s investment in a foreign entity should be recognized in the income statement in a manner consistent with the derecognition guidance on investments in entities. For example, the entire amount of the cumulative translation adjustment associated with foreign entities would be recognized in the income statement upon the sale of a foreign entity that represents a substantially complete liquidation of the investment in that entity or in circumstances which result in the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated). ASU 2013-05 was adopted by Sotheby's on January 1, 2014.
In May 2014, the FASB issued ASU 2014-09, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This standard will be effective for Sotheby’s beginning on January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.

29#

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.

OVERVIEW

Sotheby's Business
Sotheby’s is a global art business whose operations are organized under three segments: Agency, Principal, and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, and high-end jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The Principal segment earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby’s. The Finance segment earns interest income through art-related financing activities by making loans to certain collectors and dealers that are secured by works of art.
The global art market is influenced over time by the overall strength and stability of the global economy, the financial markets of various countries, geopolitical conditions and world events, all of which may impact the willingness of potential buyers and sellers to purchase and sell art. In addition, the amount and quality of art consigned for sale is influenced by other factors not within Sotheby’s control, and many consignments often become available as a result of the death or financial or marital difficulties of the owner. These factors cause the supply and demand for works of art to be unpredictable and may lead to significant variability in Sotheby's revenues from period to period.
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby's primary global competitor is Christie’s International, PLC, a privately held, French-owned, auction house. In response to the competitive environment, Sotheby’s may offer consignors a variety of financial inducements such as auction commission sharing arrangements and auction guarantees as a means to secure a high-value consignments. Although these inducements may lead to a higher level of auction consignments, they can put pressure on auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the pressure on auction commission margins, from time-to-time Sotheby’s adjusts its commission rate structures. In addition, Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements such as irrevocable bids under which a counterparty commits to bid a predetermined price on the guaranteed property.
Sotheby's is a service business in which the ability of its employees to source high-value works of art and develop and maintain relationships with potential sellers and buyers of works of art is essential to its success. Sotheby's business is highly dependent upon attracting and retaining qualified personnel and employee compensation is its most substantial operating expense. Sotheby’s also incurs significant sale marketing costs, as well as general and administrative expenses to support its global operations. While a large portion of Sotheby’s operating expenses are fixed, certain categories of expense are variable, with sale marketing costs dependent upon the volume of auction activity and certain elements of employee compensation a function of Sotheby’s profitability.
Industry Trends
In late-2009, the global art market began a period of expansion that has resulted in some of the most profitable years in Sotheby’s history, and the market has remained strong through the first nine months of 2014. A significant driver of the expansion of the global art market and Sotheby’s profitability during this period has been the growth of the Contemporary and Asian art markets, as well as increased demand for art from clients in China and other emerging markets across several collecting categories.
As the global art market has grown, the competitive environment between Sotheby’s and Christie’s has intensified, resulting in a decline in auction commission margins over the past few years due to an increase in the use of auction commission sharing arrangements as a means to secure high-value consignments. To help mitigate the recent decline in auction commission margins, in March 2013, management enacted an increase in Sotheby’s buyer’s premium rate structure. In addition, in an effort to capture a greater proportion of high-value consignments, Sotheby’s has increased its use of auction guarantees, sometimes without the protection of irrevocable bids.

30#

To further leverage the growth of the global art market witnessed in recent years, Sotheby’s has developed its presence in emerging markets and implemented initiatives to grow private sales. In the emerging markets, Sotheby’s has deepened its relationships with Chinese art collectors by implementing regional marketing initiatives, investing in new staff with requisite skills to service Asian clients, and expanding its facilities in Hong Kong. In addition, recognizing that Beijing is the cultural and arts capital of China, Sotheby's Beijing was established in 2012 to provide a platform for art-related auctions and private selling exhibitions of non-cultural relics, traveling exhibitions, and educational activities in mainland China. Elsewhere, Sotheby’s has pursued opportunities in emerging markets such as Russia, the Middle East, South America and India. In the private sales arena, over the past several years, Sotheby’s has committed additional management and specialist talent and opened dedicated private sale exhibition galleries in New York, London and Hong Kong, branded as S|2 and focused on selling Contemporary Art.
Along with the recent growth in the global art market and Sotheby’s revenues, operating expenses have also increased. In late-2013, management undertook an initial review of Sotheby’s cost structure, and in 2014, has achieved cost savings across various categories of expenses including professional fees and other general and administrative expenses, and auction direct costs. In July 2014, Sotheby’s announced a restructuring plan principally impacting its operations in the U.S. and U.K. that will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. Upon full implementation of the restructuring plan, management expects a net benefit to Sotheby’s cost base. (See statement on Forward Looking Statements.)
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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
Overview
In the third quarter of 2014, Sotheby's reported a pre-tax loss of ($44.2) million million as compared to a pre-tax loss of ($41.9) million in the same period of the prior year. On an after-tax basis, Sotheby's third quarter results improved by $2.4 million (8%) as a result of a higher income tax benefit recorded in the quarter due to an increase in Sotheby's annual effective income tax rate. Results for the third quarter of 2014 include restructuring charges of $14.3 million and an insurance recovery related to previously reported special charges of $4.2 million. Excluding these items, Sotheby's pre-tax loss improved by $7.8 million (19%) principally due to a lower level of expenses largely attributable to management's continued cost reduction initiatives. The comparison to the prior year is also favorably impacted by a $15.7 million (32%) increase in auction commission revenues, which is largely offset by a $13.6 million (52%) decline in private sale commissions.
For the nine months ended September 30, 2014, Sotheby's pre-tax income increased $24 million (49%) principally due to the improved performance of the Agency segment, which reported an increase in gross profit of $48.9 million (12%). On an after-tax basis, Sotheby's year-to-date results improved $4.5 million (12%), as the improvement in pre-tax income was partially offset by the increase in Sotheby's effective income tax rate. The improved performance of the Agency segment is principally the result of a 26% increase in Net Auction Sales and a significant reduction in auction direct costs as a percentage of Net Auction Sales, partially offset by a $23.3 million (35%) decrease in private sale commission revenues and a decline in Auction Commission Margin from 16.2% to 15.5%. Results for the current year-to-date period include special charges of $20.1 million and restructuring charges of $14.3 million, for which there were no comparable charges in the prior year. Excluding these items, pre-tax income improved by $58.4 million (120%), including a $6.4 million reduction in interest expense as a result of the repayment of Sotheby's convertible notes upon their maturity in June 2013.

31#

Outlook
The global art market continues to reflect strong demand and high prices, as evidenced by the results of Sotheby’s record-setting November 2014 auctions of Impressionist and Modern Art, which achieved Aggregate Auction Sales of $470 million. In this strong market, the competitive environment for high-value consignments is robust and auction commission margins remain under pressure.
Sotheby’s use of auction guarantees increased this past quarter in order to secure unique high-value consignments for the autumn 2014 sale season. While management expects auction guarantees to remain an important tool in securing consignments and intends to use auction guarantees in response to unique opportunities as they arise, the level of Sotheby’s auction guarantee exposure in a selling season will continue to vary and is dependent upon specific opportunities.
In 2014, management has successfully implemented cost savings initiatives across various categories of expenses, including professional fees and other general and administrative expenses, marketing expenses, and auction direct costs. In addition, in July 2014, the Executive Committee of Sotheby’s Board of Directors approved a restructuring plan that will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. Management will complete this reallocation process in conjunction with the financial planning process for 2015 that is currently underway and will provide an update with the results early in 2015.
(See statement on Forward Looking Statements.)

32#

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
The tables below present a summary of Sotheby’s consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Favorable /(Unfavorable)
Three Months Ended September 30,	2014	2013	$ Change	% Change
Revenues:
Agency	$76,229	$76,929	$(700)	(1%)
Principal	6,273	23,491	(17,218)	(73%)
Finance	8,917	5,164	3,753	73%
License fees	2,376	1,902	474	25%
Other	406	378	28	7%
Total revenues	94,201	107,864	(13,663)	(13%)
Expenses (a)	131,670	142,225	10,555	7%
Operating loss	(37,469)	(34,361)	(3,108)	(9%)
Net interest expense (b)	(8,136)	(8,481)	345	4%
Other income	1,438	982	456	46%
Loss before taxes	(44,167)	(41,860)	(2,307)	(6%)
Equity in earnings of investees, net of taxes	296	31	265	*
Income tax benefit	(16,173)	(11,698)	4,475	38%
Net loss	(27,698)	(30,131)	2,433	8%
Less: Net income attributable to noncontrolling interest	(28)	—	(28)	N/A
Net loss attributable to Sotheby's	$(27,726)	$(30,131)	$2,405	8%
Diluted loss per share - Sotheby’s common shareholders	$(0.40)	$(0.44)	$0.04	9%
Statistical Metrics:
Aggregate Auction Sales (c)	$385,277	$274,538	$110,739	40%
Net Auction Sales (d)	$322,973	$228,587	$94,386	41%
Private Sales (e)	$153,538	$390,365	$(236,827)	(61%)
Consolidated Sales (f)	$543,488	$688,394	$(144,906)	(21%)
Adjusted Expenses (a)	$113,555	$119,808	$6,253	5%
Effective income tax rate	36.6%	27.9%	N/A	(8.7%)

33#

			Favorable /(Unfavorable)
Nine Months Ended September 30,	2014	2013	$ Change	% Change
Revenues:
Agency	$515,544	$466,047	$49,497	11%
Principal	41,007	26,696	14,311	54%
Finance	22,739	15,658	7,081	45%
License fees	6,535	5,178	1,357	26%
Other	1,004	898	106	12%
Total revenues	586,829	514,477	72,352	14%
Expenses (a)	489,776	436,837	(52,939)	(12%)
Operating income	97,053	77,640	19,413	25%
Net interest expense (b)	(24,869)	(31,306)	6,437	21%
Other income	690	2,513	(1,823)	(73%)
Income before taxes	72,874	48,847	24,027	49%
Equity in earnings of investees, net of taxes	680	19	661	N/A
Income tax expense	29,502	9,613	(19,889)	*
Net income	44,052	39,253	4,799	12%
Less: Net income attributable to noncontrolling interest	(260)	—	(260)	N/A
Net income attributable to Sotheby's	$43,792	$39,253	$4,539	12%
Diluted earnings per share - Sotheby’s common shareholders	$0.61	$0.57	$0.04	7%
Statistical Metrics:
Aggregate Auction Sales (c)	$3,576,934	$2,848,309	$728,625	26%
Net Auction Sales (d)	$3,028,681	$2,406,060	$622,621	26%
Private Sales (e)	$447,569	$951,197	$(503,628)	(53%)
Consolidated Sales (f)	$4,040,819	$3,826,202	$214,617	6%
Adjusted Expenses (a)	$415,384	$409,722	$(5,662)	(1%)
Effective income tax rate	40.5%	19.7%	N/A	(20.8%)

Legend:
*	Represents a change in excess of 100%.
(a)
In this table, Sotheby's also presents Adjusted Expenses, which is a non-GAAP financial measure that reports total expenses excluding the cost of Principal revenues, restructuring charges, and special charges (net). See the captioned sections below for a description of the amounts comprising restructuring charges and special charges (net). Also, see “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures.”

(b)	Represents interest expense less interest income.
(c)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(d)	Represents the total hammer price of property sold at auction.
(e)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(f)
Represents the sum of Aggregate Auction Sales, Private Sales, and Principal revenues. For the purposes of this calculation, the amount of Aggregate Auction Sales related to the sale of Principal segment inventory at Sotheby's auctions is eliminated. For the three and nine months ended September 30, 2014, such sales totaled $1.6 million and $24.7 million, respectively.

34#

Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated fine art, decorative art, and high-end jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The tables below present a summary of Agency segment gross profit and related statistical metrics for the three and nine months ended September 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended September 30,	2014	2013	$ Change	% Change
Agency revenues:
Auction commissions	$64,247	$48,581	$15,666	32%
Private sale commissions	12,412	25,979	(13,567)	(52%)
Auction guarantee and inventory activities	(3,864)	(921)	(2,943)	*
Other Agency revenues	3,434	3,290	144	4%
Total Agency revenues	76,229	76,929	(700)	(1%)
Agency direct costs:
Auction direct costs	4,035	4,976	941	19%
Private sale expenses	1,967	2,303	336	15%
Total Agency direct costs	6,002	7,279	1,277	18%
Intersegment costs (a)	2,124	2,490	366	15%
Agency segment gross profit (b)	$68,103	$67,160	$943	1%
Statistical Metrics:
Aggregate Auction Sales (c)	$385,277	$274,538	$110,739	40%
Net Auction Sales (d)	$322,973	$228,587	$94,386	41%
Items sold at auction with a hammer price greater than $1 million	43	26	17	65%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$139,452	$76,641	$62,811	82%
Items sold at auction with a hammer price greater than $2 million	21	11	10	91%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$110,187	$55,169	$55,018	100%
Total auction commission margin (e)	19.9%	21.3%	N/A	(1.40%)
Auction direct costs as a percentage of Net Auction Sales	1.25%	2.18%	N/A	0.93%
Private Sales (f)	$153,538	$390,365	$(236,827)	(61%)

35#

			Favorable /(Unfavorable)
Nine Months Ended September 30,	2014	2013	$ Change	% Change
Agency revenues:
Auction commissions	$468,087	$390,836	$77,251	20%
Private sale commissions	42,343	65,621	(23,278)	(35%)
Auction guarantee and inventory activities	(9,409)	(1,435)	(7,974)	*
Other Agency revenues	14,523	11,025	3,498	32%
Total Agency revenues	515,544	466,047	49,497	11%
Agency direct costs:
Auction direct costs	43,013	42,444	(569)	(1%)
Private sale expenses	5,043	4,544	(499)	(11%)
Total Agency direct costs	48,056	46,988	(1,068)	(2%)
Intersegment costs (a)	6,703	7,129	426	6%
Agency segment gross profit (b)	$460,785	$411,930	$48,855	12%
Statistical Metrics:
Aggregate Auction Sales (c)	$3,576,934	$2,848,309	$728,625	26%
Net Auction Sales (d)	$3,028,681	$2,406,060	$622,621	26%
Items sold at auction with a hammer price greater than $1 million	455	345	110	32%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$1,849,060	$1,328,199	$520,861	39%
Items sold at auction with a hammer price greater than $2 million	243	165	78	47%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$1,393,300	$1,032,534	$360,766	35%
Total auction commission margin (e)	15.5%	16.2%	N/A	(0.70%)
Auction direct costs as a percentage of Net Auction Sales	1.42%	1.76%	N/A	0.34%
Private Sales (f)	$447,569	$951,197	$(503,628)	(53%)

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below the Finance segment's target rate, as well as facility fees charged by the Finance segment for secured loans where no facility fee is collected from the borrower.

(b)
The calculation of Agency segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

(c)	Represents the total hammer price of property sold at auction plus buyer's premium.
(d)	Represents the total hammer price of property sold at auction.
(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
Overview—For the three and nine months ended September 30, 2014, Agency segment gross profit improved by $0.9 million (1%) and $48.9 million (12%), respectively, principally due to increases of 32% and 20%, respectively, in auction commission revenues, primarily resulting from a higher level of Net Auction Sales in the periods. Also favorably impacting the comparison of Agency gross profit between the current and prior periods is a significant reduction in auction direct costs as a percentage of Net Auction Sales, from 2.18% to 1.25% during the third quarter and from 1.76% to 1.42% during the year-to-date period. The overall improvement in Agency segment gross profit is partially offset by decreases in private sale commissions of $13.6 million (52%) and $23.3 million (35%) during the three and nine month periods, respectively. See the discussion below for an explanation of the significant factors contributing to the overall improvement in Agency segment gross profit during the periods.

36#

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
For the three and nine months ended September 30, 2014, auction commission revenues improved by $15.7 million (32%) and $77.3 million (20%), respectively, due to increases of $94.4 million (41%) and $622.6 million (26%), respectively, in Net Auction Sales. The overall increase in auction commission revenues is partially offset by decreases in Auction Commission Margin from 21.3% to 19.9% during the third quarter and from 16.2% to 15.5% during the year-to-date period. Auction commission revenues for the periods are also favorably impacted by changes in foreign currency exchange rates, which contributed $4.1 million and $16.5 million, respectively, to the overall increase. Excluding the impact of foreign currency exchange rate changes, auction commission revenues increased $11.6 million (24%) and $60.8 million (16%) for the three and nine months ended September 30, 2014, respectively.
(See "Net Auction Sales" and "Auction Commission Margin" below for a more detailed discussion of these statistical metrics.)
Net Auction Sales—For the three months ended September 30, 2014, the $94.4 million (41%) improvement in Net Auction Sales is partially due to an increase in sales of Contemporary Art ($37 million), attributable to a change in the timing of the early summer Contemporary Art Part II Day sale in London, as well as an improvement in recurring mid-season Contemporary sales in New York. The Contemporary Art Part II Day sale in London was held in July in 2014 and achieved approximately $20 million. In 2013, this sale was held at the end of June, with Net Auction Sales totaling $25 million. Also, favorably impacting the comparison of third quarter Net Auction Sales to the prior year is an increase in sales of Old Master Paintings ($36 million) and the favorable impact of changes in foreign currency exchange rates ($22 million).
For the nine months ended September 30, 2014, the increase in Net Auction Sales is attributable to improved performance in the following collecting categories (in millions of dollars):

	Nine Months Ended
	September 30, 2014
	$ Increase	% Increase
Impressionist and Modern Art	$129.1	20%
Contemporary Art	125.6	19%
Asian Art	88.2	29%
Jewelry	68.6	35%
Old Master Paintings and Drawings	14.9	11%
Other fine art, decorative art and collectibles	84.5	19%
Sub-total	510.9	21%
Change in foreign exchange rates	111.7	N/A
Total	$622.6	26%
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin.
Auction Commission Margin may be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment. Auction Commission Margin may also be adversely impacted by the use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.)

37#

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
For the three months ended September 30, 2014, the decrease in Auction Commission Margin is primarily due to sales mix, as there was a shift in the proportion of property sold in the various price bands of Sotheby's buyer's premium rate structure.
For the nine months ended September 30, 2014, the decrease in Auction Commission Margin is primarily due to the competitive environment for high-value consignments, which resulted in a higher level of buyer's premium shared with consignors. Also contributing to the decrease in Auction Commission Margin are situations in the current period when guaranteed property sold for less than the guaranteed price, necessitating the use of buyer's premium to reduce the loss on those transactions. Furthermore, during the current year-to-date period, sales mix adversely impacted Auction Commission Margin as there was a shift in the proportion of property sold in the various price bands of Sotheby's buyer's premium rate structure.
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
For the three and nine months ended September 30, 2014, private sale commissions decreased $13.6 million (52%) and $23.3 million (35%), respectively, during the periods, despite a 69% increase in the number of private sale transactions completed by Sotheby's during the year-to-date period. The revenue decreases are largely due to a significant number of high-value transactions completed in the second and third quarters of 2013 that were not repeated in the current year.
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
For the three and nine months ended September 30, 2014, the net result from Sotheby's auction guarantee and inventory activities declined by $2.9 million and $8 million, respectively, when compared to the prior year principally due to losses incurred on certain guaranteed property offered at auction during the current year, as well as $1.4 million in year-to-date writedowns to the carrying value of previously guaranteed property that is currently held in inventory.
Other Agency Revenues—Other Agency revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues. For the nine months ended September 30, 2014, Other Agency revenues increased $3.5 million (32%) due in part to a $1.7 million fee earned by Sotheby's in the first quarter of 2014 on a sale brokered by a third party.

38#

Agency Direct Costs—The tables below present a summary of Agency direct costs for the three and nine months ended September 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended September 30,	2014	2013	$ Change	% Change
Auction direct costs:
Sale marketing	$1,605	$1,339	$(266)	(20%)
Shipping	1,383	1,569	186	12%
Sale venue	257	658	401	61%
Other	790	1,410	620	44%
Total auction direct costs	4,035	4,976	941	19%
Private sale expenses	1,967	2,303	336	15%
Total Agency direct costs	$6,002	$7,279	$1,277	18%
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.25%	2.18%	N/A	0.93%

			Favorable / (Unfavorable)
Nine Months Ended September 30,	2014	2013	$ Change	% Change
Auction direct costs:
Sale marketing	$18,411	$19,310	$899	5%
Shipping	7,855	8,128	273	3%
Sale venue	7,584	7,229	(355)	(5%)
Other	9,163	7,777	(1,386)	(18%)
Total auction direct costs	43,013	42,444	(569)	(1%)
Private sale expenses	5,043	4,544	(499)	(11%)
Total Agency direct costs	$48,056	$46,988	$(1,068)	(2%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.42%	1.76%	N/A	0.34%
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
For the three and nine months ended September 30, 2014, auction direct costs as a percentage of Net Auction Sales decreased from 2.18% to 1.25% and from 1.76% to 1.42%, respectively, when compared to the prior year as management continues to leverage increased efficiencies and enhanced spending controls.
For the nine months ended September 30, 2014, auction direct costs increased $0.6 million (1%) due to unfavorable changes in foreign currency exchange rates, which contributed $1.4 million to the net increase, as well as higher debit and credit card processing fees primarily resulting from the growth of Net Auction Sales in Asia where debit and credit cards are commonly used to pay for auction purchases.
As part of its annual financial planning for 2014, management established the goal to reduce auction direct costs as a percentage of Net Auction Sales by 10 basis points for the year ending December 31, 2014 when compared to 2013. As a result of the increased efficiencies and spending controls that have been implemented in the current year, management expects to exceed this goal. (See statement on Forward Looking Statements.)

39#

Private Sale Expenses—Private sale expenses consist largely of sale marketing and exhibition costs. For the nine months ended September 30, 2014, private sale expenses grew by $0.5 million (11%), principally due to an increase in the number of private sale exhibitions, consistent with Sotheby's strategic initiatives in this area.
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
The Principal segment also holds the remaining inventory of Noortman Master Paintings (or "NMP"), an art dealer that was acquired by Sotheby's in June 2006. In recent years, NMP was adversely impacted by shifts in the collecting tastes of its clients and faced increased challenges in sourcing and successfully selling the categories of Old Master Paintings that traditionally formed the heart of its business. In the third quarter of 2011, management initiated a plan to restructure NMP’s business and sales strategy, but those efforts were not successful in reversing this trend. As a result, on December 31, 2013, NMP’s remaining office in London was closed. As of September 30, 2014, the carrying value of NMP's remaining inventory was $7.4 million, representing a $3.7 million (33%) decrease when compared to December 31, 2013. Management is continuing to execute its plans for further sales of NMP’s remaining inventory.
The tables below summarize Principal segment gross (loss) profit for the three and nine months ended September 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2014	2013	$ Change	% Change
Principal revenues	$6,273	$23,491	$(17,218)	(73%)
Cost of Principal revenues	(7,999)	(22,417)	14,418	64%
Principal gross (loss) profit (a)	$(1,726)	$1,074	$(2,800)	*

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2014	2013	$ Change	% Change
Principal revenues	$41,007	$26,696	$14,311	54%
Cost of Principal revenues	(40,019)	(27,115)	(12,904)	(48%)
Principal gross profit (loss) (a)	$988	$(419)	$1,407	*

Legend:
*	Represents a change in excess of 100%.
(a)
The calculation of Principal segment gross (loss) profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment (loss) income before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

The unfavorable comparison of third quarter Principal segment results to the prior year is attributable to the completion of two significant profitable sales during the third quarter of 2013, including the sale of an item from NMP's inventory which resulted in a gross profit of $1.6 million. To a lesser extent, the unfavorable comparison to the prior year quarter is due to a $0.4 million increase in inventory writedowns. However, for the nine months ended September 30, 2014, inventory writedowns decreased by $1.5 million, resulting in improved Principal segment results for the year-to-date period.

40#

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
Upon establishment of the Finance segment's dedicated revolving credit facility on February 13, 2014, the Finance segment had a maximum borrowing capacity of $450 million, of which $170 million was immediately drawn and used to initiate the debt financing of the client loan portfolio. On August 22, 2014, the borrowing capacity of the Finance segment's revolving credit facility was increased from $450 million to $550 million. Subsequent to February 13, 2014 and through September 30, 2014, a total of $449 million has been borrowed to fund further growth of the loan portfolio and to debt finance a portion of pre-existing loans.
The tables below present a summary of Finance segment gross profit and related statistical metrics for the three and nine months ended September 30, 2014 and 2013, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended September 30,	2014	2013	$ Change	% Change
Finance revenues:
Client Paid:
Interest	$7,982	$4,772	$3,210	67%
Facility fees	935	392	543	*
Total client paid revenues	8,917	5,164	3,753	73%
Intersegment revenues:
Interest (a)	1,815	2,093	(278)	(13%)
Facility fees (b)	309	397	(88)	(22%)
Total intersegment revenues	2,124	2,490	(366)	(15%)
Total Finance revenues	11,041	7,654	3,387	44%
Cost of Finance revenues (c)	2,634	295	(2,339)	*
Finance segment gross profit (d)	$8,407	$7,359	$1,048	14%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$655,964	$456,094	$199,870	44%
Average Loan Portfolio (f)	$614,789	$433,600	$181,189	42%
Credit Facility Borrowings Outstanding (g)	$449,000	$—	$449,000	N/A
Average Credit Facility Borrowings (h)	$387,326	$—	$387,326	N/A
Finance Revenue Margin (i)	7.2%	7.1%	N/A	0.10%
Finance Segment Leverage Ratio (j)	68.4%	—%	N/A	68.4%

41#

			Favorable/(Unfavorable)
Nine Months Ended September 30,	2014	2013	$ Change	% Change
Finance revenues:
Client Paid:
Interest	$20,300	$14,574	$5,726	39%
Facility fees	2,439	1,084	1,355	*
Total client paid revenues	22,739	15,658	7,081	45%
Intersegment revenues:
Interest (a)	5,360	5,702	(342)	(6%)
Facility fees (b)	1,343	1,427	(84)	(6%)
Total intersegment revenues	6,703	7,129	(426)	(6%)
Total Finance revenues	29,442	22,787	6,655	29%
Cost of Finance revenues (c)	5,368	754	(4,614)	*
Finance segment gross profit (d)	$24,074	$22,033	$2,041	9%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$655,964	$456,094	$199,870	44%
Average Loan Portfolio (f)	$552,903	$421,351	$131,552	31%
Credit Facility Borrowings Outstanding (g)	$449,000	$—	$449,000	N/A
Average Credit Facility Borrowings (h)	$255,564	$—	$255,564	N/A
Finance Revenue Margin (i)	7.1%	7.2%	N/A	(0.10%)
Finance Segment Leverage Ratio (j)	68.4%	—%	N/A	68.4%

Legend:
*	Represents a change in excess of 100%.
(a)	Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate.
(b)	Represents facility fees earned from the Agency segment for secured loans where no facility fee is collected from the borrower.
(c)
In 2014, the cost of Finance revenues includes borrowing costs related to the Finance segment's revolving credit facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees. In 2013, the cost of Finance revenues includes intersegment borrowing costs related to the funding of the loan portfolio.

(d)
The calculation of Finance segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, depreciation and amortization expense, and intercompany charges from Sotheby's global treasury function. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

(e)	Represents the period ending loan portfolio balance for the Finance segment.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the period ending balance of borrowings outstanding under the Finance segment's revolving credit facility.
(h)	Represents average borrowings outstanding during the period under the Finance segment's revolving credit facility.
(i)	Represents the annualized rate of return of Finance revenues in relation to the Average Loan Portfolio.
(j)	Calculated as Credit Facility Borrowings Outstanding divided by the Loan Portfolio Balance.

42#

For three and nine months ended September 30, 2014, the improvement in Finance segment gross profit reflects the continued growth of the client loan portfolio, which is a result of a number of factors, including the ability to fund loans through revolving credit facility borrowings, an increase in the demand for art-related financing, and the improved global reach of Sotheby's art-financing business. The growth of the Average Loan Portfolio during the current three and nine-month periods is largely due to a $107 million term loan made in April 2014, which has generated $2.1 million and $4 million of Finance revenue during the current quarter and year-to-date periods, respectively. The overall improvement in Finance segment gross profit is partially offset by the cost of revolving credit facility borrowings as management began the process of debt financing the loan portfolio after establishing the Finance segment's dedicated revolving credit facility on February 13, 2014.

43#

Expenses
For the three and nine months ended September 30, 2014 and 2013, expenses consisted of the following (in thousands of dollars):

	2014		2013		Favorable / (Unfavorable)
Three Months Ended September 30,	$	% of Total	$	% of Total	$ Change	% Change
Agency direct costs (a)	$6,002	5%	$7,279	5%	$1,277	18%
Cost of Principal revenues (b)	7,999	6%	22,417	16%	14,418	64%
Cost of Finance revenues (c)	2,634	2%	—	—%	(2,634)	N/A
Marketing	3,076	2%	5,057	4%	1,981	39%
Salaries and related	58,888	45%	61,971	44%	3,083	5%
General and administrative	37,798	29%	40,576	29%	2,778	7%
Depreciation and amortization	5,157	4%	4,925	3%	(232)	(5%)
Restructuring charges (d)	14,285	11%	—	—%	(14,285)	N/A
Special charges, net (e)	(4,169)	(3%)	—	—%	4,169	N/A
Total expenses	$131,670		$142,225		$10,555	7%
Statistical Metric:
Adjusted Expenses (f)	$113,555		$119,808		$6,253	5%

	2014		2013		Favorable / (Unfavorable)
Nine Months Ended September 30,	$	% of Total	$	% of Total	$ Change	% Change
Agency direct costs (a)	$48,056	10%	$46,988	11%	$(1,068)	(2%)
Cost of Principal revenues (b)	40,019	8%	27,115	6%	(12,904)	(48%)
Cost of Finance revenues (c)	5,368	1%	—	—%	(5,368)	N/A
Marketing	10,773	2%	15,603	4%	4,830	31%
Salaries and related	222,477	45%	203,931	47%	(18,546)	(9%)
General and administrative	113,340	23%	128,958	30%	15,618	12%
Depreciation and amortization	15,370	3%	14,242	3%	(1,128)	(8%)
Restructuring charges (d)	14,285	3%	—	—%	(14,285)	N/A
Special charges, net (e)	20,088	4%	—	—%	(20,088)	N/A
Total expenses	$489,776		$436,837		$(52,939)	(12%)
Statistical Metric:
Adjusted Expenses (f)	$415,384		$409,722		$(5,662)	(1%)

Legend:
*	Represents a change in excess of 100%.
(a)	See "Agency Segment" above for a discussion of Agency segment results.
(b)	See "Principal Segment" above for a discussion of Principal segment results.
(c)	See "Finance Segment" above for a discussion of Finance segment results.
(d)	Consists of employee termination benefits associated with a restructuring plan approved by the Executive Committee of Sotheby's Board of Directors in July 2014. See "Restructuring Charges" below.
(e)
Consists of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point LLC, and the related litigation, net of a $4.6 million insurance recovery recognized in the third quarter of 2014. See "Special Charges, net" below.

(f)
Represents total expenses excluding the cost of Principal revenues, Restructuring charges, net, and special charges, net. See “Use of Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below.

44#

Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of corporate marketing activities and client service initiatives, as well as strategic sponsorships of and charitable donations to cultural institutions. For the three and nine months ended September 30, 2014, marketing expenses decreased $2 million (39%) and $4.8 million (31%), respectively, reflecting a more targeted approach in the current year to spending on strategic sponsorships of and charitable donations to museums and other cultural institutions. To a lesser extent, the comparison to the prior year is favorably impacted by one-time promotional costs incurred in the prior year periods related to Sotheby's 40th Anniversary in Hong Kong.
For the year ending December 31, 2014, management expects that marketing expenses will decrease by approximately $5 million (24%) when compared to the prior year. (See statement on Forward Looking Statements.)
Salaries and Related Costs
For the three and nine months ended September 30, 2014 and 2013, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended September 30,	2014	2013	$ Change	% Change
Full-time salaries	$36,939	$34,916	$(2,023)	(6%)
Incentive compensation expense	2,607	3,846	1,239	32%
Share-based payment expense	4,454	6,249	1,795	29%
Payroll taxes	3,993	3,942	(51)	(1%)
Employee benefits	6,753	8,755	2,002	23%
Other compensation expense	4,142	4,263	121	3%
Total salaries and related costs	$58,888	$61,971	$3,083	5%

			Favorable / (Unfavorable)
Nine Months Ended September 30,	2014	2013	$ Change	% Change
Full-time salaries	$112,917	$105,265	$(7,652)	(7%)
Incentive compensation expense	38,647	31,165	(7,482)	(24%)
Share-based payment expense	17,349	15,919	(1,430)	(9%)
Payroll taxes	16,835	15,986	(849)	(5%)
Employee benefits	22,338	22,220	(118)	(1%)
Other compensation expense	14,391	13,376	(1,015)	(8%)
Total salaries and related costs	$222,477	$203,931	$(18,546)	(9%)
For the three and nine months ended September 30, 2014, changes in foreign currency exchange rates increased salaries and related costs by $1.3 million and $5.1 million, respectively, when compared to the prior periods. Excluding the impact of foreign currency exchange rate changes, salaries and related costs decreased $4.4 million (7%) and increased $13.5 million (7%) for the three and nine months ended September 30, 2014, respectively.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior periods.
Full-Time Salaries—For the three and nine months ended September 30, 2014, full-time salaries increased $2 million (6%) and $7.7 million (7%), respectively, due in part to the impact of mid-year strategic headcount and salary increases in 2013, which were implemented in part to support Sotheby's growth in Asia, and targeted salary increases taking effect in 2014. Also contributing to the higher level of full-time salaries for the three and nine months ended September 30, 2014 are changes in foreign currency exchange rates, which contributed $0.8 million and $2.8 million to the quarter and year-to-date increases, respectively. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $1.2 million (3%) and $4.8 million (5%) for the three and nine months ended September 30, 2014, respectively, in comparison to the prior year periods.

45#

For the year ending December 31, 2014, management expects that full-time salaries will increase by approximately 4% when compared to 2013, excluding the impact of changes in foreign currency exchange rates. This overall increase includes a small benefit from the actions currently being taken in conjunction with the restructuring plan approved by the Executive Committee of Sotheby's Board of Directors in July 2014. (See "Restructuring Charges" below and statement on Forward Looking Statements.)
Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's incentive compensation program. The amount of incentive compensation awarded under this program is largely dependent upon the level of Sotheby's earnings, as measured by an EBITDA-based metric, and is ultimately paid at the discretion of the Compensation Committee of the Board of Directors only after assessing Sotheby's full year financial results. In addition, incentive compensation includes amounts specifically awarded to employees for brokering certain eligible private sale transactions. For the three months ended September 30, 2014, the decrease in incentive compensation expense is attributable to lower private sale incentive costs resulting from a decline in private sale commission revenues in the period. For the nine months ended September 30, 2014, the increase in incentive compensation expense is principally due to the higher level of earnings relative to the prior period, as measured by an EBITDA-based metric, partially offset by lower private sale incentive costs resulting from a decline in private sale commission revenues in the period.
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
For the three months ended September 30, 2014, share-based payment expense decreased $1.8 million (29%) largely due to management's quarterly assessment of the likelihood that performance-based equity compensation awards will vest, which includes the impact of an increase in management's estimate of award forfeitures. For the nine months ended September 30, 2014, share-based payment expense increased $1.4 million (9%) due to management's quarterly assessment of the likelihood that performance-based equity compensation awards will vest. (See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the United Kingdom ("U.K."). and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. On a consolidated basis, cost increases (decreases) related to the DCP liability are offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Condensed Consolidated Statements of Operations within other income (expense).
For the three months ended September 30, 2014, employee benefit costs decreased $2 million (23%) primarily due to a decline in DCP investment performance relative to the prior year, which contributed $1.9 million to the overall decrease, and a decrease of $0.8 million in non-restructuring related severance costs. These factors are partially offset by the impact of the headcount and salary increases discussed previously, as well as a higher level of claims under Sotheby's U.S. health insurance plans and higher pension costs in the U.K..
For the nine months ended September 30, 2014, employee benefit costs were consistent with the prior year, as the decline in third quarter DCP investment performance and lower non-restructuring related severance costs are offset by the impact of the headcount, salary and incentive compensation increases discussed previously, as well as a higher level of claims under Sotheby's U.S. health insurance plans and higher pension costs in the U.K..
Other Compensation Expense—Other compensation expense typically includes expense related to certain retention-based, new-hire and other employment arrangements, as well as the cost of temporary labor and overtime. For the three and nine months ended September 30, 2014, other compensation expense increased $0.1 million (3%) and $1 million (8%), respectively, primarily due to a higher level of expense associated with such employment arrangements.

46#

General and Administrative Expenses
For the three and nine months ended September 30, 2014 and 2013, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended September 30,	2014	2013	$ Change	% Change
Professional fees	$11,639	$14,494	$2,855	20%
Facilities-related expenses	11,123	12,330	1,207	10%
Travel and entertainment	5,985	6,356	371	6%
Telecommunication and technology	2,241	2,150	(91)	(4%)
Insurance	1,659	1,566	(93)	(6%)
Other indirect expenses	5,151	3,680	(1,471)	(40%)
Total general and administrative expenses	$37,798	$40,576	$2,778	7%

			Favorable /(Unfavorable)
Nine Months Ended September 30,	2014	2013	$ Change	% Change
Professional fees	$38,403	$46,832	$8,429	18%
Facilities-related expenses	33,254	35,144	1,890	5%
Travel and entertainment	19,413	21,739	2,326	11%
Telecommunication and technology	6,699	6,588	(111)	(2%)
Insurance	4,559	4,624	65	1%
Other indirect expenses	11,012	14,031	3,019	22%
Total general and administrative expenses	$113,340	$128,958	$15,618	12%
For the three and nine months ended September 30, 2014, changes in foreign currency exchange rates increased general and administrative expenses by $0.7 million and $2.4 million, respectively, when compared to the prior periods. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses decreased $3.5 million (9%) and $18 million (14%) for the three and nine months ended September 30, 2014, respectively.
See below for a detailed discussion of the significant operating factors impacting the comparison of the various elements of general and administrative expenses between the current and prior periods.
Professional fees—Professional fees principally include legal, audit and other compliance-related fees, Board of Director fees, and business consulting costs, as well as the costs associated with certain outsourced functions. For the three and nine months ended September 30, 2014, professional fees decreased $2.9 million (20%) and $8.4 million (18%), respectively, largely due to a lower level of business consulting costs, as well as lower website development consulting costs and lower tax, legal, audit and accounting fees.
For the year ending December 31, 2014, management expects professional fees to be approximately $54 million, representing a decrease of approximately $9 million, or 14%, when compared to the prior year, principally due to negotiated reductions in rates and a reduced scope of services. Management also expects reductions of approximately $9 million across other categories of general and administrative expenses. (See statement on Forward Looking Statements.)
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. For the three and nine months ended September 30, 2014, facilities-related expenses decreased $1.2 million (10%) and $1.9 million (5%), respectively, most notably due to lower real estate taxes and a decrease in maintenance costs related to Sotheby's York Avenue headquarters in New York (the "York Property"), where several significant repairs were necessary in the prior year.
Travel and entertainment—Travel and entertainment includes costs related to business travel by Sotheby's staff and client entertainment. For the three and nine months ended September 30, 2014, the decreases of $0.4 million (6%) and $2.3 million (11%), respectively, in travel and entertainment costs are primarily due to management's ongoing cost control initiatives in this area.

47#

Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs.
For the three months ended September 30, 2014, other indirect expenses increased $1.5 million (40%) due to a higher level of client goodwill gestures and legal claims and unfavorable bad debt experience in the Agency segment.
For the nine months ended September 30, 2014, other indirect expenses decreased $3 million (22%) primarily due to an overall lower level of client goodwill gestures and legal claims in the year-to-date period, as prior year results were unfavorably impacted by a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013. To a lesser extent, the comparison to the prior year is also favorably impacted by a net decrease in bad debt expense resulting from an $0.8 million reduction to the Finance segment's allowance for credit losses as a result of better than anticipated loan loss rates. (See Notes 5 and 9 of Notes to Condensed Consolidated Financial Statements.)
Restructuring Charges
On July 16, 2014, the Executive Committee of Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K.. The 2014 Restructuring Plan is the result of a strategic review conducted by management and will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. A large majority of the headcount reductions resulting from the 2014 Restructuring Plan are expected to be implemented by the end of 2014 with the remainder occurring in 2015.
The 2014 Restructuring Plan is expected to result in total restructuring charges of approximately $14.8 million, consisting of $14.3 million in employee termination benefits recognized in the third quarter of 2014 and approximately $0.5 million in lease exit costs expected to be recognized in the fourth quarter of 2014. Sotheby’s will provide specific guidance on the anticipated cost savings in due course. Upon full implementation, management expects a net benefit to Sotheby’s cost base as a result of the 2014 Restructuring Plan and the resulting reallocation of resources. (See statement on Forward Looking Statements.)
Special Charges, Net
For the nine months ended September 30, 2014, Sotheby's recognized special charges of $20.1 million related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point, and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. This amount is net of a $4.6 million insurance recovery recognized in the third quarter of 2014 pertaining to certain professional services fees incurred in defense of the litigation concerning the former shareholder rights plan and the change in control provision in Sotheby's credit agreement.
Included in special charges for the nine months ended September 30, 2014 is a $10 million charge recognized in the second quarter of 2014 related to the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, on May 4, 2014, Sotheby's Board of Directors expanded the size of the Board to 15 directors and appointed Mr. Loeb, Mr. Reza and Mr. Wilson (the “Third Point Nominees”) to fill the resulting vacancies. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.
(See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's former shareholder rights plan.)
Net Interest Expense
For the nine months ended September 30, 2014, net interest expense decreased $6.4 million (21%) as a result of the repayment of Sotheby's 3.125% Convertible Notes upon their maturity in June 2013.

48#

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
As a result of the Capital Allocation and Financial Policy Review concluded in January 2014, as discussed below, and current projections and planned uses of foreign cash balances, management has determined that, beginning in 2014, the current earnings of Sotheby’s foreign subsidiaries will not be indefinitely reinvested and incremental U.S. taxes will be accrued on these earnings. These incremental taxes significantly reduce the benefit of income earned in foreign jurisdictions and taxed at rates lower than that of the U.S. as compared to prior years. As a result, management’s estimate of Sotheby’s annual effective income tax rate for 2014, excluding discrete items, increased to approximately 38% as compared to its estimate for 2013 as of September 30, 2013, which was approximately 30%. The estimated effective income tax rate for 2014 also includes an estimated $2.3 million of incremental income tax expense related to the repatriation of $250 million of accumulated foreign earnings during the first quarter of 2014 (see “Liquidity and Capital Resources” below). The estimated annual effective income tax rate for 2014 is higher than the U.S. statutory tax rate of 35% primarily because of state taxes and nondeductible expenses, partially offset by a benefit due to differences in foreign tax rates.
The table below summarizes Sotheby's income tax (benefit)/expense and effective income tax rate for the three and nine months ended September 30, 2014 and 2013, including the impact of discrete items (in thousands of dollars):

Three Months Ended September 30,	2014	2013
Loss before taxes	$(44,167)	$(41,860)
Income tax benefit	$(16,173)	$(11,698)
Effective income tax benefit rate	36.6%	27.9%
Nine Months Ended September 30,	2014	2013
Income before taxes	$72,874	$48,847
Income tax expense	$29,502	$9,613
Effective income tax expense rate	40.5%	19.7%
The increase in Sotheby’s effective income tax benefit rate for the three months ended September 30, 2014 and Sotheby’s effective income tax expense rate for the nine months ended September 30, 2014, when compared to the respective prior periods, is primarily the result of the application of the increased annual effective tax rate, as discussed above, to the pretax loss for the three month period and to the pretax income for the nine month period. The increase in the effective income tax expense rate for the nine months ended September 30, 2014 also reflects the impact of a $6.8 million tax benefit related to a loss on the tax basis in a foreign subsidiary that was recorded discretely in the second quarter of 2013, for which there is no corresponding benefit in 2014. Results for the nine months ended September 30, 2014 include benefits related to previously unrecognized tax positions, as well as the discrete tax benefit related to special charges recorded at U.S. federal, state and local rates, which together, are higher than Sotheby's estimated annual effective income tax rate. The effect of these benefits on Sotheby's effective income tax rate is more than offset by $3.1 million of tax expense recorded in the first quarter of 2014 to reduce the value of certain deferred tax assets to reflect the enactment of the New York State 2014-2015 Budget Act, as discussed below.
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

49#

Impact of Changes in Foreign Currency Exchange Rates
For the three and nine months ended September 30, 2014, foreign currency exchange rates had a net favorable impact of approximately $1.7 million and $8.6 million on Sotheby's operating (loss) income when compared to the prior period, as summarized in the following table (in thousands of dollars):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Favorable/(Unfavorable)	Favorable/(Unfavorable)
Total revenues	$4,737	$19,679
Total expenses	(3,060)	(11,085)
Impact on operating (loss) income	$1,677	$8,594
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2014, total cash and cash equivalents decreased $301.7 million to $419.6 million, as compared to a decrease of $285.2 million to $483.2 million for the nine months ended September 30, 2013, primarily due to the factors discussed below.
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
Net cash used by operating activities of $249.8 million for the nine months ended September 30, 2014 is principally the result of net cash outflows of $226 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow was influenced, in part, by sales proceeds collected from buyers late in 2013 that were paid to consignors early in 2014. Cash flows from operating activities are also impacted by a net cash outflow related to inventory of $38.5 million primarily attributable to inventory acquired by the Principal segment for resale and guaranteed property that failed to sell at auction in the first half of 2014, as well as the funding of 2013 incentive compensation payments and income tax payments. These net cash outflows are partially offset by Sotheby's net income for the period of $43.8 million.
Net cash used by operating activities was $54.5 million for the nine months ended September 30, 2013 and was principally attributable to net cash outflows of $75.1 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow was influenced, in part, by the payment of net sales proceeds to certain consignors for property sold in Sotheby's second quarter 2013 sales in New York in advance of collecting from the buyer. Also contributing to the cash outflows from operating activities was the funding of income and value-added tax payments. The impact of these net cash outflows was partially offset by Sotheby's net income for the period of $39.3 million.
Net Cash Used by Investing Activities—Net cash used by investing activities of $134.2 million for the nine months ended September 30, 2014 is principally the result of cash used to fund the net increase in Finance segment loans, partially offset by a $26 million decrease in restricted cash related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts.

50#

Net cash used by investing activities was $37.6 million for the nine months ended September 30, 2013 and was principally attributable to a $47.2 million net increase in client loans. Also contributing to the net cash outflows from investing activities in the prior period were capital expenditures of $17.2 million, which included investments in Sotheby's S|2 gallery in London and expenditures to enhance Sotheby's auction premises in Paris. These net cash outflows were partially offset by a $25.9 million decrease in restricted cash.
Net Cash Provided (Used) by Financing Activities—Net cash provided by financing activities of $89.4 million for the nine months ended September 30, 2014 is largely due to $449 million of borrowings under the Finance segment's revolving credit facility. (See "Capital Allocation and Financial Policy Review" and "Liquidity and Capital Resources" below.) This cash inflow is largely offset by the payment of a $300 million special dividend, Common Stock repurchases of $25 million, quarterly dividend payments of $20.7 million, and the funding of employee tax obligations related to share-based payments ($11.8 million).
Net cash used by financing activities was $194.6 million for the nine months ended September 30, 2013 and reflects the settlement of the Convertible Notes and Convertible Note Hedges in the second quarter of 2013, resulting in a net cash outflow of $181.9 million (see Note 6 of Notes to Condensed Consolidated Financial Statements). To a much lesser extent, the net cash flow used by financing activities in the prior period was the result of the funding of employee tax obligations related to share-based payments ($11.4 million), partially offset by excess tax benefits associated with share-based payments ($3.5 million) and proceeds from the exercise of employee stock options ($4 million).
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of September 30, 2014 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$221,440	$221,440	$—	$—	$—
Interest payments	10,161	10,161	—	—	—
Sub-total	231,601	231,601	—	—	—
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	133,875	15,750	31,500	31,500	55,125
Sub-total	433,875	15,750	31,500	31,500	355,125
Revolving credit facility borrowings	449,000	—	—	449,000	—
Total debt payments	1,114,476	247,351	31,500	480,500	355,125
Other commitments:
Operating lease obligations (b)	92,344	18,064	29,952	10,294	34,034
Compensation arrangements (c)	14,261	7,362	3,959	2,940	—
Auction guarantees (d)	254,210	254,210	—	—	—
Unfunded loan commitments (e)	33,694	33,694	—	—	—
Uncertain tax positions (f)	—	—	—	—	—
Total other commitments	394,509	313,330	33,911	13,234	34,034
Total	$1,508,985	$560,681	$65,411	$493,734	$389,159

(a)
See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility. The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases to 10.6% subsequent to July 1, 2015 unless the mortgage is repaid by that date. Accordingly, the York Property Mortgage is classified as a current liability on Sotheby's Condensed Consolidated Balance Sheet as of September 30, 2014, as well as in the table above. However, management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than June 30, 2015. (See statement on Forward Looking Statements.)

51#

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

(d)
Represents the amount of auction guarantees outstanding ($318.8 million) net of amounts advanced ($64.6 million) as of September 30, 2014. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)

(e)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(f)
Excludes the $25 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2014. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 16 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments, (ii) Note 8 of Notes to Condensed Consolidated Financial Statements, which discusses guarantee of collection arrangements, and (iii) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
CONTINGENCIES
For information related to contingencies see: (i) Note 8 of Notes to Condensed Consolidated Financial Statements, which discusses legal contingencies, (ii) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 16 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
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

52#

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
Debt Financing of Finance Segment Loan Portfolio—Upon establishment of the Finance segment's dedicated revolving credit facility on February 13, 2014, the Finance segment had a maximum borrowing capacity of $450 million, of which $170 million was immediately drawn and used to initiate the debt financing of the client loan portfolio. On August 22, 2014, the borrowing capacity of the Finance segment's revolving credit facility was increased from $450 million to $550 million. Subsequent to February 13, 2014 and through September 30, 2014, a total of $449 million has been borrowed to fund further growth of the loan portfolio and to debt finance a portion of pre-existing loans, yielding additional capital of up to $150 million. (See "Revolving Credit Facilities" within "Liquidity and Capital Resources" for additional information related to the Finance segment's revolving credit facility. Also, see statement on Forward Looking Statements.)
Real Estate—Prior to the implementation of the CAR, management initiated a review of its real estate holdings, including the York Property in New York and its New Bond Street premises in London. As a result of the review of the York Property, management concluded that Sotheby's business does not currently require the full square footage of the building and is evaluating alternatives under which Sotheby’s would no longer occupy a portion of the York Property while remaining in the building without any permanent relocation of staff. Any action relative to the York Property will only be taken after fully assessing all financial costs, as well as operational challenges, and concluding that the incremental benefit will be meaningful and lasting, especially in consideration of the cyclical nature of Sotheby's business. Upon completion of this process, management will choose a course of action with respect to the York Property and commence execution. Management continues to evaluate the strategic and operating requirements for the New Bond Street premises in London and assess any feasible alternatives.
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

53#

LIQUIDITY AND CAPITAL RESOURCES
Overview— As discussed in the previous section, in January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) returned $325 million of excess liquidity to shareholders in March 2014 through a $300 million special dividend and $25 million of Common Stock repurchases, and (iii) committed to an annual assessment of Sotheby's capital position to determine the amount of any excess capital available to be returned to shareholders. Following the $325 million return of capital, Sotheby's continues to have strong liquidity, with $419.6 million of cash and cash equivalents and $323.4 million in available borrowings under the revolving credit facility as of September 30, 2014. As discussed previously, on an annual basis, management assesses its capital position in order to determine if any excess capital is available to be returned to shareholders.
Cash and Cash Equivalents—As of September 30, 2014, Sotheby’s had global cash and cash equivalents of $419.6 million, of which $82.9 million was held in the U.S. and $336.7 million was held by foreign subsidiaries. As of September 30, 2014, Sotheby's also held $3.3 million of restricted cash related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts. The current focus of Sotheby’s investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are invested in the highest rated overnight deposits. Of the $422.9 million in global cash and cash equivalents and restricted cash, management estimates that approximately $361 million is available for its liquidity needs after taking into account funds held that are due to consignors in the near term.
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
Revolving Credit Facilities—On August 31, 2009, Sotheby's and certain of its wholly-owned subsidiaries entered into a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation. On February 13, 2014, Sotheby’s refinanced the Credit Agreement and entered into separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “Credit Agreements”).
The Agency Credit Agreement established an asset-based revolving credit facility, subject to a borrowing base, the proceeds of which may be used primarily for the working capital and other general corporate needs of the Agency segment, as well as for Principal segment inventory investments. The Finance Credit Agreement established an asset-based revolving credit facility, subject to a borrowing base, the proceeds of which may be used primarily for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The Credit Agreements allow Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.

54#

The Credit Agreements have a maximum borrowing availability, subject to a borrowing base, that is defined in each of the Credit Agreements. The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and, following the amendment and restatement discussed below, the fair value of certain of Sotheby's trademarks. The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions, and, following the amendment and restatement discussed below, the fair value of certain of Sotheby's trademarks.
The obligations under the Credit Agreements are cross-guaranteed and cross-collateralized. The Domestic Borrowers are jointly and severally liable for all obligations under the Credit Agreements and, subject to certain limitations, the U.K. Borrowers and Sotheby's Hong Kong Limited, are jointly and severally liable for all obligations of the Foreign Borrowers under the Credit Agreements. In addition, certain subsidiaries of the Borrowers guarantee the obligations of the Borrowers under the Credit Agreements. Sotheby's obligations under the Credit Agreements are secured by liens on all or substantially all of the personal property of the Borrowers and the Guarantors.
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a limitation on net outstanding auction guarantees and limitations on the use of proceeds from borrowings under the Credit Agreements. However, the Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no Events of Default, (ii) the Aggregate Borrowing Availability equals or exceeds $100 million, and (iii) the Liquidity Amount equals or exceeds $200 million.
The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2014.
On August 22, 2014, the Credit Agreements were amended and restated, among other things, to:

•
Increase the aggregate borrowing capacity under the Credit Agreements from $600 million to $850 million, including a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 21, 2015, which may be extended for an additional 365 days on an annual basis with the consent of the lenders under such Incremental Facility who agree to extend their incremental commitments. As a result of this increase to the aggregate borrowing capacity of the Credit Agreements, the borrowing capacity of the Agency Credit Agreement increased from $150 million to $300 million and the borrowing capacity of the Finance Credit Agreement increased from $450 million to $550 million.

•	Increase the advance rate and remove certain caps with regards to inventory, and include certain of Sotheby's trademarks in determining the borrowing base availability of the Agency Credit Agreement.

•	Increase the maximum permissible amount of net outstanding auction guarantees from $300 million to $600 million.

•
Extend the maturity date of the Credit Agreements from February 13, 2019 to August 22, 2019, exclusive of the Incremental Facility, which has a maturity date of August 21, 2015 but may be renewed annually, as discussed above.

The Credit Agreements have a sub-limit of $200 million for borrowings in the U.K. and Hong Kong (with up to $150 million available for foreign borrowings under the Finance Credit Agreement and up to $50 million available for foreign borrowings under the Agency Credit Agreement), and include an accordion feature, which allows Sotheby’s to request an increase to the combined borrowing capacity of the Credit Agreements until February 23, 2019 by an amount not to exceed $100 million in the aggregate.

55#

The following table summarizes outstanding borrowings, available borrowing capacity, and other information relevant to the New Credit Agreements, as amended, as of and for the three and nine months ended September 30, 2014 (in thousands of dollars):

	Finance Credit Agreement	Agency Credit Agreement	Total
Borrowing base	$513,185	$259,183	$772,368
Borrowings outstanding	$449,000	$—	$449,000
Available borrowing capacity *	$64,185	$259,183	$323,368
Average Borrowings Outstanding:
Three months ended September 30, 2014	$387,326	$—	$387,326
Nine months ended September 30, 2014	$255,564	$—	$255,564
Borrowing Costs:
Three months ended September 30, 2014	$2,634	$545	$3,179
Nine months ended September 30, 2014	$5,368	$1,513	$6,881
* The available borrowing capacity is calculated as the borrowing base (i.e., the current maximum borrowing availability) less borrowings outstanding as of September 30, 2014.
Borrowing costs related to the Finance Credit Agreement, which include interest and fees, are reflected in the Condensed Consolidated Statements of Operations as the Cost of Finance Revenues. For the three and nine months ended September 30, 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.7% and 2.8%, respectively.
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
Sotheby’s short-term operating needs and capital requirements include the funding of working capital, the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential Principal segment inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures (which are expected to be between $13 million and $15 million in 2014), possible business initiatives and/or investments, the payment of quarterly dividends, and the payment of potential special dividends or the funding of potential Common Stock repurchases in connection with management's annual assessment of capital position (see "Capital Allocation and Financial Policy Review" above), as well as the funding of the other short-term commitments due on or before September 30, 2015, as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)

56#

Sotheby’s long-term operating needs and capital requirements include the funding of working capital, the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential Principal segment inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, possible future investments related to emerging markets such as China, other possible business initiatives and/or investments, the payment of potential quarterly and special dividends or the funding of potential Common Stock repurchases in connection with management's annual assessment of capital position (see "Capital Allocation and Financial Policy Review" above), as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
Management believes that operating cash flows, existing cash balances and revolving credit facility borrowings will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the August 22, 2019 expiration of the Credit Agreements. (See statement on Forward Looking Statements.)
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
Management is conducting a review of Sotheby's real estate holdings, including a review of the York Property in New York, and a review of its Bond Street premises in London. As a result of the review of the York Property, management concluded that Sotheby's business does not currently require the full square footage of the building and is evaluating alternatives under which Sotheby’s would no longer occupy a portion of the York Property while remaining in the building without any permanent relocation of staff. Any action relative to the York Property will only be taken after fully assessing all financial costs, as well as operational challenges, and concluding that the incremental benefit will be meaningful and lasting, especially in consideration of the cyclical nature of Sotheby's business. Upon completion of this process, management will choose a course of action with respect to the York Property and commence execution. Management continues to evaluate the strategic and operating requirements for the New Bond Street premises in London and assess any feasible alternatives.
STRATEGIC ALLIANCE WITH eBAY
On July 14, 2014, Sotheby’s and eBay announced a partnership that will bring Sotheby’s traditional live auctions to a vastly larger online audience of 145 million potentially new clients around the world. eBay has launched a newly-designed marketplace on its website, tailored for collectors of rare, unique and premium art and collectibles as well as first-time buyers. Beginning in early-2015, Sotheby’s will become the preeminent anchor tenant on this new eBay platform, which will include a live auction feature and real-time bidding from anywhere around the world. Initially, only Sotheby’s New York sales will be featured. Eventually, it will expand to Sotheby’s other global salesrooms and also explore themed and time-based sales. Evening sales of high-value Contemporary and Impressionist Art, premium lots, and culturally sensitive material will not be included.
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

57#

In early-2014, following the issuance of the President’s National Strategy for Combating Wildlife Trafficking, there have been a number of Federal policy changes in the United States and a new New York State law that impact the import, sale and export of objects containing ivory and other endangered species material. Sotheby’s continues to engage with Federal and State legislators and regulators to ensure the preservation of the existing exemption for antique artworks, furniture and other collectibles containing such material. While the eventual effect of these legislative and regulatory changes is unknown at this time, management does not currently believe that the changes effected to date will have a material impact on Sotheby’s business, results of operations, financial condition, or cash flows. (See statement on Forward Looking Statements.)
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
USE OF NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in MD&A are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In MD&A, Sotheby’s presents Adjusted Expenses, which is a supplemental financial measure that is not required by or presented in accordance with GAAP. Sotheby's definition of this non-GAAP financial measure is provided in the following paragraph. Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definition of this non-GAAP financial measure may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such a measure in the same manner.
Adjusted Expenses is defined as total expenses excluding the cost of Principal revenues, restructuring charges, and special charges (net). Adjusted Expenses is used by management to assess Sotheby’s cost structure when compared to prior periods and on a forward-looking basis in reporting periods when the cost of Principal revenues, restructuring charges, and special charges (net) are significant. Management is currently implementing a restructuring plan and other cost savings initiatives in an effort to reduce Sotheby's overall cost structure. Adjusted Expenses is one of the measures used by management to evaluate Sotheby's performance against its cost reduction initiatives. Accordingly, management believes that Adjusted Expenses is useful as it presents investors with additional information to help assess Sotheby's performance as it relates to its cost reduction initiatives and provides additional insight into the ongoing cost structure of Sotheby's absent restructuring charges, special charges (net) and the volatility associated with the cost of Principal revenues, which is unpredictable and can vary significantly from one period to the next.
A reconciliation of this non-GAAP financial measure to the most comparable measure reported in accordance with GAAP is presented below under “Reconciliation of Non-GAAP Financial Measures.”

58#

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The following is a reconciliation of total expenses to Adjusted Expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands of dollars):

				Favorable / (Unfavorable)
Three Months Ended September 30,	2014		2013	$ Change	% Change
Total expenses	$131,670		$142,225	$10,555	7%
Subtract: Cost of Principal revenues	(7,999)		(22,417)	14,418	64%
Subtract: Restructuring charges	(14,285)	—	—	(14,285)	N/A
Subtract: Special charges, net	4,169	—	—	4,169	N/A
Adjusted Expenses	$113,555	—	$119,808	$6,253	5%

			Favorable / (Unfavorable)
Nine Months Ended September 30,	2014	2013	$ Change	% Change
Total expenses	489,776	436,837	$(52,939)	(12%)
Subtract: Cost of Principal revenues	(40,019)	(27,115)	(12,904)	(48%)
Subtract: Restructuring charges	(14,285)	—	(14,285)	N/A
Subtract: Special charges, net	(20,088)	—	(20,088)	N/A
Adjusted Expenses	$415,384	$409,722	$(5,662)	(1%)

59#

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of September 30, 2014, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) credit facility borrowings, (v) the York Property Mortgage, (vi) the 2022 Senior Notes, (vii) the DCP liability and related trust assets, and (viii) outstanding forward exchange contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the credit facility borrowings, the York Property Mortgage, and the 2022 Senior Notes.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of September 30, 2014, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $42.5 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of September 30, 2014, the notional value of outstanding forward exchange contracts was $32.5 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2014, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 8 of Notes to Condensed Consolidated Financial Statements.

60#

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

61#

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
Sotheby's strategic initiatives are focused on extending the breadth and depth of its relationships with its most valuable clients, developing a presence in China and other emerging markets, growing private sales, enhancing its digital media platform, and leveraging and growing the Finance segment client loan portfolio. Additionally, in July 2014, Sotheby's Board of Directors approved a restructuring plan principally impacting Sotheby's operations in the United States and the U.K. that will result in the reallocation of resources to collecting categories and regions with the highest growth opportunity in the future. Sotheby's future operating results are dependent, in part, on management's success in implementing these and other strategic initiatives, as well as its cost savings initiatives. Furthermore, the inability of Sotheby's to successfully implement its strategic initiatives could result in, among other things, the loss of clients, the loss of key personnel, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its strategic plans. (See statement on Forward Looking Statements.)
Sotheby's joint venture and wholly-owned subsidiary in China are foreign-invested enterprises under Chinese law. As such, enforcement of certain of Sotheby's rights within these entities are subject to approval from the Chinese government, which could limit the ability of the entities to operate and succeed.
Sotheby's operates an equity joint venture with Beijing GeHua Art Company in China and, in 2014, established a wholly-owned subsidiary in China after obtaining the license required to operate as a Foreign-Invested Commercial Enterprise. Management believes these businesses strategically enhance Sotheby's long-term presence in mainland China and allow it to capitalize on the opportunities presented by the Chinese art market.
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

62#

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

63#

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

64#

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

65#

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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

66#

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)	On July 15, 2014, Sotheby's filed a current report on Form 8-K under Item 8.01, "Other Events" and Item 9.01, "Financial Statements and Exhibits."

(ii)	On July 18, 2014, Sotheby's filed a current report on Form 8-K under Item 2.05, "Cost Associated with Exit or Disposal Activities."

(iii)	On August 8, 2014, Sotheby's filed a current report on Form 8-K under Item 2.02, "Results of Operations and Financial Condition" and Item 9.01, "Financial Statements and Exhibits."

(iv)
On August 25, 2014, Sotheby's filed a current report on Form 8-K under Item 1.01, "Entry into a Material Definitive Agreement," Item 2.03, "Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant," and Item 9.01, "Financial Statements and Exhibits."

67#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: November 10, 2014

68#

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

69#