Form 10-K
period 2014-12-31
SOTHEBYS
filed 2015-03-02
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2014, the aggregate market value of the 61,655,954 shares of Common Stock held by non-affiliates of the registrant was $2,588,933,508 based upon the closing price ($41.99) on the New York Stock Exchange composite tape on such date for the Common Stock.
As of February 17, 2015, there were outstanding 68,992,620 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS
Overview
Sotheby’s (or, "the Company") is a global art business whose operations are organized under three segments: Agency, Principal, and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The Principal segment earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby’s. The Finance segment earns interest income through art-related financing activities by making loans to certain collectors and dealers that are secured by works of art.
Sotheby’s was initially incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, Sotheby’s issued shares of common stock to the public. In June 2006, Sotheby’s reincorporated in the State of Delaware. Sotheby's common stock ("Common Stock") is listed on the New York Stock Exchange (the “NYSE”) and trades under the symbol “BID”. As successor to the business that began in 1744, Sotheby’s is the oldest company listed on the NYSE and is the only publicly traded investment opportunity in the art market.
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
Following an auction or private sale, Sotheby's invoices the buyer for the purchase price of the property (including any commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. Sotheby's private sale commissions are stipulated in a legally binding agreement between Sotheby’s and the seller, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned. In certain situations, Sotheby’s may also execute a legally binding agreement with the buyer stipulating the terms of the private sale transaction. In 2014, 2013, and 2012, auction commission revenues accounted for approximately 81% of Sotheby's consolidated revenues. In 2014, 2013, and 2012, private sale commission revenues accounted for approximately 6%, 10%, and 10%, respectively, of Sotheby’s consolidated revenues.
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

From time-to-time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. In these situations, the property is recorded on Sotheby's balance sheet as inventory at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., the expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as inventory.
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage. In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell, while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty in a partner sharing arrangement is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.
The counterparties to Sotheby's auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.
Although irrevocable bid and partner sharing arrangements may be used to reduce the risk associated with auction guarantees, Sotheby's may also enter into auction guarantees without securing such arrangements. In these circumstances, Sotheby's could be exposed to auction guarantee losses and/or deterioration in auction commission margins if the underlying property fails to sell at the minimum guaranteed price. Furthermore, in such situations, Sotheby's liquidity could be reduced.
(See "Auction Commission Margin" under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a complete discussion of the factors impacting auction commission margin. See Note 5 of Notes to Consolidated Financial Statements for additional information about auction and private sale receivables. See Note 18 of Notes to Consolidated Financial Statements for additional information about auction guarantees.)
The Art Market and Competition
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
The sale of works of art in the global art market is primarily effected through the major auction houses, numerous art dealers, smaller auction houses, and also directly between collectors. Competition in the global art market is intense and a fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby's primary competitor in the global art market is Christie’s International, PLC ("Christie's"), a privately held, French-owned, auction house. To a much lesser extent, Sotheby’s also faces competition from smaller auction houses such as Bonhams and Phillips, as well as regional auction houses and a variety of art dealers across all collecting categories. In the Chinese art market, Sotheby's also competes with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd. and Beijing Hanhai Auction Co. Ltd.

In 2014, 2013, and 2012, Sotheby’s and Christie's together totaled approximately $12.9 billion, $11.0 billion, and $9.7 billion, respectively, of Aggregate Auction Sales1, of which Sotheby's accounted for $6.1 billion (47%), $5.1 billion (47%), and $4.5 billion (46%), respectively.
It is not possible to measure with any particular accuracy the entire global art market or to reach any conclusions regarding overall competition because privately owned art dealers and auction houses frequently do not publicly report annual totals for auction sales, revenues, or profits, and the amounts reported may not be verifiable. However, Sotheby’s believes that art dealers account for the majority of the volume of transactions in the global art market.
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
A complex array of factors may influence the seller’s decision. These factors, which are not ranked in any particular order, include: (i) the level and breadth of expertise of the art dealer or auction house with respect to the property, (ii) the extent of the prior relationship, if any, between the art dealer or auction house and its staff and the seller, (iii) the reputation and historic level of achievement by the art dealer or auction house in attaining high sale prices in the property’s specialized category, (iv) the client’s desire for privacy, (v) the amount of cash offered by an art dealer, auction house or other purchaser to purchase the property outright, which is greatly influenced by the amount and cost of capital resources available to such parties, (vi) the availability and terms of financial inducements offered by auction houses including auction guarantees, short-term financing, and auction commission sharing arrangements, (vii) the level of pre-sale estimates, (viii) the desirability of a public auction in order to achieve the maximum possible price, a particular concern for a seller that is a fiduciary representing an estate or trust, (ix) the amount of commission charged by art dealers or auction houses to sell a work on consignment, (x) the cost, style, and extent of pre-sale marketing and promotion to be undertaken by an art dealer or auction house, (xi) the reputation of the art dealer or auction house and recommendations by third parties consulted by the seller, (xii) the desire of clients to conduct business with a publicly traded company, and (xiii) the availability and extent of related services, such as tax or insurance appraisals.
While financial inducements such as auction commission sharing arrangements and auction guarantees may lead to a higher level of auction consignments, they put pressure on auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the pressure on auction commission margins, from time-to-time Sotheby’s adjusts its commission rate structures. In addition, as discussed above, Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements.
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales2 represented 79%, 83%, and 84% of total Net Auction Sales2 in 2014, 2013, and 2012, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in these years. Accordingly, Sotheby's financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the art auction market (See Note 25 of Notes to Consolidated Financial Statements for Sotheby's quarterly results for the years ended December 31, 2014 and 2013.)

_______________________________________________________________________________
1 Aggregate Auction Sales represents the hammer of property sold at auction plus buyer's premium.
2 Net Auction Sales represents the hammer or sale price of property sold at auction.

Regulation of the Art Market
Regulation of the art market varies from jurisdiction to jurisdiction. In many jurisdictions, Sotheby’s is subject to laws and regulations that are not directed solely toward the art market, including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws, laws and regulations involving sales, use, value-added and other indirect taxes, and regulations related to the use of real estate. In addition, Sotheby's is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations currently do not impose a material impediment to the worldwide business of Sotheby's, but do affect the art market generally. A material adverse change in such regulations, such as the American Royalties Too Act of 2014 introduced in the U.S. Congress, which would impose a 5% resale royalty (with a cap of $35,000) on sales of art through larger auction houses, could affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby's principal auction locations, increase the cost of moving property to such locations, or expose Sotheby's to legal claims or government inquiries. Sotheby’s has a Compliance Department which, amongst other activities, develops and updates compliance policies and audits, monitors, and provides training to its employees on compliance with many of these laws and regulations.
Principal Segment
Description of Business
The activities of the Principal segment include the sale of artworks that have been purchased opportunistically by Sotheby's, including property acquired for sale at auction in the near term in lieu of the Agency segment providing an auction guarantee to a potential consignor. To a lesser extent, the activities of the Principal segment also include retail wine sales and the activities of Acquavella Modern Art ("AMA"), an equity investee. Also, under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid and any profit or loss is shared by Sotheby's and the art dealer according to their respective ownership interests.
The Principal segment also holds the remaining inventory of Noortman Master Paintings (or "NMP"), an art dealer that was owned and operated by Sotheby's from its acquisition in June 2006 until its closure in December 2013. As of December 31, 2014, the carrying value of NMP's remaining inventory was $6.1 million, representing a $5 million (45%) decrease when compared to December 31, 2013 principally as a result of sales completed during the period. Management is continuing to execute its plans for further sales of NMP’s remaining inventory.
(See Note 5 of Notes to Consolidated Financial Statements for information about Principal segment lending activities. See Note 6 of Notes to Consolidated Financial Statements for information about Principal segment inventory. See Note 7 of Notes to Consolidated Financial Statements for information about AMA.)
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
Finance Segment
Description of Business
The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment of Sotheby's (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). (See Note 5 of Notes to Consolidated Financial Statements for additional information related to Finance segment loans.)

A consignor advance allows a seller to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future. Consignor advances normally have short-term maturities. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. In certain situations, term loans are also made to refinance accounts receivable generated by clients' auction and private sale purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility in February 2014 has allowed management to debt fund a substantial portion of pre-existing loans and fund further growth of the loan portfolio. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.
Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are also made at an initial LTV ratio higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, or the disposal plans for the collateral.
(See "Finance Segment," "Capital Allocation and Financial Policy Review," and “Liquidity and Capital Resources” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on the financial performance and capital structure of the Finance segment. See Note 5 of Notes to Consolidated Financial Statements for information about Finance segment loans. See Note 9 of Notes to Consolidated Financial Statements for information about the Finance segment's dedicated revolving credit facility.)
Finance Segment Market and Competition
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
The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2014, 2013, and 2012, Sotheby’s earned $7.2 million, $6 million, and $5 million, respectively, in license fee revenue related to the Realogy License Agreement.
The Sotheby’s name is also licensed for use in connection with the art auction business in Australia, art education services in the United States (the "U.S.") and the United Kingdom (the “U.K.”), and print management services. Management will consider additional opportunities to license the Sotheby’s brand in businesses where appropriate.

Financial and Geographical Information about Segments
See Note 4 of Notes to Consolidated Financial Statements for financial and geographical information about Sotheby’s segments.
Employees
As of December 31, 2014, Sotheby’s had 1,550 employees, with 606 located in North America and South America, 502 in the U.K., 230 in Continental Europe, and 212 in Asia. Sotheby’s regards its relations with its employees as good. The table below provides a breakdown of Sotheby’s employees by segment as of December 31, 2014 and 2013.

December 31	2014	2013
Agency	1,341	1,371
Principal	—	3
Finance	8	7
All Other	201	196
Total	1,550	1,577
The three employees in the Principal segment as of December 31, 2013 relate to NMP and left employment on January 1, 2014 as a result of the closure of NMP's remaining office. Following the closure of NMP, the activities of the Principal segment are conducted solely by employees of the Agency segment. Employees classified within “All Other” principally relate to Sotheby’s central corporate and information technology departments.
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
The international art market is influenced over time by the overall strength and stability of the global economy and the financial markets of various countries, although this correlation may not be immediately evident. In addition, global political conditions and world events may affect Sotheby's business through their effect on the economies of various countries, as well as on the willingness of potential buyers and sellers to purchase and sell art in the wake of economic uncertainty. Sotheby's business can be particularly influenced by the economies, financial markets and political conditions of the U.S., the U.K., China, and the other major countries or territories of Europe and Asia (including the Middle East). Accordingly, weakness in those economies and financial markets can adversely affect the supply of and demand for works of art and Sotheby's business. Furthermore, global political conditions may also influence the enactment of legislation that could adversely impact Sotheby's business.

Government laws and regulations may restrict or limit Sotheby's business or impact the value of its real estate assets.
Many of Sotheby's activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws, laws and regulations involving sales, use, value-added and other indirect taxes, and regulations related to the use of real estate. In addition, Sotheby's is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations currently do not impose a material impediment to the worldwide business of Sotheby's, but do affect the art market generally. A material adverse change in such regulations, such as the American Royalties Too Act of 2014 introduced in the U.S. Congress, which would impose a 5% resale royalty (with a cap of $35,000) on sales of art through large auction houses, could affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby's principal auction locations, increase the cost of moving property to such locations, or expose Sotheby's to legal claims or government inquiries.
Foreign currency exchange rate movements can significantly impact Sotheby's results of operations and financial condition.
Sotheby's has operations throughout the world. Approximately 59% of Sotheby's total revenues were earned outside of the U.S. in 2014, including 29% of its total revenues earned in the U.K. Additionally, Sotheby's has significant assets and liabilities denominated in the Pound Sterling, the Euro, and the Swiss Franc. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the monthly average exchange rates prevailing during the period in which they are recognized. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling, the Euro, and the Swiss Franc can significantly impact Sotheby's results of operations and financial condition.
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
The demand for art is influenced not only by overall economic conditions, but also by changing trends in the art market as to which collecting categories and artists are most sought after and by the collecting preferences of individual collectors, all of which are difficult to predict and which may adversely impact the ability of Sotheby's to obtain and sell consigned property, potentially causing significant variability in Sotheby's results from period to period.
The loss of key personnel could adversely impact Sotheby's ability to compete.
Sotheby's is largely a service business in which the ability of its employees to develop and maintain relationships with potential sellers and buyers of works of art is essential to its success. Moreover, Sotheby's business is unique, making it important to retain key specialists and members of management. Accordingly, Sotheby's business is highly dependent upon its success in attracting and retaining qualified personnel. Sotheby's is currently in a transition process involving certain key positions, including the Chief Executive Officer ("CEO").
The business plans and initiatives being implemented by Sotheby's may not succeed.
Sotheby's future operating results are dependent, in part, on management's success in implementing its business plans and initiatives, including the strategic partnership with eBay and the investment in RM Auctions, both as discussed below within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The inability of Sotheby's to successfully implement its business plans and initiatives could result in, among other things, the loss of clients, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its business plans and initiatives.

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
The actions taken by management based on its review of Sotheby's capital allocation and financial policies may impact its current and future liquidity, financial condition, market capitalization, and business. In addition, the amount and timing of any potential return of capital to shareholders depends on various factors, including the amount of excess cash generated by the business in the future, the ability to continue to debt finance the Finance segment loan portfolio, the business initiatives contemplated and implemented by management, and the amount of capital that may be required to support Sotheby’s future liquidity needs, among other factors. (See "Capital Allocation and Financial Policy Review" and “Liquidity and Capital Resources" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")
A breach of the security measures protecting Sotheby's global network of information systems and those of certain third-party service providers utilized by Sotheby's may occur.
Sotheby's is dependent on a global network of information systems to conduct its business and is committed to maintaining a strong infrastructure to secure these systems. As part of its information systems infrastructure, Sotheby's relies, to a certain extent, upon third-party service providers to perform services related to its live auction bidding platform BIDnowTM, retail wine e-commerce, video broadcasting, website content distribution, and SAP hosting. While these third-party service providers offer unique and specialized information security measures, certain elements of Sotheby's global information system security are outside management's direct control due to the use of these service providers. These third-party service providers are contractually obligated to host and maintain the service in a professional manner, in accordance with the rules and standards generally accepted within the industry. This includes conventional security measures such as firewall, password and encryption protection, breach notification requirements, and PCI practices for credit card processing services. A breach of the security measures protecting Sotheby's information systems could adversely impact its operations, reputation, and brand.
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
Sotheby's business is, in part, dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections. Accordingly, the results of Sotheby's Finance segment are subject to variability from period to period.
The ability of Sotheby's to realize proceeds from the sale of collateral for Finance segment loans may be delayed or limited.
In situations when there are competing claims on the collateral for Finance segment loans and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby's ability to realize proceeds from the sale of its collateral may be limited or delayed.
The value of the property held in inventory and the property pledged as collateral for Finance segment loans is subjective and often fluctuates, exposing Sotheby's to losses and significant variability in its results.
The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of these items is inherently subjective and their realizable value often fluctuates over time. Accordingly, Sotheby's is at risk both as to the realizable value of the property held in inventory and as to the realizable value of the property pledged as collateral for Finance segment loans. In estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management relies on the opinions of Sotheby's specialists, who consider the following complex array of factors when valuing these items: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale, (ii) the supply and demand for the property, taking into account economic conditions and, when relevant, changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist. If there is evidence that the estimated realizable value of a specific item held in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. In addition, if the estimated realizable value of the property pledged as collateral for a Finance segment loan is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. These factors may cause significant variability in Sotheby's results from period to period.

The low rate of historic losses on the Finance segment loan portfolio may not be indicative of future loan loss experience.
Sotheby's has historically incurred minimal losses on the Finance segment loan portfolio. However, despite management's stringent loan underwriting standards, Sotheby's previous loan loss experience may not be indicative of the future performance of the loan portfolio.
The collateral supporting the Finance segment loan portfolio is concentrated within certain collecting categories. A material decline in these markets could impair Sotheby’s ability to collect the principal and interest owed on certain loans and could require repayments of borrowings on such affected loans under Sotheby's revolving credit facility.
The collateral supporting the Finance segment loan portfolio is concentrated within certain collecting categories. Although management believes the Finance segment loan portfolio is sufficiently collateralized due to its current aggregate loan-to-value ratio of 48%, a material decline in these markets could impair Sotheby’s ability to collect the principal and interest owed on certain loans. Additionally, the eligibility of individual Finance segment loans included in the borrowing base of Sotheby's revolving credit facility requires a minimum loan-to-value ratio of 60%. A material decline in the value of Finance segment loan collateral could result in an increase in the loan-to-value ratio above 60% for individual loans and could require repayment of a portion of the borrowings associated with such loans.
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
As discussed above, the market for fine art, decorative art, and jewelry is not a highly liquid trading market and, as a result, the valuation of these items is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of property offered with auction guarantees. If management's judgments about the likely selling prices of property offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results, financial condition, and liquidity. (See Note 18 of Notes to Consolidated Financial Statements for information related to auction guarantees.)
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
Future costs and obligations related to Sotheby's defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets, changes in statutory requirements in the U.K., and actuarial assumptions, each of which is unpredictable and may cause significant variability in Sotheby's employee benefit costs. (See "Critical Accounting Estimates" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 17 of Notes to Consolidated Financial Statements for information related to the U.K. Pension Plan.)
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
Sotheby's maintains insurance coverage for the works of art it owns, works of art consigned by clients, and all other property that may be in Sotheby's custody, which are exhibited and stored at Sotheby's facilities around the world. An inability to adequately insure such works of art due to limited capacity of the global art insurance market could, in the future, have a material adverse impact on Sotheby's business.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
Sotheby’s is headquartered at 1334 York Avenue, New York, New York (the “York Property”). The York Property includes land and approximately 489,000 square feet of building area. The York Property is home to Sotheby’s sole North American auction salesroom and principal North American exhibition space, including S|2, a private sale exhibition gallery. The York Property is also home to the U.S. operations of Sotheby's Finance segment and its corporate offices. The York Property was purchased by Sotheby's on February 6, 2009 for $370 million and, as of December 31, 2014, had a net book value of $268.1 million. Prior to this purchase, Sotheby’s occupied the York Property subject to a 20-year lease which was entered into in conjunction with a sale-leaseback transaction in February 2003.
The York Property is owned subject to a $235 million mortgage, which matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases to 10.6% subsequent to July 1, 2015 unless the mortgage is repaid by that date. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than June 30, 2015. (See Note 9 of Notes to Consolidated Financial Statements for additional information on the York Property Mortgage. Also, see statement on Forward Looking Statements.)
Sotheby’s U.K. operations are centered at New Bond Street, London, where the main salesrooms, exhibition spaces and administrative offices are located. As part of an ongoing multi-year refurbishment initiative, Sotheby's has invested approximately $8 million to enhance the New Bond Street exhibition space and construct an S|2 private sales gallery. Management expects to invest an additional $4 million in 2015 to complete the final phase of this refurbishment project (see statement on Forward Looking Statements). Almost the entire New Bond Street complex is either owned or held under various long-term lease, freehold, and virtual freehold arrangements. (Freeholds are occupancy arrangements in which the property is owned outright by Sotheby’s. Virtual freeholds are occupancy arrangements in which there is a 2,000-year lease with nominal yearly rent payments that cannot be escalated during the term of the lease.) Sotheby's also leases 52,000 square feet for a warehouse facility in Greenford, West London under a lease that expires in 2030.
Below is a table summarizing Sotheby’s ownership, freehold, and lease arrangements related to its London properties as of December 31, 2014 (in thousands of dollars, except for square footage):

	Square Footage	Net Book Value of Land	Net Book Value of Buildings and Building Improvements	Net Book Value of Leasehold Improvements	Total Net Book Value of London Premises
Freeholds and virtual freeholds	96,503	$5,654	$2,163	$27,284	$35,101
Leases with a remaining term greater than 10 years	108,089	—	—	10,520	10,520
All other leases	30,309	—	—	3,355	3,355
Total	234,901	$5,654	$2,163	$41,159	$48,976
Sotheby’s also leases space primarily for Agency segment operations in various locations throughout North America, South America, Continental Europe and Asia, including sales centers in Geneva and Zurich, Switzerland; Milan, Italy, Paris, France, and Hong Kong and Beijing, China.
Management believes Sotheby's worldwide premises are adequate for the current conduct of its business, but has performed a review of its real estate holdings, including the York Property and the New Bond Street premises. As the Board of Directors is currently searching for a new CEO, the results of this review will be further evaluated by the Board in consultation with the new CEO after taking into account the strategic and operating requirements for these locations.
ITEM 3: LEGAL PROCEEDINGS
See Note 16 of Notes to Consolidated Financial Statements for information related to Legal Proceedings.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Information
Quarterly Stock Prices—The principal market for Sotheby’s Common Stock is the NYSE (symbol: BID). As of February 13, 2015, there were 911 holders of record of Sotheby’s Common Stock. The quarterly price ranges on the NYSE of Sotheby’s Common Stock during 2014 and 2013 were as follows:

	2014		2013
	High	Low	High	Low
Quarter Ended
March 31	$53.74	$42.41	$40.49	$33.26
June 30	$44.86	$37.89	$39.60	$32.95
September 30	$44.95	$35.00	$49.60	$37.95
December 31	$44.01	$34.74	$54.00	$48.52
Cash Dividends—The following table summarizes cash dividends declared and paid to shareholders in each of the quarterly periods in 2014 and 2013 (in thousands of dollars, except per share amounts):

	2014		2013
	Per Share	Amount	Per Share	Amount
Quarterly Dividends
1st quarter	$0.10	$6,944	$—	$—
2nd quarter	0.10	6,894	—	—
3rd quarter	0.10	6,899	0.10	6,841
4th quarter	0.10	6,899	0.10	6,913
Total	0.40	27,636	0.20	13,754
Special Dividends
1st quarter	4.34	300,118	—	—
Total dividends	$4.74	$327,754	$0.20	$13,754
In December 2012, the Board of Directors declared and Sotheby's paid accelerated first and second quarter of 2013 dividends totaling $0.20 per share (approximately $13.6 million). This accelerated dividend was intended to be in lieu of dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
On February 26, 2015, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million), payable on March 16, 2015 to shareholders of record as of March 9, 2015. It is the intention of Sotheby’s to continue to pay regular quarterly dividends at a rate of $0.10 per share, subject to approval by the Board of Directors and depending on economic, financial, market, legal, and other conditions at the time. (See statement on Forward Looking Statements.)
Sotheby's has a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation under which there are no limitations on dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no Events of Default, as defined in the credit agreement, (ii) the Aggregate Borrowing Availability, as defined in the credit agreement, equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the credit agreement, equals or exceeds $200 million. (See "Liquidity and Capital Resources" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 9 of Notes to Consolidated Financial Statements for additional information related to Sotheby's credit agreement.)

Special Dividend and Common Stock Repurchase Program—In January 2014, management and the Board of Directors completed a review of Sotheby's capital allocation and financial policies and as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) declared a special dividend of $300 million ($4.34 per share) payable to shareholders of record as of February 12, 2014, and (iii) authorized a 5-year, $150 million Common Stock repurchase program principally to offset the annual vesting of employee share-based payments.
The $300 million special dividend was paid on March 17, 2014 and was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by existing domestic cash balances. In conjunction with this special dividend, dividend equivalents of approximately $11 million were accrued on share-based payments to Sotheby's employees and charged against retained earnings, of which approximately $3.8 million was paid in March 2014. (See Note 14 of Notes to Consolidated Financial Statements for information related to Sotheby's share-based payment programs.)
In conjunction with the Common Stock repurchase program, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated stock buyback agreement that was concluded in March 2014.
In February 2015, the Board of Directors decided it is in Sotheby's best interest to preserve financial flexibility as it searches for a new CEO. The Board of Directors looks forward to working with the new CEO to develop a robust strategic vision to drive long-term growth and believes capital allocation decisions should be considered in conjunction with these plans. Accordingly, Sotheby's Board of Directors concluded that there will currently be no return of capital to shareholders, with the exception of normal quarterly dividends.
Equity Compensation Plans
The following table provides information as of December 31, 2014 related to shares of Sotheby’s Common Stock that may be issued under its existing equity compensation plans, including the Sotheby’s 1997 Stock Option Plan (the “Stock Option Plan”), the Sotheby’s Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”), and the Sotheby’s Amended and Restated Stock Compensation Plan for Non-Employee Directors (the “Directors Stock Plan”):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	1,856	$22.11	3,679
Equity compensation plans not approved by shareholders	—	—	—
Total	1,856	$22.11	3,679
_____________________________________________________________

(1)	See Note 14 of Notes to Consolidated Financial Statements for a description of the material features of Sotheby’s equity compensation plans.

(2)
Includes 1,805,958 shares awarded under the Restricted Stock Unit Plan for which vesting is contingent upon future employee service and/or Sotheby’s achievement of certain profitability targets and 50,000 stock options for which vesting is contingent upon future employee service.

(3)
The weighted-average exercise price includes the exercise price of stock options, but does not take into account 1,805,958 shares awarded under the Restricted Stock Unit Plan, which have no exercise price.

(4)
Includes 3,573,376 shares available for future issuance under the Restricted Stock Unit Plan, 104,100 shares available for issuance under the Stock Option Plan, and 2,482 shares available for issuance under the Directors Stock Plan.

Performance Graph
The following graph compares the cumulative total shareholder return on Sotheby’s Common Stock for the five-year period from December 31, 2009 to December 31, 2014 with the cumulative return of the Standard & Poor’s Global Luxury Index (the "S&P Global Luxury Index"), which is a line-of-business index largely composed of companies whose products and services appeal to a segment of the population consistent with Sotheby's clients and the Standard & Poor's MidCap 400 Stock Index (the “S&P MidCap 400”).
The graph reflects an investment of $100 in Sotheby’s Common Stock, the S&P Global Luxury Index, and the S&P MidCap 400 on December 31, 2009, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Sotheby's	$100.00	$201.51	$128.56	$153.88	$244.54	$218.31
S&P Global Luxury Index	$100.00	$144.70	$142.14	$179.70	$243.65	$232.55
S&P MidCap 400	$100.00	$126.65	$124.47	$146.71	$195.89	$215.01

ITEM 6: SELECTED FINANCIAL DATA

Year ended December 31	2014	2013		2012	2011	2010
	(Thousands of dollars, except per share data)
Income Statement Data:
Revenues:
Agency	$825,126	$793,639		$717,231	$791,738	$731,021
Principal	69,958	30,638		26,180	21,790	29,092
Finance	33,013	21,277		17,707	12,038	9,685
License fees	8,484	6,902		6,124	5,228	3,682
Other	1,472	1,222		1,250	1,042	829
Total revenues	$938,053	$853,678		$768,492	$831,836	$774,309
Net interest expense (a)	$(33,306)	$(39,911)		$(42,879)	$(37,496)	$(45,080)
Net income attributable to Sotheby's	$117,795	$130,006		$108,292	$171,416	$160,950
Basic earnings per share	$1.69	$1.90		$1.59	$2.52	$2.37
Diluted earnings per share	$1.68	$1.88		$1.57	$2.46	$2.34
Cash dividends declared per share	$4.74	$0.20		$0.52	$0.23	$0.20
Statistical Metrics:
Net Auction Sales (b)	$5,151,419	$4,338,948		$3,809,656	$4,240,573	$3,644,764
Auction Commission Margin (c)	14.7%	15.9%		16.3%	16.6%	18.3%
Private Sales (d)	$624,511	$1,179,038		$906,510	$814,581	$494,505
EBITDA (e)	$256,776	$245,066		$220,640	$286,596	$288,323
Adjusted EBITDA (e)	$298,613	$246,438		$235,658	$292,955	$294,560
Balance Sheet Data:
Working capital (f)	$610,315	$829,784		$706,244	$728,984	$573,020
Average Loan Portfolio (g)	$583,304	$433,619		$335,898	$219,785	$181,585
Total assets	$3,134,820	$2,893,546		$2,575,095	$2,399,414	$2,178,628
Credit facility borrowings	$445,000	$—	—	$—	$—	$—
Long-term debt, net (f)	$300,000	$515,148		$515,197	$464,552	$472,862
Total equity	$878,238	$1,139,665		$992,826	$903,667	$771,508

Legend:
(a)	Represents interest expense less interest income.
(b)	Represents the total hammer price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
(e)
See "Non-GAAP Financial Measures" below under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.

(f)
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases to 10.6% subsequent to July 1, 2015 unless the mortgage is repaid by that date. Accordingly, the $218.7 million carrying value of the York Property Mortgage is classified as a current liability on Sotheby's Consolidated Balance Sheet as of December 31, 2014 and included in the calculation of working capital as of that date. As of December 31, 2013, 2012, 2011, and 2010, the carrying value of the York Property Mortgage included in long-term debt, net was approximately $215 million. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than June 30, 2015.

(g)	Represents the average Finance segment loan portfolio outstanding during the period.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Sotheby's Business
Sotheby’s is a global art business whose operations are organized under three segments: Agency, Principal, and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The Principal segment earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby’s. The Finance segment earns interest income through art-related financing activities by making loans to certain collectors and dealers that are secured by works of art.
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
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby's primary global competitor is Christie’s, a privately held, French-owned, auction house. In response to the competitive environment, Sotheby’s may offer consignors a variety of financial inducements such as auction commission sharing arrangements and auction guarantees as a means to secure high-value consignments. Although these inducements may lead to a higher level of auction consignments, they put pressure on auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the pressure on auction commission margins, from time-to-time Sotheby’s adjusts its commission rate structures. In addition, Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements such as irrevocable bids under which a counterparty commits to bid a predetermined price on the guaranteed property.
Sotheby's is a service business in which the ability of its employees to source high-value works of art and develop and maintain relationships with potential sellers and buyers of works of art is essential to its success. Sotheby's business is highly dependent upon attracting and retaining qualified personnel and employee compensation is its most substantial operating expense. Sotheby’s also incurs significant costs to promote, conduct, and complete its auctions, as well as general and administrative expenses to support its global operations. While a large portion of Sotheby’s expenses are fixed, certain categories of expense are variable, with sale marketing costs dependent upon the volume of auction activity and certain elements of employee compensation a function of Sotheby’s profitability.
Industry Trends
In late 2009, the global art market began a period of expansion that has resulted in some of the most profitable years in Sotheby’s history, and the art market has remained strong to date. A significant driver of the expansion of the global art market and Sotheby’s profitability during this period has been the growth of the Contemporary and Asian art markets, as well as increased demand for art from clients in China and other emerging markets across several collecting categories.
As the global art market has grown, the value of the property sold by Sotheby's has increased and the competitive environment between Sotheby’s and Christie’s has intensified. These factors have resulted in a decline in auction commission margins over the past few years, with the competitive environment for high-value consignments causing an increase in the use of auction commission sharing arrangements and an increase in the use of auction guarantees, sometimes without the protection of irrevocable bids.
To help mitigate the recent decline in auction commission margins, in March 2013 and again in February 2015, management enacted increases in Sotheby’s buyer’s premium rate structure. (See "Auction Commission Margin" within the discussion of Agency segment results below.)

To further leverage the growth of the global art market witnessed in recent years, Sotheby’s has developed its presence in emerging markets and implemented initiatives to grow private sales. In the emerging markets, Sotheby’s has deepened its relationships with Chinese art collectors by implementing regional marketing initiatives, investing in new staff with requisite skills to service Asian clients, and expanding its facilities in Hong Kong. Elsewhere, Sotheby’s has pursued opportunities in emerging markets such as Russia, the Middle East, and South America. In the private sales arena, over the past several years, Sotheby’s has committed additional management and specialist talent and opened dedicated private sale exhibition galleries in New York, London and Hong Kong, branded as S|2 and focused on selling Contemporary Art.
Along with the recent growth in the global art market and Sotheby’s revenues, operating expenses also increased. In response, in late 2013, management completed a review of its cost structure and identified opportunities for cost savings in 2014 across various categories of expense including auction direct costs, marketing expenses, professional fees and other categories of general and administrative expense. In addition, throughout 2014, management took other actions resulting in incremental cost savings within these categories of expense. Furthermore, in July 2014, Sotheby's announced a restructuring plan, which has resulted in staff reductions, the majority of savings from which are being reinvested through the addition of new staff in collecting categories and activities with the highest growth opportunity in the future. Management estimates that the reinvestment in various growth initiatives in 2015, along with expected increases in the cost of doing business, will result in a net increase in expenses when compared to 2014. (See "Management's Cost Control Programs" below and statement on Forward Looking Statements.)
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales represented 79% and 83% of total Net Auction Sales in 2014 and 2013, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in these years. Accordingly, Sotheby's financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the art auction market. (See Note 25 of Notes to Consolidated Financial Statements for Sotheby's quarterly results for the years ended December 31, 2014 and 2013.)
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

(1)
Valuation of Inventory and Loan Collateral—The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of these items is inherently subjective and their realizable value often fluctuates over time.

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
In estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management relies on the opinions of Sotheby's specialists, who consider the following complex array of factors when valuing these items: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account economic conditions and, where relevant, changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist.

Due to the inherent subjectivity involved in estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management's estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale.
(2) Accounts Receivable—Accounts receivable principally includes amounts due from buyers as a result of auction and private sale transactions. The recorded amount reflects the purchase price of the property, including Sotheby's commission. Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer, provided that the property has not been released to the buyer. If a buyer defaults on payment, the sale may be cancelled and the property will be returned to the consignor. Management continually evaluates the collectability of amounts due from individual buyers and, if management determines that it is probable that a buyer will default, a cancelled sale is recorded in the period in which that determination is made and the associated accounts receivable balance, including Sotheby's auction commission, is reversed. Management's judgments regarding the collectability of accounts receivable are based on an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Management's judgments with respect to the collectability of amounts due from buyers for auction and private sale purchases may prove, with the benefit of hindsight, to be incorrect. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction. (See Note 5 of Notes to Consolidated Financial Statements for information related to accounts receivable.)
(3) Pension Obligations—The pension obligations related to Sotheby's U.K. defined benefit pension plan (the “U.K. Pension Plan”) are based on an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including those related to the discount rate, the expected long-term rate of return on plan assets, future inflation, future annual compensation increases, and mortality, which are reviewed and updated, as appropriate, on at least an annual basis. In developing these assumptions and estimates, management considers current market conditions, market indices, and other relevant data.
The discount rate represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a yield curve for a selection of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate as of December 31, 2013 that was used to calculate the $0.7 million net pension benefit recorded in 2014 was 4.4%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.6 million. As of December 31, 2014, the discount rate used to calculate the $381.9 million benefit obligation was 3.5%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in the benefit obligation of approximately $7.4 million.
The expected long-term rate of return is weighted according to the composition of invested assets and is based on expected future appreciation, as well as dividend and interest yields currently available in the equity and bond markets. In particular, the expected rate of return for growth assets represents management's best estimate of annualized long-term returns by asset class. The expected rate of return on debt securities is based on interest yields currently available on long-dated U.K. government bonds and highly-rated corporate bonds. Where funds are actively managed, no allowance is made in the expected rate of return for potential market out-performance by fund managers. The expected long-term rate of return on plan assets used to calculate the $0.7 million net pension benefit recorded in 2014 was 6.1%. A hypothetical increase or decrease of 0.25% in this assumption would result in a decrease or increase in net annual pension cost of approximately $1 million.
The assumption for future annual compensation increases is determined after considering historical salary data for Sotheby's U.K. employees and management's expectations for future salary growth, as well as current economic data for inflation. The assumption for future annual compensation increases used to calculate the $0.7 million net pension benefit recorded in 2014 was 4.6%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in net annual pension cost of approximately $0.4 million. As of December 31, 2014, the assumption for future annual compensation increases used to calculate the $381.9 million benefit obligation was 4.1%. A hypothetical increase or decrease of 0.25% in this assumption would result in an increase or decrease in the benefit obligation of approximately $2.1 million.
Assumed mortality rates are based upon standardized data tables used by actuaries in the U.K., taking into account the demographics of U.K. Pension Plan members and allowances for longer future life expectancies. A hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in net pension cost of approximately $0.6 million. Additionally, a hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in the benefit obligation of approximately $4.5 million.

As of December 31, 2014 and 2013, the accumulated after-tax net loss related to the U.K. Pension Plan that has not yet been recognized in Sotheby's Consolidated Income Statements was approximately ($44) million and ($38.6) million, respectively, and is reflected in the Shareholders' Equity section of Sotheby' Consolidated Balance Sheets within accumulated other comprehensive loss. Unrecognized pension losses are generally the result of: (i) actual results being different from previous actuarial assumptions and/or (ii) changes in actuarial assumptions between balance sheet dates. The ($9.8) million after-tax net loss incurred in 2014 is the result of a decrease in the discount rate from 4.4% to 3.5%, partially offset by a better than expected return on plan assets and a decrease in the assumption for expected future inflation.
In periods when the unrecognized pre-tax loss reflected in Shareholders' Equity exceeds 10% of the greater of: (i) the market-related value of plan assets or (ii) the benefit obligation, the excess amount is amortized as a component of future net pension cost over the average expected remaining service period of active plan participants, which is approximately 11.7 years. It is expected that approximately $3.2 million ($4 million, pre-tax) of the ($44) million after-tax net loss related to the U.K. Pension Plan will be recognized as a component of the net pension expense for the year ended December 31, 2015. (See statement on Forward Looking Statements.)
(See Note 17 of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan.)

(4)
Income Taxes—The provision for income taxes involves a significant amount of management judgment regarding the interpretation of the relevant facts and laws in the many jurisdictions in which Sotheby's operates. Future changes in applicable laws, projected levels of taxable income, estimates of U.S. and foreign cash, working capital and investment needs, and tax planning could change Sotheby's effective tax rate and recorded tax balances.

As of December 31, 2014, Sotheby's had net deferred tax assets of $47.4 million, primarily resulting from deductible temporary differences which will reduce taxable income in future periods over a number of years. Included in this net deferred tax asset is a valuation allowance of $2.2 million to reduce Sotheby's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on Sotheby's effective income tax rate and results. Conversely, should management determine that Sotheby's will be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would have a favorable impact on Sotheby's effective income tax rate and results in the period such determination was made.
Accounting for income taxes requires that incremental income taxes on the undistributed earnings of foreign subsidiaries be accounted for as a deferred tax liability unless management can assert that those earnings are indefinitely reinvested outside of the U.S. Beginning in 2014, the current earnings of Sotheby's foreign subsidiaries are not considered by management to be indefinitely reinvested outside of the U.S., and a deferred tax liability for incremental income taxes has been recorded on those earnings. However, Sotheby’s has not recognized a deferred tax liability for incremental income taxes on the undistributed foreign earnings generated prior to 2014 which management has determined to be indefinitely reinvested outside the U.S. The determination that foreign earnings are indefinitely reinvested is based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of Sotheby’s foreign and domestic subsidiaries. Material changes in Sotheby’s estimates of cash, working capital, and investment needs in the various jurisdictions in which it operates could require repatriation of foreign earnings previously considered to be indefinitely reinvested, which would be subject to incremental income taxes and applicable non-U.S. income and withholding taxes.

Due to the global complexity of tax regulation, Sotheby's records liabilities to address potential exposures involving uncertain tax positions that management has taken, or expects to take, on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications and interpretations of income tax related statutes, rules, and regulations. As of December 31, 2014, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $22.8 million. Management believes that Sotheby's recorded tax liabilities are adequate to cover all open years based on an assessment of the relevant facts and circumstances. This assessment involves assumptions and significant judgments about future events and potential actions by taxing authorities, as well as an evaluation of past experiences. The cost of the ultimate resolution of these matters may be greater or less than the liability that Sotheby's has recorded. To the extent that management's opinion as to the outcome of these matters changes, income tax expense will be adjusted accordingly in the period in which such a determination is made. Sotheby's recognizes interest and penalties related to income taxes as income tax expense.
(See discussion of “Income Tax Expense” below, as well as Notes 10 and 11 of Notes to Consolidated Financial Statements.)

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
This discussion should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements, which provides financial information about Sotheby's segments.
Overview
In 2014, Sotheby’s reported operating income of $226 million, which represents a $3.5 million (2%) increase when compared to 2013, as current year results include $41.8 million in charges associated with shareholder activism, restructuring, and CEO transition. Excluding these items, Sotheby's reported Adjusted Operating Income* of $267.9 million, representing a $43.9 million (20%) improvement over the prior year. The improvement in Adjusted Operating Income* reflects the continuing strength of the global art market, with Agency segment revenues improving $31.5 million (4%). Also favorably impacting the comparison to the prior year are a number of cost reduction initiatives implemented by management throughout 2014. These initiatives resulted in a lower ratio of auction direct costs as a percentage of Net Auction Sales, savings in general and administrative and marketing expenses, and also helped contain full-time salary costs.
In 2014, Sotheby’s reported net income of $117.8 million, which represents a $12.2 million (9%) decrease when compared to 2013, as current year results include the impact of the charges noted in the previous paragraph. Excluding these items, Sotheby's reported Adjusted Net Income* of $142.4 million, representing an $11.6 million (9%) improvement over the prior year. As discussed in more detail below under "Income Tax Expense," the comparison of Sotheby's after-tax results to the prior year is significantly influenced by the effective income tax rate for the period, which increased from 30% to approximately 39%.
See the discussion below for greater detail on the significant factors impacting Sotheby’s 2014 results and the comparison to 2013.
Outlook
The global art market continues to reflect strong demand and high prices. In this strong market, the competitive environment for high-value consignments is robust and auction commission margins remain under pressure.
______________________

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.

Results of Operations for the Years Ended December 31, 2014 and 2013
The table below presents a summary of Sotheby’s consolidated results of operations for 2014 and 2013, as well as a comparison between the two years (in thousands of dollars):

			Favorable/(Unfavorable)
	2014	2013	$ / % Change	% Change
Revenues:
Agency	$825,126	$793,639	$31,487	4%
Principal	69,958	30,638	39,320	*
Finance	33,013	21,277	11,736	55%
License fees	8,484	6,902	1,582	23%
Other	1,472	1,222	250	20%
Total revenues	938,053	853,678	84,375	10%
Expenses:
Agency direct costs	86,524	84,594	(1,930)	(2%)
Cost of Principal revenues	68,037	30,307	(37,730)	*
Cost of Finance revenues	8,740	—	(8,740)	N/A
Marketing	16,566	22,487	5,921	26%
Salaries and related	310,934	297,450	(13,484)	(5%)
General and administrative (a)	158,796	175,458	16,662	9%
Depreciation and amortization	20,575	19,435	(1,140)	(6%)
Special charges, net (b)	20,008	1,372	(18,636)	*
Restructuring charges, net (c)	14,238	—	(14,238)	N/A
CEO separation costs (d)	7,591	—	(7,591)	N/A
Total expenses	712,009	631,103	(80,906)	(13%)
Operating income	226,044	222,575	3,469	2%
Net interest expense (e)	(33,306)	(39,911)	6,605	17%
Other income	283	3,029	(2,746)	(91%)
Income before taxes	193,021	185,693	7,328	4%
Equity in earnings of investees, net of tax	732	15	717	*
Income tax expense	75,761	55,702	(20,059)	(36%)
Net income	117,992	130,006	(12,014)	(9%)
Less: Net income attributable to noncontrolling interest	197	—	197	N/A
Net income attributable to Sotheby's	$117,795	$130,006	$(12,211)	(9%)
Diluted earnings per share - Sotheby's common shareholders	$1.68	$1.88	$(0.20)	(11%)
Statistical Metrics:
Aggregate Auction Sales (f)	$6,075,345	$5,127,155	$948,190	18%
Net Auction Sales (g)	$5,151,419	$4,338,948	$812,471	19%
Private Sales (h)	$624,511	$1,179,038	$(554,527)	(47%)
Consolidated Sales (i)	$6,740,114	$6,336,831	$403,283	6%
Adjusted Expenses (j)	$602,135	$599,424	$(2,711)	—%
Adjusted Operating Income (j)	$267,881	$223,947	$43,934	20%
Adjusted Net Income (j)	$142,398	$130,761	$11,637	9%
Adjusted Diluted Earnings Per Share (j)	$2.03	$1.89	$0.14	7%
EBITDA (j)	$256,776	$245,066	$11,710	5%
Adjusted EBITDA (j)	$298,613	$246,438	$52,175	21%
EBITDA Margin (j)	27.4%	28.7%	(1.3%)	N/A
Adjusted EBITDA Margin (j)	31.8%	28.9%	2.9%	N/A
Effective income tax rate	39.2%	30.0%	(9.2%)	N/A

Legend:
*	Represents a change in excess of 100%.
(a)
In Sotheby's 2013 Form 10-K, professional fees included $1.4 million of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism. These costs became material in 2014 and, as a result, were reported separately within special charges. The costs incurred in 2013 related to these issues have been reclassified to special charges in this Form 10-K to ensure comparability.

(b)
Consists of expenses directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC ("Third Point"), as well as the related shareholder litigation, net of a $4.6 million insurance recovery recognized in 2014.

(c)	Consists of employee termination benefits and lease exit costs associated with the restructuring plan approved by Sotheby's Board of Directors in July 2014.
(d)	Consists of compensation-related costs associated with the resignation of William F. Ruprecht as Sotheby's CEO.
(e)	Represents interest expense less interest income.
(f)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(g)	Represents the total hammer price of property sold at auction.
(h)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(i)
Represents the sum of Aggregate Auction Sales, Private Sales, and Principal revenues. For the purposes of this calculation, the amount of Aggregate Auction Sales related to the sale of Principal segment inventory at Sotheby's auctions is eliminated. In 2014, such sales totaled $29.7 million.

(j)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.

Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The tables below present a summary of Agency segment gross profit and related statistical metrics for 2014 and 2013 (in thousands of dollars):

				Favorable / (Unfavorable)
	2014		2013	$ / % Change	% Change
Agency revenues:
Auction commissions	$758,213		$687,853	$70,360	10%
Private sale commissions	60,183		88,171	(27,988)	(32%)
Auction guarantee and inventory activities	(15,462)		(2,186)	(13,276)	*
Other Agency revenues	22,192		19,801	2,391	12%
Total Agency revenues	825,126		793,639	31,487	4%
Agency direct costs:
Auction direct costs	79,677		77,078	(2,599)	(3%)
Private sale expenses	6,847		7,516	669	9%
Total Agency direct costs	86,524		84,594	(1,930)	(2%)
Intersegment costs (a)	9,005		9,951	946	10%
Agency segment gross profit (b)	$729,597		$699,094	$30,503	4%
Statistical Metrics:
Aggregate Auction Sales (c)	$6,075,345		$5,127,155	$948,190	18%
Net Auction Sales (d)	$5,151,419		$4,338,948	$812,471	19%
Items sold at auction with a hammer price greater than $1 million	743	620	620	123	20%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$3,188,811		$2,623,378	$565,433	22%
Items sold at auction with a hammer price greater than $2 million	408	—	307	101	33%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$2,720,525	—	$2,182,127	$538,398	25%
Auction Commission Margin (e)	14.7%		15.9%	(1.2%)	N/A
Auction direct costs as a percentage of Net Auction Sales	1.55%		1.78%	0.23%	N/A
Private Sales (f)	$624,511		$1,179,038	$(554,527)	(47%)

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below the Finance segment's target rate, as well as facility fees charged by the Finance segment for secured loans where no facility fee is collected from the borrower.

(b)
The calculation of Agency segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Consolidated Financial Statements.

(c)	Represents the total hammer price of property sold at auction plus buyer's premium.
(d)	Represents the total hammer price of property sold at auction.
(e)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.

Overview—In 2014, Agency segment gross profit improved by $30.5 million (4%) due to a 10% increase in auction commission revenues, which was the result of a 19% increase in Net Auction Sales, partially offset by a decline in Auction Commission Margin from 15.9% to 14.7%. The comparison of Agency segment gross profit between the current and prior year also benefits from a significant reduction in auction direct costs as a percentage of Net Auction Sales from 1.78% to 1.55%. Despite the overall improvement in Agency segment gross profit, in 2014, there was a $28 million (32%) decrease in private sale commissions when compared to the prior year. See the discussion below for an explanation of the significant factors impacting the comparison between the two years.
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
In 2014, auction commission revenues improved $70.4 million (10%) due to an $812.5 million (19%) increase in Net Auction Sales, partially offset by a decline in Auction Commission Margin from 15.9% to 14.7%. In 2014, auction commission revenues were also favorably impacted by changes in foreign currency exchange rates, which contributed $11.7 million to the overall increase versus the prior year. Excluding the impact of foreign currency exchange rate changes, auction commission revenues increased $58.7 million (9%) in 2014. See "Net Auction Sales" and "Auction Commission Margin" below for a more detailed discussion of these statistical metrics.
Net Auction Sales—In 2014, Net Auction Sales increased $812.5 million (19%) as a result of the performance in the following collecting categories (in millions of dollars):

	$ Increase	% Increase
Impressionist and Modern Art	$286.3	30%
Contemporary Art	261.3	22%
Old Master and British Paintings and Drawings	80.2	35%
Jewelry	46.0	10%
Other fine art, decorative art and collectibles	138.7	9%
Total	$812.5	19%
The increase in Net Auction Sales is aided by a 66% increase in sales attributable to single-owner collections. Most notably, Property from the Collection of Mrs. Paul Mellon was sold at various auctions during the fourth quarter of 2014 and contributed $188.8 million in Net Auction Sales across the collecting categories in the table above.
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be adversely impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment, as well as by Sotheby's use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. (See Note 18 of Notes to Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.)
In 2014, Auction Commission Margin decreased from 15.9% to 14.7% due to the competitive environment for high-value consignments, which resulted in the increased use of auction guarantees that in certain situations resulted in guaranteed property selling for less than the guaranteed price, necessitating the use of all or a portion of Sotheby's buyer's premium to reduce the losses on the transactions. In addition, in 2014, sales mix adversely impacted Auction Commission Margin, as there was a shift in the proportion of property sold to the higher price bands of Sotheby's buyer's premium rate structure. The competitive environment also resulted in a higher level of buyer's premium shared with consignors.

In order to enhance revenue and strengthen auction commission margins, Sotheby’s enacted a new buyer's premium rate structure that became effective February 1, 2015 that is generally 25% on the first $200,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $200,000 up to and including $3 million; and 12% on any remaining amount above $3 million. The hammer (sale) price thresholds in other currencies have been adjusted in a commensurate manner. The previous buyer’s premium rate structure, which was in effect since March 15, 2013, was 25% on the first $100,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $100,000 up to and including $2 million; and 12% on any remaining amount above $2 million.
Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby’s acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Because private sales are individually negotiated non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues. In 2014, despite a 43% increase in the number of transactions, private sale commission revenues decreased $28 million (32%) as prior year results included a significant number of non-recurring high-value transactions.
Auction Guarantee and Inventory Activities— Auction guarantee and inventory activities consists mainly of gains and losses related to auction guarantees, including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction; (ii) writedowns to the carrying value of previously guaranteed property that initially failed to sell at auction, and (iii) recoveries and losses on the eventual sale of previously guaranteed property that initially failed to sell at auction.
In 2014, the net loss from Sotheby's auction guarantee and inventory activities increased by $13.3 million principally due to losses incurred on certain guaranteed property offered at auction during the current year. When evaluating the performance of Sotheby's portfolio of auction guarantees, management takes into consideration the total net revenue earned on guaranteed property offered at auction, which includes any auction commission revenues earned, as well as any guarantee overage or shortfall. On this basis, in 2014, Sotheby's portfolio of auction guarantees was profitable.
Other Agency Revenues—Other Agency revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to consignors for property withdrawn prior to auction, fees charged to clients for catalogue production and insurance, catalogue subscription revenues and advertising revenues. In 2014, Other Agency revenues increased $2.4 million (12%) due in part to a $1.7 million fee earned in the first quarter on a sale brokered by a third party for which there was no comparable amount earned in the prior year.
Agency Direct Costs—In 2014 and 2013, Agency direct costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2014	2013	$ / % Change	% Change
Auction direct costs:
Sale marketing	$34,979	$34,669	$(310)	(1%)
Shipping	13,208	12,912	(296)	(2%)
Sale venue	14,522	14,532	10	—%
Other	16,968	14,965	(2,003)	(13%)
Total auction direct costs	79,677	77,078	(2,599)	(3%)
Private sale expenses	6,847	7,516	669	9%
Total Agency direct costs	$86,524	$84,594	$(1,930)	(2%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.55%	1.78%	0.23%	N/A

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

In 2014, auction direct costs as a percentage of Net Auction Sales decreased from 1.78% to 1.55% when compared to the prior year as management leveraged the efficiencies and spending controls that were implemented throughout the year, particularly in catalogue production. These efforts limited the year-over-year increase in auction direct costs in 2014 to 3% on a 19% increase in Net Auction Sales, with the overall increase in auction direct costs resulting from higher sale advertising and promotion costs, unfavorable changes in foreign currency exchange rates, and unfavorable property loss and damage experience.
(See "Management's Cost Control Programs" below for forward looking information with respect to the level of auction direct costs anticipated for 2015.)
Private Sale Expenses—Private sale expenses consist largely of exhibition and sale marketing costs. In 2014, the $0.7 million (9%) decrease in private sale expenses is reflective of the reduced aggregate value of private sales in the period.
Principal Segment
The activities of the Principal segment include the sale of artworks that have been purchased opportunistically by Sotheby's, including property acquired for sale at auction in the near term in lieu of the Agency segment providing an auction guarantee to a potential consignor. To a lesser extent, the activities of the Principal segment also include retail wine sales and the activities of Acquavella Modern Art, an equity investee. Also, under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid and any profit or loss is shared by Sotheby's and the art dealer according to their respective ownership interests.
The Principal segment also holds the remaining inventory of Noortman Master Paintings, an art dealer that was owned and operated by Sotheby's from its acquisition in June 2006 until its closure in December 2013. As of December 31, 2014, the carrying value of NMP's remaining inventory was $6.1 million, representing a $5 million (45%) decrease when compared to December 31, 2013 principally as a result of sales completed during the period. Management is continuing to execute its plans for further sales of NMP’s remaining inventory.
The table below summarizes Principal segment gross profit for 2014 and 2013 (in thousands of dollars):

			Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Principal revenues	$69,958	$30,638	$39,320	*
Cost of Principal revenues	(68,037)	(30,307)	(37,730)	*
Principal gross profit (a)	$1,921	$331	$1,590	*

Legend:
*	Represents a change in excess of 100%.
(a)
The calculation of Principal segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income (loss) before taxes as reported in Note 4 of Notes to Consolidated Financial Statements.

The increase in Principal revenues and cost of Principal revenues in 2014 is largely due to sales of property acquired from a potential consignor in lieu of the Agency segment providing an auction guarantee. The improvement in Principal segment gross profit is primarily due to a $0.8 million decrease in inventory writedowns when compared to the prior year and an increase in the number of profitable sales of items purchased for investment purposes.

Finance Segment
The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment of Sotheby's (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). (See Note 5 of Notes to Consolidated Financial Statements for additional information related to Finance segment loans.) Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility in February 2014 has allowed management to debt fund a substantial portion of pre-existing loans and fund further growth of the loan portfolio. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate.
As of December 31, 2014, outstanding borrowings under the Finance segment's dedicated revolving credit facility totaled $445 million and the loan portfolio balance was $644 million, yielding a leverage ratio of 69%. The shortfall versus management's originally targeted leverage ratio of 85% is due to certain loans that do not qualify for debt financing under the Finance segment's dedicated revolving credit facility and funding inefficiencies related to foreign loans resulting from the level of Sotheby's foreign cash balances. In February 2015, management reduced its targeted return on equity for the Finance segment from 20% to 15% to allow for additional investment to drive growth.
(See "Capital Allocation and Financial Policy Review" and "Liquidity and Capital Resources" below. Also, see statement on Forward Looking Statements.)
The table below presents a summary of Finance segment gross profit and related statistical metrics for 2014 and 2013, as well as a comparison between the two years (in thousands of dollars):

			Favorable / (Unfavorable)
	2014	2013	$ / % Change	% Change
Finance revenues:
Client Paid:
Interest	$29,477	$19,767	$9,710	49%
Facility fees	3,536	1,510	2,026	*
Total client paid revenues	33,013	21,277	11,736	55%
Intersegment revenues:
Interest (a)	6,796	7,959	(1,163)	(15%)
Facility fees (b)	2,209	1,992	217	11%
Total intersegment revenues	9,005	9,951	(946)	(10%)
Total Finance revenues	42,018	31,228	10,790	35%
Cost of Finance revenues (c)	8,740	1,090	(7,650)	N/A
Finance segment gross profit (d)	$33,278	$30,138	$3,140	10%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$644,441	$474,433	$170,008	36%
Average Loan Portfolio (f)	$583,304	$433,619	$149,685	35%
Credit Facility Borrowings Outstanding (g)	$445,000	$—	$445,000	N/A
Average Credit Facility Borrowings (h)	$306,448	$—	$306,448	N/A
Finance Revenue Margin (i)	7.2%	7.2%	—%	N/A
Finance Segment Leverage Ratio (j)	69.1%	—%	69.1%	N/A

Legend:
*	Represents a change in excess of 100%.
(a)	Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate.
(b)	Represents facility fees earned from the Agency segment for secured loans where no facility fee is collected from the borrower.
(c)
In 2014, the cost of Finance revenues includes borrowing costs related to the Finance segment's revolving credit facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees. In 2013, the cost of Finance revenues includes intersegment borrowing costs related to the funding of the loan portfolio.

(d)
The calculation of Finance segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, depreciation and amortization expense, and intercompany charges from Sotheby's global treasury function. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Consolidated Financial Statements.

(e)	Represents the period ending loan portfolio balance.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the period ending balance of borrowings outstanding under the Finance segment's revolving credit facility.
(h)	Represents average borrowings outstanding during the period under the Finance segment's revolving credit facility.
(i)	Represents the annualized rate of return of Finance revenues in relation to the Average Loan Portfolio.
(j)	Calculated as Credit Facility Borrowings Outstanding divided by the Loan Portfolio Balance.
The improvement in Finance segment gross profit in 2014 reflects the continued growth of the client loan portfolio, which is a result of a number of factors, including an increase in the demand for art-related financing, the increased ability to fund loans through revolving credit facility borrowings, the relatively low nominal interest rate environment, and the improved global reach of Sotheby's art-financing business. The overall improvement in Finance segment gross profit is partially offset by the cost of revolving credit facility borrowings as management began the process of debt-financing the loan portfolio after establishing the Finance segment's dedicated revolving credit facility in February 2014.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand, consisting of corporate marketing activities and client service initiatives, as well as strategic sponsorships of and charitable donations to cultural institutions. In 2014, marketing expenses decreased $5.9 million (26%), reflecting increased efficiencies, enhanced spending controls, and a more targeted approach to spending on strategic sponsorships of and charitable donations to museums and other cultural institutions. To a lesser extent, the comparison to the prior year is favorably impacted by one-time promotional costs of $0.8 million incurred in the prior year related to Sotheby's 40th Anniversary in Hong Kong.
(See "Management's Cost Control Programs" below for forward looking information with respect to the level of marketing expenses anticipated for 2015.)

Salaries and Related Costs
In 2014 and 2013, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2014	2013	$ / % Change	% Change
Full-time salaries	$150,110	$142,503	$(7,607)	(5%)
Incentive compensation expense	63,672	58,573	(5,099)	(9%)
Share-based payment expense	23,470	22,350	(1,120)	(5%)
Payroll taxes	23,631	21,992	(1,639)	(7%)
Employee benefits	29,651	32,415	2,764	9%
Other compensation expense	20,400	19,617	(783)	(4%)
Total salaries and related costs	$310,934	$297,450	$(13,484)	(5%)
Statistical Metric:
Salaries and related costs as a % of revenues	33.1%	34.8%	1.7%	N/A
In 2014, changes in foreign currency exchange rates increased salaries and related costs by $2.9 million when compared to the prior year. Excluding the impact of foreign currency exchange rate changes, salaries and related costs increased $10.6 million (4%) in 2014.
See the discussion below for a detailed explanation of the significant factors impacting the comparison of the various elements of salaries and related costs between 2014 and 2013.
Full-Time Salaries—In 2014, full-time salaries increased by approximately 5% when compared to the prior year partially due to the impact of mid-year strategic headcount and salary increases in 2013 which were implemented in part to support Sotheby's growth in Asia. In addition, targeted salary and headcount increases taking effect in 2014 contributed to the growth of full-time salaries versus the prior year. These increases were marginally offset by headcount reductions carried out in the second half of 2014 as a result of the 2014 Restructuring Plan (see "Restructuring Charges, Net" below).
Also contributing to the higher level of full-time salaries in 2014 are changes in foreign currency exchange rates, which contributed $2.1 million to the year-over-year increase. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased by approximately 4% in 2014 when compared to the prior year.
(See "Management's Cost Control Programs" below for forward looking information with respect to the level of full-time salaries anticipated for 2015.)
Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's incentive compensation program. The amount of incentive compensation paid under this program is awarded based upon the recommendation of the Compensation Committee to the Board of Directors after assessing Sotheby's annual earnings, as measured by Adjusted EBITDA*. In addition, incentive compensation includes amounts awarded to employees for brokering certain eligible private sale transactions under a formula established by the Compensation Committee.
In 2014, the increase in incentive compensation expense is principally due to the higher level of Adjusted EBITDA* relative to the prior year, partially offset by lower private sale incentive costs resulting from a decline in private sale commission revenues.

________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure.

Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, restricted stock units, and stock options. Equity compensation awards are granted annually in the first quarter of the year, primarily under Sotheby's incentive compensation program, with the annual award value generally dependent upon the level of Sotheby’s financial results for the prior year. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of units ultimately expected to vest as a result of employee service. In addition, for performance share units, the amount and timing of expense recognition is significantly impacted by management’s quarterly assessment of the likelihood and timing of achieving certain profitability targets.
In 2014, share-based payment expense increased by $1.1 million (5%) reflecting management's assessment of the number of performance-based equity compensation units expected to vest. (See Note 14 of Notes to Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. On a consolidated basis, cost increases (decreases) related to the DCP liability are largely offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Consolidated Income Statements within other income.
In 2014, employee benefit costs decreased $2.8 million (9%) as lower non-restructuring related severance costs and a decline in DCP investment performance are partially offset by the impact of the headcount, salary and incentive compensation increases discussed above, as well as a higher level of claims under Sotheby's U.S. health insurance plans and higher pension costs in the U.K. (For information regarding other non-restructuring related severance costs incurred in 2014, see "CEO Separation Costs" below.)
For the year ending December 31, 2015, the net cost associated with the U.K. defined benefit plan is expected to increase $2.3 million primarily due to an increase in the required amortization of prior year actuarial losses. (See statement on Forward Looking Statements.)
Other Compensation Expense—Other compensation expense typically includes expense related to certain retention-based, new-hire and other employment arrangements, as well as the cost of temporary labor and overtime. Other compensation expense increased $0.8 million (4%) in 2014 primarily as a result of a higher level of expense associated with such employment arrangements.

General and Administrative Expenses
In 2014 and 2013, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Professional fees (a)	$54,285	$61,624	$7,339	12%
Facilities-related expenses	44,590	46,920	2,330	5%
Travel and entertainment	27,633	30,788	3,155	10%
Telecommunication and technology	9,077	9,057	(20)	—%
Insurance	6,190	6,252	62	1%
Other indirect expenses	17,021	20,817	3,796	18%
Total general and administrative expenses	$158,796	$175,458	$16,662	9%

Legend:
(a)
In Sotheby's 2013 Form 10-K, professional fees included $1.4 million of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism. These costs became material in 2014 and, as a result, were reported separately within special charges. The costs incurred in 2013 related to these issues have been reclassified to special charges in this Form 10-K to ensure comparability.

See the discussion below for an explanation of the significant factors impacting the comparison of the various elements of general and administrative expenses between 2014 and 2013.
Professional fees—Professional fees principally include the costs associated with certain outsourced functions, legal, audit and other compliance-related fees, and Board of Director fees, as well as business consulting costs. In 2014, professional fees decreased $7.3 million (12%) principally due to a lower level of business consulting costs, as well as lower website development consulting costs and lower tax, legal, audit and accounting fees.
(See "Management's Cost Control Programs" below for forward looking information with respect to the level of professional fees and other areas of general and administrative expense anticipated for 2015.)
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. In 2014, facilities-related expenses decreased $2.3 million (5%) principally due to lower maintenance costs primarily at Sotheby's York Avenue headquarters in New York, where several significant repairs were necessary in the prior year, and lower commercial rent taxes.
Travel and entertainment—Travel and entertainment includes costs related to business travel by Sotheby's staff and client entertainment. In 2014, travel and entertainment expenses decreased $3.2 million (10%) primarily due to management's cost control initiatives in this area.
Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs. In 2014, other indirect expenses decreased $3.8 million (18%) primarily due to a $2.5 million reduction in client goodwill gestures and legal claims, as prior year results were unfavorably impacted by a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013. To a lesser extent, the comparison to the prior year is also favorably impacted by a net decrease in bad debt expense resulting from a $0.6 million reduction to the Finance segment's allowance for credit losses as a result of better than anticipated loan loss rates. (See Note 5 of Notes to Consolidated Financial Statements.)
Special Charges, Net
In 2014 and 2013, Sotheby's recognized special charges of $20 million and $1.4 million, respectively, related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point, and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. The amount recognized in 2014 is net of a $4.6 million insurance recovery pertaining to certain professional services fees incurred in defense of the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement.

Included in special charges in 2014 is a $10 million charge related to the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, on May 4, 2014, Sotheby's Board of Directors expanded the size of the Board to 15 directors and appointed Mr. Loeb, Mr. Reza, and Mr. Wilson (the “Third Point Nominees”) to fill the resulting vacancies. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.
(See Note 13 of Notes to Consolidated Financial Statements for information related to Sotheby's former shareholder rights plan. See Note 16 of Notes to Consolidated Financial Statements for information related to the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement.)
Restructuring Charges, Net
On July 16, 2014, Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the U.S. and the U.K. The 2014 Restructuring Plan has resulted in restructuring charges (net) of approximately $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits recognized in the second half of 2014 and approximately $0.3 million in lease exit costs. A large majority of the headcount reductions resulting from the 2014 Restructuring Plan have been completed and the remainder will occur by June 30, 2015. The 2014 Restructuring Plan will result in annualized cost savings of approximately $13 million, of which $11 million is being reinvested through the addition of new staff in support of collecting categories and activities with the highest growth opportunity in the future. (See "Management's Cost Control Programs" below for information on other cost control initiatives implemented in 2014 and Note 22 of Notes to Consolidated Financial Statements. Also, see statement on Forward Looking Statements.)
CEO Separation Costs
In the fourth quarter of 2014, Sotheby's recognized $7.6 million of compensation-related costs associated with the resignation agreement with William F. Ruprecht as CEO, the details of which are summarized in a Form 8-K filed with the SEC on November 25, 2014. The $7.6 million charge consists of a $4 million severance accrual and $3.6 million for accelerated recognition of share-based payment expense triggered by the terms of his employment agreement.
Net Interest Expense
Net interest expense decreased $6.6 million (17%) in 2014 primarily as a result of the repayment of Sotheby's 3.125% Convertible Notes upon their maturity in June 2013.
Other Income
In 2014, other income decreased $2.7 million (91%) primarily due to significantly lower gains on DCP trust assets when compared to 2013 and recognition of a $2.1 million loss recorded in 2014 related to the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary. The impact of these factors was partially offset by gains realized on certain other foreign currency denominated transactions in 2014.
Income Tax Expense
Sotheby's effective income tax rate was 39.2% in 2014, compared to 30% in 2013. The increase in the 2014 effective income tax rate over the prior year was caused by two income tax benefits that were recognized in 2013 for which there were no comparable benefits in 2014. In the fourth quarter of 2013, a $10 million income tax benefit was recorded related to the reversal of a valuation allowance recorded against foreign tax credits which management determined were more likely than not to be realized as a result of a repatriation of earnings from Sotheby’s foreign subsidiaries, as discussed in the following paragraph. In the second quarter of 2013, a $6.8 million income tax benefit was recorded, net of a related liability recognized for uncertain tax benefits, for a worthless stock deduction Sotheby’s claimed on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary. Also adversely impacting the comparison to the prior year is $3.9 million of income tax expense that was recognized in 2014 to reduce the value of certain deferred tax assets to an amount that will be recognized in the future as a result of the enactment of the New York State 2014-2015 Budget Act, as discussed below.

In both 2014 and 2013, Sotheby’s effective income tax rate was increased as the result of deferred tax liabilities recorded for incremental income taxes on the undistributed earnings of foreign subsidiaries. Beginning in 2014, based on its projections and planned uses of foreign cash balances, management determined that the current earnings of Sotheby's foreign subsidiaries would not be indefinitely reinvested outside of the U.S., and a net deferred tax liability of $16.4 million has been recorded on those earnings. The $16.4 million net liability consists of $18.6 million of income tax expense that was charged against net income and a $2.2 million income tax benefit recorded in other comprehensive income. In 2013, net income tax expense of $8.7 million was recorded as a result of management’s decision to repatriate $250 million of accumulated earnings from certain of Sotheby’s foreign subsidiaries to help fund a $300 million special dividend that was paid to shareholders in March 2014. This decision was based on the conclusions reached in January 2014 as a result of the Capital Allocation and Financial Policy Review. The income tax expense that was recognized in the fourth quarter of 2013 as a result of this planned repatriation of foreign earnings was recorded net of the reversal of a valuation allowance against certain foreign tax credits, which management determined were more likely than not to be realized as a result of the planned repatriation.
(See “Capital Allocation and Financial Policy Review” and “Liquidity and Capital Resources” below, and Notes 10 and 11 of Notes to Consolidated Financial Statements.)
The New York State 2014-2015 Budget Act (“N.Y. Budget Act”)—The N.Y. Budget Act was signed into law on March 31, 2014. The N.Y. Budget Act substantially modified and reformed various aspects of New York State tax law. Sotheby’s anticipates that the legislation will reduce the amount of taxable income apportioned to New York State, thereby reducing its state effective income tax rate beginning in 2015. Management does not expect the N.Y. Budget Act to have a material impact on Sotheby’s worldwide effective tax rate. Sotheby’s recorded $3.9 million of income tax expense to reduce the value of certain deferred tax assets to the amount that will be recognized in the future as a result of the anticipated reduction of the New York State effective income tax rate (including $1.3 million of income tax expense related to temporary differences originating in the current year that are expected to reverse in a future year at a lower effective tax rate). (See statement on Forward Looking Statements.)
Impact of Changes in Foreign Currency Exchange Rates
For the year ended December 31, 2014, foreign currency exchange rates had a net favorable impact of approximately $7 million on Sotheby's operating income when compared to 2013, with revenues favorably impacted by $14.2 million and expenses unfavorably impacted by $7.2 million.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
This discussion should be read in conjunction with Note 4 of Notes to Consolidated Financial Statements, which provides financial information about Sotheby's segments.
Overview
In 2013, Sotheby’s reported net income of $130 million, a $21.7 million (20%) increase when compared to 2012. This improvement was made possible by a $24.7 million increase in fourth quarter net income as Net Auction Sales for the period increased 28%, reflecting the strength of the global art market as Sotheby’s autumn sales of Asian Art in Hong Kong and Impressionist Art in New York significantly exceeded 2012 results.
The improvement in 2013 net income is primarily attributable to a $529.3 million (14%) increase in Net Auction Sales and a $272.5 million (30%) increase in Private Sales. However, these increases generated a smaller 11% growth in Agency segment revenues as the competitive environment for high value auction consignments was robust and resulted in a decrease in Auction Commission Margin from 16.3% in 2012 to 15.9% in 2013. In addition, the improvement in revenues is partially offset by a higher level of operating expenses due to the cost of strategic investments, as well as inflationary pressures across most expense categories.
In addition to the operating factors discussed above, the comparison of Sotheby's 2013 results to the prior year is also favorably impacted by a non-operating bond redemption loss of $15 million ($8.3 million, after taxes) incurred in the fourth quarter of 2012.
See the discussion below for greater detail on the significant factors impacting Sotheby’s 2013 results and the comparison to 2012.

Results of Operations for the Years Ended December 31, 2013 and 2012
The table below presents a summary of Sotheby’s results of operations for 2013 and 2012, as well as a comparison between the two years (in thousands of dollars):

			Favorable/(Unfavorable)
	2013	2012	$ / % Change	% Change
Revenues:
Agency	$793,639	$717,231	$76,408	11%
Principal	30,638	26,180	4,458	17%
Finance	21,277	17,707	3,570	20%
License fees	6,902	6,124	778	13%
Other	1,222	1,250	(28)	(2%)
Total revenues	853,678	768,492	85,186	11%
Expenses:
Agency direct costs	84,594	65,665	(18,929)	(29%)
Cost of Principal revenues	30,307	21,118	(9,189)	(44%)
Marketing	22,487	17,857	(4,630)	(26%)
Salaries and related	297,450	273,273	(24,177)	(9%)
General and administrative (a)	175,458	158,220	(17,238)	(11%)
Depreciation and amortization	19,435	17,942	(1,493)	(8%)
Special charges, net (a)	1,372	—	(1,372)	N/A
Restructuring charges, net	—	(2)	(2)	100%
Total expenses	631,103	554,073	(77,030)	(14%)
Operating income	222,575	214,419	8,156	4%
Net interest expense (b)	(39,911)	(42,879)	2,968	7%
Extinguishment of debt	—	(15,020)	15,020	N/A
Other income	3,029	2,916	113	4%
Income before taxes	185,693	159,436	26,257	16%
Equity in earnings of investees, net of tax	15	251	(236)	(94%)
Income tax expense	55,702	51,395	(4,307)	(8%)
Net income	130,006	108,292	21,714	20%
Less: Net income attributable to non-controlling interest	—	—	—	N/A
Net income attributable to Sotheby's	$130,006	$108,292	$21,714	20%
Diluted earnings per share - Sotheby's common shareholders	$1.88	$1.57	$0.31	20%
Statistical Metrics:
Aggregate Auction Sales (c)	$5,127,155	$4,473,625	$653,530	15%
Net Auction Sales (d)	$4,338,948	$3,809,656	$529,292	14%
Private Sales (e)	$1,179,038	$906,510	$272,528	30%
Consolidated Sales (f)	$6,336,831	$5,406,315	$930,516	17%
Adjusted Expenses (g)	$599,424	$532,957	$(66,467)	(12%)
Adjusted Operating Income (g)	$223,947	$214,417	$9,530	4%
Adjusted Net Income (g)	$130,761	$116,553	$14,208	12%
Adjusted Diluted Earnings Per Share (g)	$1.89	$1.69	$0.20	12%
EBITDA (g)	$245,066	$220,640	$24,426	11%
Adjusted EBITDA (g)	$246,438	$235,658	$10,780	5%
EBITDA Margin (g)	28.7%	28.7%	—%	N/A
Adjusted EBITDA Margin (g)	28.9%	30.7%	(1.8%)	N/A
Effective income tax rate	30.0%	32.2%	2.2%	N/A

Legend:
(a)
In Sotheby's 2013 Form 10-K, professional fees included $1.4 million of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism. These costs became material in 2014 and, as a result, were reported separately within special charges. The costs incurred in 2013 related to these issues have been reclassified to special charges in this Form 10-K to ensure comparability.

(b)	Represents interest expense less interest income.
(c)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(d)	Represents the total hammer price of property sold at auction.
(e)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(f)	Represents the sum of Aggregate Auction Sales, Private Sales, and Principal revenues.
(g)	See “Non-GAAP Financial Measures” below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.
Agency Segment
The tables below present a summary of Agency segment gross profit and related statistical metrics for 2013 and 2012, as well as a comparison between the two years (in thousands of dollars):

			Favorable/(Unfavorable)
	2013	2012	$ / % Change	% Change
Agency revenues:
Auction commissions	$687,853	$622,391	$65,462	11%
Private sale commissions	88,171	74,632	13,539	18%
Auction guarantee and inventory activities	(2,186)	(1,623)	(563)	(35%)
Other Agency revenues	19,801	21,831	(2,030)	(9%)
Total Agency revenues	793,639	717,231	76,408	11%
Agency direct costs:
Auction direct costs	77,078	60,726	(16,352)	(27%)
Private sale expenses	7,516	4,939	(2,577)	(52%)
Total Agency direct costs	84,594	65,665	(18,929)	(29%)
Intersegment costs (a)	9,951	7,779	(2,172)	(28%)
Agency segment gross profit (b)	$699,094	$643,787	$55,307	9%
Statistical Metrics:
Aggregate Auction Sales (c)	$5,127,155	$4,473,625	$653,530	15%
Net Auction Sales (d)	$4,338,948	$3,809,656	$529,292	14%
Items sold at auction with a hammer price greater than $1 million	620	556	64	12%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$2,623,378	$2,128,199	$495,179	23%
Items sold at auction with a hammer price greater than $2 million	307	282	$25	9%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$2,182,127	$1,748,459	$433,668	25%
Auction Commission Margin (e)	15.9%	16.3%	(0.4%)	N/A
Auction direct costs as a percentage of Net Auction Sales	1.78%	1.59%	(0.19%)	N/A
Private Sales (f)	$1,179,038	$906,510	$272,528	30%

Legend:
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below its target rate, as well as facility fees charged by the Finance segment for secured loans where no facility fee is collected from the borrower.

(b)
The calculation of Agency segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Consolidated Financial Statements.

(c)	Represents the total hammer price of property sold at auction plus buyer's premium.
(d)	Represents the total hammer price of property sold at auction.
(e)	Represents auction commission revenues as a percentage of Net Auction Sales.
(f)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
Overview—Agency segment gross profit improved by $55.3 million (9%) in 2013 due to an 11% increase in auction commission revenues, primarily resulting from a 14% increase in Net Auction Sales during the period, and an 18% increase in private sale commissions. The overall improvement in Agency segment gross profit is partially offset by an increase in auction direct costs as a percentage of Net Auction Sales, from 1.59% to 1.78% during 2013. See the discussion below for an explanation of the significant factors impacting the comparison between the two years.
Auction Commission Revenues—Auction commission revenues increased $65.5 million (11%) in 2013 due to a $529 million (14%) increase in Net Auction Sales partially offset by a decrease in Auction Commission Margin from 16.3% to 15.9%. (See “Net Auction Sales” and “Auction Commission Margin” below for a more detailed discussion of these statistical metrics.)
Net Auction Sales—Net Auction Sales increased $529.3 million (14%) in 2013 as a result of growth in a number of key collecting categories. Sales of Asian Art improved $257 million (44%) due to Sotheby's inaugural evening sale in Hong Kong, which took place in the fourth quarter of 2013 as part of the 40th anniversary celebration of Sotheby's Hong Kong, as well as an increase in other sales of Asian Art. Also contributing to the increase in Net Auction Sales are increased sales of Impressionist, Modern and Contemporary Art ($175 million) and Jewelry ($69 million).
Auction Commission Margin—Sotheby's enacted a change to its buyer's premium rate structure that became effective on March 15, 2013 and was in place until January 31, 2015. In salesrooms in the U.S., the buyer's premium was increased to 25% of the hammer price on the first $100,000; 20% of the hammer price above $100,000 up to and including $2,000,000; and 12% of any remaining amount over $2,000,000. In foreign salesrooms, with certain exceptions, these U.S. dollar thresholds were translated into an equivalent fixed local currency amount. Prior to March 15, 2013, in U.S. salesrooms, the buyer's premium rate structure was 25% of the first $50,000 of hammer price; 20% on the portion of hammer price above $50,000 up to and including $1 million; and 12% on any remaining amount over $1 million.
Auction Commission Margin decreased from 16.3% to 15.9% in 2013 principally due to competitive pressures which resulted in a higher level of buyer's premium shared with consignors. However, the impact of the competitive environment on Auction Commission Margin was mitigated to a large extent by the buyer's premium rate increase enacted in March 2013 which contributed approximately $44.6 million in auction commission revenues.
Private Sale Commission Revenues—Private sale commission revenues increased $13.5 million (18%) in 2013 due to 30% growth in the aggregate value of transactions resulting from a higher volume of completed transactions and a higher average sales price per transaction.

Agency Direct Costs—The tables below present a summary of Agency direct costs for 2013 and 2012, as well as a comparison between the two years (in thousands of dollars):

			Favorable / (Unfavorable)
	2013	2012	$ / % Change	% Change
Auction direct costs:
Sale marketing	$34,669	$26,160	$(8,509)	(33%)
Shipping	12,912	10,816	(2,096)	(19%)
Sale venue	14,532	10,802	(3,730)	(35%)
Other	14,965	12,948	(2,017)	(16%)
Total auction direct costs	77,078	60,726	(16,352)	(27%)
Private sale expenses	7,516	4,939	(2,577)	(52%)
Total Agency direct costs	$84,594	$65,665	$(18,929)	(29%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.78%	1.59%	(0.19%)	N/A
Auction Direct Costs—Auction direct costs increased $16.4 million (27%) in 2013 primarily due to an increase in auctions held and consignments offered and sold in 2013. Also contributing to the increase versus the prior year are promotional costs attributable to several special sale events in Asia, including Sotheby's Hong Kong 40th Anniversary Evening Sale and Sotheby's inaugural auction in mainland China though its joint venture in Beijing, for which there were no comparable sale events in 2012.
Private sale expenses—Private sale expenses increased $2.6 million (52%) in 2013 due to an increase in the volume and value of transactions completed, as well as an increase in the number of private sale exhibitions, due in part to the opening of Sotheby's S|2 gallery in London and exhibitions conducted in Beijing.
Principal Segment
The table below summarizes Principal segment gross profit for 2013 and 2012, as well as a comparison between the two years (in thousands of dollars):

			Favorable/(Unfavorable)
	2013	2012	$ Change	% Change
Principal revenues	$30,638	$26,180	$4,458	17%
Cost of Principal revenues	(30,307)	(21,118)	(9,189)	(44%)
Principal gross profit (a)	$331	$5,062	$(4,731)	(93%)

Legend:
(a)
The calculation of Principal segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment (loss) income before taxes as reported in Note 4 of Notes to Consolidated Financial Statements.

In 2013, Principal segment gross profit was significantly impacted by a $2.9 million increase in inventory writedowns largely resulting from $4.4 million in writedowns related to NMP. Also, although 2013 results include the sale of the most significant item in NMP's inventory, which resulted in a gross profit of $1.6 million, the comparison of Principal segment results to the prior period is unfavorably impacted by a few significantly profitable sales of items purchased for investment purposes that were completed in the fourth quarter of 2012.

Finance Segment
The table presents a summary of Finance segment gross profit and related statistical metrics for 2013 and 2012, as well as a comparison between the two years (in thousands of dollars):

			Favorable / (Unfavorable)
	2013	2012	$ / % Change	% Change
Finance revenues:
Client Paid:
Interest	$19,767	$16,095	$3,672	23%
Facility fees	1,510	1,612	(102)	(6%)
Total client paid revenues	21,277	17,707	3,570	20%
Intersegment revenues:
Interest (a)	7,959	5,696	2,263	40%
Facility fees (b)	1,992	2,083	(91)	(4%)
Total intersegment revenues	9,951	7,779	2,172	28%
Total Finance revenues	31,228	25,486	5,742	23%
Cost of Finance revenues (c)	1,090	921	(169)	(18%)
Finance segment gross profit (d)	$30,138	$24,565	$5,573	23%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$474,433	$425,138	$49,295	12%
Average Loan Portfolio (f)	$433,619	$335,898	$97,721	29%
Finance Revenue Margin (g)	7.2%	7.6%	(0.4%)	N/A

Legend:
(a)	Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate.
(b)	Represents facility fees earned from the Agency segment for secured loans where no facility fee is collected from the borrower.
(c)	In 2013 and 2012, the cost of Finance revenues includes intersegment borrowing costs related to the funding of the loan portfolio.
(d)
The calculation of Finance segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, depreciation and amortization expense, and intercompany charges from Sotheby's global treasury function. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Consolidated Financial Statements.

(e)	Represents the period ending loan portfolio balance.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the annualized rate of return of Finance revenues in relation to the Average Loan Portfolio.
In 2013, the improvement in Finance segment gross profit is largely due to a $97.7 million (29%) increase in the Average Loan Portfolio. The growth in the loan portfolio was attributable to a number of factors, including an increase in client demand for art-related financing, the improved global reach of Sotheby's art-financing business, and an increase in term loans made to refinance clients' auction and private sale purchases. (See Note 5 of Notes to Consolidated Financial Statements for additional information related to Finance segment loans.)
Marketing Expenses
Marketing expenses increased by $4.6 million (26%) in 2013 primarily due to an increase in sponsorships of museums and other cultural institutions, client engagement programs, and other brand promotion activities.

Salaries and Related Costs
In 2013 and 2012, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2013	2012	$ / % Change	% Change
Full-time salaries	$142,503	$133,214	$(9,289)	(7%)
Incentive compensation expense	58,573	54,916	(3,657)	(7%)
Share-based payment expense	22,350	19,240	(3,110)	(16%)
Payroll taxes	21,992	20,319	(1,673)	(8%)
Employee benefits	32,415	24,541	(7,874)	(32%)
Labor union severance costs	—	4,375	4,375	100%
Other compensation expense	19,617	16,668	(2,949)	(18%)
Total salaries and related costs	$297,450	$273,273	$(24,177)	(9%)

Statistical Metric:
Salaries and related costs as a % of revenues	34.8%	35.6%	0.8%	N/A
See below for a discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between 2 013 and 2012.
Full-Time Salaries—Full-time salaries increased $9.3 million (7%) in 2013 due to headcount and salary increases, which were implemented, in part, to support the growth of Sotheby's Hong Kong operations and the development of mainland China initiatives.
Incentive Compensation—Incentive compensation increased $3.7 million (7%) in 2013 due to the higher level of Sotheby's earnings relative to 2012 and an improvement in private sale commission revenues in the period.
Share-Based Payment Expense—Share-based payment expense increased $3.1 million (16%) in 2013, reflecting management's assessment of the likelihood that performance-based equity compensation awards will vest. (See Note 14 of Notes to Consolidated Financial Statements for additional information related to Sotheby’s share-based compensation programs.)
Employee Benefits—Employee benefit costs increased $7.9 million (32%) in 2013 due in part to a $3 million increase in non-union employee severance costs. The higher level of employee benefit costs is also attributable to the overall increase in headcount and compensation levels during 2013, a $1.9 million improvement in DCP investment performance which increases employee benefit costs, and a $1.6 million decrease in the net credit associated with the U.K. Pension Plan due to the amortization of prior period actuarial losses.
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
Other Compensation Expense—Other compensation expense increased $2.9 million (18%) in 2013 primarily as a result of a higher level of expense associated with certain retention-based and new hire employment arrangements.

General and Administrative Expenses
In 2013 and 2012, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Professional fees (a)	$61,624	$55,847	$(5,777)	(10%)
Facilities-related expenses	46,920	45,127	(1,793)	(4%)
Travel and entertainment	30,788	27,706	(3,082)	(11%)
Telecommunication and technology	9,057	10,224	1,167	11%
Insurance	6,252	5,832	(420)	(7%)
Other indirect expenses	20,817	13,484	(7,333)	(54%)
Total general and administrative expenses	$175,458	$158,220	$(17,238)	(11%)

Legend:
(a)
In Sotheby's 2013 Form 10-K, professional fees included $1.4 million of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism. These costs became material in 2014 and, as a result, were reported separately within special charges. The costs incurred in 2013 related to these issues have been reclassified to special charges in this Form 10-K to ensure comparability.

See below for a detailed discussion of the significant factors impacting the comparison of the various elements of general and administrative expenses between 2013 and 2012.
Professional fees—Professional fees increased $5.8 million (10%) in 2013 largely due to a higher level of technology and other business consulting costs incurred in support of Sotheby's multi-year client service and business growth initiatives, most notably the enhancement of Sotheby's digital media offerings.
Facilities-related expenses—Facilities-related expenses increased $1.8 million (4%) in 2013 primarily due to rent expense associated with Sotheby's new S|2 private sale exhibition gallery in London, as well as higher maintenance costs particularly for Sotheby's 1334 York Avenue headquarters in New York, where several significant repairs were necessary during the year. The increase in facilities-related expenses is partially offset by a $1 million decrease in security costs, as 2012 included costs incurred in order to minimize the business disruption associated with the lockout of Sotheby's unionized property handlers in New York, which ended on May 31, 2012.
Travel and entertainment—Travel and entertainment expense increased $3.1 million (11%) in 2013 primarily due to increased travel in pursuit of business opportunities.
Other indirect expenses—Other indirect expenses increased $7.3 million (54%) in 2013 primarily due to a higher level of client goodwill gestures and claims, including a $1.7 million accommodation made to an irrevocable bid counterparty in the first quarter of 2013. The comparison to 2012 is also unfavorably impacted by a $1.4 million reduction to general and administrative expenses recorded in 2012 as a result of the reversal of a portion of Sotheby's liability for sales, use, and other indirect tax contingencies.
Special Charges, Net
In 2013, Sotheby's recognized special charges of $1.4 million related to third party advisory, legal, and other professional service fees directly associated with shareholder activism. In Sotheby's 2013 Form 10-K, these charges were classified as professional fees within general and administrative expense. These costs became material in 2014 and, as a result, were reported separately within special charges. The costs incurred in 2013 related to these issues have been reclassified to special charges in this Form 10-K to ensure comparability.
Net Interest Expense
Net interest expense decreased $3 million (7%) in 2013 primarily due to the repayment of Sotheby's 3.125% Convertible Notes upon their maturity in June 2013, partially offset by incremental interest expense resulting from the September 2012 issuance of $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). Also impacting the comparison of net interest expense to 2012 is $1 million of interest income recognized in the second quarter of 2013 upon the collection of a previously delinquent client account.

Extinguishment of Debt
On November 23, 2012, Sotheby's redeemed all of its outstanding Senior Notes ($80 million) that were due in June 2015 (the "2015 Senior Notes") for a redemption price of $96.7 million, which included $2.7 million in accrued interest and a $14 million redemption premium. The redemption of the 2015 Senior Notes resulted in a loss of $15 million, which included the write-off of approximately $1 million in unamortized debt issuance costs and discounts. (See Note 9 of Notes to Consolidated Financial Statements for information related to Sotheby's long-term debt.)
Income Tax Expense
Sotheby's effective income tax rate was approximately 30% in 2013, compared to approximately 32.2% in 2012. The 2013 effective income tax rate was influenced by a number of factors. In the second quarter of 2013, a $6.8 million income tax benefit was recorded, net of a related liability recognized for uncertain tax benefits, for a worthless stock deduction taken by Sotheby’s on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary. Several developments occurred during 2013 that impacted the future value of this subsidiary, making it clear that Sotheby’s had met the criteria for claiming a worthless stock deduction in 2013. These developments included the revaluation of several significant items held in the subsidiary's inventory, as well as the decision to close the subsidiary’s remaining office. In addition, in the fourth quarter of 2013, net income tax expense of $8.7 million was recorded as a result of management’s decision to repatriate $250 million of accumulated foreign earnings of Sotheby’s subsidiaries in Switzerland ($120 million), the U.K. ($105 million), and Hong Kong ($25 million) to help fund a $300 million special dividend that was paid to shareholders in 2014. Management had intended that the $250 million in foreign earnings would be indefinitely reinvested outside of the U.S., and would therefore not be subject to U.S. income taxes, based on its projections and planned uses of foreign earnings. However, based on the conclusions reached in January 2014 as a result of the Capital Allocation and Financial Policy Review, as discussed below, management and the Board of Directors determined that it was appropriate to repatriate these funds. The income tax expense that was recognized in the fourth quarter of 2013 as a result of this planned repatriation of foreign earnings was recorded net of the reversal of a valuation allowance against certain foreign tax credits which management determined were more likely than not to be realized as a result of the planned repatriation.
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
(See “Capital Allocation and Financial Policy Review” and “Liquidity and Capital Resources” below, and Notes 10 and 11 of Notes to Consolidated Financial Statements.)
U.K. Finance Act 2013—The U.K. Finance Act 2013 (“the U.K. Act”) was enacted on July 17, 2013. The U.K. Act, among other things, reduced the U.K. statutory income tax rate from 23% to 21%, effective April 1, 2014, with a further reduction to 20% effective April 1, 2015. This legislation did not have a material impact on Sotheby's 2013 results.

MANAGEMENT'S COST CONTROL PROGRAMS

In late 2013, management completed a review of its cost structure and identified opportunities for cost savings in 2014 across various categories of expense including auction direct costs, marketing expenses, professional fees and other categories of general and administrative expense. In addition, throughout 2014, management took other actions resulting in incremental cost savings which allowed it to exceed its original commitment. The following table summarizes the savings achieved in 2014 when compared to the prior year and management's original commitment (in thousands of dollars):

			Variance	Original	Variance
	2014	2013	F/(U)	Commitment	F/(U)
Auction direct costs as a % of Net Auction Sales (a)	1.55%	1.78%	0.23%	0.10%	0.13%
Marketing expenses	$16,566	$22,487	$5,921	$4,000	$1,921
Professional fees (b)	54,285	61,624	7,339	9,000	(1,661)
Other general and administrative expenses	104,511	113,834	9,323	4,000	5,323
Total general & administrative expenses	158,796	175,458	16,662	13,000	3,662
Total marketing and general and administrative expenses	$175,362	$197,945	$22,583	$17,000	$5,583

(a)
Management’s original commitment of a 10 basis point reduction in this metric would have equated to approximately $5 million in savings assuming a similar level of Net Auction Sales as 2013; while a 23 basis point reduction equates to a cost reduction in excess of $10 million.

(b)
In Sotheby's 2013 Form 10-K, professional fees included $1.4 million of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism. These costs became material in 2014 and, as a result, were reported separately within special charges. The costs incurred in 2013 related to these issues have been reclassified to special charges in this Form 10-K to ensure comparability. Had these costs remained classified as professional fees, the $7.3 million savings shown in the table above would be approximately $9 million, matching management’s original cost savings commitment.

Also, as discussed above under “Restructuring Charges, Net”, in July 2014, the Board of Directors approved the 2014 Restructuring Plan, with associated net restructuring charges of $14.2 million. Staff reductions and unfilled vacancies associated with the 2014 Restructuring Plan will result in annualized savings of approximately $13 million, of which $11 million is being reinvested through the addition of new staff in support of collecting categories and activities with the highest growth opportunity in the future. A portion of these staff additions were implemented in the fourth quarter of 2014, with the remainder expected in 2015. (See statement on Forward Looking Statements.)

Management estimates that the reinvestment in various growth initiatives in 2015, along with expected increases in the cost of doing business, will result in a net increase in expenses, when compared to 2014, as outlined below (see Statement on Forward Looking Statements):

	Targeted
Category of Expense	Increase	Business Rationale
Auction direct costs as a % of Net Auction Sales	0.05%	Enhanced efforts to support new middle market auction sales
Marketing expenses, net of expected advertising revenues (a)	10%	Implementation of revamped marketing strategy to increase brand preeminence and accessibility
Full-time salaries	4% to 5%	Investments in growth activities, as well as inflationary salary increases, net of savings from the restructuring plan enacted in July 2014
Professional fees	3% to 4%	Incremental senior level recruitment expenses, including the cost of recruiting a new CEO, and consulting fees associated with certain Board level strategic initiatives, among other items
Other areas of general and administrative expense	2% to 4%	Higher facilities related expenses, as well as higher travel and entertainment costs associated with increased business-getting activities
(a) Marketing expenses less revenue received from the sale of advertisements in Sotheby’s lifestyle magazines and other periodicals.
NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In MD&A, Sotheby’s presents Adjusted Expenses, Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin, which are supplemental financial measures that are not required by or presented in accordance with GAAP. Sotheby's definition of these non-GAAP financial measures is provided in the following paragraphs.
Adjusted Expenses is defined as total expenses excluding the cost of Principal revenues, special charges (net), restructuring charges (net), and CEO separation costs. Adjusted Operating Income is defined as operating income excluding special charges (net), restructuring charges (net), and CEO separation costs. Adjusted Net Income is defined as net income attributable to Sotheby's, excluding after-tax special charges (net), restructuring charges (net), CEO separation costs, and costs associated with the extinguishment of debt. Adjusted Diluted Earnings Per Share is defined as diluted earnings per share excluding the per share impact of special charges (net), restructuring charges (net), CEO separation costs, and costs associated with the extinguishment of debt. EBITDA is defined as net income attributable to Sotheby's, excluding income tax expense, interest expense, interest income, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding special charges (net), restructuring charges (net), CEO separation costs, and costs associated with the extinguishment of debt. EBITDA Margin is defined as EBITDA as a percentage of total revenues. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.
Adjusted Expenses is used by the Board of Directors and management to assess Sotheby’s cost structure when compared to prior periods and on a forward-looking basis, particularly in evaluating performance against management's cost control initiatives. Accordingly, Adjusted Expenses allows investors to assess Sotheby's performance on the same basis as the Board of Directors and management. Adjusted Expenses provides insight into Sotheby's ongoing cost structure, absent unusual items, as well as the volatility associated with the cost of Principal revenues, which is unpredictable and can vary significantly from one period to the next.
Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin are important supplemental measures used by the Board of Directors and management in their financial and operational decision making processes, for internal reporting, and as part of Sotheby’s forecasting and budgeting processes as they provide helpful measures of Sotheby’s core operations. These measures allow the Board of Directors and management to view operating trends, perform analytical comparisons, and benchmark performance between periods. In addition, incentive compensation is awarded by Sotheby’s Board of Directors after an assessment of annual earnings as measured by Adjusted EBITDA. Management also believes that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of Sotheby's.

Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.
The following is a reconciliation of total expenses to Adjusted Expenses for 2014, 2013, and 2012 (in thousands of dollars):

	2014		2013	2012
Total expenses	$712,009		$631,103	$554,073
Subtract: Cost of Principal revenues	68,037		30,307	21,118
Subtract: Special charges, net	20,008		1,372	—
Subtract: Restructuring charges, net	14,238		—	(2)
Subtract: CEO separation costs	7,591		—	—
Adjusted Expenses	$602,135	—	$599,424	$532,957
The following is a reconciliation of operating income to Adjusted Operating Income for 2014, 2013, and 2012 (in thousands of dollars):

	2014		2013	2012
Operating income	$226,044		$222,575	$214,419
Add: Special charges, net	20,008		1,372	—
Add: Restructuring charges, net	14,238		—	(2)
Add: CEO separation costs	7,591		—	—
Adjusted Operating Income	$267,881	—	$223,947	$214,417
The following is a reconciliation of net income attributable to Sotheby's to Adjusted Net Income for 2014, 2013, and 2012 (in thousands of dollars):

	2014	2013	2012
Net income attributable to Sotheby's	$117,795	$130,006	$108,292
Add: Special charges (net), net of tax	11,133	755	—
Add : Restructuring charges (net), net of tax	9,017	—	—
Add: CEO separation costs, net of tax	4,453	—	—
Add: Extinguishment of debt, net of tax	—	—	8,261
Adjusted Net Income	$142,398	$130,761	$116,553
The following is a reconciliation of diluted earnings per share to Adjusted Diluted Earnings Per Share for 2014, 2013, and 2012:

	2014	2013	2012
Diluted earnings per share	$1.68	$1.88	$1.57
Add: Per share impact of special charges, net	0.16	0.01	—
Add: Per share impact of restructuring charges, net	0.13	—	—
Add: Per share impact of CEO separation costs, net	0.06	—	—
Add: Per share impact of extinguishment of debt	—	—	0.12
Adjusted Diluted Earnings Per Share	$2.03	$1.89	$1.69

The following is a reconciliation of net income attributable to Sotheby's to EBITDA and Adjusted EBITDA for 2014, 2013, 2012, 2011 and 2010 (in thousands of dollars):

	2014	2013	2012	2011	2010
Net income attributable to Sotheby's	$117,795	$130,006	$108,292	$171,416	$160,950
Add: Income tax expense	75,761	55,702	51,395	60,032	65,273
Add: Income tax expense related to equity investees	599	12	132	48	528
Subtract: Interest income	1,883	2,801	1,550	4,002	1,739
Add: Interest expense	35,189	42,712	44,429	41,498	46,819
Add: Cost of Finance revenues	8,740	—	—	—	—
Add: Depreciation and amortization	20,575	19,435	17,942	17,604	16,492
EBITDA	256,776	245,066	220,640	286,596	288,323
Add: Special charges, net	20,008	1,372	—	—	—
Add: Restructuring charges, net	14,238	—	(2)	4,830	(54)
Add: CEO separation costs	7,591	—	—	—	—
Add: Extinguishment of debt	—	—	15,020	1,529	6,291
Adjusted EBITDA	$298,613	$246,438	$235,658	$292,955	$294,560
CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, and 2012
This discussion should be read in conjunction with the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.
Net Cash Provided (Used) by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 5 of Notes to Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly accounting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to auction and private sale buyers and the level of such extended payment terms for auctions can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a reporting period is also a function of its net income or loss, the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related receivables and payables.
In 2014, net cash provided by operating activities of $44.3 million is principally attributable to Sotheby's net income of $117.8 million, partially offset by a net cash outflow of $99.2 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow was influenced, in part, by sales proceeds from certain high-value sales that were collected from buyers late in 2013 for which payment to the consignor was not made until early in 2014. Cash flows from operating activities in 2014 are also impacted by the funding of inventory acquisitions as a result of guaranteed property that failed to sell at auction and Principal segment investments.
In 2013, net cash provided by operating activities of $237.4 million was principally attributable to Sotheby's net income of $130 million and a net cash inflow of $104.8 million associated with the settlement of auction and private sale transactions during the period. As referenced above, late in 2013, Sotheby's collected a substantial portion of the sales proceeds for certain high-value sales occurring late in the year for which payment to the consignor was not made until early in 2014. These net cash inflows were partially offset by inventory additions and $20.3 million in contributions to the U.K. Pension Plan, which included $18 million funded in October 2013 in respect of the statutory triennial funding valuation of the plan.

In 2012, net cash used by operating activities of $65.4 million was principally attributable to a net cash outflow of $229.6 million related to the settlement of auction and private sale transactions during the period. This net cash outflow was particularly influenced by $176 million in net sale proceeds paid to two consignors in the first quarter of 2012 related to certain high-value sales for which buyer payments were collected in the fourth quarter of 2011, and to a lesser extent, a $63 million increase in accounts receivable balances associated with situations in which Sotheby's paid the consignor in advance of receiving payment from the buyer. Also contributing to the cash outflows from operating activities was the funding of $61.4 million in tax-related payments. These net cash outflows were partially offset by cash inflows associated with Sotheby's net income of $108.3 million earned in 2012.
Net Cash Used by Investing Activities—In 2014, 2013, and 2012, the net cash used by investing activities of $128.6 million, $91.1 million, and $220.7 million, respectively, is due to the continued growth of the Finance segment loan portfolio. Additionally, in 2014, 2013, and 2012, net cash used by investing activities includes capital expenditures of $10.9 million, $23.5 million, and $19.7 million, respectively. Capital expenditures in 2014 were significantly lower than in the two previous years due to the completion of certain projects in 2013 and 2012, including investments in the S|2 private sale gallery in London, enhancements to Sotheby's premises in Paris, and the expansion of Sotheby's premises in Hong Kong.
Net Cash Provided (Used) by Financing Activities—In 2014, net cash provided by financing activities of $72.2 million is largely due to $445 million in net borrowings under the Finance segment's dedicated revolving credit facility (see "Liquidity and Capital Resources" below). This cash inflow is largely offset by the payment of a $300 million special dividend, Common Stock repurchases of $25 million, quarterly dividend payments of $27.6 million, and the funding of employee tax obligations related to share-based payments of $11.8 million.
In 2013, net cash used by financing activities of $202.3 million reflected the settlement of Sotheby's 3.125% Convertible Notes and the related Convertible Note Hedges, resulting in a net cash outflow of $181.9 million (see Note 9 of Notes to Consolidated Financial Statements). To a much lesser extent, the net cash used by financing activities was the result of the funding of quarterly dividend payments ($13.8 million) and payments made to settle employee tax obligations related to share-based payments ($11.4 million), partially offset by proceeds received from the exercise of employee stock options ($4 million) and excess tax benefits associated with share-based payments ($3.5 million).
In 2012, net cash provided by financing activities of $153.8 million was principally due to $293.7 million in net proceeds received from the issuance of Sotheby's 5.25% Senior Notes, due October 1, 2022. This cash inflow was partially offset by $93.9 million paid to redeem all of Sotheby's remaining outstanding 2015 Senior Notes (see Note 9 of Notes to Consolidated Financial Statements), as well as $35.2 million of dividend payments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of December 31, 2014 (in thousands of dollars):

	Payments Due by Year
	Total	2015	2016 to 2017	2018 to 2019	Thereafter
Debt (a):
York Property Mortgage:
Principal payments	$220,510	$220,510	$—	$—	$—
Interest payments	7,094	7,094	—		—
Sub-total	227,604	227,604	—	—	—
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	126,000	15,750	31,500	31,500	47,250
Sub-total	426,000	15,750	31,500	31,500	347,250
Revolving credit facility borrowings	445,000	—	—	445,000	—
Total debt and interest payments	1,098,604	243,354	31,500	476,500	347,250
Other commitments:
Operating lease obligations (b)	95,800	17,325	27,334	10,361	40,780
Compensation arrangements (c)	17,731	11,312	3,689	2,730	—
Auction guarantees (d)	123,300	123,300	—	—	—
Unfunded loan commitments (e)	13,688	13,688	—	—	—
Uncertain tax positions (f)	—	—	—	—	—
Total other commitments	250,519	165,625	31,023	13,091	40,780
Total	$1,349,123	$408,979	$62,523	$489,591	$388,030

(a)
See Note 9 of Notes to Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility. The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases to 10.6% subsequent to July 1, 2015 unless the mortgage is repaid by that date. Accordingly, the York Property Mortgage is classified as a current liability on Sotheby's Consolidated Balance Sheet as of December 31, 2014, as well as in the table above. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than June 30, 2015. (See statement on Forward Looking Statements.)

(b)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.
(c) These amounts represent the remaining commitment for future salaries and other cash compensation, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, related to compensation arrangements with certain senior employees. (See Note 16 of Notes to Consolidated Financial Statements.)

(d)	Represents the amount of auction guarantees outstanding ($148.3 million) net of amounts advanced ($25 million) as of December 31, 2014. (See Note 18 of Notes to Consolidated Financial Statements.)

(e)	Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Consolidated Financial Statements.)

(f)
Excludes the $24.6 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on Sotheby's Consolidated Balance Sheet as of December 31, 2014. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 11 of Notes to Consolidated Financial Statements.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements: (i) see Note 5 of Notes to Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments, (ii) see Note 16 of Notes to Consolidated Financial Statements, which discusses guarantee of collection arrangements, and (iii) see Note 18 of Notes to Consolidated Financial Statements, which discusses auction guarantees.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 19 of Notes to Consolidated Financial Statements.
CONTINGENCIES
For information related to contingencies: (i) see Note 7 of Notes to Consolidated Financial Statements, which discusses a contingent obligation related to Sotheby's interest in an equity method investment, (ii) see Note 11 of Notes to Consolidated Financial Statements, which discusses income tax contingencies, (iii) see Note 16 of Notes to Consolidated Financial Statements, which discusses legal and other tax contingencies, and (iv) see Note 18 of Notes to Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 11 of Notes to Consolidated Financial Statements.
CAPITAL ALLOCATION AND FINANCIAL POLICY REVIEW
In January 2014, Sotheby's completed a review of its capital allocation and financial policies (the “Capital Allocation Review”). As a result of this review, management established separate capital structures and financial policies for Sotheby's Agency and Finance segments. The capital structure of the Agency segment was developed to provide adequate liquidity to support business requirements, pursue business opportunities and growth initiatives (including Principal segment inventory purchases), and to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. The capital structure of the Finance segment provides for the debt funding of loans through a dedicated revolving credit facility, which reduces the Finance segment's cost of capital and enhances returns. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate.
Also in conjunction with the Capital Allocation Review completed in January 2014, a total of $325 million of excess capital was returned to shareholders in the first quarter of 2014 through a special dividend of $300 million ($4.34 per share) and Common Stock repurchases of $25 million (558,171 shares) made pursuant to a five-year, $150 million Common Stock repurchase program established principally to offset the annual vesting of employee share-based payments.
In February 2015, the Board of Directors decided it is in Sotheby's best interest to preserve financial flexibility as it searches for a new CEO. The Board of Directors looks forward to working with the new CEO to develop a robust strategic vision to drive long-term growth and believes capital allocation decisions should be considered in conjunction with these plans. Accordingly, Sotheby's Board of Directors concluded that there will currently be no return of capital to shareholders, with the exception of normal quarterly dividends.
(See “Finance Segment” above for a more detailed discussion of the debt funding of the Finance segment loan portfolio. See "Revolving Credit Facilities" within "Liquidity and Capital Resources" for information related to the Finance segment's dedicated revolving credit facility.)
LIQUIDITY AND CAPITAL RESOURCES
Overview—Sotheby's continues to have strong liquidity with significant cash balances and $312.1 million in available borrowings under its revolving credit facility. As of December 31, 2014, cash and cash equivalents totaled $693.8 million, with $162.5 million held in the U.S. and $531.3 million held by foreign subsidiaries. As of December 31, 2014, Sotheby's also held $32.8 million of restricted cash almost entirely related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts. After taking into account funds held that are due to consignors in the near term, management estimates that approximately $550 million of Sotheby's total cash and cash equivalents is available to support its capital needs, including its current business requirements, and the pursuit of business opportunities and growth initiatives, and to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. The current focus of Sotheby’s cash investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are primarily invested in the highest rated overnight deposits.

Based on its current projections and planned uses of foreign cash balances, management believes that foreign earnings accumulated through December 31, 2013 will be indefinitely reinvested outside of the U.S. and will not be needed to fund Sotheby's U.S. operations or commitments. However, based on these plans and projections, for years beginning in 2014, management believes that the earnings of its foreign subsidiaries will not be indefinitely reinvested outside of the U.S. (See statement on Forward Looking Statements.)
Revolving Credit Facility—Sotheby's has a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation. This credit agreement provides for separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “Credit Agreements”). The Credit Agreements have a maturity date of August 22, 2019.
The Agency Credit Agreement provides for an asset-based revolving credit facility, subject to a borrowing base, the proceeds of which may be used primarily for the working capital and other general corporate needs of the Agency segment, as well as for Principal segment inventory investments. The Finance Credit Agreement provides for an asset-based revolving credit facility, subject to a borrowing base, the proceeds of which may be used primarily for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The Credit Agreements allow Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.
The maximum aggregate borrowing capacity of the Credit Agreements is $850 million, with $300 million committed to the Agency segment and $550 million committed to the Finance segment. The borrowing capacity of the Credit Agreements includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 21, 2015, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.
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
The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions, and the fair value of certain of Sotheby's trademarks. The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and the fair value of certain of Sotheby's trademarks.
The obligations under the Credit Agreements are cross-guaranteed and cross-collateralized. Domestic borrowers are jointly and severally liable for all obligations under the Credit Agreements and, subject to certain limitations, borrowers in the U.K. and Sotheby's Hong Kong Limited, are jointly and severally liable for all obligations of the foreign borrowers under the Credit Agreements. In addition, the obligations of the borrowers under the Credit Agreements are guaranteed by certain of their subsidiaries. Sotheby's obligations under the Credit Agreements are secured by liens on all or substantially all of the personal property of the entities that are borrowers and guarantors under the Credit Agreements.
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $600 million limitation on net outstanding auction guarantees, and limitations on the use of proceeds from borrowings under the Credit Agreements. However, the Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreements, equals or exceeds $200 million. The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2014.

The following table summarizes information relevant to the Credit Agreements as of and for the year ended December 31, 2014:

	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity	$300,000	$550,000	$850,000
Borrowing base	$237,830	$519,255	$757,085
Borrowings outstanding	$—	$445,000	$445,000
Available borrowing capacity (a)	$237,830	$74,255	$312,085
Average borrowings outstanding	$—	$306,448	$306,448
Borrowing Costs	$2,240	$8,740	$10,980
Legend:
(a) The available borrowing capacity is calculated as the borrowing base (i.e., the current maximum borrowing availability) less borrowings outstanding as of December 31, 2014.
Borrowing costs related to the Finance Credit Agreement, which include interest of $7.7 million and fee amortization of $1 million, are reflected in the Consolidated Income Statements as the cost of Finance revenues. For the year ended December 31, 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.9%.
Borrowing costs related to the Agency Credit Agreement, which include interest and fee amortization, are reflected in the Consolidated Income Statements as interest expense. (See Note 9 of Notes to Consolidated Financial Statements for additional information related to interest expense associated with the Agency Credit Agreement.)
Assessment of Liquidity and Capital Requirements—Sotheby's has separate capital structures and financial policies for its Agency and Finance segments. The Agency segment generally relies on existing cash balances (including amounts collected on behalf of and owed to consignors), operating cash flows, and revolving credit facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings by the Agency segment is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the pursuit of business opportunities and growth initiatives, and the geographic mix of cash and cash equivalent balances.
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
Sotheby’s short-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential Principal segment inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of the investment in RM Auctions (see "Investment in RM Auctions" below) and other possible business initiatives and/or investments, and the payment of quarterly dividends, as well as the funding of the other short-term commitments due on or before December 31, 2015, as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential Principal segment inventory purchases, the funding of client loans, the repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of possible business initiatives and/or investments, and the payment of potential quarterly dividends, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
Management believes that operating cash flows, existing cash balances and revolving credit facility borrowings will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the August 22, 2019 expiration of the Credit Agreements. (See statement on Forward Looking Statements.)

STRATEGIC ALLIANCE WITH eBAY
In July 2014, Sotheby’s and eBay announced a strategic partnership that will bring Sotheby’s traditional live auctions on eBay to millions of potentially new clients globally. In the spring of 2015, Sotheby’s will become the preeminent anchor tenant on eBay's Live Auctions, which will allow eBay's clients to bid real-time in select Sotheby's auctions from anywhere around the world. Initially, only Sotheby’s New York sales will be featured on eBay, eventually expanding to Sotheby’s other global salesrooms. Evening sales, certain high value items, and certain culturally sensitive items will not be offered. Management believes that this strategic partnership will attract a number of potential new clients while extending Sotheby's brand. (See statement on Forward Looking Statements.)
INVESTMENT IN RM AUCTIONS
On February 18, 2015, Sotheby's acquired a 25% ownership interest in RM Auctions, the world's preeminent auction house for investment-quality automobiles, for $30.7 million. Following this investment, RM Auctions will now be known as RM Sotheby's. In addition to the initial 25% ownership interest, Sotheby’s will have governance participation and a comprehensive partnership agreement to work together to drive growth in the business. Over time, Sotheby’s will have opportunities to increase its ownership stake as the partnership evolves and grows.
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 24 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.
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
Over the past year, there have been a number of Federal and State policy changes that impact the import, sale and export of objects containing ivory and other endangered species material. Sotheby’s continues to engage with Federal and State legislators and regulators to ensure the preservation of the existing exemption for antique artworks, furniture and other collectibles containing such material. Although Sotheby’s faces some new limitations in its ability to transact with property containing endangered species, management does not believe that the changes effected to date will have a material impact on Sotheby’s business, results of operations, financial condition, or cash flows. (See statement on Forward Looking Statements.)
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
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of December 31, 2014, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) credit facility borrowings, (v) the York Property Mortgage, (vi) long-term debt, (vii) the DCP liability and related trust assets, and (viii) outstanding forward exchange contracts. (See Note 5 of Notes to Consolidated Financial Statements for information related to notes receivable. See Note 9 of Notes to Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 17 of Notes to Consolidated Financial Statements for information related to the DCP liability and related trust assets. See Note 19 of Notes to Consolidated Financial Statements for information related to Sotheby's forward exchange contracts.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of December 31, 2014, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $59.7 million.

Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of December 31, 2014, the notional value of outstanding forward exchange contracts was $29 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sotheby’s
New York, New York
We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby’s and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2015

SOTHEBY’S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31	2014	2013	2012

Revenues:
Agency	$825,126	$793,639	$717,231
Principal	69,958	30,638	26,180
Finance	33,013	21,277	17,707
License fees	8,484	6,902	6,124
Other	1,472	1,222	1,250
Total revenues	938,053	853,678	768,492
Expenses:
Agency direct costs	86,524	84,594	65,665
Cost of Principal revenues	68,037	30,307	21,118
Cost of Finance revenues	8,740	—	—
Marketing	16,566	22,487	17,857
Salaries and related	310,934	297,450	273,273
General and administrative	158,796	175,458	158,220
Depreciation and amortization	20,575	19,435	17,942
Special charges, net (see Note 21)	20,008	1,372	—
Restructuring charges, net (see Note 22)	14,238	—	(2)
CEO separation costs (see Note 23)	7,591	—	—
Total expenses	712,009	631,103	554,073
Operating income	226,044	222,575	214,419
Interest income	1,883	2,801	1,550
Interest expense	(35,189)	(42,712)	(44,429)
Extinguishment of debt	—	—	(15,020)
Other income	283	3,029	2,916
Income before taxes	193,021	185,693	159,436
Equity in earnings of investees, net of tax	732	15	251
Income tax expense	75,761	55,702	51,395
Net income	117,992	130,006	108,292
Less: Net income attributable to noncontrolling interest	197	—	—
Net income attributable to Sotheby's	$117,795	$130,006	$108,292
Basic earnings per share - Sotheby’s common shareholders	$1.69	$1.90	$1.59
Diluted earnings per share - Sotheby’s common shareholders	$1.68	$1.88	$1.57
Cash dividends declared per common share	$4.74	$0.20	$0.52
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

Year Ended December 31	2014	2013	2012

Net income	$117,992	$130,006	$108,292
Other comprehensive (loss) income:
Cumulative foreign currency translation adjustments, net of tax of ($2,376), $1,601, and $477	(31,461)	13,874	16,765
Reclassification of cumulative translation adjustment included in net income	2,058	—	—
Defined benefit pension plan net loss:
Net unrecognized losses, net of tax of ($2,447), ($1,016), and ($3,949)	(9,787)	(4,065)	(13,222)
Amortization of previously unrecognized net pension losses included in net income, net of tax of $469, $335, and $0	1,877	1,113	—
Total defined benefit pension plan net loss	(7,910)	(2,952)	(13,222)
Other comprehensive (loss) income	(37,313)	10,922	3,543
Comprehensive income	80,679	140,928	111,835
Less: Comprehensive income attributable to noncontrolling interest	197	—	—
Comprehensive income attributable to Sotheby's	$80,482	$140,928	$111,835
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED BALANCE SHEETS (Thousands of dollars)

December 31	2014	2013
A S S E T S
Current Assets:
Cash and cash equivalents	$693,829	$721,315
Restricted cash	32,837	32,146
Accounts receivable, net	913,743	812,582
Notes receivable, net	130,796	176,529
Inventory	217,132	192,140
Deferred income taxes and income tax receivable	17,078	12,385
Prepaid expenses and other current assets	34,107	25,176
Total Current Assets	2,039,522	1,972,273
Notes receivable	568,942	336,896
Fixed assets, net	364,382	379,399
Goodwill and other intangible assets, net	14,341	14,850
Equity method investments	10,210	11,040
Deferred income taxes and income tax receivable	38,202	55,520
Trust assets related to deferred compensation liability	50,490	53,231
Pension asset	28,993	37,284
Other long-term assets	19,738	33,053
Total Assets	$3,134,820	$2,893,546
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$980,470	$922,275
Accounts payable and accrued liabilities	111,639	93,581
Accrued salaries and related costs	88,915	83,128
York Property Mortgage	218,728	3,630
Accrued and deferred income taxes	13,828	26,040
Other current liabilities	15,627	13,835
Total Current Liabilities	1,429,207	1,142,489
Credit facility borrowings	445,000	—
Long-term debt, net	300,000	515,148
Accrued and deferred income taxes	21,192	22,392
Deferred compensation liability	49,633	51,831
Other long-term liabilities	11,550	22,021
Total Liabilities	2,256,582	1,753,881
Commitments and contingencies (see Note 16)
Shareholders’ Equity:
Common Stock, $0.01 par value	695	691
Authorized shares—200,000,000
Issued shares—69,550,073 and 69,131,892
Outstanding shares—68,991,902 and 69,131,892
Additional paid-in capital	408,874	387,477
Treasury stock, at cost: 558,171 shares at December 31, 2014	(25,000)	—
Retained earnings	569,894	790,603
Accumulated other comprehensive loss	(76,766)	(39,453)
Total Shareholders’ Equity	877,697	1,139,318
Noncontrolling interest	541	347
Total Equity	878,238	1,139,665
Total Liabilities and Shareholders’ Equity	$3,134,820	$2,893,546
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars)

Year Ended December 31	2014	2013	2012
Operating Activities:
Net income attributable to Sotheby's	$117,795	$130,006	$108,292
Adjustments to reconcile net income attributable to Sotheby's to net cash provided (used) by operating activities:
Depreciation and amortization	20,575	19,435	17,942
Recognition of cumulative translation adjustment upon liquidation of foreign subsidiary	2,058	—	—
Extinguishment of debt	—	—	15,020
Deferred income tax expense	8,833	9,668	(936)
Share-based payments	27,061	22,350	19,240
Net pension benefit	(688)	(1,160)	(2,804)
Inventory writedowns and bad debt provisions	10,383	10,325	7,185
Amortization of debt discount	3,564	7,361	11,489
Excess tax benefits from share-based payments	(3,625)	(3,521)	(2,792)
Other	2,491	956	1,407
Changes in assets and liabilities:
Accounts receivable	(178,335)	(194,665)	(45,581)
Due to consignors	79,180	299,512	(184,067)
Inventory	(59,475)	(83,237)	12,513
Prepaid expenses and other current assets	(9,559)	(2,668)	(5,671)
Other long-term assets	5,372	(21,066)	(42,619)
Income tax receivable and deferred income tax assets	7,168	6,476	(4,824)
Accrued income taxes and deferred income tax liabilities	(9,309)	2,770	(4,395)
Accounts payable and accrued liabilities and other liabilities	20,776	34,885	35,221
Net cash provided (used) by operating activities	44,265	237,427	(65,380)
Investing Activities:
Funding of notes receivable	(592,022)	(378,650)	(352,810)
Collections of notes receivable	476,522	308,428	154,111
Capital expenditures	(10,868)	(23,467)	(19,689)
Proceeds from the sale of land and buildings	—	—	714
Distributions from equity investees	2,160	65	100
(Increase) decrease in restricted cash	(4,655)	1,300	(3,148)
Proceeds from the sale of equity method investment	300	1,225	—
Net cash used by investing activities	(128,563)	(91,099)	(220,722)
Financing Activities:
Proceeds from the issuance of 2022 Senior Notes	—	—	300,000
Debt issuance and other borrowing costs	(5,394)	—	(6,286)
Repayment of 2015 Senior Notes	—	—	(93,853)
Repayment of Convertible Notes	—	(197,371)	—
Proceeds from the settlement of Convertible Note Hedges	—	15,503	—
Repayments of York Property Mortgage	(3,614)	(3,162)	(3,215)
Proceeds from credit facility borrowings	507,500	—	—
Repayments of credit facility borrowings	(62,500)	—	—
Repurchase of common stock	(25,000)	—	—
Dividends paid	(331,535)	(13,754)	(35,223)
Proceeds from exercise of employee stock options	967	4,049	966
Excess tax benefits from share-based payments	3,625	3,521	2,792
Funding of employee tax obligations upon the vesting of share-based payments	(11,848)	(11,399)	(11,379)
Contribution from noncontrolling interest	—	322	—
Net cash provided (used) by financing activities	72,201	(202,291)	153,802
Effect of exchange rate changes on cash and cash equivalents	(15,389)	8,931	10,014
Decrease in cash and cash equivalents	(27,486)	(47,032)	(122,286)
Cash and cash equivalents at beginning of period	721,315	768,347	890,633
Cash and cash equivalents at end of period	$693,829	$721,315	$768,347
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net). See Note 6 for information regarding non-cash transfers between Inventory and Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Thousands of dollars, except per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2012	$675	$355,628	$—	$601,282	$(53,918)	$903,667
Net income attributable to Sotheby's				108,292		108,292
Other comprehensive income, net of tax					3,543	3,543
Stock options exercised		966				966
Common stock shares withheld to satisfy employee tax obligations	(1)	(11,378)				(11,379)
Restricted stock units vested, net	3	(3)				—
Amortization of share-based payment expense		19,240				19,240
Net tax benefit associated with the vesting or exercise of share-based payments		2,792				2,792
Shares and deferred stock units issued to directors		928				928
Cash dividends, $0.52 per common share				(35,223)		(35,223)
Balance at December 31, 2012	677	368,173	—	674,351	(50,375)	992,826
Net income attributable to Sotheby's				130,006		130,006
Other comprehensive income, net of tax					10,922	10,922
Stock options exercised	2	4,047				4,049
Warrants exercised	7	(7)				—
Common stock shares withheld to satisfy employee tax obligations		(11,399)				(11,399)
Restricted stock units vested, net	4	(4)				—
Amortization of share-based payment expense		22,350				22,350
Net tax benefit associated with the vesting or exercise of share-based payments		3,521				3,521
Shares and deferred stock units issued to directors	1	796				797
Cash dividends, $0.20 per common share				(13,754)		(13,754)
Balance at December 31, 2013	691	387,477	—	790,603	(39,453)	1,139,318
Net income attributable to Sotheby's				117,795		117,795
Other comprehensive loss, net of tax					(37,313)	(37,313)
Stock options exercised		967				967
Common stock shares withheld to satisfy employee tax obligations		(11,848)				(11,848)
Restricted stock units vested, net	4	(4)				—
Amortization of share-based payment expense		27,061				27,061
Net tax benefit associated with the vesting or exercise of share-based payments		3,625				3,625
Shares and deferred stock units issued to directors		1,596				1,596
Repurchase of common stock			(25,000)			(25,000)
Cash dividends, $4.74 per common share				(327,754)		(327,754)
Cash dividend equivalents paid on share-based payments				(3,781)		(3,781)
Cash dividend equivalents accrued on share-based payments				(6,969)		(6,969)
Balance at December 31, 2014	$695	$408,874	$(25,000)	$569,894	$(76,766)	$877,697
See accompanying Notes to Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business
Sotheby’s (or “the Company”) is a global art business whose operations are organized under three segments: Agency, Principal, and Finance. The Agency segment matches buyers and sellers of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The activities of the Principal segment include the sale of artworks that have been purchased opportunistically by Sotheby’s and, to a lesser extent, retail wine sales and the activities of Acquavella Modern Art, an equity investee (see Note 7). The Finance segment conducts art-related financing activities by providing certain collectors and dealers with loans secured by works of art (see Note 5). To a lesser extent, Sotheby’s is also involved in brand licensing activities. (See Note 4 for additional information related to Sotheby’s segments.)
Note 2—Summary of Significant Accounting Policies
Adjustments to Prior Period Presentation—In 2013, General and Administrative Expenses included $1.4 million of third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism. The costs related to these issues became material in 2014 and, as a result, were reported separately within Special Charges. The comparable costs incurred in 2013 have been reclassified to Special Charges in this Form 10-K.
Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby’s wholly-owned subsidiaries and Sotheby's Beijing Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture formed in September 2012 in which Sotheby's has a controlling 80% ownership interest. The net income attributable to the minority owner of Sotheby's Beijing is reported as "Net Income Attributable to Noncontrolling Interest" in the Consolidated Income Statements and the non-controlling 20% ownership interest is recorded as "Noncontrolling Interest" within the Equity section of the Consolidated Balance Sheets. Intercompany transactions and balances among Sotheby's subsidiaries have been eliminated.
Equity investments through which Sotheby’s exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded, net of tax, within Equity in Earnings of Investees in the Consolidated Income Statements. Sotheby’s interest in the net assets of the investee is recorded within Equity Method Investments on the Consolidated Balance Sheets. (See Note 7 for information related to Sotheby’s equity method investments.)
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
Valuation of Inventory and Loan Collateral—The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of these items is inherently subjective and their realizable value often fluctuates over time. In estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management relies on the opinions of Sotheby’s specialists, who consider the following complex array of factors when valuing these items: (i) whether the property is expected to be offered at auction or sold privately and the timing of any such sale; (ii) the supply and demand for the property, taking into account economic conditions and, where relevant, changing trends in the art market as to which collecting categories and artists are most sought after; and (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist. Due to the inherent subjectivity involved in estimating the realizable value of the property held in inventory and the property pledged as collateral for Finance segment loans, management’s estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale. (See below for a discussion of Sotheby’s accounting policies with respect to Notes Receivable and Inventory.)

Accounts Receivable and Allowance for Doubtful Accounts—Accounts Receivable principally includes amounts due from buyers as a result of auction and private sale transactions. The recorded amount reflects the purchase price of the property, including Sotheby's commission. The Allowance for Doubtful Accounts principally includes estimated losses associated with situations when Sotheby's has paid the net sale proceeds to the seller (also known as a consignor) and it is probable that payment will not be collected from the buyer. The Allowance for Doubtful Accounts also includes an estimate of probable losses inherent in the remainder of the Accounts Receivable balance. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional facts become known. Based on all available information, management believes that the Allowance for Doubtful Accounts is adequate as of December 31, 2014; however, actual losses may ultimately exceed the recorded allowance. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $7.3 million and $6.8 million, respectively. (See Note 5 for information related to Accounts Receivable.)
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
Inventory—Inventory consists of works of fine art, decorative art, and jewelry owned by Sotheby's through its Principal and Agency segments. The inventory of the Principal segment consists of property purchased for the purpose of resale, including the remaining inventory of Noortman Master Paintings (see Note 4). The inventory of the Agency segment consists principally of items obtained as a result of the failure of guaranteed property to sell at auction (see Note 18). To a lesser extent, Agency segment inventory also includes property obtained as a result of buyer defaults in situations when Sotheby's has paid the consignor and property acquired in connection with the settlement of authenticity and other claims.
Inventory is valued on a specific identification basis at the lower of cost or management’s estimate of realizable value (i.e., the expected sale price upon disposition). If there is evidence that the estimated realizable value of a specific item held in Inventory is less than its carrying value, a writedown is recorded to reflect management's revised estimate of realizable value. Writedowns to the carrying value of Principal segment inventory are recorded in the Consolidated Income Statements within Cost of Principal Revenues. Writedowns to the carrying value of Agency segment inventory are recorded in the Consolidated Income Statements as a reduction to Agency Revenues (see discussion below under “Auction Guarantee and Inventory Activities”).
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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of potential impairment exist. These indicators could include a decline in Sotheby’s stock price and market capitalization, a significant change in the outlook for the reporting unit’s business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. An impairment loss is recognized for any amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair value of a reporting unit is estimated by management using a discounted cash flow methodology. Goodwill is attributable to reporting units in the Agency segment and totaled $14 million and $14.5 million as of December 31, 2014 and 2013, respectively, with the changes in the carrying value being attributable solely to foreign currency exchange rate movements. Other intangible assets include an indefinite lived license obtained in conjunction with Sotheby's purchase of a retail wine business in 2008. As of December 31, 2014 and 2013, the accumulated amortization related to other intangible assets was $6.1 million and $6.5 million, respectively.
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
(See Note 10 for information related to Income Taxes.)
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
Financial Instruments—Sotheby’s material financial instruments include: (i) Cash and Cash Equivalents, (ii) Restricted Cash, (iii) Notes Receivable, (iv) the York Property Mortgage, (v) the Deferred Compensation Liability and related trust assets, (vi) credit facility borrowings, (vii) Long-Term Debt, and (viii) derivative financial instruments. The carrying amounts of Cash and Cash Equivalents, Restricted Cash, Notes Receivable, and credit facility borrowings do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments. (See Notes 9, 17, and 19 for information on the fair value of Sotheby's other financial instruments.)

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
(1) Auction Commission Revenues—In its role as auctioneer, Sotheby’s accepts property on consignment and matches sellers to buyers through the auction process. Following the auction, Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s auction commissions include those paid by the buyer (“buyer’s premium”) and those paid by the seller (“seller’s commission”) (collectively, “auction commission revenue”), both of which are calculated as a percentage of the hammer price of the property sold at auction.
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
Under the standard terms and conditions of its auction sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer, provided that the property has not been released to the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Management continually evaluates the collectability of amounts due from individual buyers and only recognizes auction commission revenue when the collection of the amount due from the buyer is reasonably assured. If management determines that it is probable that the buyer will default, a cancelled sale is recorded in the period in which that determination is made and the associated Accounts Receivable balance, including Sotheby's auction commission, is reversed. Management's judgments regarding the collectability of Accounts Receivable are based on an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Management's judgments with respect to the collectability of amounts due from buyers for auction purchases may prove, with the benefit of hindsight, to be incorrect. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.
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
(3) Auction Guarantee and Inventory Activities—This component of Agency Revenues consists mainly of gains and losses related to auction guarantees including: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) writedowns to the carrying value of previously guaranteed property that initially failed to sell at auction, and (iii) recoveries and losses on the eventual sale of previously guaranteed property that initially failed to sell at auction.
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
Agency Direct Costs—A large portion of Agency Direct Costs relate to sale marketing expenses such as catalogue production and distribution, advertising and promotion costs, and traveling exhibition costs. Such costs are deferred and recorded on the Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the sale when they are recognized in the Consolidated Income Statements.
Cost of Finance Revenues—The Cost of Finance Revenues includes borrowing costs related to the Finance segment's revolving credit facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees. The Finance segment's revolving credit facility was initiated in 2014 as a result of the establishment of a separate capital structure whereby client loans are now predominantly funded by borrowings drawn from the credit facility.

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
Dividend equivalents related to share-based payments to employees are charged to Retained Earnings.
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
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares currently include unvested performance share units held by employees, incremental common shares issuable upon the assumed exercise of employee stock options, and deferred stock units held by members of the Board of Directors. In 2013 and 2012, Sotheby's potential common shares also included the net shares that would have been delivered to settle the premium upon assumed conversion of then-outstanding convertible debt, as well as the net shares that would have been issued upon the assumed exercise of then-outstanding common stock warrants. (See Note 9 for information on Sotheby's 3.125% Convertible Notes, which were settled in June 2013, and the related common stock warrants that were settled in the fourth quarter of 2013. See Note 14 for information on Sotheby's share-based payment programs.)
In 2014, 2013, and 2012, 1.1 million, 1 million, and 1 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share as the profitability targets inherent in such awards were not achieved as of the respective balance sheet dates.

The table below summarizes the computation of basic and diluted earnings per share for 2014, 2013, and 2012 (in thousands of dollars, except per share amounts):

	2014	2013	2012
Basic:
Numerator:
Net income attributable to Sotheby’s	$117,795	$130,006	$108,292
Less: Net income attributable to participating securities	1,047	60	450
Net income attributable to Sotheby’s common shareholders	$116,748	$129,946	$107,842
Denominator:
Weighted average common shares outstanding	69,016	68,374	67,691
Basic earnings per share - Sotheby’s common shareholders	$1.69	$1.90	$1.59
Diluted:
Numerator:
Net income attributable to Sotheby’s	$117,795	$130,006	$108,292
Less: Net income attributable to participating securities	1,047	60	446
Net income attributable to Sotheby’s common shareholders	$116,748	$129,946	$107,846
Denominator:
Weighted average common shares outstanding	69,016	68,374	67,691
Weighted average effect of Sotheby's dilutive potential common shares:
Convertible Notes	—	97	92
Performance share units	407	428	486
Deferred stock units	162	150	163
Stock options	21	77	95
Warrants	—	49	—
Weighted average dilutive potential common shares outstanding	590	801	836
Weighted average diluted shares outstanding	69,606	69,175	68,527
Diluted earnings per share - Sotheby’s common shareholders	$1.68	$1.88	$1.57
Note 4—Segment Reporting
Sotheby’s operations are organized under three segments: Agency, Principal, and Finance. Sotheby’s chief operating decision making group, which consists of its Chief Executive Officer ("CEO"), Chief Financial Officer, and Chief Operating Officer, regularly evaluates financial information about each operating segment in deciding how to allocate resources and assess performance. The performance of each segment is measured based on its pre-tax income (loss), excluding the unallocated items highlighted below.
The Agency segment accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby’s specialists perform significant due diligence activities to authenticate and determine the ownership history of the property being sold. The Agency segment is an aggregation of Sotheby's auction and private sale activities conducted by its operating segments in the Americas, Europe, and Asia, which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided.

The activities of the Principal segment include the sale of artworks that have been purchased opportunistically by Sotheby's, including property acquired for sale at auction in the near term in lieu of the Agency segment providing an auction guarantee to a potential consignor. To a lesser extent, the activities of the Principal segment also include retail wine sales and the activities of Acquavella Modern Art, an equity investee (see Note 7). Also, under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid and any profit or loss is shared by Sotheby's and the art dealer according to their respective ownership interests.
The Principal segment also holds the remaining inventory of Noortman Master Paintings (or "NMP"), an art dealer that was owned and operated by Sotheby's from its acquisition in June 2006 until its closure in December 2013. As of December 31, 2014, the carrying value of NMP's remaining inventory was $6.1 million, representing a $5 million (45%) decrease when compared to December 31, 2013 principally as a result of sales completed during the period. Management is continuing to execute its plans for further sales of NMP’s remaining inventory.
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
The following table presents Sotheby’s segment information for 2014, 2013, and 2012 (in thousands of dollars):

Year ended December 31, 2014	Agency	Principal	Finance		All Other	Reconciling items		Total
Revenues	$825,126	$69,958	$42,018		$9,956	$(9,005)		$938,053
Interest income	$1,857	$—	$18		$8	$—		$1,883
Interest expense (a)	$35,189	$—	$—		$—	$—		$35,189
Depreciation and amortization	$20,110	$298	$130		$37	$—		$20,575
Segment income before taxes	$188,045	$71	$26,491	(b)	$7,343	$(28,929)		$193,021
Year ended December 31, 2013
Revenues	$794,179	$30,638	$31,228		$8,124	$(10,491)		$853,678
Interest income	$3,860	$—	$—		$31	$(1,090)	(c)	$2,801
Interest expense (a)	$42,636	$—	$67		$9	$—		$42,712
Depreciation and amortization	$19,072	$202	$125		$36	$—		$19,435
Segment income (loss) before taxes	$164,499	$(4,827)	$21,445	(b)	$5,975	$(1,399)		$185,693
Year ended December 31, 2012
Revenues	$717,231	$26,180	$25,486		$7,374	$(7,779)		$768,492
Interest income	$2,465	$6	$—		$—	$(921)	(c)	$1,550
Interest expense (a)	$44,425	$4	$—		$—	$—		$44,429
Depreciation and amortization	$17,325	$463	$120		$34	$—		$17,942
Segment income (loss) before taxes	$152,240	$(1,423)	$18,595	(b)	$5,338	$(15,314)		$159,436
(a) Borrowing costs related to the Finance Credit Agreement, which include interest and the amortization of fees, are reflected in the Consolidated Income Statements as the Cost of Finance Revenues (See Note 9).

(b)
In 2014, 2013, and 2012, Finance segment income before taxes includes $2.1 million, $2.7 million, and $1.7 million, respectively, of intercompany charges from Sotheby's global treasury function. As the Finance segment continues to debt finance its loan portfolio, it is expected that these intercompany charges will decrease in the future. (See Notes 5 and 9 for information on the capital structure of the Finance segment and the debt financing of client loans.)

(c)
In 2013 and 2012, the reconciling item related to Interest Income relates to charges from the Agency segment to the Finance segment for intercompany borrowing costs. Beginning in 2014, these charges are no longer applicable due to the debt financing of the Finance segment's loan portfolio. (See Notes 5 and 9 for information on the capital structure of the Finance segment and the debt financing of client loans.)

In 2014, 2013, and 2012 Agency segment revenues consisted of the following (in thousands of dollars):

	2014	2013	2012
Auction commissions	$758,213	$687,853	$622,391
Private sale commissions	60,183	88,711	74,632
Auction guarantee and inventory activities	(15,462)	(2,186)	(1,623)
Other Agency revenues (a)	22,192	19,801	21,831
Total Agency segment revenues	825,126	794,179	717,231
Reconciling item (b)	—	(540)	—
Total Agency revenues	$825,126	$793,639	$717,231
(a) Includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues, and advertising revenues.
(b) In 2013, the reconciling item relates to the elimination of private sale commission revenues earned by the Agency segment for acting as agent in the sale of certain Principal segment inventory.
The table below provides a reconciliation of segment revenues to consolidated revenues for 2014, 2013, and 2012 (in thousands of dollars):

	2014	2013	2012
Agency	$825,126	$794,179	$717,231
Principal	69,958	30,638	26,180
Finance	42,018	31,228	25,486
All Other	9,956	8,124	7,374
Segment revenues	947,058	864,169	776,271
Reconciling items:
Intercompany charges from Finance to Agency (a)	(9,005)	(9,951)	(7,779)
Intercompany private sale commission revenues charged by Agency to Principal	—	(540)	—
Total revenues	$938,053	$853,678	$768,492
(a) Represents interest charged for secured loans issued with an interest rate below the Finance segment's target rate, as well as facility fees charged for secured loans where no facility fee is collected from the borrower.

The table below details the unallocated amounts and reconciling items related to segment income before taxes and provides a reconciliation of segment income before taxes to consolidated income before taxes for 2014, 2013, and 2012 (in thousands of dollars):

	2014	2013	2012
Agency	$188,045	$164,499	$152,240
Principal	71	(4,827)	(1,423)
Finance	26,491	21,445	18,595
All Other	7,343	5,975	5,338
Segment income before taxes	221,950	187,092	174,750
Unallocated amounts and reconciling items:
Special charges, net (see Note 21)	(20,008)	(1,372)	—
CEO separation costs (see Note 23)	(7,591)	—	—
Extinguishment of debt (see Note 10)	—	—	(15,020)
Equity in earnings of investees	(1,330)	(27)	(294)
Income before taxes	$193,021	$185,693	$159,436
In the table above, Sotheby's pre-tax share of earnings related to its equity investees are included as part of the Principal segment income (loss), but are presented net of tax in the Consolidated Income Statement.
The table below presents geographic information about revenues in 2014, 2013, and 2012 for all countries which exceeded 5% of total revenues (in thousands of dollars):

	2014	2013	2012
United States	$397,113	$352,450	$338,162
United Kingdom (the "U.K.")	271,505	230,304	221,716
China	165,066	153,909	108,399
France	48,032	46,891	40,972
Switzerland	46,226	41,150	41,061
Other countries	19,116	39,465	25,961
Reconciling item:
Intercompany revenue	(9,005)	(10,491)	(7,779)
Total	$938,053	$853,678	$768,492
The table below presents assets for Sotheby’s segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2014, 2013 and 2012 (in thousands of dollars):

December 31	2014	2013	2012
Agency	$2,325,855	$2,261,482	$1,977,620
Principal	93,275	82,560	85,748
Finance	658,710	480,103	427,871
All Other	1,700	1,496	1,224
Total segment assets	3,079,540	2,825,641	2,492,463
Unallocated amounts:
Deferred tax assets and income tax receivable	55,280	67,905	82,632
Consolidated assets	$3,134,820	$2,893,546	$2,575,095
Substantially all of Sotheby's capital expenditures in 2014, 2013, and 2012 were attributable to the Agency segment.

Note 5—Receivables
Accounts Receivable, Net—Through its Agency segment, Sotheby's accepts property on consignment and matches sellers, also known as consignors, to buyers through the auction or private sale process. Following an auction or private sale, Sotheby's invoices the buyer for the purchase price of the property (including any commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. For private sales, Sotheby's enters into a legally binding agreement with the consignor, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned upon completion of the sale. In certain situations, Sotheby’s may also execute a legally binding agreement with the buyer stipulating the terms of the private sale transaction.
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
In the limited circumstances when the payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Consolidated Balance Sheets. As of December 31, 2014, Notes Receivable within the Agency segment included $22.7 million of amounts reclassified from Accounts Receivable. As of December 31, 2013, no such Notes Receivable were outstanding. (See discussion of Agency segment Notes Receivable below.)
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of December 31, 2014 and 2013, Accounts Receivable (net) includes $116 million and $130.5 million related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of December 31, 2014 and 2013, Accounts Receivable (net) also includes $96.5 million and $92.1 million, respectively, related to situations in which the buyer has taken possession of the property before making payment to Sotheby’s. Included in the $96.5 million is $1.1 million associated with purchases made by a related party (see Note 20). This related party receivable was collected in the first quarter of 2015.

Notes Receivable, Net—As of December 31, 2014 and 2013, Notes Receivable (net) consisted of the following (in thousands of dollars):

December 31	2014	2013
Finance segment:
Consignor advances	$25,994	$139,007
Term loans	618,447	335,426
Total - Finance segment (net)	644,441	474,433
Agency segment:
Guarantee advances	25,000	28,000
Other loans	24,760	2,142
Total - Agency segment	49,760	30,142
Principal segment:
Secured loans	2,812	5,825
Other:
Unsecured loan	2,725	3,025
Total Notes Receivable (net)	$699,738	$513,425
Notes Receivable (Finance Segment)—The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment of Sotheby's (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”).
A consignor advance allows a seller to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future. Consignor advances normally have short-term maturities. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility in February 2014 has allowed management to debt fund a substantial portion of pre-existing loans and fund further growth of the loan portfolio. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. (See Note 9 for information related to the Finance segment's revolving credit facility.)
In certain situations, term loans are also made to refinance clients' auction and private sale purchases. For the years ended December 31, 2014 and 2013, the Finance Segment made $65.6 million and $62.2 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Consolidated Statements of Cash Flows. In 2014 and 2013, such repayments totaled $38.1 million and $76.4 million, respectively. As of December 31, 2014 and 2013, Notes Receivable (net) included $90.4 million and $62.9 million, respectively, of term loans made to refinance clients' auction and private sale purchases.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.

Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50% or lower. However, loans are also made at an initial LTV ratio higher than 50%. In addition, as a result of the periodic revaluation of loan collateral, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, or the disposal plans for the collateral. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans.
The table below provides the aggregate LTV ratio for the Finance segment portfolio of secured loans as of December 31, 2014 and 2013 (in thousands of dollars):

December 31	2014	2013
Finance segment secured loans	$644,441	$474,433
Low auction estimate of collateral	$1,349,094	$1,180,406
Aggregate LTV ratio	48%	40%
The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV above 50% as of December 31, 2014 and 2013 (in thousands of dollars):

December 31	2014	2013
Finance segment secured loans with an LTV ratio above 50%	$329,135	$181,027
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$556,662	$295,255
Aggregate LTV ratio of Finance segment secured loans with an LTV above 50%	59%	61%
The table below provides other credit quality information regarding Finance segment secured loans as of December 31, 2014 and 2013 (in thousands of dollars):

December 31	2014	2013
Total secured loans	$644,441	$474,433
Loans past due	$22,409	$24,129
Loans more than 90 days past due	$—	$1,266
Non-accrual loans	$—	$—
Impaired loans	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—
Allowance for credit losses based on historical data	1,166	1,746
Total allowance for credit losses - secured loans	$1,166	$1,746
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of December 31, 2014, $22.4 million of the Notes Receivable (net) balance was considered to be past due. The collateral securing these loans has low auction estimates of approximately $83.5 million, resulting in an LTV ratio for these loans of 27%. Sotheby's is continuing to accrue Finance Revenue on these past due loans. In consideration of payments received to-date in the first quarter of 2015, the collateral value related to these loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of December 31, 2014 and 2013, there were no non-accrual loans outstanding.

A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of December 31, 2014 and 2013, there were no impaired loans outstanding.
During the period January 1, 2013 to December 31, 2014, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for Credit Losses as of January 1, 2013	$1,341
Change in loan loss provision	405
Allowance for Credit Losses as of December 31, 2013	1,746
Change in loan loss provision	(580)
Allowance for Credit Losses as of December 31, 2014	$1,166
The net decrease in the allowance for credit losses during 2014 is the result of better than anticipated loan loss rates.
As of December 31, 2014, unfunded commitments to extend additional credit through Sotheby's Finance segment were $13.7 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on the Consolidated Balance Sheets within Notes Receivable (net). As of December 31, 2014 and 2013, auction guarantee advances totaled $25 million and $28 million, respectively. (See Note 18 for information related to auction guarantees.)
In the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Consolidated Balance Sheets. As of December 31, 2014, Notes Receivable within the Agency segment included $22.7 million of amounts reclassified from Accounts Receivable against which Sotheby's holds $3.9 million of collateral. As of December 31, 2013, no such Notes Receivable were outstanding. These Notes Receivables are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in the Consolidated Statements of Cash Flows.
Under certain circumstances, Sotheby's, through its Agency segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. The property purchased pursuant to such unsecured loans is sold privately or at auction with any profit or loss shared by Sotheby's and the art dealer. As of December 31, 2014 and 2013, such unsecured loans totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the $2.1 million balance is collectible based on discussions with the borrower.
Notes Receivable (Principal Segment)—Under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of December 31, 2014 and 2013, Notes Receivable (net) included Principal segment loans totaling $2.8 million and $5.8 million, respectively.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million, and, as a result, recognized a gain of $0.3 million in Other Income. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. As of December 31, 2014, the carrying value of this loan was $2.7 million.

Note 6—Inventory
Inventory consists of fine art, jewelry, and decorative art owned by Sotheby's through its Principal and Agency segments. Principal segment inventory includes artworks that have been purchased opportunistically by Sotheby's, including property acquired for sale at auction in the near term in lieu of the Agency segment providing an auction guarantee to a potential consignor. To a much lesser extent, Principal segment inventory also includes the remaining inventory of NMP (see Note 4). The inventory of the Agency segment consists principally of items obtained as a result of the failure of guaranteed property to sell at auction. To a lesser extent, Agency segment inventory also includes property obtained as a result of buyer defaults in situations when Sotheby's has paid the consignor and property acquired in connection with the settlement of authenticity and other claims.
As of December 31, 2014 and 2013, Inventory balances by segment were as follows (in thousands of dollars):

December 31	2014	2013
Agency	$157,835	$130,665
Principal	59,297	61,475
Total	$217,132	$192,140
In certain situations, Sotheby's accepts Inventory in exchange for reductions to existing client receivable balances. For the years ended December 31, 2014 and 2013, Sotheby's acquired $6.7 million and $19 million, respectively, of Inventory in exchange for reductions in the client's Accounts Receivable and Notes Receivable balances ($4.7 million and $19 million, respectively). The difference in the amount of Inventory acquired in 2014 in respect of these situations and the amount of the reduction in the Accounts Receivable balance is due to the concurrent receipt of a balancing cash payment. These transactions result in non-cash additions to Inventory during 2014 and 2013, and are not reflected in the Consolidated Statement of Cash Flows for those years.
In 2014, 2013, and 2012, Inventory writedowns by segment were as follows (in thousands of dollars):

	2014	2013	2012
Agency	$5,888	$3,954	$4,203
Principal	4,115	4,848	1,933
Total	$10,003	$8,802	$6,136
In 2014, 2013, and 2012, Principal segment inventory writedowns include NMP writedowns of $0.7 million, $4.4 million, and $0.4 million, respectively.
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
Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require Sotheby’s to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. Upon dissolution of AMA, if Sotheby’s and ACA elect not to liquidate the property and assets of AMA, any assets remaining after the payment of expenses and any other liabilities of AMA will be distributed to Sotheby’s and AMA as tenants-in-common or in some other reasonable manner. The net assets of AMA consist almost entirely of the Matisse Inventory. As of December 31, 2014 and 2013, the carrying value of the Matisse Inventory was $44.8 million and $46.6 million, respectively. As of December 31, 2014 and 2013, the carrying value of Sotheby’s investment in AMA was $10.2 million and $11 million, respectively. From time-to-time, Sotheby’s transacts with the principal shareholder of ACA in the normal course of its business.
In the second quarter of 2013, Sotheby's sold its interest in another equity method investee for $4.3 million and, as a result, recognized a gain of $0.3 million in Other Income. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million, and the issuance of a $3.5 million unsecured loan (see Note 5).

Subsequent Event—On February 18, 2015, Sotheby's acquired a 25% ownership interest in RM Auctions, the world's preeminent auction house for investment-quality automobiles, for $30.7 million. Following this investment, RM Auctions will now be known as RM Sotheby's. In addition to the initial 25% ownership interest, Sotheby’s will have governance participation and a comprehensive partnership agreement to work together to drive growth in the business. Over time, Sotheby’s will have opportunities to increase its ownership stake as the partnership evolves and grows.
Note 8—Fixed Assets
As of December 31, 2014 and 2013, Fixed Assets consisted of the following (in thousands of dollars):

December 31	2014	2013
Land	$93,353	$93,679
Buildings and building improvements	226,465	226,604
Leasehold improvements	83,643	84,855
Computer hardware and software	71,422	71,021
Furniture, fixtures and equipment	78,182	78,574
Construction in progress	1,401	2,136
Other	1,176	1,371
Sub-total	555,642	558,240
Less: Accumulated Depreciation and Amortization	(191,260)	(178,841)
Total Fixed Assets, net	$364,382	$379,399
In 2014, 2013, and 2012, Depreciation and Amortization related to Fixed Assets was $20.6 million, $19.4 million, and $17.9 million, respectively.
Note 9—Debt
Revolving Credit Facility—Sotheby's has a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation. This credit agreement provides for separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “Credit Agreements”). The Credit Agreements have a maturity date of August 22, 2019.
The Agency Credit Agreement provides for an asset-based revolving credit facility, subject to a borrowing base, the proceeds of which may be used primarily for the working capital and other general corporate needs of the Agency segment, as well as for Principal segment inventory investments. The Finance Credit Agreement provides for an asset-based revolving credit facility, subject to a borrowing base, the proceeds of which may be used primarily for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The Credit Agreements allow Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.
The maximum aggregate borrowing capacity of the Credit Agreements is $850 million, with $300 million committed to the Agency segment and $550 million committed to the Finance segment. The borrowing capacity of the Credit Agreements includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 21, 2015, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.
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
The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions, and the fair value of certain of Sotheby's trademarks. The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and the fair value of certain of Sotheby's trademarks.

The obligations under the Credit Agreements are cross-guaranteed and cross-collateralized. Domestic borrowers are jointly and severally liable for all obligations under the Credit Agreements and, subject to certain limitations, borrowers in the U.K. and Sotheby's Hong Kong Limited, are jointly and severally liable for all obligations of the foreign borrowers under the Credit Agreements. In addition, the obligations of the borrowers under the Credit Agreements are guaranteed by certain of their subsidiaries. Sotheby's obligations under the Credit Agreements are secured by liens on all or substantially all of the personal property of the entities that are borrowers and guarantors under the Credit Agreements.
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $600 million limitation on net outstanding auction guarantees, and limitations on the use of proceeds from borrowings under the Credit Agreements. However, the Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreements, equals or exceeds $200 million. The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2014.
Sotheby’s has incurred aggregate fees of approximately $18.5 million in conjunction with the establishment of and subsequent amendments to its credit agreement with General Electric Capital Corporation, of which $5.4 million was incurred in 2014. These fees are being amortized on a straight-line basis through the August 22, 2019 maturity date of the Credit Agreements.
The following table summarizes information relevant to the Credit Agreements as of and for the year ended December 31, 2014:

	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity	$300,000	$550,000	$850,000
Borrowing base	$237,830	$519,255	$757,085
Borrowings outstanding	$—	$445,000	$445,000
Available borrowing capacity (a)	$237,830	$74,255	$312,085
Average borrowings outstanding	$—	$306,448	$306,448
Borrowing Costs	$2,240	$8,740	$10,980
Legend:
(a) The available borrowing capacity is calculated as the borrowing base (i.e., the current maximum borrowing availability) less borrowings outstanding as of December 31, 2014.
Borrowing costs related to the Finance Credit Agreement, which include interest of $7.7 million and fee amortization of $1 million, are reflected in the Consolidated Income Statements as the Cost of Finance Revenues. For the year ended December 31, 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.9%.
Borrowing costs related to the Agency Credit Agreement, which include interest and fee amortization, are reflected in the Consolidated Income Statements as Interest Expense. (See the table below for additional information related to Interest Expense associated with the Agency Credit Agreement.)
Long-Term Debt—As of December 31, 2014 and 2013, Long-Term Debt consisted of the following (in thousands of dollars):

December 31	2014	2013
York Property Mortgage, net of unamortized discount of $1,782 and $5,346	$218,728	$218,778
2022 Senior Notes	300,000	300,000
Less current portion:
York Property Mortgage	(218,728)	(3,630)
Total Long-Term Debt, net	$300,000	$515,148
(See the captioned sections below for information related to the York Property Mortgage and the 2022 Senior Notes, as well as information on the other debt instruments that were outstanding during the periods covered by this report.)

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
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases to 10.6% subsequent to July 1, 2015 unless the mortgage is repaid by that date. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than June 30, 2015. Accordingly, the $218.7 million carrying value of the York Property Mortgage is classified as a current liability on Sotheby's Consolidated Balance Sheet as of December 31, 2014.
In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through July 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through July 2015. As of December 31, 2014, the fair value of the York Property Mortgage was approximately $222 million based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
As of December 31, 2014, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $283.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.

2015 Senior Notes—On June 17, 2008, Sotheby's issued $150 million aggregate principal amount of 7.75% Senior Notes, due June 15, 2015 (the "2015 Senior Notes"). The net proceeds from the issuance of the 2015 Senior Notes were approximately $145.9 million, after deducting the initial purchasers' discounts and fees. The 2015 Senior Notes had an effective interest rate of 8%.
On November 23, 2012, Sotheby's redeemed all of the remaining $80 million of outstanding 2015 Senior Notes for a redemption price of $97 million, which included $2.7 million in accrued interest and a $14 million redemption premium. The redemption of the 2015 Senior Notes resulted in a $15 million loss recognized in 2012, which includes the write-off of approximately $1 million in unamortized debt issuance costs and discounts.
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
On January 1, 2009, upon the adoption of Accounting Standards Codification 470-20, Debt - Debt With Conversion and Other Options, the liability and equity components of the Convertible Notes were separately accounted for in Sotheby's financial statements. The liability component was initially valued at $161.8 million using Sotheby's nonconvertible debt borrowing rate, which was estimated to be 7.75% at the date of adoption, and was accounted for as Long-Term Debt. The equity component (i.e., the embedded conversion option) was initially valued at $38.2 million ($21 million, net of tax) and was accounted for as a component of Additional Paid-In Capital within Shareholders' Equity. The corresponding debt discount was amortized to Interest Expense over the life of the Convertible Notes using the effective interest rate method.
The Convertible Notes were convertible at the option of the bondholders for a period beginning on April 1, 2011 and ending on June 30, 2011 as a result of the stock price trigger in the underlying indenture being met in the first quarter of 2011. In June 2011, Sotheby's received conversion requests resulting in a conversion obligation of $22.5 million, which consisted of $18.1 million related to principal and approximately $4.4 million related to the conversion premium. This conversion obligation was settled entirely in cash in August 2011. As a result of the cash settlement of these conversion requests, $8.2 million ($5.4 million, net of tax) of the amount originally attributed to the embedded conversion option and initially recorded within Shareholders' Equity no longer met the conditions for equity classification. Accordingly, this amount was reclassified to Other Current Liabilities on Sotheby's June 30, 2011 balance sheet prior to settlement of the conversion obligation in August 2011. In August 2011, simultaneous with the settlement of the June 2011 conversion requests, Sotheby's received $4.4 million in cash to fund the conversion premium through its exercise of a portion of the Convertible Note Hedges, as discussed below. In the third quarter of 2011, Sotheby's recognized a $1.5 million loss representing the write-off of a proportionate amount of the unamortized discount and deferred transaction costs related to the Convertible Notes redeemed.
The remaining Convertible Notes became convertible on March 15, 2013, for a period ending on the close of business on June 14, 2013, when Sotheby's became obligated to pay the conversion obligation of $197.4 million, which consisted of $181.9 million related to principal and $15.5 million related to the conversion premium. As of March 31, 2013, management evaluated the remaining amount originally attributed to the embedded conversion option and initially recorded within Shareholders' Equity and concluded that it no longer met the conditions for equity classification as a result of Sotheby's irrevocable election in the first quarter of 2013 to settle any remaining conversion obligation related to the Convertible Notes solely in cash. Accordingly, as of March 31, 2013, the $21.8 million fair value of the embedded conversion option was reclassified to Other Current Liabilities, with a corresponding reduction to Shareholders’ Equity of $12 million, net of tax. In June 2013, the conversion obligation was settled entirely in cash and Sotheby's simultaneously received $15.5 million in cash to offset the conversion premium through the exercise of its Convertible Note Hedges, as discussed below.

Convertible Note Hedges and Warrant Transactions—On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the "Convertible Note Hedges") at a cost of $40.6 million ($22.5 million, net of tax) that allowed Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the “Counterparties”) at a price equal to the conversion price of the Convertible Notes. The Convertible Note Hedges were entered into to offset the impact of any premium paid, either in cash or in shares of Sotheby's Common Stock, upon the settlement of the Convertible Notes.
The Convertible Note Hedges initially met the conditions for equity classification and, as a result, in June 2008, the related $40.6 million ($22.5 million, net of tax) was recorded on Sotheby's balance sheet as a component of Additional Paid-In Capital within Shareholders' Equity. As previously discussed in this footnote, in June 2011, Sotheby's received conversion requests totaling a principal amount of $18.1 million from holders of the Convertible Notes. As a result, in June 2011, Sotheby's exercised the portion of the Convertible Note Hedges related to these conversion requests, which enabled it to receive $4.4 million in cash, which was equal to the amount of the conversion premium paid upon settlement of the conversion obligation in August 2011. As a result of the cash settlement of this portion of the Convertible Note Hedges, $8.2 million ($5.3 million, net of tax) of the amount originally recorded in Shareholders' Equity no longer met the conditions for equity classification as of June 30, 2011. Accordingly, this amount was reclassified to Other Current Assets on Sotheby's June 30, 2011 balance sheet prior to settlement of the conversion obligation in August 2011.
As of March 31, 2013, management evaluated the Convertible Note Hedges and concluded that the remaining amount in Shareholders’ Equity no longer met the conditions for equity classification as a result of Sotheby's irrevocable election in the first quarter of 2013 to settle the remaining Convertible Note Hedges solely in cash. Accordingly, as of March 31, 2013, the $21.8 million  fair value of the remaining Convertible Note Hedges was reclassified to Other Current Assets, with a corresponding increase to Shareholders’ Equity of $12 million, net of tax. In June 2013, Sotheby's settled the remaining conversion obligation related to the Convertible Notes entirely in cash. As a result, the Convertible Note Hedges were exercised, and Sotheby's received $15.5 million in cash to offset the conversion premium related to the Convertible Notes.
On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of Sotheby's Common Stock at a price of approximately $44.50 per share, as adjusted. The net proceeds received by Sotheby's in June 2008 from the sale of the Warrants was $22.3 million and was recorded as a component of Additional Paid-In Capital within Shareholders' Equity. The warrants were automatically exercisable subject to a limit of approximately 118,348 warrants per day for each day in the 50 trading days that began on September 17, 2013 and ended on November 25, 2013. The settlement of warrant exercises resulted in the issuance of 722,288 shares of Sotheby's Common Stock in the fourth quarter of 2013.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility borrowings during the five year period after the December 31, 2014 balance sheet date are as follows (in thousands of dollars):

2015	$243,354
2016	$15,750
2017	$15,750
2018	$15,750
2019	$460,750
Consistent with the presentation of the York Property Mortgage as a current liability on the December 31, 2014 Consolidated Balance Sheet, the table above assumes the mortgage will be repaid within the twelve month period following the current balance sheet date. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than June 30, 2015.

Interest Expense—In 2014, 2013, and 2012, Interest Expense consisted of the following (in thousands of dollars):

	2014	2013	2012
Revolving credit facility:
Amortization of amendment and arrangement fees	$1,096	$1,279	$1,764
Commitment fees	1,144	1,532	1,277
Sub-total	2,240	2,811	3,041
York Property Mortgage	16,335	16,512	16,770
2022 Senior Notes and 2015 Senior Notes	15,750	15,750	9,775
Convertible Notes	—	6,417	13,470
Other interest expense	864	1,222	1,373
Total Interest Expense	$35,189	$42,712	$44,429
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes, the 2015 Senior Notes, and the Convertible Notes.
In 2014, 2013, and 2012, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

	2014	2013	2012
Contractual coupon interest expense	$—	$2,621	$5,683
Discount amortization	—	3,796	7,787
Total	$—	$6,417	$13,470
          Interest Paid—In 2014, 2013, and 2012, interest paid totaled $42.4 million, $33.2 million, and $34.9 million, respectively. Interest paid in 2014 includes $31.2 million attributable to the Agency segment, which primarily relates to the York Property Mortgage, Sotheby’s long-term debt securities, and revolving credit facility fees, and $11.2 million attributable to the Finance segment, which relates to Finance Credit Agreement borrowings and fees. As stated above, the interest expense related to the Finance Credit Agreement is reflected in the Consolidated Income Statements as Cost of Finance Revenues.
Note 10—Income Taxes
In 2014, 2013, and 2012, the significant components of income tax expense consisted of the following (in thousands of dollars):

	2014	2013	2012
Income before taxes:
Domestic	$21,976	$45,093	$36,060
Foreign	171,045	140,600	123,376
Total	$193,021	$185,693	$159,436
Income tax expense—current:
Domestic	$22,220	$8,131	$21,536
State and local	6,946	8,301	1,020
Foreign	37,762	29,602	29,775
Sub-total	66,928	46,034	52,331
Income tax expense (benefit)—deferred:
Domestic	5,406	2,543	800
State and local	6,314	(241)	(2,016)
Foreign	(2,887)	7,366	280
Sub-total	8,833	9,668	(936)
Total	$75,761	$55,702	$51,395
In 2014, 2013, and 2012, income tax expense related to equity in earnings of investees was approximately $0.6 million, $0.01 million, and $0.1 million, respectively.

As of December 31, 2014 and 2013, the components of Deferred Tax Assets and Deferred Tax Liabilities consisted of the following (in thousands of dollars):

December 31	2014	2013
Deferred Tax Assets:
Asset provisions and liabilities	$10,452	$13,658
Inventory writedowns	8,756	6,235
Tax loss and credit carryforwards	2,748	19,215
Difference between book and tax basis of depreciable and amortizable assets	18,737	21,093
Share-based payments and deferred compensation	36,494	37,737
Sub-total	77,187	97,938
Valuation allowance	(2,224)	(3,227)
Total deferred tax assets	74,963	94,711
Deferred Tax Liabilities:
Difference between book and tax basis of other assets and liabilities	3,323	6,664
Pension obligations	3,921	4,391
Basis differences in equity method investments	3,884	4,745
Undistributed earnings of foreign subsidiaries	16,432	26,462
Total deferred tax liabilities	27,560	42,262
Total	$47,403	$52,449
The presentation of certain prior year amounts in the table above has been updated to conform to the current year presentation.
As of December 31, 2014, Sotheby’s had deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $2.7 million that begin to expire in 2016.
As of December 31, 2014 and 2013, Sotheby’s had provided valuation allowances of $2.2 million and $3.2 million, respectively, for foreign loss carryforwards. During 2014, the valuation allowance decreased by approximately $0.6 million related to the utilization of certain deferred tax assets of Sotheby’s foreign subsidiaries that were not expected to be realized and by $0.4 million due to the change in foreign exchange rates on the existing valuation allowance balances of the same foreign subsidiaries.
In 2014, 2013, and 2012, the effective income tax rate varied from the statutory tax rate as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.5%	2.8%	(0.1%)
Foreign taxes at rates different from U.S. rates	(13.5%)	(11.1%)	(9.7%)
Tax effect of undistributed earnings of foreign subsidiaries	9.6%	11.0%	0.0%
Deemed income from foreign subsidiaries, net	3.0%	2.2%	2.8%
Valuation allowance	(0.2%)	(4.5%)	2.6%
Effect of enacted tax legislation	2.0%	0.1%	0.0%
Worthless stock deduction	0.0%	(3.7%)	0.0%
Other	0.8%	(1.8%)	1.6%
Effective income tax rate	39.2%	30.0%	32.2%
The presentation of certain prior year percentages in the table above have been updated to conform to the current year presentation.
The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences (e.g., non-deductible expenses) on pre-tax results by taxing jurisdiction, new tax legislation, and changes in valuation allowances and tax reserves.

Sotheby's effective income tax rate was approximately 39.2% in 2014, compared to 30% in 2013. The increase in the 2014 effective income tax rate over the prior year was caused by two income tax benefits that were recognized in 2013 for which there were no comparable benefits in 2014. In the fourth quarter of 2013, a $10 million income tax benefit was recorded related to the reversal of a valuation allowance recorded against foreign tax credits which management determined were more likely than not to be realized as a result of a repatriation of earnings from Sotheby’s foreign subsidiaries, as discussed in the following paragraph. In the second quarter of 2013, a $6.8 million income tax benefit was recorded, net of a related liability recognized for uncertain tax benefits, for a worthless stock deduction Sotheby’s claimed on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary. Also adversely impacting the comparison to the prior year is $3.9 million of income tax expense that was recognized in 2014 to reduce the value of certain deferred tax assets to an amount that will be recognized in the future as a result of the enactment of the New York State 2014-2015 Budget Act.
In both 2014 and 2013, Sotheby’s effective income tax rate was increased as the result of deferred tax liabilities recorded for incremental income taxes on the undistributed earnings of foreign subsidiaries. Beginning in 2014, based on its projections and planned uses of foreign cash balances, management determined that the current earnings of Sotheby's foreign subsidiaries would not be indefinitely reinvested outside of the U.S., and a net deferred tax liability of $16.4 million has been recorded on those earnings. The $16.4 million net liability consists of $18.6 million of income tax expense that was charged against net income and a $2.2 million income tax benefit recorded in other comprehensive income. In 2013, net income tax expense of $8.7 million was recorded as a result of management’s decision to repatriate $250 million of accumulated earnings from certain of Sotheby’s foreign subsidiaries to help fund a $300 million special dividend that was paid to shareholders in March 2014. This decision was based on the conclusions reached in January 2014 as a result of the Capital Allocation and Financial Policy Review (see Note 13). The income tax expense that was recognized in the fourth quarter of 2013 as a result of this planned repatriation of foreign earnings was recorded net of the reversal of a valuation allowance against certain foreign tax credits which management determined were more likely than not to be realized as a result of the planned repatriation.
Sotheby’s has generally considered the unremitted earnings of its foreign subsidiaries to be indefinitely reinvested and does not intend to change this position with respect to historical earnings through December 31, 2013, with the exception of the $250 million repatriation that occurred in the first quarter of 2014. As discussed above, a net tax liability of $16.4 million has been recorded on Sotheby’s 2014 foreign earnings as these earnings are not considered to be indefinitely reinvested. As of December 31, 2014, income taxes have not been provided on approximately $500 million of foreign earnings, which represents the balance of undistributed earnings that are intended to be indefinitely reinvested outside of the U.S. A determination of the amount of unrecognized deferred income tax liabilities on these earnings is subject to many variables, such as the amount of foreign tax credits that may be available, if any, and is dependent on circumstances existing if and when remittance occurs. If these earnings were not indefinitely reinvested outside of the U.S., and assuming no use of foreign tax credits in the U.S., a deferred tax liability of approximately $175 million would be recognized for U.S. federal income taxes.
Total net income tax payments during 2014, 2013, and 2012 were $60.3 million, $36.2 million, and $61.4 million, respectively.
Note 11—Uncertain Tax Positions
As of December 31, 2014, 2013, and 2012, the liability for unrecognized tax benefits, excluding interest and penalties, was $22.8 million, $25.4 million, and $35.4 million, respectively, and is recorded in the Consolidated Balance Sheets as follows (in thousands of dollars):

December 31	2014	2013	2012
Deferred income taxes (contra assets)	$—	$—	$12,445
Accrued income taxes (current)	—	—	482
Accrued income taxes (long-term)	22,798	25,423	22,473
Total liability for unrecognized tax benefits	$22,798	$25,423	$35,400
As of December 31, 2014 and 2013, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective income tax rate was $12.3 million and $11.7 million, respectively.

The table below presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2014, 2013, and 2012 (in thousands of dollars):

	2014	2013	2012
Balance at January 1	$25,423	$35,400	$34,689
Increases in unrecognized tax benefits related to the current year	2,229	8,999	2,484
Increases in unrecognized tax benefits related to prior years	167	9	1,689
Decreases in unrecognized tax benefits related to prior years	(134)	(16,651)	(3,350)
Decreases in unrecognized tax benefits related to settlements	(590)	(555)	—
Decreases in unrecognized tax benefits due to the lapse of the applicable statute of limitations	(4,297)	(1,779)	(112)
Balance at December 31	$22,798	$25,423	$35,400
In 2014, the net decrease to the liability for unrecognized tax benefits is primarily attributable to the expiration of the statute of limitations for certain tax years and the settlement of an audit. The decrease is partially offset by increases in reserves for transfer pricing and other U.S. federal and state and non-U.S. matters.
In 2013, the net decrease to the liability for unrecognized tax benefits was primarily attributable to the settlement of an audit and the expiration of the statute of limitations for certain tax years. The decrease was partially offset by a liability recognized for a portion of a tax benefit recorded during the year related to a worthless stock deduction Sotheby’s claimed on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary.
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
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Income Statements. During 2014, 2013, and 2012, Sotheby’s recognized an expense of $0.2 million, a benefit of $0.2 million, and an expense of $0.5 million, respectively, for interest expense and penalties related to unrecognized tax benefits. As of December 31, 2014, 2013, and 2012, the liability for tax-related interest and penalties included on Sotheby's Consolidated Balance Sheets was $1.8 million, $1.6 million, and $1.8 million, respectively. The net increase in 2014 was due primarily to the accrual of additional interest partially offset by the reversal of the interest accrued on unrecognized tax benefits that were recognized during 2014. The net decrease in 2013 was due primarily to the reversal of the interest accrued on the unrecognized tax benefits that were recognized during 2013, partially offset by an accrual of additional interest for the year.
Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions and as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby's U.S. federal, and various U.S. state and foreign tax returns are currently under examination by taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, which includes the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2007.
Management believes it is reasonably possible that a decrease of $5.5 million in the balance of unrecognized tax benefits can occur within 12 months of the December 31, 2014 balance sheet date primarily as a result of the expiration of the statutes of limitation and an expected settlement of an ongoing tax audit.

Note 12—Lease Commitments
Sotheby’s conducts business on premises leased in various locations under long-term operating leases expiring at various dates through 2060. In 2014, 2013, and 2012, net rental expense under Sotheby’s operating leases was $18.2 million, $17.8 million, and $17.4 million, respectively, which was recorded in General and Administrative Expenses in the Consolidated Income Statements. Future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2014 were as follows (in thousands of dollars):

2015	$17,325
2016	15,227
2017	12,107
2018	5,284
2019	5,077
Thereafter	40,780
Total future minimum lease payments	$95,800
The future minimum lease payments in the table above exclude future minimum sublease rental receipts of $2.5 million owed to Sotheby’s under noncancellable subleases. In addition to the operating lease payments in the table above, under the terms of certain leases, Sotheby’s is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.
Note 13—Shareholders’ Equity and Dividends
Common Stock—The principal U.S. market for Sotheby’s Common Stock is the New York Stock Exchange (the “NYSE”) (Symbol: BID). Each share of Sotheby's Common Stock has a par value of $0.01 per share and is entitled to one vote.
Preferred Stock—Sotheby’s has the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were outstanding as of December 31, 2014, 2013, and 2012.
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

Quarterly Cash Dividends—The following table summarizes regular quarterly cash dividends declared and paid in 2014, 2013, and 2012 (in thousands of dollars, except per share amounts):

Year	Dividends Per Common Share	Total Dividends
2014	$0.40	$27,636
2013	$0.20	$13,754
2012	$0.52	$35,223
In December 2012, the Board of Directors declared and Sotheby's paid accelerated first and second quarter of 2013 cash dividends of $13.6 million ($0.20 per common share). This accelerated dividend was paid in lieu of quarterly dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
On February 26, 2015, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million), payable on March 16, 2015 to shareholders of record as of March 9, 2015.
Special Dividend and Common Stock Repurchase Program—In January 2014, management and the Board of Directors concluded a review of Sotheby's capital allocation and financial policies and, as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments (see Note 9), (ii) declared a special dividend of $300 million ($4.34 per share) payable to shareholders of record as of February 12, 2014, and (iii) authorized a 5-year, $150 million Common Stock repurchase program principally to offset the annual vesting of employee share-based payments.
The $300 million special dividend was paid on March 17, 2014 and was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by existing domestic cash balances (see Note 10). In conjunction with this special dividend, dividend equivalents of approximately $11 million were accrued on share-based payments to Sotheby's employees and charged against retained earnings, of which approximately $3.8 million was paid in March 2014.
In conjunction with the Common Stock repurchase program, in 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated stock buyback agreement.
Note 14—Share-Based Payments
Share-Based Payments—Share-based payments to employees include performance-based stock unit awards, restricted stock units, and stock options. Each type of share-based payment is explained below. Compensation expense related to share-based payments is recorded as a component of Salaries and Related Costs in the Consolidated Income Statements, except for share-based payment expense of $3.6 million recognized in 2014 as a result of the amended employment agreement with and resignation of William F. Ruprecht, Sotheby's CEO, which is classified as a component of CEO Separation Costs in the Consolidated Income Statements (see Note 23).
In 2014, 2013, and 2012, compensation expense related to share-based payments, including the $3.6 million classified within CEO Separation Costs, was as follows (in thousands of dollars):

	2014	2013	2012
Pre-Tax	$27,061	$22,350	$19,240
After-Tax	$17,683	$15,299	$13,078

In 2014, 2013, and 2012, Sotheby's realized $3.6 million, $3.5 million, and $2.8 million respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in the financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Consolidated Statements of Cash Flows.
As of December 31, 2014, unrecognized compensation expense related to the unvested portion of share-based payments was $20.4 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.1 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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
In February 2014, Sotheby's issued share-based payment awards with a total fair value of $29.1 million, as follows: (i) 423,203 PSU's with a fair value of $18.9 million and a single vesting opportunity after a three-year service period, including 344,692 PSU's with a fair value of $15.4 million, related almost entirely to Sotheby's incentive compensation programs, and 78,511 PSU's with a fair value of $3.5 million issued to William F. Ruprecht, CEO, in accordance with the terms of his then employment agreement, and (ii) 227,936 RSU's with annual vesting over a three-year service period and a fair value of $10.2 million related almost entirely to Sotheby's incentive compensation programs.
In February 2015, Sotheby's issued share-based payment awards with a total fair value of $28.2 million, as follows:

•	384,664 PSU's with a fair value of $16.9 million and a single vesting opportunity after a three-year service period, including:

◦	304,882 PSU's with a fair value of $13.4 million related almost entirely to Sotheby's incentive compensation programs, and

◦
79,782 PSU's with a fair value of $3.5 million issued to William F. Ruprecht, CEO. In accordance with the terms of his amended employment agreement, when Mr. Ruprecht terminates employment, the pro-rata number of PSU's corresponding to the number of days not worked in 2015 will be forfeited.

•	258,827 RSU's with annual vesting over a three-year service period and a fair value of $11.3 million related almost entirely to Sotheby's incentive compensation programs.
Summary of RSU’s and PSU’s—In 2014, changes to the number of outstanding RSU’s and PSU’s were as follows (shares in thousands):

	Restricted Stock Shares, RSU’s and PSU’s	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,823	$35.37
Granted	651	$44.68
Vested	(604)	$30.21
Canceled	(64)	$39.05
Outstanding at December 31, 2014	1,806	$40.32

The aggregate fair value of RSU’s and PSU's that vested during 2014, 2013, and 2012 was $28.1 million, $26.9 million, and $28.1 million, respectively, based on the closing stock price on the dates the shares vested. As of December 31, 2014, 3.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over four years and generally expire 10 years after the date of grant.
On February 9, 2010, the Compensation Committee approved a grant of 0.5 million stock options with a grant date fair value of $10.48 per share to five senior executives. These stock options have an exercise price of $22.11 and vest evenly over four years. Prior to this grant, no stock options were issued by Sotheby’s since 2005, and no stock options have been granted from 2011 to 2014. As of December 31, 2014, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
In 2014, changes to the number of stock options outstanding were as follows (options and aggregate intrinsic value in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	93	$22.11
Canceled	—	$22.11
Exercised	(43)	$22.11
Outstanding at December 31, 2014	50	$22.11	5.1	$1,054
Exercisable at December 31, 2014	50	$22.11	5.1	$1,054
The aggregate intrinsic value of options exercised during 2014, 2013, and 2012 was $1.2 million, $3.5 million, and $0.6 million, respectively. Cash received from stock options that were exercised during 2014, 2013, and 2012 totaled $1 million, $4 million, and $1 million, respectively. In 2014, 2013, and 2012, the related excess tax benefit realized from the exercise of stock options was $0.3 million, $0.7 million, and $0.1 million, respectively.

Note 15—Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss during the period January 1, 2012 to December 31, 2014 (in thousands of dollars):

	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2012	$(34,012)	$(19,906)	$(53,918)
Foreign currency translation adjustments	17,928	(1,163)	16,765
Net unrecognized losses related to defined benefit pension plan (see Note 17)	—	(13,222)	(13,222)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income (loss)	17,928	(14,385)	3,543
Balance at December 31, 2012	(16,084)	(34,291)	(50,375)
Foreign currency translation adjustments	14,732	(858)	13,874
Net unrecognized losses related to defined benefit pension plan (see Note 17)	—	(4,065)	(4,065)
Amounts reclassified from accumulated other comprehensive loss	—	1,113	1,113
Net other comprehensive income (loss)	14,732	(3,810)	10,922
Balance at December 31, 2013	(1,352)	(38,101)	(39,453)
Foreign currency translation adjustments	(33,929)	2,468	(31,461)
Net unrecognized losses related to defined benefit pension plan (see Note 17)	—	(9,787)	(9,787)
Amounts reclassified from accumulated other comprehensive loss	2,058	1,877	3,935
Net other comprehensive loss	(31,871)	(5,442)	(37,313)
Balance at December 31, 2014	$(33,223)	$(43,543)	$(76,766)
In 2014 and 2013, $1.9 million and $1.1 million (each net of tax), respectively, was reclassified from Accumulated Other Comprehensive Loss and recognized on a pre-tax basis within Salaries and Related Costs in the Consolidated Income Statements as a result of the amortization of actuarial losses related to Sotheby's defined benefit pension plan in the U.K.
In 2014, $2.1 million was reclassified from Accumulated Other Comprehensive Loss to Other Income in the Consolidated Income Statements as a result of the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary.
Note 16—Commitments and Contingencies
Compensation Arrangements—As of December 31, 2014, Sotheby’s had employment arrangements with certain senior employees, which expire at various points between February 2015 and July 2018. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, other cash compensation, and the continuation of benefits upon termination of employment. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $17.7 million as of December 31, 2014.

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
As of December 31, 2014, Sotheby's has an outstanding guarantee of collection totaling $111.5 million related to property sold at auctions in the fourth quarter of 2014. In the event a purchaser has not paid for any item sold at auction by the settlement date, which is in the first quarter of 2015, Sotheby's will be required to pay the consignor the net sale proceeds, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. As of February 26, 2015, $77.5 million of the amounts due to Sotheby's for property sold under this guarantee of collection has been remitted by the purchasers.
Sotheby's has an outstanding guarantee of collection related to property that was offered at auctions throughout 2014 and will continue to be offered at auctions in 2015. In the event a purchaser does not pay for any item sold at auction by the settlement date, which is 35 days after the date of each respective auction or such other date agreed to by the consignor, Sotheby's is required to pay the consignor the net sale proceeds up to the final pre-sale mid-estimate of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. As of December 31, 2014, the remaining guarantee of collection related to property sold under this arrangement during the fourth quarter of 2014 totaled $2.8 million. All other amounts due to Sotheby's for property sold under this guarantee of collection have been remitted by the purchasers.
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

Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP (Del. Ch. 2014)—On March 25, 2014, Third Point LLC ("Third Point") filed a verified complaint against William F. Ruprecht, Peregrine A. M. Cavendish, Domenico De Sole, John M. Angelo, Steven B. Dodge, Daniel H. Meyer, Allen I. Questrom, Marsha E. Simms, Michael I. Sovern, Robert S. Taubman, Diana L. Taylor and Dennis M. Weibling (collectively, the “Directors”) and nominal defendant Sotheby’s. Third Point alleged that the Directors breached their fiduciary duties of loyalty and due care in adopting a shareholder rights plan (the “Rights Plan”) on October 4, 2013 and enforcing the plan against Third Point on March 21, 2014 by denying Third Point’s request that it be treated as a 13G filer under the Rights Plan to allow it to acquire up to 20% of Sotheby’s outstanding Common Stock. Third Point alleged that the Rights Plan was not a reasonable response to a legitimate threat to Sotheby’s and alleged that the adoption and continuation of the Rights Plan hindered its ability to wage an effective proxy contest. The complaint sought a declaration that the Directors breached their fiduciary duties and that the Rights Plan was unenforceable, and sought an order that Sotheby’s be required to redeem the Rights Plan in its entirety, or in the alternative, be enjoined from enforcing the Rights Plan against Third Point, or be required to amend the Rights Plan to allow Third Point to acquire up to 20% of Sotheby’s outstanding Common Stock. Along with its complaint, Third Point moved for expedited proceedings. On April 10, 2014, the Court ordered partial coordination with The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP and Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No.--9508-VCP, which are discussed below (together, the "Stockholder Actions"), with this action. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motions. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. On May 4, 2014, Sotheby's entered into a support agreement that, among other things, resolved the previously pending proxy contest. As part of this support agreement, Third Point agreed to dismiss with prejudice this litigation. On May 6, 2014, Third Point filed a notice of dismissal terminating its case.
The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP (Del. Ch. 2014)—On April 1, 2014, the Employees Retirement System of the City of St. Louis, the plaintiff, on behalf of a putative class of Sotheby’s stockholders, filed a verified class action complaint against the Directors and nominal defendant Sotheby’s. The plaintiff alleged in two counts that the Directors breached their fiduciary duties in adopting the Rights Plan and by including so-called “proxy puts” in certain Sotheby’s credit agreements. The plaintiff alleged that the Rights Plan was discriminatory, was designed to entrench current board members, and undermined the proxy contest that was being conducted by Third Point. In addition, the plaintiff alleged that the Directors endorsed credit agreements containing “proxy put” provisions that were unnecessary, preemptive defensive measures designed to insulate Directors from proxy contests. The plaintiff sought judgment preliminarily and permanently enjoining the Rights Plan, judgment preliminarily enjoining the Directors from using any proxies solicited before they “approve” the Third Point nominees for directorships, and a declaration that the Rights Plan was unenforceable and that the Directors breached their fiduciary duties to the putative class. On April 10, 2014, the Court ordered partial coordination of this action and Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No. --9508-VCP with the prior pending action in Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. On June 4, 2014, the plaintiffs in this action and in the Louisiana Municipal Employees Retirement System action discussed below jointly filed a motion for an order dismissing the Stockholder Actions as moot and for an award of attorneys’ fees and expenses in the amount of $3.5 million. On July 25, 2014, Sotheby’s filed a brief in opposition to the plaintiffs’ motion. A hearing on the motion was held on August 14, 2014. Prior to the Court’s resolution of the motion, the parties agreed to a settlement. On January 15, 2015, the Court entered a stipulation agreed to by the parties and an order regarding dismissal of the Stockholder Actions and an award of attorneys’ fees and expenses (the “Order”). As required by the Order, Sotheby’s is notifying stockholders that the Stockholder Actions are moot and that defendants, through their insurer, have paid to plaintiffs’ counsel $1.6 million in full satisfaction of their application for attorneys’ fees and expenses in the Stockholder Actions. As Sotheby’s directors and officers insurance carrier funded the full $1.6 million payment, the resolution of the Stockholder Actions did not result in any cost to Sotheby’s. The Order further provides that the Stockholder Actions will be dismissed as moot without further action of the Court unless another stockholder of Sotheby’s submits a written objection to the Court within thirty days of this notice.

Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No.--9508-VCP (Del. Ch. 2014)—On April 3, 2014, Louisiana Municipal Employees Retirement System, the plaintiff, on behalf of a putative class of Sotheby’s stockholders, filed a verified class action complaint against the Directors and nominal defendant Sotheby’s. The plaintiff alleged in two counts that the Directors breached their fiduciary duties in adopting the Rights Plan and by including so-called “proxy puts” in certain Sotheby’s credit agreements. The plaintiff alleged that the Rights Plan was discriminatory, was designed to entrench current board members, and undermined the proxy contest that was being conducted by Third Point. In addition, the plaintiff alleged that the Directors endorsed credit agreements containing “proxy put” provisions that were unnecessary, preemptive defensive measures designed to insulate Directors from proxy contests. The plaintiff sought judgment preliminarily and permanently enjoining the Rights Plan, judgment preliminarily enjoining the Directors from using any proxies solicited before they “approve” the Third Point nominees for directorships, and a declaration that the Rights Plan was unenforceable and that the Directors breached their fiduciary duties to the putative class. On April 10, 2014, the Court ordered partial coordination of this action and The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP with the prior pending action in Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motions. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. See The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP (Del. Ch. 2014) above for the resolution of this action pursuant to the Order.
(See Note 5 for information related to unfunded commitments to extend additional credit through Sotheby's Finance segment. See Note 9 for information related to Sotheby's debt commitments. See Note 11 for information related to Sotheby's income tax contingencies. See Note 18 for information related to Sotheby's auction guarantees. See Note 21 for detailed information on the support agreement entered into with Third Point on May 4, 2014.)
Note 17—Pension Arrangements
Retirement Savings Plan—Sotheby’s sponsors a qualified defined contribution plan for its U.S. employees (the “Retirement Savings Plan”). Participants in the Retirement Savings Plan may elect to contribute between 2% and 50% of their eligible compensation, on a pre-tax or after-tax Roth basis. Participant savings are matched by a contribution from Sotheby’s of up to 3% of eligible compensation. Sotheby’s may also contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant’s eligible compensation depending on Company profitability. In 2014, 2013, and 2012, Sotheby’s accrued discretionary contributions of $1.3 million, $1.2 million, and $1.2 million, respectively, to the Retirement Savings Plan, which is equal to 2%, 2%, and 3%, respectively, of eligible compensation paid during those years. In 2014, 2013, and 2012, total pension expense related to matching and discretionary contributions to the Retirement Savings Plan, net of forfeitures, was $2.4 million, $2.3 million, and $2 million, respectively. Both participant and Company contributions to the Retirement Savings Plan are subject to limitations under Internal Revenue Service ("IRS") regulations.
Deferred Compensation Plan—Sotheby’s sponsors the non-qualified Deferred Compensation Plan (the “DCP”) which is available to certain U.S. officers for whom contributions to the Retirement Savings Plan are limited by IRS regulations. The DCP provides participants with a menu of investment crediting options which track a portfolio of various deemed investment funds. Sotheby’s credits participant accounts on the same basis as matching and discretionary contributions to the Retirement Savings Plan, as discussed above. In 2014, 2013, and 2012, Sotheby’s accrued discretionary contributions of $0.4 million, $0.4 million, and $0.5 million, respectively, to the DCP, which is equal to 2%, 2%, and 3%, respectively, of eligible compensation paid during those years. In 2014, 2013, and 2012, total pension expense related to Sotheby's matching and discretionary DCP accruals was $0.9 million, $0.9 million, and $1 million, respectively.
Employee deferrals and Sotheby’s contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of Sotheby's and certain other situations. DCP liabilities are financed through the trust almost entirely by using company-owned variable life insurance (“COLI”), and, to a much lesser extent, investments in money market mutual funds. As of December 31, 2014 and 2013, the DCP liability was $49.6 million and $51.8 million, respectively, and the assets held in the rabbi trust consisted of the following (in thousands of dollars):

December 31	2014	2013
Company-owned variable life insurance	$45,895	$45,581
Money market mutual fund investments	4,595	7,650
Total	$50,490	$53,231
The COLI and money market mutual fund investments are aggregated and recorded on the Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability. The COLI is reflected at its cash surrender value. The money market mutual fund investments are classified as trading securities and reflected at their fair value.

Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized in earnings within Salaries and Related costs in the period in which they occur. Gains in deemed participant investments increase the DCP liability, as well as Salaries and Related costs. Losses in deemed participant investments decrease the DCP liability, as well as Salaries and Related costs. In 2014, 2013, and 2012, net gains in deemed participant investments totaled $1.9 million, $5.1 million, and $3.2 million, respectively.
Gains and losses resulting from changes in the fair value of the cash surrender value of the COLI and the money market mutual fund investments and related insurance expenses are recognized in earnings below Operating Income within Other Income in the period in which they occur. In 2014, 2013, and 2012, net gains related to the COLI and the money market mutual fund investments were $0.3 million, $3.7 million, and $2.4 million, respectively.
U.K. Defined Contribution Plan—Beginning on April 1, 2004, a defined contribution plan was made available to employees in the U.K. (the "U.K. Defined Contribution Plan"). In 2014, 2013, and 2012, pension expense related to the U.K. Defined Contribution Plan was $2.2 million, $1.3 million, and $1 million, respectively.
U.K. Defined Benefit Plan—Sotheby’s sponsors a defined benefit pension plan in the U.K. (the “U.K. Pension Plan”). Effective April 1, 2004, the U.K. Pension Plan was closed to new employees. Accordingly, a large majority of members in the U.K. Pension Plan are former Sotheby's employees and approximately 12% are active employees as of December 31, 2014. The tables below present detailed information related to the U.K. Pension Plan.
Benefit Obligation, Plan Assets, and Funded Status
The table below details the changes in the projected benefit obligation, plan assets and funded status of the U.K. Pension Plan, as well as the net pension asset recognized on the Consolidated Balance Sheets, as of December 31, 2014 and 2013 (in thousands of dollars):

December 31	2014	2013
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$360,185	$318,155
Service cost	4,499	3,682
Interest cost	15,633	13,359
Contributions by plan participants	1,164	1,251
Actuarial loss	33,568	23,410
Benefits paid	(11,128)	(8,168)
Foreign currency exchange rate changes	(21,986)	8,496
Projected benefit obligation at end of year	381,935	360,185
Reconciliation of plan assets
Fair value of plan assets at beginning of year	397,469	336,189
Actual return on plan assets	44,343	38,097
Employer contributions	2,740	20,268
Contributions by plan participants	1,164	1,251
Benefits paid	(11,128)	(8,168)
Foreign currency exchange rate changes	(23,660)	9,832
Fair value of plan assets at end of year	410,928	397,469
Funded Status
Net pension asset	$28,993	$37,284
As of December 31, 2014 and 2013 the accumulated benefit obligation for the U.K. Pension Plan was $367.2 million and $344 million.

Components of Net Pension Benefit
In 2014, 2013, and 2012, the components of the net pension benefit related to the U.K. Pension Plan were (in thousands of dollars):

	2014	2013	2012
Service cost	$4,499	$3,682	$3,662
Interest cost	15,633	13,359	13,143
Expected return on plan assets	(23,166)	(19,659)	(19,609)
Amortization of actuarial loss	2,346	1,458	—
Net pension benefit	$(688)	$(1,160)	$(2,804)
Net Loss Recognized in Other Comprehensive Income
The net loss related to the U.K. Pension Plan, which is recognized net of tax in Other Comprehensive Income (Loss), is generally the result of: (i) actual results being different from previous actuarial assumptions (for example, the expected return on plan assets) and/or (ii) changes in actuarial assumptions between balance sheet dates (for example, the discount rate). In 2014 and 2013, the net loss related to the U.K. Pension Plan was ($9.8) million and ($4.1) million, respectively.
Net Loss Included in Accumulated Other Comprehensive Loss
Net gains and (losses) related to the U.K. Pension Plan recognized in Other Comprehensive Income are recorded net of tax in the Shareholders' Equity section of the Consolidated Balance Sheets within Accumulated Other Comprehensive Loss. If the amount recorded in Accumulated Other Comprehensive Loss exceeds 10% of the greater of (i) the market-related value of plan assets or (ii) the benefit obligation, that excess amount is amortized as a component of future net pension expense or benefit over the average expected remaining service period of active plan participants, which is approximately 11.7 years. The market-related value of plan assets adjusts the market value of plan assets by recognizing changes in fair value over a period of five years. As of December 31, 2014 and 2013, the net loss related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss was ($44) million and ($38.6) million, respectively. It is expected that approximately $4 million ($3.2 million, pre-tax) of the ($44) million net loss will be recognized as a component of the net pension expense for the year ended December 31, 2015.
Assumptions
In 2014, 2013, and 2012, the following assumptions were used in determining the benefit obligation and net pension benefit related to the U.K. Pension Plan:

Benefit Obligation	2014	2013
Weighted average discount rate	3.50%	4.40%
Weighted average rate of compensation increase	4.10%	4.60%

Net Pension Benefit	2014	2013	2012
Weighted average discount rate	4.40%	4.40%	4.80%
Weighted average rate of compensation increase	4.60%	4.00%	5.00%
Weighted average expected long-term rate of return on plan assets	6.10%	6.20%	6.30%
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
In the first quarter of 2014, the Trustees notified management that they are altering the asset allocation so that approximately 60% is allocated to growth assets and approximately 40% is allocated to debt securities and cash. A small holding in real estate was retained, which is not subject to this allocation methodology. This change in asset allocation, which takes into account the funded status of the plan and the age profile of participants, is intended to reduce the level of risk and volatility associated with the U.K. Pension Plan while minimizing the necessity for significant future deficit contributions from the Company. Accordingly, the investment strategy through December 31, 2014 included a target allocation of approximately 60% growth assets and approximately 40% debt securities and cash.
The investment managers for the U.K. Pension Plan have full discretion in making investment decisions, subject to broad guidelines established by the Trustees. It is the Trustees’ policy not to invest in shares of Sotheby’s or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.
The table below presents the fair value of U.K. Pension Plan assets, by investment category, as of December 31, 2014 and 2013 (in thousands of dollars):

December 31	2014	% of Total	2013	% of Total
Growth assets	$247,393	60.2%	$280,019	70.5%
Debt securities:
Corporate	37,929	9.2%	30,774	7.7%
Index-linked	120,507	29.3%	82,619	20.8%
Total debt securities	158,436	38.6%	113,393	28.5%
Real estate mutual funds	2,976	0.7%	2,746	0.7%
Cash and cash equivalents	2,123	0.5%	1,311	0.3%
Total fair value of plan assets	$410,928		$397,469
The assets of the U.K. Pension Plan, which are measured at fair value, are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

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

The table below provides fair value measurement information for the U.K. Pension Plan assets as of December 31, 2014 (in thousands of dollars):

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Growth assets	$247,393	$176,219	$71,174	$—
Debt securities:
Corporate	37,929	12,705	25,224	—
Index-linked	120,507	120,507	—	—
Total debt securities	158,436	133,212	25,224	—
Real estate mutual funds	2,976	—	2,976	—
Cash and cash equivalents	2,123	2,123	—	—
Total fair value of plan assets	$410,928	$311,554	$99,374	$—
As of December 31, 2014, the following U.K. Pension Plan assets are classified as Level 1 fair value measurements:
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
As of December 31, 2014, the following U.K. Pension Plan assets are classified as Level 2 fair value measurements:
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
Estimated Future Benefit Payments
Estimated future benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, are as follows (in thousands of dollars):

Year	Benefit Payments
2015	$9,288
2016	$11,854
2017	$11,022
2018	$11,962
2019	$11,664
2020 to 2024	$70,386

Contributions
In 2014, Sotheby’s contributed $2.7 million to the U.K. Pension Plan. Sotheby's currently expects to contribute approximately $2.2 million to the U.K. Pension Plan in 2015.
Note 18—Auction Guarantees
From time-to-time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an “auction guarantee”). Sotheby’s is generally entitled to a share of the excess proceeds (the “overage”) if the property under the auction guarantee sells above the guaranteed price. In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. Depending on the mix of items subject to a guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
In situations when the guaranteed property does not sell, the property is recorded on the Consolidated Balance Sheets as Inventory at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., the expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed or be less than the amount recorded as Inventory.
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer’s premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage. In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell, while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty in a partner sharing arrangement is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.
The counterparties to Sotheby's auction guarantee risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. In the first quarter of 2013, Sotheby's recorded $1.7 million as a client goodwill gesture within General and Administrative Expenses as a result of an accommodation made to an irrevocable bid counterparty.
Although irrevocable bid and partner sharing arrangements may be used to reduce the risk associated with auction guarantees, Sotheby's may also enter into auction guarantees without securing such arrangements. In these circumstances, Sotheby's could be exposed to auction guarantee losses and/or deterioration in auction commission margins if the underlying property fails to sell at the minimum guaranteed price. Furthermore, in such situations, Sotheby's liquidity could be reduced.
Sotheby's credit agreement has a covenant that imposes a $600 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements). In addition to compliance with this covenant, Sotheby's use of auction guarantees is also subject to management and, in some cases, Board of Directors, approval.
As of December 31, 2014, Sotheby’s had outstanding auction guarantees totaling $148.3 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $42 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the first half of 2015.

Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of December 31, 2014, $25 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the Consolidated Balance Sheets within Notes Receivable (see Note 5). As of December 31, 2014 and December 31, 2013, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $5.3 million and $2.9 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets.
As of February 25, 2015, Sotheby's had outstanding auction guarantees totaling $79.5 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $28.2 million. Each of the auction guarantees outstanding as of February 25, 2015 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the second quarter of 2015.
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
As of December 31, 2014, the notional value of outstanding forward exchange contracts was $29 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
As of December 31, 2014, the carrying value of outstanding forward exchange contracts recorded as an asset on Sotheby's Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets was $0.3 million. As of December 31, 2014, the carrying value of outstanding forward exchange contracts recorded as a liability on Sotheby's Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities was $0.1 million. As of December 31, 2013, the aggregate carrying value of Sotheby's outstanding forward exchange contracts was $0.2 million, which was recorded as a liability on the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. These carrying values reflect the aggregate fair values of the outstanding derivative instruments on each balance sheet date based on referenced market rates.
Note 20—Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and employees transact with Sotheby's to buy and sell property at auction and through private sales. For the years ended December 31, 2014, 2013, and 2012, Sotheby’s recognized Agency Revenues of $3.1 million, $4.8 million, and $10 million, respectively, related to property consigned or purchased by related parties.
As of December 31, 2014 and 2013, Accounts Receivable (net) included $1.1 million and $2.7 million, respectively, associated with auction or private sale purchases made by related parties and an affiliate of a related party. The related party receivable balance outstanding as of December 31, 2014 was collected in the first quarter of 2015.
As of December 31, 2014, Sotheby's owed $0.5 million to related party consignors for sales conducted in the fourth quarter of 2014.

Note 21—Special Charges, Net
In 2014 and 2013, Sotheby's recognized special charges of $20 million and $1.4 million, respectively, related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point, and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. The amount recognized in 2014 is net of a $4.6 million insurance recovery pertaining to certain professional services fees incurred in defense of the litigation concerning the former shareholder rights plan and the change in control provision in Sotheby's credit agreement.
Included in special charges in 2014 is a $10 million charge related to the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, on May 4, 2014, Sotheby's Board of Directors expanded the size of the Board to 15 directors and appointed Mr. Loeb, Mr. Reza and Mr. Wilson (the “Third Point Nominees”) to fill the resulting vacancies. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.
(See Note 16 for information related to the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. See Note 13 for information related to Sotheby's former shareholder rights plan.)
Note 22—Restructuring Charges
On July 16, 2014, Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K. The 2014 Restructuring Plan has resulted in Restructuring Charges (net) of approximately $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits recognized in the second half of 2014 and approximately $0.3 million in lease exit costs recognized in the fourth quarter. A large majority of the headcount reductions resulting from the 2014 Restructuring Plan have been completed and the remainder will occur by June 30, 2015. As of December 31, 2014, Sotheby's has made payments of approximately $4.5 million related to the 2014 Restructuring Plan, and the accrued liability was reduced by $0.7 million as a result of foreign currency exchange rate changes. Accordingly, as of December 31, 2014, the remaining accrued liability related to the 2014 Restructuring Plan was $9 million, which is recorded on the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability is expected to be settled through cash payments to be made principally in the first half of 2015.
Note 23—CEO Separation Costs
In the fourth quarter of 2014, Sotheby's recognized $7.6 million of compensation-related costs associated with the amended employment agreement with and resignation of William F. Ruprecht as CEO. The $7.6 million charge consists of a $4 million severance accrual and $3.6 million for accelerated recognition of share-based payment expense triggered by the terms of his employment agreement.
Note 24—Recently Issued Accounting Standards
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
In February 2015, the FASB issued ASU No. 2015-02 which eliminates the deferral of the requirements of ASU No. 2009-17 for certain interests in investment funds and provides a scope exception from Accounting Standards Codification Topic 810 for certain investments in money market funds. ASU No. 2015-02 also makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.

Note 25—Quarterly Results (Unaudited)
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 79% and 83% of total annual Net Auction Sales in 2014 and 2013, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in these years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s expenses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2014
Net Auction Sales	$734,370	$1,971,338	$322,973	$2,122,738
Income Statement Data:
Revenues:
Agency	$123,128	$316,187	$76,229	$309,582
Principal	26,001	8,733	6,273	28,951
Finance	5,682	8,140	8,917	10,274
License fees	1,697	2,462	2,376	1,949
Other	303	295	406	468
Total revenues	$156,811	$335,817	$94,201	$351,224
Net (loss) income attributable to Sotheby's	$(6,114)	$77,632	$(27,726)	$74,003
Per Share Amounts:
Basic earnings (loss) per share - Sotheby’s common shareholders	$(0.09)	$1.12	$(0.40)	$1.07
Diluted earnings (loss) per share - Sotheby’s common shareholders	$(0.09)	$1.11	$(0.40)	$1.06
Shares Outstanding:
Basic	69,143	68,938	68,990	68,992
Diluted	69,143	69,491	68,990	69,707
Year Ended December 31, 2013
Net Auction Sales	$523,386	$1,654,088	$228,587	$1,932,887
Income Statement Data:
Revenues:
Agency	$94,175	$294,943	$76,929	$327,592
Principal	1,083	2,122	23,491	5,619
Finance	4,933	5,561	5,164	3,942
License fees	1,186	2,090	1,902	1,724
Other	368	152	378	324
Total revenues	$101,745	$304,868	$107,864	$339,201
Net (loss) income attributable to Sotheby's	$(22,345)	$91,729	$(30,131)	$90,753
Per Share Amounts:
Basic earnings (loss) per share - Sotheby’s common shareholders	$(0.33)	$1.34	$(0.44)	$1.32
Diluted earnings (loss) per share - Sotheby’s common shareholders	$(0.33)	$1.33	$(0.44)	$1.30
Shares Outstanding:
Basic	67,951	68,306	68,361	68,876
Diluted	67,951	68,889	68,361	69,826
___________________________________________________________________
1 Net Auction Sales represents the hammer or sale price of property sold at auction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2014, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and concluded that it is effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and has expressed an unqualified opinion in their report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION
Performance Share Unit and Restricted Stock Award Agreements
At its February 26, 2015 meeting, Sotheby’s Board of Directors (the “Board”), adopted new forms of Performance Share Unit (“PSU”) award agreements, and new forms of Restricted Stock Unit (“RSU”) award agreements for most Named Executive Officers (“NEOs”) and other executives (collectively, the “General Agreements”).
Based on recommendations from the Compensation Committee of the Board, the Board also at that meeting issued a PSU award to William F. Ruprecht, Sotheby’s Chairman, Chief Executive Officer, and President, and PSU and RSU awards to Bruno Vinciguerra, Sotheby’s Executive Vice President and Chief Operating Officer, and to the other NEOs and other executives. Pursuant to their respective employment-related agreements with Sotheby’s, Mr. Ruprecht received a PSU award, and Mr. Vinciguerra received PSU and RSU awards having certain different terms from the awards received by other NEOs and executives pursuant to the General Agreements.
The descriptions in this Item 9B of Mr. Ruprecht’s PSU award agreement, Mr. Vinciguerra’s PSU and RSU award agreements, and the General Agreements are qualified in their entirety by reference to the respective agreements, attached as Exhibits 10.37, 10.43, 10.44, 10.52, and 10.53 to this Annual Report on Form 10-K; the employment-related agreements of Messrs. Ruprecht and Vinciguerra; and the Sotheby’s Second Amended and Restated Restricted Stock Unit Plan (the "Plan"), as amended. The PSUs and RSUs are awarded pursuant to the terms of the Plan.
Each PSU awarded entitles the recipient to receive one share of Sotheby’s Common Stock upon the fulfillment of service and performance vesting conditions. Vesting will occur in respect to achievement of a profitability performance target after a three-year performance period has elapsed. In order to vest, confidential pre-tax earnings targets established by the Compensation Committee must be achieved. RSU awards vest in equal installments over a three-year period, based solely on fulfillment of service conditions.
A primary difference of both the General Agreements and Mr. Vinciguerra’s PSU and RSU award agreements from Sotheby’s previous PSU and RSU award agreements is that the General Agreements provide for “double trigger,” rather than “single trigger,” accelerated vesting in connection with a change in control of Sotheby’s. Double trigger vesting requires not only that a change in control occur, but also that the individual’s employment terminates within the two-year period following the change in control. Mr. Ruprecht’s PSU award agreement does not contain this double trigger, as the award was made in the context of his separation agreement.
Mr. Ruprecht’s rights in his PSU award agreement and Mr. Vinciguerra’s rights in his PSU and RSU award agreements differ from the General Agreements primarily regarding vesting rights upon termination of employment. Mr. Ruprecht’s and Mr. Vinciguerra’s respective award agreements provide for different vesting rights from those contained in the General Agreements based on the type of employment termination and the time period during which the termination event occurs. A summary of Mr. Ruprecht’s specific rights with respect to PSU vesting upon termination of employment under an amendment to his employment agreement appears in the Sotheby’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2014. A summary of Mr. Vinciguerra’s specific rights with respect to PSU and RSU vesting upon termination of employment under his severance agreement appears in the Sotheby’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sotheby’s
New York, New York
We have audited the internal control over financial reporting of Sotheby’s and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

New York, New York
March 2, 2015

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is incorporated herein by reference to Sotheby’s definitive proxy statement for the annual meeting of shareholders to be held in 2015 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance.” and “Certain Relationships and Related Party Transactions.”

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption “Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15(a)(1)	—
The following consolidated financial statements and the related notes thereto of Sotheby’s and subsidiaries are contained in Item 8, “Financial Statements and Supplementary Data”: Consolidated Income Statements—Years ended December 31, 2014, 2013 and 2012; Consolidated Statements of Comprehensive Income—Years ended December 31, 2014, 2013 and 2012; Consolidated Balance Sheets—December 31, 2014 and 2013; Consolidated Statements of Cash Flows—Years ended December 31, 2014, 2013 and 2012; Consolidated Statements of Changes in Shareholders’ Equity—Years ended December 31, 2014, 2013 and 2012.

15(a)(2)	—
The following is the consolidated financial statement schedule of Sotheby’s and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012.

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

4.4	—
Rights Agreement, dated as of October 4, 2013, between Sotheby’s and Computershare, Inc., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to the Company’s current report on Form 8-K, filed on October 4, 2013.

4.5	—
Amendment No. 1, dated May 5, 2014, to Rights Agreement dated October 4, 2013 by and between the Company and Computershare Inc., incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on May 7, 2014.

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

10.19	—
Fourteenth Amendment to the Agreement of Partnership dated March 26, 2014, between Sotheby's Nevada Inc. and Acquavella Contemporary Art, incorporated by reference to the Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2014.

10.20*
Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.21*	—
First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.22*	—
Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2010.

10.23	—
Amended and Restated Credit Agreement, dated as of August 22, 2014, among Sotheby's, a Delaware corporation, Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 25, 2014.

10.24	—
Amended and Restated Credit Agreement, dated as of August 22, 2014, among Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 25, 2014.

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

10.36*	—	Letter Agreement, dated November 20, 2014, between the Company and William F. Ruprecht.

10.37*^	—	Performance Share Unit Agreement effective as of February 26, 2015 between the Company and William F. Ruprecht. .

10.38*	—	Severance Agreement, dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2013.

10.39*	—
Offer Letter (with related Confidentiality Agreement), dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company’s Third Quarter Form 10-Q for 2013.

10.40*	—
Severance Agreement Amendment, dated December 19, 2013 but effective as of January 1, 2014, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.41*	—
Severance Agreement, dated December 19, 2013 but effective January 1, 2014, between Sotheby’s and Bruno Vinciguerra, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.42*	—
Severance Agreement, dated December 31, 2014 but effective as of January 1, 2015, between the Company and Bruno Vinciguerra, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form -K, filed on January 6, 2015.

10.43*^	—	Performance Share Unit Agreement effective as of February 26, 2015 between the Company and Bruno Vinciguerra. .

10.44*	—	Restricted Stock Unit Agreement effective as of February 26, 2015 between the Company and Bruno Vinciguerra. .

10.45*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.46*	—
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

10.48*	—
Severance Agreement, dated December 31, 2014 but effective as of January 1, 2015, between the Company and Mitchell Zuckerman, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on January 6, 2015.

10.49*	—
Second Amended and Restated Sotheby’s Restricted Stock Unit Plan, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement, filed on March 26, 2013 with the Securities and Exchange Commission.

10.50*	—	First Amendment to the Second Amended and Restated Sotheby’s Restricted Stock Unit Plan, dated November 5, 2014, but effective as of January 1, 2015.

10.51*	—
Form of Performance Share Unit Agreement, adopted by the Compensation Committee of the Board of Directors of the Company on February 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 16, 2010.

10.52*	—	Form of Performance Share Unit Agreement, adopted by the Board of Directors of the Company on February 26, 2015.

10.53*	—	Form of Restricted Stock Unit Agreement, adopted by the Board of Directors of the Company on February 26, 2015.

10.54	—
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

10.58*	—	Sotheby’s Executive Bonus Plan (amended as of January 1, 2012), incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2012.

10.59	—	Letter from Steven B. Dodge to the Company’s Board of Directors, dated March 13, 2014, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 13, 2014.

10.60	—	Letter from Michael I. Sovern to the Company’s Board of Directors, dated March 13, 2014, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 13, 2014.

10.61	—
Support Agreement, dated May 4, 2014 by and among the Company, Third Point LLC and the other persons set forth on the signature pages thereto, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on May 7, 2014.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

24	—	Powers of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

	—	On October 16, 2014, the Company filed a current report on Form 8-K under Item 2.03, “Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant.”

	—	On November 10, 2014, the Company filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Conditions,” and Item 9.01, “Financial Statements and Exhibits.”

—
On November 25, 2014, the Company filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers,”  Item 8.01, “Other Events,” and Item 9.01, “Financial Statements and Exhibits.”

	—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

	—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K.

^	Confidential treatment has been requested with respect to portions of this exhibit, and the redacted information has been filed separately with the Securities and Exchange Commission.

SCHEDULE II
SOTHEBY’S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables:
2014 Allowance for doubtful accounts and credit losses	$8,685	$1,893	$—	$2,094	$8,484
2013 Allowance for doubtful accounts and credit losses	$7,969	$1,444	$—	$728	$8,685
2012 Allowance for doubtful accounts and credit losses	$8,038	$1,296	$—	$1,365	$7,969
Deferred tax assets:
2014 Valuation allowance	$3,227	$29	$—	$1,032	$2,224
2013 Valuation allowance	$10,235	$1,735	$66	$8,809	$3,227
2012 Valuation allowance	$6,000	$4,333	$—	$98	$10,235

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ WILLIAM F. RUPRECHT
William F. Ruprecht
Chairman of the Board, President and Chief Executive Officer
Date: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM F. RUPRECHT	Chairman of the Board, President and Chief Executive Officer	March 2, 2015
William F. Ruprecht

/s/ DEVONSHIRE*	Deputy Chairman of the Board	March 2, 2015
The Duke of Devonshire

/s/ DOMENICO DE SOLE*	Lead Independent Director	March 2, 2015
Domenico De Sole

/s/ JOHN M. ANGELO*	Director	March 2, 2015
John M. Angelo

/s/ JESSICA BIBLIOWICZ*	Director	March 2, 2015
Jessica Bibliowicz

/s/ KEVIN CONROY*	Director	March 2, 2015
Kevin Conroy

/s/ DANIEL S. LOEB*	Director	March 2, 2015
Daniel S. Loeb

/s/ DANIEL MEYER*	Director	March 2, 2015
Daniel Meyer

/s/ OLIVIER REZA*	Director	March 2, 2015
Olivier Reza

/s/ MARSHA E. SIMMS*	Director	March 2, 2015
Marsha E. Simms

/s/ ROBERT S. TAUBMAN*	Director	March 2, 2015
Robert S. Taubman

/s/ DIANA L. TAYLOR*	Director	March 2, 2015
Diana L. Taylor

/s/ DENNIS M. WEIBLING*	Director	March 2, 2015
Dennis M. Weibling

/s/ HARRY J. WILSON*	Director	March 2, 2015
Harry J. Wilson

/s/ PATRICK S. MCCLYMONT	Executive Vice President and Chief Financial Officer	March 2, 2015
Patrick S. McClymont

/s/ KEVIN M. DELANEY	Senior Vice President, Controller and Chief Accounting Officer	March 2, 2015
Kevin M. Delaney

/s/ PATRICK S. MCCLYMONT		March 2, 2015
*Patrick S. McClymont
as Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description

2.1	—
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

4.4	—
Rights Agreement, dated as of October 4, 2013, between Sotheby’s and Computershare, Inc., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to the Company’s current report on Form 8-K, filed on October 4, 2013.

4.5	—
Amendment No. 1, dated May 5, 2014, to Rights Agreement dated October 4, 2013 by and between the Company and Computershare Inc., incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on May 7, 2014.

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

10.19	—
Fourteenth Amendment to the Agreement of Partnership dated March 26, 2014, between Sotheby's Nevada Inc. and Acquavella Contemporary Art, incorporated by reference to the Exhibit 10.1 to the Company’s First Quarter Form 10-Q for 2014.

10.20*	—
Sotheby’s 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the “Directors Plan”), incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on May 11, 2007.

10.21*	—
First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

10.22*	—
Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on May 11, 2010.

10.23	—
Amended and Restated Credit Agreement, dated as of August 22, 2014, among Sotheby's, a Delaware corporation, Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 25, 2014.

10.24	—
Amended and Restated Credit Agreement, dated as of August 22, 2014, among Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 25, 2014.

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

10.36*	—	Letter Agreement, dated November 20, 2014, between the Company and William F. Ruprecht.

10.37*^	—	Performance Share Unit Agreement effective as of February 26, 2015 between the Company and William F. Ruprecht. .

10.38*	—	Severance Agreement, dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.2 to the Company’s Third Quarter Form 10-Q for 2013.

10.39*	—
Offer Letter (with related Confidentiality Agreement), dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company’s Third Quarter Form 10-Q for 2013.

10.40*	—
Severance Agreement Amendment, dated December 19, 2013 but effective as of January 1, 2014, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.41*	—
Severance Agreement, dated December 19, 2013 but effective January 1, 2014, between Sotheby’s and Bruno Vinciguerra, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 24, 2013.

10.42*	—
Severance Agreement, dated December 31, 2014 but effective as of January 1, 2015, between the Company and Bruno Vinciguerra, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form -K, filed on January 6, 2015.

10.43*^	—	Performance Share Unit Agreement effective as of February 26, 2015 between the Company and Bruno Vinciguerra. .

10.44*	—	Restricted Stock Unit Agreement effective as of February 26, 2015 between the Company and Bruno Vinciguerra. .

10.45*	—	Severance Agreement between Sotheby’s and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company’s First Quarter Form 10-Q for 2010.

10.46*	—
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

10.48*	—
Severance Agreement, dated December 31, 2014 but effective as of January 1, 2015, between the Company and Mitchell Zuckerman, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on January 6, 2015.

10.49*	—
Second Amended and Restated Sotheby’s Restricted Stock Unit Plan, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement, filed on March 26, 2013 with the Securities and Exchange Commission.

10.50*	—	First Amendment to the Second Amended and Restated Sotheby’s Restricted Stock Unit Plan, dated November 5, 2014, but effective as of January 1, 2015.

10.51*	—
Form of Performance Share Unit Agreement, adopted by the Compensation Committee of the Board of Directors of the Company on February 9, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 16, 2010.

10.52*	—	Form of Performance Share Unit Agreement, adopted by the Board of Directors of the Company on February 26, 2015.

10.53*	—	Form of Restricted Stock Unit Agreement, adopted by the Board of Directors of the Company on February 26, 2015.

10.54	—
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

10.58*	—	Sotheby’s Executive Bonus Plan (amended as of January 1, 2012), incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2012.

10.59	—	Letter from Steven B. Dodge to the Company’s Board of Directors, dated March 13, 2014, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on March 13, 2014.

10.60	—	Letter from Michael I. Sovern to the Company’s Board of Directors, dated March 13, 2014, incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K, filed on March 13, 2014.

10.61	—
Support Agreement, dated May 4, 2014 by and among the Company, Third Point LLC and the other persons set forth on the signature pages thereto, incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K, filed on May 7, 2014.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

24	—	Powers of Attorney

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K.

^	Confidential treatment has been requested with respect to portions of this exhibit, and the redacted information has been filed separately with the Securities and Exchange Commission.