Form 10-Q
period 2015-03-31
SOTHEBYS
filed 2015-05-11
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 69,488,135 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Agency	$127,882	$123,128
Principal	12,983	26,001
Finance	12,687	5,682
License fees	1,974	1,697
Other	149	303
Total revenues	155,675	156,811
Expenses:
Agency direct costs	11,839	10,437
Cost of Principal revenues	11,713	24,502
Cost of Finance revenues	3,388	710
Marketing	4,060	3,133
Salaries and related	62,930	65,756
General and administrative	34,729	37,332
Depreciation and amortization	4,782	5,147
CEO separation and transition costs (see Note 13)	4,189	—
Restructuring charges, net (see Note 14)	(359)	—
Special charges (see Note 15)	—	5,703
Total expenses	137,271	152,720
Operating income	18,404	4,091
Interest income	129	416
Interest expense	(8,661)	(8,783)
Other expense	(1,959)	(1,442)
Income (loss) before taxes	7,913	(5,718)
Equity in earnings of investees	1,144	154
Income tax expense	3,924	331
Net income (loss)	5,133	(5,895)
Less: Net (loss) income attributable to noncontrolling interest	(69)	219
Net income (loss) attributable to Sotheby's	$5,202	$(6,114)
Basic and diluted earnings (loss) per share - Sotheby’s common shareholders	$0.07	$(0.09)
Weighted average basic shares outstanding	69,090	69,143
Weighted average diluted shares outstanding	69,705	69,143
Cash dividends declared per common share	$0.10	$4.44
See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$5,133	$(5,895)
Other comprehensive (loss) income:
Cumulative foreign currency translation adjustments, net of tax of ($1,667) and ($477)	(19,269)	1,468
Reclassification of cumulative translation adjustment included in net income (loss)	—	2,058
Amortization of previously unrecognized net pension losses and prior service costs included in net income (loss), net of tax of $215 and $117	858	472
Other comprehensive (loss) income	(18,411)	3,998
Comprehensive loss	(13,278)	(1,897)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(69)	219
Comprehensive loss attributable to Sotheby's	$(13,209)	$(2,116)
See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	March 31, 2015	December 31, 2014	March 31, 2014

A S S E T S
Current Assets:
Cash and cash equivalents	$381,065	$693,829	$322,218
Restricted cash	11,467	32,837	17,495
Accounts receivable, net of allowance for doubtful accounts of $7,198, $7,318, and $7,030	476,228	913,743	522,886
Notes receivable, net of allowance for credit losses of $1,252, $1,166, and $1,821	83,564	130,796	163,443
Inventory	258,828	217,132	177,639
Deferred income taxes and income tax receivable	33,158	17,078	31,766
Prepaid expenses and other current assets	37,470	34,107	39,034
Total Current Assets	1,281,780	2,039,522	1,274,481
Notes receivable	671,595	568,942	315,067
Fixed assets, net of accumulated depreciation and amortization of $192,048, $191,260, and $182,178	357,498	364,382	375,779
Goodwill and other intangible assets, net of accumulated amortization of $5,062, $5,760, and $6,463	13,905	14,341	14,870
Equity method investments	41,476	10,210	10,744
Deferred income taxes and income tax receivable	31,999	38,202	48,395
Trust assets related to deferred compensation liability	50,684	50,490	52,984
Pension asset	28,664	28,993	38,997
Other long-term assets	19,317	19,738	19,421
Total Assets	$2,496,918	$3,134,820	$2,150,738
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$401,560	$980,470	$413,641
Accounts payable and accrued liabilities	86,318	111,639	97,202
Accrued salaries and related costs	30,862	88,915	30,186
York Property Mortgage	218,642	218,728	3,581
Accrued and deferred income taxes	8,776	13,828	14,421
Other current liabilities	13,137	15,627	11,814
Total Current Liabilities	759,295	1,429,207	570,845
Credit facility borrowings	501,500	445,000	185,000
Long-term debt, net	300,000	300,000	515,161
Accrued and deferred income taxes	18,963	21,192	19,949
Deferred compensation liability	50,326	49,633	52,081
Other long-term liabilities	8,800	11,550	11,244
Total Liabilities	1,638,884	2,256,582	1,354,280
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Common Stock, $0.01 par value	700	695	695
Authorized shares—200,000,000
Issued shares—70,046,306, 69,550,073, and 69,494,869
Outstanding shares—69,488,135, 68,991,902, and 68,936,698
Additional paid-in capital	408,938	408,874	388,530
Treasury stock, at cost: 558,171 shares at March 31, 2015, December 31, 2014, and March 31, 2014	(25,000)	(25,000)	(25,000)
Retained earnings	568,105	569,894	467,130
Accumulated other comprehensive loss	(95,177)	(76,766)	(35,455)
Total Shareholders’ Equity	857,566	877,697	795,900
Noncontrolling interest	468	541	558
Total Equity	858,034	878,238	796,458
Total Liabilities and Shareholders’ Equity	$2,496,918	$3,134,820	$2,150,738
See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating Activities:
Net income (loss) attributable to Sotheby's	$5,202	$(6,114)
Adjustments to reconcile net income (loss) attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	4,782	5,147
Loss from cumulative translation adjustment upon liquidation of foreign subsidiary	—	2,058
Deferred income tax expense	4,685	415
Share-based payments	7,653	6,247
Net pension cost (benefit)	390	(173)
Inventory writedowns and bad debt provisions	3,175	1,309
Amortization of debt discount	891	891
Excess tax benefits from share-based payments	(1,086)	(3,121)
Other	(1,236)	894
Changes in assets and liabilities:
Accounts receivable	427,023	340,957
Due to consignors	(574,931)	(524,796)
Inventory	(47,172)	(1,587)
Prepaid expenses and other current assets	(2,419)	(7,313)
Other long-term assets	(2)	(2,259)
Deferred income tax assets and income tax receivable	(12,878)	(11,189)
Accrued income taxes and deferred income tax liabilities	(7,030)	(12,856)
Accounts payable and accrued liabilities and other liabilities	(84,410)	(56,642)
Net cash used by operating activities	(277,363)	(268,132)
Investing Activities:
Funding of notes receivable	(125,714)	(75,661)
Collections of notes receivable	74,186	88,730
Capital expenditures	(1,311)	(2,210)
Funding of equity method investment	(30,725)	—
Distributions from equity investees	600	575
Proceeds from the sale of equity method investment	75	50
Decrease in restricted cash	17,806	14,556
Net cash (used) provided by investing activities	(65,083)	26,040
Financing Activities:
Proceeds from credit facility borrowings	70,500	185,000
Repayments of credit facility borrowings	(14,000)	—
Repayments of York Property Mortgage	(976)	(927)
Repurchase of common stock	—	(25,000)
Dividends paid	(9,460)	(310,809)
Proceeds from exercise of employee stock options	—	967
Excess tax benefits from share-based payments	1,086	3,121
Funding of employee tax obligations upon the vesting of share-based payments	(8,897)	(10,141)
Net cash provided (used) by financing activities	38,253	(157,789)
Effect of exchange rate changes on cash and cash equivalents	(8,571)	784
Decrease in cash and cash equivalents	(312,764)	(399,097)
Cash and cash equivalents at beginning of period	693,829	721,315
Cash and cash equivalents at end of period	$381,065	$322,218
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Condensed Consolidated Financial Statements

6#

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (the “U.S.”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading and that all normal and recurring adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements are reflected in the interim periods presented. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2014 Annual Report on Form 10-K.
The Condensed Consolidated Financial Statements include the accounts of Sotheby’s wholly-owned subsidiaries and Sotheby's Beijing Auction Co., Ltd ("Sotheby's Beijing"), a joint venture in which Sotheby's has a controlling 80% ownership interest. The net (loss) income attributable to the minority owner of Sotheby's Beijing is reported as "Net (Loss) Income Attributable to Noncontrolling Interest" in the Condensed Consolidated Statements of Operations and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of the Condensed Consolidated Balance Sheets.
Equity investments through which Sotheby’s exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded within Equity in Earnings of Investees in the Condensed Consolidated Statements of Operations. Sotheby’s interest in the net assets of the investee is recorded within Equity Method Investments on the Condensed Consolidated Balance Sheets. Sotheby's equity method investees include Acquavella Modern Art and RM Sotheby's (see Note 7).
2. Seasonality of Business
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 79% and 83% of total Net Auction Sales in 2014 and 2013, respectively, with auction commission revenues comprising approximately 81% of Sotheby's total revenues in those years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.
3. Earnings (Loss) Per Share
Basic earnings (loss) per share—Basic earnings (loss) per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's participating securities include unvested restricted stock units and restricted stock shares, which have non-forfeitable rights to dividends. (See Note 12 for information on Sotheby's share-based payment programs.)
Diluted earnings (loss) per share—Diluted earnings (loss) per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings (loss) per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares currently include unvested performance share units held by employees, incremental common shares issuable upon the assumed exercise of employee stock options, and deferred stock units held by members of the Board of Directors. (See Note 12 for information on Sotheby's share-based payment programs.)
___________________________________________________________________
1 Net Auction Sales represents the hammer or sale price of property sold at auction.

7#

For the three months ended March 31, 2015, 1.3 million potential common shares related to unvested performance share units were excluded from the computation of diluted earnings per share because the profitability or stock price targets inherent in such awards were not achieved as of the balance sheet date. For the three months ended March 31, 2014, 2 million potential common shares were excluded from the computation of diluted earnings per share because Sotheby's reported a net loss for the period, and, therefore, their inclusion in the computation would be anti-dilutive.
The table below summarizes the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three months ended March 31,

	2015	2014
Basic:
Numerator:
Net income (loss) attributable to Sotheby’s	$5,202	$(6,114)
Less: Net income attributable to participating securities	41	—
Net income (loss) attributable to Sotheby’s common shareholders	$5,161	$(6,114)
Denominator:
Weighted average basic shares outstanding	69,090	69,143
Basic earnings (loss) per share - Sotheby’s common shareholders	$0.07	$(0.09)
Diluted:
Numerator:
Net income (loss) attributable to Sotheby’s	$5,202	$(6,114)
Less: Net income attributable to participating securities	41	—
Net income (loss) attributable to Sotheby’s common shareholders	$5,161	$(6,114)
Denominator:
Weighted average common shares outstanding	69,090	69,143
Weighted average effect of Sotheby's dilutive potential common shares:
Performance share units	440	—
Deferred stock units	155	—
Stock options	20	—
Weighted average dilutive potential common shares outstanding	615	—
Weighted average diluted shares outstanding	69,705	69,143
Diluted earnings (loss) per share - Sotheby’s common shareholders	$0.07	$(0.09)

8#

4. Segment Reporting
Sotheby’s operations are organized under three segments—Agency, Principal, and Finance. The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

Three months ended March 31, 2015	Agency (a)	Principal	Finance (a)		All Other	Reconciling items (a)	Total
Revenues	$127,882	$12,983	$15,957		$2,123	$(3,270)	$155,675
Segment (loss) income before taxes	$(382)	$1,123	$10,820		$1,685	$(5,333)	$7,913
Three months ended March 31, 2014
Revenues	$123,128	$26,001	$8,947		$2,000	$(3,265)	$156,811
Segment (loss) income before taxes	$(7,923)	$949	$5,896	(b)	$1,343	$(5,983)	$(5,718)

(a)
The reconciling items related to Revenues consist principally of amounts charged by the Finance segment to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as, beginning on January 1, 2015, fees charged for term loan collateral sold at auction or privately through the Agency segment during the period. For the three months ended March 31, 2015, such fees totaled $1.9 million. Prior period segment results for the three months ended March 31, 2014 have been adjusted to include $0.7 million of such fees. Each of the individual reconciling items related to segment income (loss) before taxes are listed in the table below.

(b) For the three months ended March 31, 2014, Finance segment income before taxes includes $1.1 million of intercompany charges from Sotheby's global treasury function.
For the three months ended March 31, 2015 and 2014, Agency segment revenues consist of the following (in thousands of dollars):

	Three Months Ended March 31,
	2015	2014
Auction commissions	$113,015	$104,673
Private sale commissions	11,458	13,055
Auction guarantee and inventory activities	(751)	670
Other Agency revenues (a)	4,160	4,730
Total Agency segment revenues	$127,882	$123,128

(a)
Includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to clients for catalogue production and insurance, catalogue subscription revenues, and advertising revenues.

9#

The table below presents a reconciliation of segment income (loss) before taxes to consolidated income (loss) before taxes for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

	Three Months Ended March 31,
	2015	2014
Agency	$(382)	$(7,923)
Principal	1,123	949
Finance	10,820	5,896
All Other	1,685	1,343
Segment income before taxes	13,246	265
Reconciling items:
CEO separation and transition costs (see Note 13)	(4,189)	—
Special charges (see Note 15)	—	(5,703)
Equity in earnings of investees (a)	(1,144)	(280)
Income (loss) before taxes	$7,913	$(5,718)

(a)
In the table above, Sotheby's share of earnings related to its equity investees is included as part of the (loss) income before taxes of the Agency and Principal segments, but is presented as a separate component of net income (loss) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2015 and 2014, equity in earnings of investees related to the Principal segment was $0.4 million and $0.3 million, respectively. For the three months ended March 31, 2015, equity in earnings of investees related to the Agency segment was $0.7 million.

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2015, December 31, 2014, and March 31, 2014 (in thousands of dollars):

	March 31, 2015	December 31, 2014	March 31, 2014
Agency	$1,652,272	$2,325,855	$1,477,104
Principal	66,005	93,275	90,271
Finance	711,862	658,710	501,822
All Other	1,622	1,700	1,380
Total segment assets	2,431,761	3,079,540	2,070,577
Unallocated amounts:
Deferred tax assets and income tax receivable	65,157	55,280	80,161
Consolidated assets	$2,496,918	$3,134,820	$2,150,738

10#

5. Receivables
Accounts Receivable, Net—Through its Agency segment, Sotheby's accepts property on consignment and matches sellers, also known as consignors, to buyers through the auction or private sale process. Following an auction or private sale, Sotheby's invoices the buyer for the purchase price of the property (including any commissions owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties.
Under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds being due to the consignor shortly thereafter. Extended payment terms are sometimes provided to an auction or private sale buyer. For auctions, the extent to which extended payment terms are provided to buyers can vary considerably from selling season to selling season. Extended payment terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. All extended payment term arrangements are approved by management under Sotheby's internal corporate governance policy. When providing extended payment terms, Sotheby’s attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so.
In the limited circumstances when the payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, Notes Receivable within the Agency segment included $22.9 million and $22.7 million, respectively, of amounts reclassified from Accounts Receivable. As of March 31, 2014, there were no such Notes Receivable outstanding. (See discussion of Agency segment Notes Receivable below.)
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of March 31, 2015, December 31, 2014, and March 31, 2014, Accounts Receivable (net) included $134.2 million, $116 million, and $176.1 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of March 31, 2015, December 31, 2014, and March 31, 2014, Accounts Receivable (net) also included $48.7 million, $96.5 million, and $92.1 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.

11#

Notes Receivable, Net—As of March 31, 2015, December 31, 2014, and March 31, 2014, Notes Receivable (net) consisted of the following (in thousands of dollars):

	March 31, 2015	December 31, 2014	March 31, 2014
Finance Segment:
Consignor advances	$38,190	$25,994	$96,338
Term loans	661,657	618,447	360,830
Total - Finance segment (net)	699,847	644,441	457,168
Agency Segment:
Guarantee advances	25,000	25,000	7,725
Consignor advances	—	—	3,000
Other loans	25,036	24,760	2,142
Total - Agency segment	50,036	49,760	12,867
Principal Segment:
Secured loans	2,626	2,812	5,525
Other:
Unsecured loan	2,650	2,725	2,950
Total Notes Receivable (net)	$755,159	$699,738	$478,510
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
Consignor advances allow sellers to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future and normally have short-term maturities. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility in February 2014 has allowed management to debt fund a substantial portion of pre-existing loans and fund further growth of the loan portfolio. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. (See Note 6 for information related to the Finance segment's dedicated revolving credit facility.)
In certain situations, term loans are also made to refinance client auction and private sale purchases. For the three months ended March 31, 2015 and 2014, the Finance segment made $32.3 million and $7.1 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within investing activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within operating activities in the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2015 and 2014, such repayments totaled $10.7 million and $16.1 million, respectively. As of March 31, 2015, December 31, 2014, and March 31, 2014, Notes Receivable (net) included $112 million, $90.4 million, and $63.9 million, respectively, of such loans.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the particular collateral. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.

12#

Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50%, but loans are routinely made with LTV ratios between 51% and 60% as the Finance segment credit facility permits borrowings on loans up to an LTV of 60%. In rare circumstances, loans are also made at an initial LTV ratio higher than 60%. The decision to make a loan with an LTV ratio above 50% is made by management based on an assessment of borrower credit risk. In addition, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans.
The table below provides the aggregate LTV ratio for the Finance segment loan portfolio as of March 31, 2015, December 31, 2014, and March 31, 2014 (in thousands of dollars):

	March 31, 2015	December 31, 2014	March 31, 2014
Finance segment secured loans	$699,847	$644,441	$457,168
Low auction estimate of collateral	$1,444,468	$1,349,094	$1,075,376
Aggregate LTV ratio	48%	48%	43%
The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV ratio above 50% as of March 31, 2015, December 31, 2014, and March 31, 2014 (in thousands of dollars):

	March 31, 2015	December 31, 2014	March 31, 2014
Finance segment secured loans with an LTV ratio above 50%	$432,967	$329,135	$169,783
Low auction estimate of collateral related to Finance segment secured loans with an LTV ratio above 50%	$781,387	$556,662	$268,621
Aggregate LTV ratio of Finance segment secured loans with an LTV ratio above 50%	55%	59%	63%
As of March 31, 2015, December 31, 2014, and March 31, 2014, the balance of Finance segment secured loans with an LTV ratio above 50% includes $334.5 million, $280.3 million, and $103.8 million, respectively, of loans with an LTV ratio between 51% and 60%.
The table below provides other credit quality information regarding Finance segment secured loans as of March 31, 2015, December 31, 2014, and March 31, 2014 (in thousands of dollars):

	March 31, 2015	December 31, 2014	March 31, 2014
Total secured loans	$699,847	$644,441	$457,168
Loans past due	$16,269	$22,409	$18,791
Loans more than 90 days past due	$10,000	$—	$12,483
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,252	1,166	1,821
Total allowance for credit losses - secured loans	$1,252	$1,166	$1,821
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of March 31, 2015, $16.3 million of the Notes Receivable (net) balance was considered to be past due, of which $10 million was more than 90 days past due. The collateral securing these loans has low auction estimates of approximately $57 million and $43 million, respectively, resulting in aggregate LTV ratios of 29% and 23%, respectively. Sotheby's is continuing to accrue interest on these past due loans. In April 2015, $15.7 million of the past due loan balance was refinanced on terms favorable to Sotheby's, and $0.6 million was repaid with interest.

13#

A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of March 31, 2015, December 31, 2014, and March 31, 2014, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of March 31, 2015, December 31, 2014, and March 31, 2014, there were no impaired loans outstanding.
During the period January 1, 2015 to March 31, 2015, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2015	$1,166
Change in loan loss provision	86
Allowance for credit losses as of March 31, 2015	$1,252
As of March 31, 2015, unfunded commitments to extend additional credit through Sotheby's Finance segment were $30.2 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In addition, in certain limited situations, the Agency segment will provide consignor advances to clients. Such auction guarantee and consignor advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). As of March 31, 2015, December 31, 2014, and March 31, 2014, auction guarantee advances totaled $25 million, $25 million, and $7.7 million, respectively. (See Note 10 for additional information related to auction guarantees.) As of March 31, 2014, Agency segment consignor advances totaled $3 million.
In the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, Notes Receivable within the Agency segment included $22.9 million and $22.7 million of amounts reclassified from Accounts Receivable against which Sotheby's held $3.7 million of collateral. As of March 31, 2014, there were no such Notes Receivable outstanding. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows.
Under certain circumstances, Sotheby's, through its Agency segment, finances the purchase of works of art by unaffiliated art dealers through unsecured loans. As of March 31, 2015, December 31, 2014, and March 31, 2014, one such unsecured loan totaled $2.1 million. Sotheby's is no longer accruing interest with respect to this unsecured loan, but management believes that the $2.1 million balance is collectible based on discussions with the borrower.
Notes Receivable (Principal Segment)—Under certain circumstances, the Principal segment provides secured loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest in the purchased property in addition to providing the loan. Upon its eventual sale, the loan is repaid, and any profit or loss is shared by Sotheby's and the dealer according to their respective ownership interests. As of March 31, 2015, December 31, 2014, and March 31, 2014, such loans totaled $2.6 million, $2.8 million, and $5.5 million, respectively.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million and, as a result, recognized a gain of $0.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. As of March 31, 2015, December 31, 2014, and March 31, 2014 the carrying value of this loan was approximately $2.7 million, $2.7 million, and $3 million, respectively.

14#

6. Debt
Revolving Credit Facilities—Sotheby's has a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation. This credit agreement provides for separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “Credit Agreements”). The Credit Agreements have a maturity date of August 22, 2019.
The Agency Credit Agreement provides for an asset-based revolving credit facility the proceeds of which may be used primarily for the working capital and other general corporate needs of the Agency segment. The Finance Credit Agreement provides for an asset-based revolving credit facility the proceeds of which may be used primarily for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The Credit Agreements allow Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.
The maximum aggregate borrowing capacity of the Credit Agreements, which is subject to a borrowing base, is $850 million, with $300 million committed to the Agency segment and $550 million committed to the Finance segment. The borrowing capacity of the Credit Agreements includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 21, 2015, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.
The Credit Agreements have a sub-limit of $200 million for borrowings in the U.K. and Hong Kong, with up to $50 million available for foreign borrowings under the Agency Credit Agreement and up to $150 million available for foreign borrowings under the Finance Credit Agreement. The Credit Agreements also include an accordion feature, which allows Sotheby’s to seek an increase to the combined borrowing capacity of the Credit Agreements until February 23, 2019 by an amount not to exceed $100 million in the aggregate.
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
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $600 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements), and limitations on the use of proceeds from borrowings under the Credit Agreements. However, the Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreements, equals or exceeds $200 million. The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2015.
Sotheby’s has incurred aggregate fees of approximately $18.5 million in conjunction with the establishment of and subsequent amendments to its credit agreement with General Electric Capital Corporation. These fees are being amortized on a straight-line basis through the August 22, 2019 maturity date of the Credit Agreements.

15#

The following tables summarize information relevant to the Credit Agreements as of and for the periods ended March 31, 2015, December 31, 2014, and March 31, 2014 (in thousands of dollars):

As of and for the Three Months Ended March 31, 2015	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$550,000	$850,000
Borrowing base	$280,107	$550,000	$830,107
Borrowings outstanding	$—	$501,500	$501,500
Available borrowing capacity (b)	$280,107	$48,500	$328,607
Average borrowings outstanding	$—	$472,872	$472,872
Borrowing Costs	$706	$3,388	$4,094

As of and for the Year Ended December 31, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$550,000	$850,000
Borrowing base	$237,830	$519,255	$757,085
Borrowings outstanding	$—	$445,000	$445,000
Available borrowing capacity (b)	$237,830	$74,255	$312,085
Average borrowings outstanding	$—	$306,448	$306,448
Borrowing Costs	$2,240	$8,740	$10,980

As of and for the Three Months Ended March 31, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$150,000	$450,000	$600,000
Borrowing base	$74,004	$286,077	$360,081
Borrowings outstanding	$—	$185,000	$185,000
Available borrowing capacity (b)	$74,004	$101,077	$175,081
Average borrowings outstanding	$—	$91,944	$91,944
Borrowing Costs	$597	$710	$1,307
(a) In August 2014, the Credit Agreements were amended and restated to, among other things, increase the maximum borrowing capacity of the Credit Agreements from $600 million to $850 million.
(b) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
For the three months ended March 31, 2015 and 2014, borrowing costs related to the Finance Credit Agreement include interest of $3.2 million and $0.5 million, respectively, and fee amortization of $0.2 million and $0.2 million, respectively. For the year ended December 31, 2014, borrowing costs related to the Finance Credit Agreement include interest of $7.7 million and fee amortization of $1 million. Such borrowing costs are reflected in the Condensed Consolidated Statements of Operations as the Cost of Finance Revenues. For the three months ended March 31, 2015 and 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.9% and 3.1%, respectively. For the year ended December 31, 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.9%.
Borrowing costs related to the Agency Credit Agreement, which include interest and fee amortization, are reflected in the Condensed Consolidated Statements of Operations as Interest Expense. (See the table below for additional information related to Interest Expense associated with the Agency Credit Agreement.)

16#

Long-Term Debt—As of March 31, 2015, December 31, 2014, and March 31, 2014, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2015	December 31, 2014	March 31, 2014
York Property Mortgage, net of unamortized discount of $891, $1,782, and $4,455	$218,642	$218,728	$218,742
2022 Senior Notes	300,000	300,000	300,000
Less Current Portion:
York Property Mortgage	(218,642)	(218,728)	(3,581)
Total Long-Term Debt, net	$300,000	$300,000	$515,161
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
Sotheby's financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009, and the assumption of an existing $235 million mortgage on the York Property (the "York Property Mortgage").
The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases to 10.6% subsequent to July 1, 2015 unless the mortgage is repaid by that date. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than July 1, 2015. Accordingly, the $218.6 million carrying value of the York Property Mortgage is classified as a current liability on Sotheby's Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.
In conjunction with the final accounting for the York Property purchase in February 2009, the York Property Mortgage was recorded on Sotheby's balance sheet at its $212.1 million fair value. The resulting $22.9 million debt discount is being amortized to Interest Expense over the remaining expected term of the loan through June 2015. Sotheby's paid fees of $2.4 million in conjunction with the assumption of the York Property Mortgage, which are also being amortized to Interest Expense through June 2015. As of March 31, 2015, the fair value of the York Property Mortgage was approximately $220.3 million based on a present value calculation utilizing an interest rate obtained from a third party source. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
The York Property and the York Property Mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby's affiliates or any other entity.
2022 Senior Notes—On September 27, 2012, Sotheby's issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). The 2022 Senior Notes were offered only to qualified institutional buyers in accordance with Rule 144A and to non-U.S. Persons under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Holders of the 2022 Senior Notes do not have registration rights, and the 2022 Senior Notes have not been and will not be registered under the Securities Act.
The net proceeds from the issuance of the 2022 Senior Notes were approximately $293.7 million, after deducting fees paid to the initial purchasers, and were principally used to retire previously outstanding debt.
The 2022 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of Sotheby's existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the Credit Agreements. Interest on the 2022 Senior Notes is payable semi-annually in cash on April 1 and October 1 of each year.

17#

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
As of March 31, 2015, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $295.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under the Credit Agreements, the York Property Mortgage, and the 2022 Senior Notes during the five-year period after the March 31, 2015 balance sheet date are as follows (in thousands of dollars):

April 2015 to March 2016	$239,357
April 2016 to March 2017	$15,750
April 2017 to March 2018	$15,750
April 2018 to March 2019	$15,750
April 2019 to March 2020	$517,250
Consistent with its presentation as a current liability on the March 31, 2015 Condensed Consolidated Balance Sheet, the table above assumes that the York Property Mortgage will be repaid on or before July 1, 2015. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than July 1, 2015.
Interest Expense—For the three months ended March 31, 2015 and 2014, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended
	March 31,
	2015	2014
Agency Credit Agreement:
Amortization of amendment and arrangement fees	$315	$324
Commitment fees	391	273
Sub-total	706	597
York Property Mortgage	4,011	4,060
2022 Senior Notes	3,938	3,938
Other interest expense	6	188
Total Interest Expense	$8,661	$8,783
Other interest expense consists primarily of the amortization of debt issuance costs related to the 2022 Senior Notes.
7. Investment in RM Sotheby's
On February 18, 2015, Sotheby's acquired a 25% ownership interest in RM Auctions, an auction house for investment-quality automobiles, for $30.7 million. Following this investment, RM Auctions is now known as RM Sotheby's. In addition to the initial 25% ownership interest, Sotheby’s has governance participation and a comprehensive partnership agreement to work together to drive growth in the business. Over time, Sotheby’s will have opportunities to increase its ownership stake as the partnership evolves and grows.

18#

8. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering U.K. employees who entered service prior to April 1, 2004 (the “U.K. Pension Plan”). The table below summarizes the components of the net pension cost (benefit) related to the U.K. Pension Plan for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

	Three months ended March 31,
	2015	2014
Service cost	$1,115	$1,130
Interest cost	3,205	3,927
Expected return on plan assets	(5,004)	(5,819)
Amortization of previously unrecognized net pension losses	984	589
Amortization of prior service cost	90	—
Net pension cost (benefit)	$390	$(173)
For the three months ended March 31, 2015, Sotheby's contributed $0.5 million to the U.K. Pension Plan, and total contributions for the year ending December 31, 2015 are expected to be approximately $2.1 million.
9. Commitments and Contingencies
Compensation Arrangements—As of March 31, 2015, Sotheby’s had compensation arrangements with certain senior employees, which expire at various points between December 2015 and March 31, 2020. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $22 million as of March 31, 2015.
Guarantees of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property that has sold at auction, but has not yet been paid for by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
Sotheby's has an outstanding guarantee of collection related to property that has been offered at auctions occurring through March 31, 2015 and which will be offered at future auctions. In the event a purchaser does not pay for any item sold at auction by the settlement date, which is 35 days after the date of each respective auction or such other date agreed to by the consignor, Sotheby's is required to pay the consignor the net sale proceeds up to the final pre-sale mid-estimate of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. As of March 31, 2015, the guarantee of collection related to property sold under this arrangement was $13.6 million.
As of March 31, 2015, Sotheby's has another outstanding guarantee of collection totaling $11.7 million related to an item sold at auction in the fourth quarter of 2014. The purchaser of this property is scheduled to pay the outstanding balance due in the second quarter of 2015.
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

19#

Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the U.S. Constitution and is preempted by the U.S. Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs have appealed this ruling. On May 5, 2015, an en banc panel of the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming the lower court decision that the Resale Royalties Act was unconstitutional insofar as it sought to apply to sales outside of the state of California.
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
The Employees Retirement System of the City of St. Louis v. Ruprecht, et al., Civil Action No. 9497-VCP (Del. Ch. 2014)—On April 1, 2014, the Employees Retirement System of the City of St. Louis, the plaintiff, on behalf of a putative class of Sotheby’s stockholders, filed a verified class action complaint against the Directors and nominal defendant Sotheby’s. The plaintiff alleged in two counts that the Directors breached their fiduciary duties in adopting the Rights Plan and by including so-called “proxy puts” in certain Sotheby’s credit agreements. The plaintiff alleged that the Rights Plan was discriminatory, was designed to entrench current board members, and undermined the proxy contest that was being conducted by Third Point. In addition, the plaintiff alleged that the Directors endorsed credit agreements containing “proxy put” provisions that were unnecessary, preemptive defensive measures designed to insulate Directors from proxy contests. The plaintiff sought judgment preliminarily and permanently enjoining the Rights Plan, judgment preliminarily enjoining the Directors from using any proxies solicited before they “approve” the Third Point nominees for directorships, and a declaration that the Rights Plan was unenforceable and that the Directors breached their fiduciary duties to the putative class. On April 10, 2014, the Court ordered partial coordination of this action and Louisiana Municipal Employees Retirement System v. Ruprecht, et al., Civil Action No. --9508-VCP with the prior pending action in Third Point LLC v. Ruprecht, et al., Civil Action No. 9469-VCP. On May 2, 2014, following briefing and argument on plaintiffs’ motions for preliminary injunctions in the coordinated actions, the Court issued a Memorandum Opinion denying the motion. Specifically, the Court found that plaintiffs failed to show a likelihood of success on the merits of their claims. On June 4, 2014, the plaintiffs in this action and in the Louisiana Municipal Employees Retirement System action discussed below jointly filed a motion for an order dismissing the Stockholder Actions as moot and for an award of attorneys’ fees and expenses in the amount of $3.5 million. On July 25, 2014, Sotheby’s filed a brief in opposition to the plaintiffs’ motion. A hearing on the motion was held on August 14, 2014. Prior to the Court’s resolution of the motion, the parties agreed to a settlement. On January 15, 2015, the Court entered a stipulation agreed to by the parties and an order regarding dismissal of the Stockholder Actions and an award of attorneys’ fees and expenses (the “Order”). As required by the Order, Sotheby’s is notifying stockholders that the Stockholder Actions are moot and that defendants, through their insurer, have paid to plaintiffs’ counsel $1.6 million in full satisfaction of their application for attorneys’ fees and expenses in the Stockholder Actions. As Sotheby’s directors and officers insurance carrier funded the full $1.6 million payment, the

20#

resolution of the Stockholder Actions did not result in any cost to Sotheby’s. The Order further provided that the Stockholder Actions would be dismissed as moot without further action of the Court unless another stockholder of Sotheby’s submitted a written objection to the Court within 30 days of the March 2, 2015 notice date. No stockholder objections were submitted within the applicable 30 day notice period.
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
(See Note 5 for information related to unfunded commitments to extend additional credit through Sotheby's Finance segment. See Note 6 for information related to Sotheby's debt commitments. See Note 10 for information related to Sotheby's auction guarantees. See Note 17 for information related to Sotheby's income tax contingencies.)
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
In situations when the guaranteed property does not sell, the property is recorded as Inventory on the Condensed Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., the expected sale price upon disposition). The sale proceeds ultimately realized by Sotheby’s in these situations may equal, exceed, or be less than the amount recorded as Inventory.
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

21#

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
As of March 31, 2015, Sotheby’s had outstanding auction guarantees totaling $201.9 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $56.2 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. A substantial portion of the property related to these auction guarantees is being offered at auctions in the second quarter of 2015.
Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of March 31, 2015, $25 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (see Note 5). As of March 31, 2015, December 31, 2014, and March 31, 2014, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $7.3 million, $5.3 million, and $9.8 million, respectively, and is recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
As of May 6, 2015, Sotheby's had outstanding auction guarantees totaling $174 million and, as of that date, Sotheby's financial exposure was reduced by risk and reward sharing arrangements totaling $74.2 million. Each of the auction guarantees outstanding as of May 6, 2015 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. Substantially all of the property related to these auction guarantees is being offered at auctions in the second quarter of 2015. As of May 6, 2015, $6.9 million of the guaranteed amount had been advanced by Sotheby's.
11. Shareholders' Equity and Dividends
Special Dividend and Common Stock Repurchase Program—In January 2014, Sotheby's completed a review of its capital allocation and financial policies and as a result: (i) established separate capital structures and financial policies for its Agency and Finance segments, (ii) declared a special dividend of $300 million ($4.34 per share), and (iii) authorized a 5-year, $150 million Common Stock repurchase program principally to offset the annual vesting of employee share-based payments.
The $300 million special dividend was paid on March 17, 2014 and was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by existing domestic cash balances. In conjunction with this special dividend, dividend equivalents of approximately $11 million were accrued on share-based payments to Sotheby's employees and charged against retained earnings, of which approximately $2 million and $4 million was paid in March 2015 and March 2014, respectively. (See Note 12 for information related to Sotheby's share-based payment programs.)
In conjunction with the Common Stock repurchase program, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated stock buyback agreement that was concluded in March 2014.
Quarterly Cash Dividends—On February 26, 2015, Sotheby's Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million) that was paid on March 16, 2015 to shareholders of record as of March 9, 2015. On May 7, 2015, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) payable on June 15, 2015 to shareholders of record as of June 1, 2015. On February 27, 2014, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million) that was paid on March 17, 2014 to shareholders of record as of March 10, 2014.

22#

12. Share-Based Payments
Share-based payments to employees include performance-based stock unit awards, restricted stock units, restricted stock, and stock options. A description of each of these share-based payments is provided below. Compensation expense related to share-based payments is generally recorded as a component of Salaries and Related Costs in the Condensed Consolidated Statements of Operations. However, share-based payment expense of $2 million recognized in the first quarter of 2015 related to fully vested restricted stock units granted to Thomas S. Smith, Jr. upon the commencement of his employment as Sotheby's President and Chief Executive Officer ("CEO") is reported within CEO Separation and Transition Costs (see Note 13).
For the three months ended March 31, 2015 and 2014, compensation expense related to share-based payments, including the $2 million charge classified within CEO Separation and Transition Costs, was as follows (in thousands of dollars):

	Three months ended March 31,

	2015	2014
Pre-Tax	$7,653	$6,247
After-Tax	$4,831	$4,152
For the three months ended March 31, 2015 and 2014, Sotheby's recognized $1.1 million and $3.1 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeds the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Condensed Consolidated Statements of Cash Flows.
As of March 31, 2015, unrecognized compensation expense related to the unvested portion of share-based payments was $53.8 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.9 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
Sotheby's Restricted Stock Unit Plan—Sotheby's Second Amended and Restated Restricted Stock Unit Plan (the “Restricted Stock Unit Plan”) provides for the issuance of Restricted Stock Units (“RSU's”) to employees, subject to the approval of the Compensation Committee of the Board of Directors (the “Compensation Committee”). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential future contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deems relevant.
RSU's issued under the Restricted Stock Unit Plan generally vest evenly over a three-year service period. Prior to vesting, holders of RSU's do not have voting rights, but are entitled to receive dividend equivalents. Dividend equivalents paid to holders of unvested RSU's are not forfeitable. RSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
Performance Share Units (or “PSU's”) are RSU's that generally vest over three or four years, subject to the achievement of certain profitability targets. Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's and are only paid for the portion of PSU's that vest and become shares of Common Stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
As discussed in more detail below, in the first quarter of 2015, Sotheby's granted Thomas S. Smith, Jr., its new President and CEO, PSU's under the Restricted Stock Unit Plan with a single vesting opportunity after a five-year service period contingent upon the achievement of pre-determined levels of Sotheby's stock price appreciation. These PSU's do not have any voting or dividend equivalent rights. In addition, as discussed in more detail below under "CEO Share-Based Payment Awards," in the first quarter of 2015, Sotheby's also granted Mr. Smith 158,638 restricted stock shares and 47,070 fully vested RSU's outside of the Restricted Stock Unit Plan.

23#

For the three months ended March 31, 2015, in addition to the PSU's granted to Mr. Smith, Sotheby's issued share-based payment awards under the Restricted Stock Unit Plan with a total fair value of $28.2 million, as follows:

•	384,664 PSU's with a fair value of $16.9 million and a single vesting opportunity after a three-year service period, including:

◦	304,882 PSU's with a fair value of $13.4 million, related almost entirely to Sotheby's incentive compensation programs, and

◦
79,782 PSU's with a fair value of $3.5 million issued to William F. Ruprecht, Sotheby's former President and CEO. In accordance with the terms of his amended employment agreement, upon the termination of his employment on March 31, 2015, Mr. Ruprecht forfeited 60,109 PSU's from this award. Accordingly, Mr. Ruprecht ultimately retained 19,673 PSU's with a fair value of $0.9 million.

•	258,827 RSU's with annual vesting over a three-year service period and a fair value of $11.3 million, related almost entirely to Sotheby's incentive compensation programs.
CEO Share-Based Payment Awards—In the first quarter of 2015, share-based payment awards with a fair value of $16.5 million were granted to Thomas S. Smith, Jr., Sotheby's new President and CEO, upon the commencement of his employment on March 31, 2015. These awards consist of the following:

•
An inducement award of 158,638 shares of restricted stock with a fair value of $6.5 million, with periodic vesting opportunities between March 4, 2016 and September 1, 2017, which substantially correspond to the times when forfeited opportunities at Mr. Smith's previous employer would otherwise have become eligible to vest. These restricted stock shares were not issued pursuant to the Restricted Stock Unit Plan and have not been registered with the Securities and Exchange Commission. These shares have voting rights and a non-forfeitable right to dividends.

•
An inducement award of 47,070 fully vested RSU's with a fair value of $2 million awarded to Mr. Smith to compensate him for a portion of the annual bonus that he would have received from his previous employer. The Common Stock shares associated with this award will be distributed in three approximately equal installments on the third, fourth, and fifth anniversaries of the grant date. These RSU's were not issued pursuant to the Restricted Stock Unit Plan and have not been registered with the Securities and Exchange Commission. These RSU's will be credited with dividend equivalents based on the dividends paid on the underlying number of shares of Common Stock.

•
An award of 94,140 PSU's under the Restricted Stock Unit Plan with a fair value of $8 million and with a single vesting opportunity after a five-year service period contingent upon the achievement of pre-determined levels of Sotheby's stock price appreciation. This award provides opportunities to vest in incremental PSU's up to 350% of the initial award, such that the maximum number of shares that may be payable with respect to this award is 329,490 shares. These PSU's do not have a right to earn dividend equivalents.

Summary of Outstanding Share-Based Payment Awards—For the three months ended March 31, 2015, changes to the number of outstanding RSU’s, PSU’s, and Restricted Stock shares were as follows (shares in thousands)

	Number of RSU’s, PSU’s, and Restricted Stock Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,806	$40.32
Granted	943	$47.39
Vested	(549)	$39.31
Canceled	(172)	$42.07
Outstanding at March 31, 2015	2,028	$43.74
As of March 31, 2015, 3.2 million units were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the three months ended March 31, 2015 and 2014 was $22.9 million and $25.3 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested.

24#

Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of March 31, 2015, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan.
As of March 31, 2015, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 4.9 years, and an aggregate intrinsic value of $1 million.
No stock options were exercised or granted during the three months ended March 31, 2015. For the three months ended March 31, 2014, the aggregate intrinsic value of options exercised was $1.2 million, the cash proceeds received as a result of these exercises was $1 million, and the associated excess tax benefit recognized was $0.3 million.
13. CEO Separation and Transition Costs
In the first quarter of 2015, Sotheby's recognized $4.2 million in costs associated with the hiring of Thomas S. Smith, Jr. as its President and Chief Executive Officer which are classified within CEO Separation and Transition Costs. These costs principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer and consist of a fully vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that is due in September 2015. There is no required service period associated with this compensation. CEO Separation and Transition Costs also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.
14. Restructuring Charges
On July 16, 2014, Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of approximately $14.2 million in 2014, consisting of $13.9 million in employee termination benefits recognized in the second half of 2014 and approximately $0.3 million in lease exit costs recognized in the fourth quarter of 2014. A large majority of the headcount reductions resulting from the 2014 Restructuring Plan have been completed and the remainder will occur by June 30, 2015. For the three months ended March 31, 2015, Sotheby's recognized a benefit in Restructuring Charges (net) of $0.4 million related to adjustments to the accrual for employee termination benefits. As of March 31, 2015, Sotheby's has made payments of approximately $8.5 million related to the 2014 Restructuring Plan, and the related accrued liability has been reduced by $0.9 million as a result of foreign currency exchange rate changes. Accordingly, as of March 31, 2015, the remaining accrued liability related to the 2014 Restructuring Plan recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities was $4.4 million. This liability is expected to be settled through cash payments to be made principally in the second quarter of 2015.
15. Special Charges
In the first quarter of 2014, Sotheby's recognized special charges of $5.7 million related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point. (See Note 9 for a summary of related legal actions.)

25#

16. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

Three months ended March 31, 2015	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2015	$(33,223)	$(43,543)	$(76,766)
Other comprehensive (loss) income before reclassifications	(21,458)	2,189	(19,269)
Amounts reclassified from accumulated other comprehensive loss	—	858	858
Net other comprehensive (loss) income	(21,458)	3,047	(18,411)
Balance at March 31, 2015	$(54,681)	$(40,496)	$(95,177)

Three months ended March 31, 2014	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2014	$(1,352)	$(38,101)	$(39,453)
Other comprehensive income (loss) before reclassifications	1,866	(398)	1,468
Amounts reclassified from accumulated other comprehensive loss	2,058	472	2,530
Net other comprehensive income	3,924	74	3,998
Balance at March 31, 2014	$2,572	$(38,027)	$(35,455)
Other Comprehensive (Loss) Income reflects the change in the foreign currency translation adjustment account during the period, including the change in the foreign currency translation adjustment account related to the U.K. Pension Plan. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2015 and 2014, $0.9 million and $0.5 million (respectively, net of taxes) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Statements of Operations as a result of the amortization of previously unrecognized U.K. Pension Plan losses and prior service costs. (See Note 8 for information related to the U.K. Pension Plan.)
For the three months ended March 31, 2014, $2.1 million was reclassified from Accumulated Other Comprehensive Loss to Other Expense in the Condensed Consolidated Statements of Operations as a result of the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary.

26#

17. Uncertain Tax Positions
As of March 31, 2015, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $20.6 million, representing a net decrease of $2.2 million when compared to the liability of $22.8 million as of December 31, 2014. This net decrease is primarily the result of both the expiration of the statute of limitations for certain tax years and the expected closing of tax audits for certain tax years, partially offset by the accrual of tax reserves related to transfer pricing. As of March 31, 2014, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $22.9 million. As of March 31, 2015, December 31, 2014, and March 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $12.7 million, $12.3 million, and $12 million, respectively. Sotheby’s believes it is reasonably possible that a decrease of $5.7 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2015 balance sheet date as a result of the expiration of statutes of limitations and the expected settlements of ongoing tax audits.
Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions and, as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby’s U.S. federal, and various state, and foreign tax returns are currently under examination by taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, which include the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2007.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties decreased by $0.3 million for the three months ended March 31, 2015.
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
18. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and employees transact with Sotheby's to buy and sell property at auction and through private sales. For the three months ended March 31, 2015 and March 31, 2014, Sotheby’s recognized Agency Revenues of $0.7 million and $0.6 million, respectively, related to the sale and purchase of property by related parties.
As of March 31, 2015, December 31, 2014, and March 31, 2014, Accounts Receivable (net) included $0.3 million, $1.1 million, and $2.5 million, respectively, associated with auction or private sale purchases made by related parties.
19. Recently Issued Accounting Standards
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

27#

In March 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs to be included as a direct deduction from the related debt liability in the balance sheet. Under the current guidance, unamortized debt issuance costs are reported as assets in the balance sheet, but under the new standard, debt issuance costs will no longer be reported as assets. ASU 2015-03 will be effective for Sotheby’s beginning January 1, 2016 and must be applied retrospectively to each period presented. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.

28#

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) should be read in conjunction with Note 4 (“Segment Reporting”) of Notes to Condensed Consolidated Financial Statements.
Sotheby's Business
Sotheby’s is a global art business whose operations are organized under three segments: Agency, Principal, and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The Principal segment earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby’s. The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art.
The global art market is influenced over time by the overall strength and stability of the global economy, the financial markets of various countries, geopolitical conditions, and world events, all of which may impact the willingness of potential buyers and sellers to purchase and sell art. In addition, the amount and quality of art consigned for sale is influenced by other factors not within Sotheby’s control, and many consignments often become available as a result of the death or financial or marital difficulties of the owner. These factors cause the supply and demand for works of art to be unpredictable and may lead to significant variability in Sotheby's revenues from period to period.
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby's primary global competitor is Christie’s International, PLC, a privately held, French-owned, auction house. In response to the competitive environment, Sotheby’s may offer consignors a variety of financial inducements such as auction commission sharing arrangements and auction guarantees as a means to secure high-value consignments. Although these inducements may lead to a higher level of auction consignments, they put pressure on auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the pressure on auction commission margins, from time-to-time, Sotheby’s adjusts its commission rate structures. In addition, Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements such as irrevocable bids under which a counterparty commits to bid a predetermined price on the guaranteed property.
Sotheby's is a service business in which the ability of its employees to source high-value works of art and develop and maintain relationships with potential sellers and buyers of art is essential to its success. Sotheby's business is highly dependent upon attracting and retaining qualified personnel and employee compensation is its most substantial operating expense. Sotheby’s also incurs significant costs to promote and conduct its auctions, as well as general and administrative expenses to support its global operations. While a large portion of Sotheby’s expenses are fixed, certain categories of expense are variable. For example, sale marketing costs are dependent upon the volume of auction activity and certain elements of employee compensation are a function of Sotheby’s profitability.
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

29#

To further leverage the growth of the global art market witnessed in recent years, Sotheby’s has developed its presence in emerging markets, particularly in China, and implemented initiatives to grow private sales, including the opening of dedicated private sale exhibition galleries in New York, London and Hong Kong, branded as S|2, that are focused on selling Contemporary Art.
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
CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015
Overview
In the first quarter of 2015, Sotheby’s reported operating income of $18.4 million and Adjusted Operating Income* of $22.2 million, representing increases of $14.3 million and $12.4 million, respectively, when compared to the prior year. The increase in Adjusted Operating Income* is principally due to an 8% increase in auction commission revenues attributable to improved auction commission margins and 3% growth in Net Auction Sales. The comparison of first quarter Adjusted Operating Income* versus the prior year also benefits from the continued growth of the Finance segment loan portfolio, as well as a lower level of professional fees.
In the first quarter of 2015, Sotheby’s reported net income of $5.2 million, an $11.3 million improvement versus the ($6.1) million net loss reported in the prior year. This improvement is largely due to the factors discussed above, as well as a $3.1 million income tax charge recorded in the prior year quarter related to the enactment of new legislation in New York State.
Strategic Review
Sotheby's new Chief Executive Officer, Thomas S. Smith, Jr., has initiated a broad review of Sotheby's business, with the objective of implementing a multi-faceted growth strategy for the Company. Successful implementation of this strategy will require the building of talent and improvement of processes within the organization, as well as embracing technology so that it can be deployed more effectively both internally and through client-facing products. It will also require the effective allocation of capital in order to maximize shareholder value sustainably over time. In conjunction with this business review, management is reevaluating its expense projections for 2015 and is withdrawing expense guidance at this time.
With respect to return of capital, the Company may repurchase shares of Common Stock at any time under Sotheby’s existing $125 million share purchase authorization that was approved by the Board of Directors in January 2014. However, management and the Board of Directors are in the early stages of reviewing Sotheby’s growth options, and this review will occur over a number of months. Any share repurchases under this existing authorization will be subordinate to the requirements of Sotheby’s longer term growth needs and take into account market conditions.
(See Statement on Forward Looking Statements.)
___________________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.

30#

Results of Operations for the Three Months Ended March 31, 2015 and 2014
The table below presents a summary of Sotheby’s consolidated results of operations for the three months ended March 31, 2015 and 2014 (in thousands of dollars, except per share data):

			Favorable /(Unfavorable)
Three months ended March 31,	2015	2014	$ / % Change	% Change
Revenues:
Agency	$127,882	$123,128	$4,754	4%
Principal	12,983	26,001	(13,018)	(50%)
Finance	12,687	5,682	7,005	*
License fees	1,974	1,697	277	16%
Other	149	303	(154)	(51%)
Total revenues	155,675	156,811	(1,136)	(1%)
Expenses:
Agency direct costs	11,839	10,437	(1,402)	(13%)
Cost of Principal revenues	11,713	24,502	12,789	52%
Cost of Finance revenues	3,388	710	(2,678)	*
Marketing	4,060	3,133	(927)	(30%)
Salaries and related	62,930	65,756	2,826	4%
General and administrative	34,729	37,332	2,603	7%
Depreciation and amortization	4,782	5,147	365	7%
CEO separation and transition costs (a)	4,189	—	(4,189)	N/A
Restructuring charges, net (b)	(359)	—	359	N/A
Special charges (c)	—	5,703	5,703	100%
Total expenses	137,271	152,720	15,449	10%
Operating income	18,404	4,091	14,313	*
Net interest expense (d)	(8,532)	(8,367)	(165)	(2%)
Other expense	(1,959)	(1,442)	(517)	(36%)
Income (loss) before taxes	7,913	(5,718)	13,631	N/A
Equity in earnings of investees	1,144	154	990	*
Income tax expense	3,924	331	(3,593)	*
Net income (loss)	5,133	(5,895)	11,028	N/A
Less: Net (loss) income attributable to noncontrolling interest	(69)	219	(288)	N/A
Net income (loss) attributable to Sotheby's	$5,202	$(6,114)	$11,316	N/A
Diluted earnings (loss) per share - Sotheby’s common shareholders	$0.07	$(0.09)	$0.16	N/A
Statistical Metrics:
Aggregate Auction Sales (e)	$895,443	$867,681	$27,762	3%
Net Auction Sales (f)	$755,817	$734,370	$21,447	3%
Private Sales (g)	$137,491	$147,350	$(9,859)	(7%)
Consolidated Sales (h)	$1,037,538	$1,019,891	$17,647	2%
Adjusted Expenses (i)	$118,340	$121,805	$3,465	3%
Adjusted Operating Income (i)	$22,234	$9,794	$12,440	*
Adjusted Net Income (Loss) (i)	$7,423	$(2,977)	$10,400	N/A
Adjusted Diluted Earnings (Loss) Per Share (i)	$0.11	$(0.04)	$0.15	N/A
Effective income tax rate	49.6%	(5.8%)	N/A	N/A

31#

Legend:
*	Represents a change in excess of 100%.
(a)	Includes compensation-related costs and professional fees associated with the hiring of Thomas S. Smith, Jr. as Sotheby's President and Chief Executive Officer.
(b)	Relates to adjustments made to the accrual for employee termination benefits associated with the 2014 Restructuring Plan.
(c)	Consists of expenses directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC ("Third Point").
(d)	Represents interest expense less interest income.
(e)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(f)	Represents the total hammer price of property sold at auction.
(g)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(h)
Represents the sum of Aggregate Auction Sales, Private Sales, and Principal revenues. For the purposes of this calculation, the amount of Aggregate Auction Sales related to the sale of Principal segment inventory at Sotheby's auctions is eliminated. For the three months ended March 31, 2015 and 2014, such sales totaled $8.4 million and $21.1 million, respectively.

(i)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.

32#

Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. The table below presents a summary of Agency segment gross profit and related statistical metrics for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

			Favorable /(Unfavorable)
Three months ended March 31,	2015	2014	$ / % Change	% Change
Agency revenues:
Auction commissions	$113,015	$104,673	$8,342	8%
Private sale commissions	11,458	13,055	(1,597)	(12%)
Auction guarantee and inventory activities	(751)	670	(1,421)	N/A
Other Agency revenues	4,160	4,730	(570)	(12%)
Total Agency revenues	127,882	123,128	4,754	4%
Agency direct costs:
Auction direct costs	10,082	8,878	(1,204)	(14%)
Private sale expenses	1,757	1,559	(198)	(13%)
Total Agency direct costs	11,839	10,437	(1,402)	(13%)
Intersegment costs:
Interest (a)	901	2,035	1,134	56%
Facility fees (b)	424	498	74	15%
Consignment fees (c)	1,945	732	(1,213)	*
Total intersegment costs	3,270	3,265	(5)	—%
Agency segment gross profit (d)	$112,773	$109,426	$3,347	3%
Statistical Metrics:
Aggregate Auction Sales (e)	$895,443	$867,681	$27,762	3%
Net Auction Sales (f)	$755,817	$734,370	$21,447	3%
Items sold at auction with a hammer price greater than $1 million	112	107	5	5%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$476,883	$417,493	$59,390	14%
Items sold at auction with a hammer price greater than $2 million	64	61	3	5%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$411,030	$349,675	$61,355	18%
Items sold at auction with a hammer price greater than $3 million	39	35	4	11%
Total hammer price of items sold at auction with a hammer price greater than $3 million	$348,500	$285,700	$62,800	22%
Auction commission margin (g)	15.0%	14.3%	0.7%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.33%	1.21%	(0.12%)	N/A
Private Sales (h)	$137,491	$147,350	$(9,859)	(7%)

33#

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are sometimes issued by the Finance segment as an accommodation to the Agency segment in order to obtain consigned property or enhance a client relationship.

(b)
Represents facility fees charged by the Finance segment for secured loans where no facility fee is collected from the borrower. Facility fees are sometimes waived by the Finance segment in order to obtain consigned property or enhance a client relationship.

(c)
Represents fees charged by the Finance segment for term loan collateral consigned to and sold at auction or privately during the period. The Finance segment began charging this fee effective January 1, 2015. Prior period segment results are presented on a comparable basis.

(d)
The calculation of Agency segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

(e)	Represents the total hammer price of property sold at auction plus buyer's premium.
(f)	Represents the total hammer price of property sold at auction.
(g)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(h)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
Overview—For the three months ended March 31, 2015, Agency segment gross profit improved by $3.3 million (3%), principally due to an 8% increase in auction commission revenues resulting from an improvement in Auction Commission Margin from 14.3% to 15% and a higher level of Net Auction Sales. The overall improvement in Agency segment gross profit is partially offset by a decrease in private sale commissions of $1.6 million (12%) and an increase in auction direct costs as a percentage of Net Auction Sales from 1.21% to 1.33%. See the discussion below for an explanation of the significant factors impacting the comparison between the periods.
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
For the three months ended March 31, 2015, auction commission revenues grew by $8.3 million (8%), due to an improvement in Auction Commission Margin from 14.3% to 15% and a $21.4 million (3%) increase in Net Auction Sales. Unfavorably impacting auction commission revenues during the period are changes in foreign currency exchange rates, which reduced the overall increase by approximately $6.9 million. Excluding the impact of foreign currency exchange rate changes, auction commission revenues increased $15.2 million (15%) for the three months ended March 31, 2015. See "Net Auction Sales" and "Auction Commission Margin" below for a more detailed discussion of these statistical metrics.
Net Auction Sales—For the three months ended March 31, 2015, Net Auction Sales improved $21.4 million (3%). Unfavorably impacting Net Auction Sales during the period are changes in foreign currency exchange rates, which reduced the overall increase by approximately $50.1 million. Excluding the impact of foreign currency exchange rate changes, Net Auction sales increased $71.5 million (10%) as a result of the performance in the following collecting categories (in millions of dollars):

			Favorable /(Unfavorable)
Three Months Ended March 31,	2015	2014	$ Change	% Change
Impressionist and Modern Art	$313.8	$291.9	$21.9	8%
Contemporary Art	271.4	175.3	96.1	55%
Asian Art	77.5	59.1	18.4	31%
Old Master and British Paintings and Drawings	68.3	66.7	1.6	2%
Jewelry	12.3	12.6	(0.3)	(2%)
Other fine art, decorative art and collectibles	62.6	128.8	(66.2)	(51%)
Total	805.9	734.4	71.5	10%
Impact of foreign exchange rate changes	(50.1)	N/A	N/A	N/A
Total	$755.8	$734.4	$21.4	3%

34#

The increase in Contemporary Art is primarily due to the Bear Witness single-owner sale conducted in the first quarter of 2015 for which there were no comparably sized single-owner sales conducted in this category in the prior period. The decrease in other fine art, decorative art and collectibles is largely attributable to two significant single-owner sales conducted in the first quarter of 2014 for which there were no comparably sized single-owner sales in these categories in the current period.
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
In order to enhance revenue and strengthen auction commission margins, on February 1, 2015, Sotheby’s enacted a new buyer's premium rate structure that is generally 25% on the first $200,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $200,000 up to and including $3 million; and 12% on any remaining amount above $3 million. The hammer (sale) price thresholds in other currencies have been adjusted in a commensurate manner. The previous buyer’s premium rate structure, which was in effect since March 15, 2013, was 25% on the first $100,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $100,000 up to and including $2 million; and 12% on any remaining amount above $2 million.
For the three months ended March 31, 2015, the increase in Auction Commission Margin is primarily due to the change in the buyer's premium rate structure enacted on February 1, 2015 and a lower level of buyer's premium shared with consignors, partially offset by the sales mix, as a greater proportion of Net Auction Sales occurred in the higher price bands of Sotheby's buyer's premium rate structure than in the prior period.
Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Because private sales are individually negotiated non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues. For the three months ended March 31, 2015, private sale commissions decreased $1.6 million (12%) due to a lower volume of high-value transactions completed when compared to the same period in the prior year.
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
For the three months ended March 31, 2015, the unfavorable variance in Sotheby's auction guarantee and inventory activities when compared to the prior period is primarily due to a higher level of inventory writedowns and a lower level of gains associated with guaranteed property offered at auction.
Other Agency Revenues—Other Agency revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to consignors for property withdrawn prior to auction, fees charged to clients for catalogue production and insurance, and catalogue subscription and advertising revenues. For the three months ended March 31, 2015, Other Agency revenues decreased $0.6 million (12%) primarily due to a $1.7 million fee earned by Sotheby's in the first quarter of 2014 on a sale brokered by a third party that was not repeated in the current period, partially offset by a higher level of property withdrawal and other fees earned in the current period.

35#

Agency Direct Costs—The table below presents a summary of Agency direct costs for the three months ended March 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable / (Unfavorable)
Three months ended March 31,	2015	2014	$ / % Change	% Change
Auction direct costs:
Sale marketing	$4,739	$3,886	$(853)	(22%)
Shipping	2,802	2,075	(727)	(35%)
Sale venue	1,226	1,126	(100)	(9%)
Other	1,315	1,791	476	27%
Total auction direct costs	10,082	8,878	(1,204)	(14%)
Private sale expenses	1,757	1,559	(198)	(13%)
Total Agency direct costs	$11,839	$10,437	$(1,402)	(13%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.33%	1.21%	(0.12%)	N/A
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
For the three months ended March 31, 2015, changes in foreign currency exchange rates decreased Agency direct costs by approximately $0.8 million when compared to the prior period. Excluding the impact of foreign currency exchange rate changes, Agency direct costs increased $2.2 million (23%) primarily due to a higher level of costs incurred to promote and conduct Sotheby's Contemporary Art sales in London, including the Bear Witness single-owner sale discussed above.
Private Sale Expenses—Private sale expenses consist largely of sale marketing and exhibition costs. For the three months ended March 31, 2015, private sale expenses grew by $0.2 million (13%), primarily due to higher selling exhibition costs in Hong Kong.
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
The Principal segment also holds the remaining inventory of Noortman Master Paintings ("NMP"), an art dealer that was owned and operated by Sotheby's from its acquisition in June 2006 until its closure in December 2013. As of March 31, 2015, the carrying value of NMP's remaining inventory was $5.3 million, representing a $5.6 million (51%) decrease when compared to March 31, 2014. Management is continuing to execute its plans for further sales of NMP’s remaining inventory.

36#

The table below summarizes Principal segment gross profit for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

			Favorable/(Unfavorable)
Three months ended March 31,	2015	2014	$ Change	% Change
Principal revenues	$12,983	$26,001	$(13,018)	(50%)
Cost of Principal revenues	(11,713)	(24,502)	12,789	52%
Principal gross profit (a)	$1,270	$1,499	$(229)	(15%)

Legend:
(a)
The calculation of Principal segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income (loss) before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

The decrease in Principal revenues and cost of Principal revenues is largely due to sales of property acquired from a potential consignor in lieu of the Agency segment providing an auction guarantee in the first quarter of 2014, for which there were no comparable sales in the current period.

37#

Finance Segment
The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment of Sotheby's (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”). Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility in February 2014 allowed management to debt fund a substantial portion of pre-existing loans and fund further growth of the loan portfolio. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to Finance segment loans.)
The table below presents a summary of Finance segment gross profit and related statistical metrics as of and for the three months ended March 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three months ended March 31,	2015	2014	$ / % Change	% Change
Finance revenues:
Client paid revenues:
Interest	$9,716	$5,161	$4,555	88%
Fees	2,971	521	2,450	*
Total client paid revenues	12,687	5,682	7,005	*
Intersegment revenues:
Interest (a)	901	2,035	(1,134)	(56%)
Facility fees (b)	424	498	(74)	(15%)
Consignment fees (c)	1,945	732	1,213	*
Total intersegment revenues	3,270	3,265	5	—%
Total Finance revenues	15,957	8,947	7,010	78%
Cost of Finance revenues (d)	3,388	710	(2,678)	*
Finance segment gross profit (e)	$12,569	$8,237	$4,332	53%
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$699,847	$457,168	$242,679	53%
Average Loan Portfolio (g)	$677,638	$481,049	$196,589	41%
Credit Facility Borrowings Outstanding (h)	$501,500	$185,000	$316,500	*
Average Credit Facility Borrowings (i)	$472,872	$91,944	$380,928	*
Average Equity in Loan Portfolio (j)	$204,766	$389,105	$184,339	47%
Finance Revenue Margin (k)	9.4%	7.4%	2.0%	N/A
Finance Segment Leverage Ratio (l)	71.7%	40.5%	36.5%	N/A
Finance Segment LTM Return on Equity (m)	10.9%	N/A	N/A	N/A

38#

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are sometimes issued by the Finance segment as an accommodation to the Agency segment in order to obtain consigned property or enhance a client relationship.

(b)
Represents facility fees earned from the Agency segment for secured loans where a reduced or no facility fee is collected from the borrower. Facility fees are sometimes reduced or waived by the Finance segment as an accommodation to the Agency segment in order to obtain consigned property or enhance a client relationship.

(c)
Represents fees earned from the Agency segment for Finance segment term loan collateral sold at auction or privately during the period. The Finance segment began charging this fee effective January 1, 2015. Prior period segment results are presented on a comparable basis.

(d)
The cost of Finance revenues includes borrowing costs related to the Finance segment's dedicated revolving credit facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees.

(e)
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

(f)	Represents the period ending net loan portfolio balance for the Finance segment.
(g)	Represents the average loan portfolio outstanding during the period.
(h)	Represents the period ending balance of borrowings outstanding under the Finance segment's dedicated revolving credit facility.
(i)	Represents average borrowings outstanding during the period under the Finance segment's dedicated revolving credit facility.
(j)	Represents the average loan portfolio balance outstanding during the period less the average borrowings outstanding during the period under the Finance segment's dedicated revolving credit facility.
(k)	Represents the annualized margin of total client paid and intersegment Finance revenues in relation to the Average Loan Portfolio.
(l)	Calculated as Credit Facility Borrowings Outstanding divided by the Loan Portfolio Balance.
(m)
Represents the return of Finance segment net income, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using Sotheby's consolidated effective tax rate for the period. On a pro-forma basis, assuming the current period-end Finance segment Leverage Ratio of 71.7%, the Finance segment LTM Return on Equity for the period ended March 31, 2015 would be 13.6%. This metric is not applicable for the LTM period ended March 31, 2014, as the debt funding of the Finance segment loan portfolio did not begin until February 2014.

For three months ended March 31, 2015, the $4.3 million (53%) improvement in Finance segment gross profit reflects the continued growth of the client loan portfolio, which is attributable to a number of factors, including an increase in the demand for art-related financing, the increased ability to fund loans through revolving credit facility borrowings, the relatively low nominal interest rate environment, and the improved global reach of Sotheby's art-financing business. Finance segment results in the current period are also favorably impacted by a $1.3 million collateral withdrawal fee earned in the period. Intersegment revenues were flat when compared to the prior period as an increase in fees earned from the sale of term loan collateral through the Agency segment was offset by a lower balance of below target loans issued to Agency segment clients. The overall improvement in Finance segment gross profit is partially offset by the higher cost of revolving credit facility borrowings as management began the process of debt financing the loan portfolio after establishing the Finance segment's dedicated revolving credit facility on February 13, 2014. As a result of the increased demand for art-related financing and continued growth of the client loan portfolio, management is exploring an increase to the borrowing capacity under the Finance segment's dedicated revolving credit facility. (See statement on Forward Looking Statements.)
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand and include corporate advertising, Sotheby’s lifestyle magazines, client service initiatives, and strategic sponsorships of and charitable donations to cultural institutions. For the three months ended March 31, 2015, marketing expenses increased $0.9 million (30%) as a result of initiatives to enhance Sotheby's brand preeminence and accessibility.

39#

Salaries and Related Costs
For the three months ended March 31, 2015 and 2014, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three months ended March 31,	2015	2014	$ Change	% Change
Full-time salaries	$36,776	$37,909	$1,133	3%
Incentive compensation expense	1,813	3,017	1,204	40%
Share-based payment expense	5,653	6,247	594	10%
Payroll taxes	5,606	6,592	986	15%
Employee benefits	8,903	6,680	(2,223)	(33%)
Other compensation expense	4,179	5,311	1,132	21%
Total salaries and related costs	$62,930	$65,756	$2,826	4%
For the three months ended March 31, 2015, changes in foreign currency exchange rates reduced salaries and related costs by $3.3 million when compared to the prior period. Excluding the impact of foreign currency exchange rate changes, salaries and related costs increased $0.5 million (1%) during the current period.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior period.
Full-Time Salaries—For the three months ended March 31, 2015, full-time salaries decreased $1.1 million (3%) principally due to changes in foreign currency exchange rates ($1.9 million) and savings resulting from the restructuring plan enacted in July of 2014, partially offset by base salary increases and headcount reinvestments. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $0.8 million (2%) during the current period.
Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's incentive compensation program. The amount of incentive compensation paid under this program is awarded based upon the recommendation of the Compensation Committee to the Board of Directors after assessing Sotheby's annual earnings, as measured by an EBITDA-based metric. In addition, incentive compensation includes amounts awarded to employees for brokering certain eligible private sale transactions under a formula established by the Compensation Committee and, to a much lesser extent, amounts awarded to employees with respect to other selling activities.
For the three months ended March 31, 2015, the decrease in incentive compensation expense is attributable to lower private sale incentive costs resulting from a decline in private sale revenues, as well as incentive compensation costs incurred in the prior year with respect to a higher level of other selling activities.
Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, restricted stock units, restricted stock, and stock options. Equity compensation awards are granted annually in the first quarter of the year, primarily under Sotheby's incentive compensation program, with the annual award value generally dependent upon the level of Sotheby’s financial results for the prior year. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of units or shares ultimately expected to vest as a result of employee service. In addition, for performance share units, the amount and timing of expense recognition is significantly impacted by management’s quarterly assessment of the likelihood and timing of achieving certain profitability targets.
For the three months ended March 31, 2015, share-based payment expense decreased $0.6 million (10%) largely due to a difference in the timing of equity compensation award issuances between the current and prior years, as 2015 equity compensation awards were granted later in the first quarter when compared to 2014. (See Note 12 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Payroll Taxes—For the three months ended March 31, 2015, payroll taxes decreased $1 million (15%) due to changes in foreign currency exchange rates, which contributed approximately $0.5 million to the reduction, and lower private sale incentive costs, as discussed above.
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.

40#

Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease employee benefit costs. On a consolidated basis, cost increases (decreases) related to the DCP liability are largely offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Condensed Consolidated Statements of Operations within other expense.
For the three months ended March 31, 2015, employee benefit costs increased $2.2 million (33%) primarily due to a $0.9 million increase in non-restructuring related severance costs and higher pension costs in the U.K. and U.S. The higher pension costs include a $0.6 million increase in defined benefit pension costs in the U.K. (see Note 8 of Notes to Condensed Consolidated Financial Statements) and $0.3 million in accrued U.K. defined contribution plan profit-sharing costs. Beginning in 2015, Sotheby's may contribute an annual discretionary amount to the U.K. defined contribution plan, depending on Sotheby's profitability.
For the year ending December 31, 2015, the net cost associated with the U.K. defined benefit plan is expected to increase $2.3 million primarily due to a decrease in the assumption for the weighted average expected long-term rate of return on plan assets (from 6.1% to 5.4%) and an increase in the required amortization of prior year actuarial losses. (See statement on Forward Looking Statements.)
Other Compensation Expense—Other compensation expense typically includes the cost of certain retention-based, new-hire and other employment arrangements, as well as the cost of temporary labor and overtime. For the three months ended March 31, 2015, other compensation expense decreased $1.1 million (21%) primarily due to a lower level of amortization expense associated with retention-based employment arrangements.

41#

General and Administrative Expenses
For the three months ended March 31, 2015 and 2014, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable /(Unfavorable)
Three months ended March 31,	2015	2014	$ Change	% Change
Professional fees:
Operations	$4,617	$5,262	$645	12%
Legal and compliance	3,255	4,101	846	21%
Other (a)	3,206	3,708	502	14%
Total professional fees	11,078	13,071	1,993	15%
Facilities-related expenses	10,684	11,363	679	6%
Travel and entertainment	6,575	6,150	(425)	(7%)
Telecommunication and technology	2,037	2,211	174	8%
Insurance	1,284	1,344	60	4%
Other indirect expenses	3,071	3,193	122	4%
Total general and administrative expenses	$34,729	$37,332	$2,603	7%

Legend:
(a)
Other professional fees include business consulting costs incurred to assist management in the analysis and development of business and operational strategies, Board of Director fees, and costs related to various administrative areas.

For the three months ended March 31, 2015, changes in foreign currency exchange rates decreased general and administrative expenses by $1.5 million when compared to the prior period. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses decreased $1.1 million (3%) during the period.
See below for a detailed discussion of the significant operating factors impacting the comparison of the various elements of general and administrative expenses between the current and prior period.
Professional fees (Operations)—Sotheby's incurs professional fees to outsource certain business functions such as catalogue production and its client contact management center, as well as for assistance with personnel recruiting, website maintenance and development, and other activities. For the three months ended March 31, 2015, this category of professional fees decreased $0.6 million (12%) primarily due to negotiated rate reductions related to outsourced functions and reduced usage of service providers in other areas.
Professional fees (Legal and Compliance)—Sotheby's incurs professional fees related to legal, audit and other compliance-related activities. For the three months ended March 31, 2015, this category of professional fees decreased $0.8 million (21%) primarily due to a lower level of legal costs.
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. For the three months ended March 31, 2015, facilities-related expenses decreased $0.7 million (6%) most notably due to lower utility costs at Sotheby's New York headquarters, as well as changes in foreign currency exchange rates.
CEO Separation and Transition Costs
In the first quarter of 2015, Sotheby's recognized $4.2 million in costs associated with the hiring of Thomas S. Smith, Jr. as its President and Chief Executive Officer which are classified within CEO separation and transition costs. These costs principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer and consist of a fully vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that is due in September 2015. There is no required service period associated with this compensation. CEO separation and transition costs also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.

42#

Restructuring Charges
On July 16, 2014, Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of approximately $14.2 million in 2014, consisting of $13.9 million in employee termination benefits recognized in the second half of 2014 and approximately $0.3 million in lease exit costs recognized in the fourth quarter of 2014. A large majority of the headcount reductions resulting from the 2014 Restructuring Plan have been completed and the remainder will occur by June 30, 2015. For the three months ended March 31, 2015, Sotheby's recognized a benefit in restructuring charges (net) of ($0.4) million related to adjustments to the accrual for employee termination benefits. As of March 31, 2015, Sotheby's has made payments of approximately $8.5 million related to the 2014 Restructuring Plan, and the related accrued liability has been reduced by $0.9 million as a result of foreign currency exchange rate changes. Accordingly, as of March 31, 2015, the remaining accrued liability related to the 2014 Restructuring Plan recorded on the Condensed Consolidated Balance Sheets within accounts payable and accrued liabilities was $4.4 million. This liability is expected to be settled through cash payments to be made principally in the second quarter of 2015.
Special Charges
In the first quarter of 2014, Sotheby's recognized special charges of $5.7 million related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point. (See Note 9 of Notes to Condensed Consolidated Financial Statements for a summary of related legal actions.)
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
As of March 31, 2015 and 2014, management’s estimate of Sotheby’s annual effective income tax rate, excluding discrete items, is approximately 36%. The estimated annual effective income tax rate for 2015 is higher than the U.S. statutory tax rate of 35% primarily because of state taxes and nondeductible expenses, partially offset by a benefit due to differences in foreign tax rates.
For the three months ended March 31, 2015, Sotheby’s effective income tax rate is approximately 50% compared to an effective income tax rate of (6%) for the three months ended March 31, 2014. The income tax rate for the current quarter is higher than the estimated annual effective income tax rate due to a discrete tax expense of $1 million related to the expected results of concluding income tax audits. In the prior period, income tax expense of $0.3 million was recorded on a pretax loss of ($5.7) million, primarily as a result of a discrete tax expense of $3.1 million recorded to reduce the value of certain deferred tax assets to reflect the enactment of the New York State 2014-2015 Budget Act.
On April 13, 2015, New York State Governor Andrew Cuomo signed legislation that reforms several provisions of the state’s revised corporate franchise tax, including legislation that reforms business taxes in New York City, retroactively to January 1, 2015.  Sotheby’s anticipates that the legislation will reduce the amount of taxable income apportioned to New York City, thereby reducing its state effective tax rate beginning in the second quarter of 2015, the period of enactment. Management does not expect the legislation to have a material impact on Sotheby’s forecasted worldwide annual effective tax rate subsequent to the period of enactment. Sotheby’s will record a discrete tax expense of approximately $4 million in the second quarter of 2015 to reduce the value of certain deferred tax assets to the amount that will be recognized in the future as a result of the anticipated reduction of the New York City effective income tax rate. (See statement on Forward Looking Statements.)
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended March 31, 2015, foreign currency exchange rates had a net unfavorable impact of approximately $2 million on Sotheby's operating income when compared to the prior period, with revenues unfavorably impacted by $8 million and expenses favorably impacted by $6 million.

43#

USE OF NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or “MD&A”) are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In MD&A, Sotheby’s presents Adjusted Expenses, Adjusted Operating Income, Adjusted Net Income (Loss), and Adjusted Diluted Earnings (Loss) Per Share, which are supplemental financial measures that are not required by or presented in accordance with GAAP. Sotheby's definition of these non-GAAP financial measures is provided in the following paragraphs.
Adjusted Expenses is defined as total expenses excluding the cost of Principal revenues, the cost of Finance revenues, CEO separation and transition costs, restructuring charges (net), and special charges. Adjusted Operating Income is defined as operating income excluding CEO separation and transition costs, restructuring charges (net), and special charges. Adjusted Net Income (Loss) is defined as net income (loss) attributable to Sotheby's, excluding after-tax CEO separation and transition costs, restructuring charges (net), and special charges. Adjusted Diluted Earnings (Loss) Per Share is defined as diluted (loss) earnings per share excluding the per share impact of CEO separation and transition costs, restructuring charges (net), and special charges.
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
Adjusted Operating Income, Adjusted Net Income (Loss), and Adjusted Diluted Earnings (Loss) Per Share are important supplemental measures used by the Board of Directors and management in their financial and operational decision making processes, for internal reporting, and as part of Sotheby’s forecasting and budgeting processes as they provide helpful measures of Sotheby’s core operations. These measures allow the Board of Directors and management to view operating trends, perform analytical comparisons, and benchmark performance between periods. Management also believes that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of Sotheby's.
Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.
The following is a reconciliation of total expenses to Adjusted Expenses for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

Three months ended March 31,	2015		2014
Total expenses	$137,271		$152,720
Subtract: Cost of Principal revenues	11,713		24,502
Subtract: Cost of Finance revenues	3,388		710
Subtract: CEO separation and transition costs	4,189		—
Subtract: Restructuring charges, net	(359)		—
Subtract: Special charges	—		5,703
Adjusted Expenses	$118,340	—	$121,805
The following is a reconciliation of operating income to Adjusted Operating Income for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

Three months ended March 31,	2015	2014
Operating income	$18,404	$4,091
Add: CEO separation and transition costs	4,189	—
Add: Restructuring charges, net	(359)	—
Add: Special charges	—	5,703
Adjusted Operating Income	$22,234	$9,794

44#

The following is a reconciliation of net income (loss) attributable to Sotheby's to Adjusted Net Income (Loss) for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

Three months ended March 31,	2015	2014
Net income (loss) attributable to Sotheby's	$5,202	$(6,114)
Add: CEO separation and transition costs, net of tax	2,446	—
Add: Restructuring charges (net), net of tax	(225)	—
Add: Special charges, net of tax	—	3,137
Adjusted Net Income (Loss)	$7,423	$(2,977)
The following is a reconciliation of diluted earnings (loss) per share to Adjusted Diluted Earnings (Loss) Per Share for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

Three months ended March 31,	2015	2014
Diluted earnings (loss) per share	$0.07	$(0.09)
Add: Per share impact of CEO separation and transition costs	0.04	—
Add: Per share impact of restructuring charges, net	—	—
Add: Per share impact of special charges	—	0.05
Adjusted Diluted Earnings (Loss) Per Share	$0.11	$(0.04)

45#

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2015, total cash and cash equivalents decreased $312.8 million to $381.1 million, as compared to a decrease of $399.1 million to $322.2 million for the three months ended March 31, 2014, primarily due to the factors discussed below.
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
Net cash used by operating activities of $277.4 million for the three months ended March 31, 2015 is principally the result of net cash outflows of $147.9 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow is particularly influenced by the payment of net sale proceeds to certain consignors for property sold in Sotheby's first quarter 2015 London auctions and fourth quarter 2014 auctions in New York in advance of collecting the purchase price from buyers. Cash flows from operating activities are also impacted by the funding of approximately $62 million of 2014 incentive compensation payments, the funding of inventory acquisitions that will be offered at auction in the second quarter of 2015, and approximately $19 million in income tax payments.
Net cash used by operating activities of $268.1 million for the three months ended March 31, 2014 was principally the result of net cash outflows of $183.8 million associated with the settlement of auction and private sale transactions during the period as sales proceeds collected from buyers late in 2013 were paid to consignors early in 2014. Net cash used by operating activities in the first quarter of 2014 was also influenced by the payment of net sale proceeds to certain consignors in advance of collecting payment from the buyer. Also contributing to the net cash used by operating activities in the quarter was the funding of approximately $55 million of 2013 incentive and other compensation payments and approximately $24 million of income tax payments.
Net Cash (Used ) Provided by Investing Activities—Net cash used by investing activities of $65.1 million for the three months ended March 31, 2015 is principally the result of the net funding of client loans of $51.5 million and Sotheby's acquisition of a 25% ownership interest in RM Auctions for $30.7 million (see Note 7 of Notes to Condensed Consolidated Financial Statements). These investing cash outflows are partially offset by a $17.8 million decrease in restricted cash as a result of the payment of net sale proceeds to consignors in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts.
Net cash provided by investing activities of $26 million for the three months ended March 31, 2014 was principally attributable to net collections of client loans of $13.1 million and a $14.6 million decrease in restricted cash as a result of the payment of net sale proceeds to consignors in certain foreign countries where auction houses are legally required to maintain consignor funds in segregated accounts.
Net Cash Provided (Used) by Financing Activities—Net cash provided by financing activities of $38.3 million for the three months ended March 31, 2015 is largely due to $56.5 million in net borrowings under the Finance segment's dedicated revolving credit facility, partially offset by dividend and dividend equivalent payments of $9.5 million, and the funding of employee tax obligations related to share-based payments of $8.9 million.
Net cash used by financing activities of $157.8 million for the three months ended March 31, 2014 reflects the payment of a $300 million special dividend, Common Stock repurchases of $25 million, and quarterly dividend payments of $6.9 million, partially offset by cash inflows of $185 million from borrowings under the Finance segment's dedicated revolving credit facility.

46#

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of March 31, 2015 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$219,534	$219,534	$—	$—	$—
Interest payments	4,073	4,073	—	—	—
Sub-total	223,607	223,607	—	—	—
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	126,000	15,750	31,500	31,500	47,250
Sub-total	426,000	15,750	31,500	31,500	347,250
Revolving credit facility borrowings	501,500	—	—	501,500	—
Total debt and interest payments	1,151,107	239,357	31,500	533,000	347,250
Other commitments:
Operating lease obligations (b)	90,157	17,103	25,677	10,005	37,372
Compensation arrangements (c)	22,049	11,012	8,007	3,030	—
Auction guarantees (d)	176,912	176,912	—	—	—
Unfunded loan commitments (e)	30,241	30,241	—	—	—
Uncertain tax positions (f)	—	—	—	—	—
Total other commitments	319,359	235,268	33,684	13,035	37,372
Total	$1,470,466	$474,625	$65,184	$546,035	$384,622

(a)
See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility. The York Property Mortgage matures on July 1, 2035, but has an optional pre-payment date of July 1, 2015 and bears an annual rate of interest of approximately 5.6%, which increases to 10.6% subsequent to July 1, 2015 unless the mortgage is repaid by that date. Management is currently exploring its options with respect to a long-term refinancing of the York Property Mortgage, with the intent of completing such a refinancing no later than July 1, 2015. Accordingly, the York Property Mortgage is classified as a current liability on Sotheby's Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, as well as in the table above. (See statement on Forward Looking Statements.)

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

(d)
Represents the amount of auction guarantees outstanding ($201.9 million) net of amounts advanced ($25 million) as of March 31, 2015. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)

(e)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(f)
Excludes the $22.1 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2015. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 17 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

47#

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
CONTINGENCIES
For information related to contingencies see: (i) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses legal contingencies, (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 17 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 17 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—Sotheby's continues to have strong liquidity with significant cash balances and $328.6 million in available borrowings under its revolving credit facility. As of March 31, 2015, cash and cash equivalents totaled $381.1 million, with $47.2 million held in the U.S. and $333.9 million held by foreign subsidiaries. As of March 31, 2015, Sotheby's also held $11.5 million of restricted cash that is almost entirely in certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts. After taking into account funds held that are due to consignors, management estimates that approximately $309.2 million of Sotheby's total cash and cash equivalents is available to support its capital needs, which include its current business requirements, the pursuit of business opportunities and growth initiatives, and to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. The current focus of Sotheby’s cash investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are primarily invested in the highest rated overnight deposits.
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
Revolving Credit Facilities—Sotheby's has a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation. This credit agreement provides for separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “Credit Agreements”). The Credit Agreements have a maturity date of August 22, 2019.
The Agency Credit Agreement provides for an asset-based revolving credit facility the proceeds of which may be used primarily for the working capital and other general corporate needs of the Agency segment. The Finance Credit Agreement provides for an asset-based revolving credit facility the proceeds of which may be used primarily for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The Credit Agreements allow Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.
The maximum aggregate borrowing capacity of the Credit Agreements, which is subject to a borrowing base, is $850 million, with $300 million committed to the Agency segment and $550 million committed to the Finance segment. The borrowing capacity of the Credit Agreements includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 21, 2015, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.

48#

The Credit Agreements have a sub-limit of $200 million for borrowings in the U.K. and Hong Kong, with up to $50 million available for foreign borrowings under the Agency Credit Agreement and up to $150 million available for foreign borrowings under the Finance Credit Agreement. The Credit Agreements also include an accordion feature, which allows Sotheby’s to seek an increase to the combined borrowing capacity of the Credit Agreements until February 23, 2019 by an amount not to exceed $100 million in the aggregate.
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
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $600 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements), and limitations on the use of proceeds from borrowings under the Credit Agreements. However, the Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreements, equals or exceeds $200 million. The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2015.
Sotheby’s has incurred aggregate fees of approximately $18.5 million in conjunction with the establishment of and subsequent amendments to its credit agreement with General Electric Capital Corporation. These fees are being amortized on a straight-line basis through the August 22, 2019 maturity date of the Credit Agreements.

49#

The following tables summarize information relevant to the Credit Agreements as of and for the periods ended March 31, 2015, December 31, 2014, and March 31, 2014 (in thousands of dollars):

As of and for the Three Months Ended March 31, 2015	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$550,000	$850,000
Borrowing base	$280,107	$550,000	$830,107
Borrowings outstanding	$—	$501,500	$501,500
Available borrowing capacity (b)	$280,107	$48,500	$328,607
Average borrowings outstanding	$—	$472,872	$472,872
Borrowing Costs	$706	$3,388	$4,094

As of and for the Year Ended December 31, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$550,000	$850,000
Borrowing base	$237,830	$519,255	$757,085
Borrowings outstanding	$—	$445,000	$445,000
Available borrowing capacity (b)	$237,830	$74,255	$312,085
Average borrowings outstanding	$—	$306,448	$306,448
Borrowing Costs	$2,240	$8,740	$10,980

As of and for the Three Months Ended March 31, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$150,000	$450,000	$600,000
Borrowing base	$74,004	$286,077	$360,081
Borrowings outstanding	$—	$185,000	$185,000
Available borrowing capacity (b)	$74,004	$101,077	$175,081
Average borrowings outstanding	$—	$91,944	$91,944
Borrowing Costs	$597	$710	$1,307
(a) In August 2014, the Credit Agreements were amended and restated to, among other things, increase the maximum borrowing capacity of the Credit Agreements from $600 million to $850 million.
(b) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
For the three months ended March 31, 2015 and 2014, borrowing costs related to the Finance Credit Agreement include interest of $3.2 million and $0.5 million, respectively, and fee amortization of $0.2 million and $0.2 million, respectively. For the year ended December 31, 2014, borrowing costs related to the Finance Credit Agreement include interest of $7.7 million and fee amortization of $1 million. Such borrowing costs are reflected in the Condensed Consolidated Statements of Operations as the cost of Finance revenues. For the three months ended March 31, 2015 and 2014, the weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.9% and 3.1%, respectively. For the year ended December 31, 2014, he weighted average cost of borrowings related to the Finance Credit Agreement was approximately 2.9%.
Borrowing costs related to the Agency Credit Agreement, which include interest and fee amortization, are reflected in the Condensed Consolidated Statements of Operations as interest expense. (See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information related to interest expense associated with the Agency Credit Agreement.)

50#

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
Sotheby’s short-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of possible business initiatives and/or investments, the payment of quarterly dividends, and the funding of potential Common Stock repurchases, as well as the funding of the other short-term commitments due on or before March 31, 2016, as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
Sotheby’s long-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of client loans, the repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of possible business initiatives and/or investments, the payment of potential quarterly dividends, and the funding of potential Common Stock repurchases, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
Management believes that operating cash flows, existing cash balances and revolving credit facility borrowings will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the August 22, 2019 expiration of the Credit Agreements. Management is exploring an increase to the borrowing capacity under the Finance Credit Agreement. (See statement on Forward Looking Statements.)
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 19 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.
PREMISES UPDATE
Management has performed a review of its real estate holdings, including the York Property in New York and the New Bond Street premises in London. The results of this review will be further evaluated by the Board in consultation with Sotheby's new CEO after taking into account the strategic and operating requirements for these locations.
STRATEGIC PARTNERSHIP WITH eBAY
In July 2014, Sotheby’s and eBay announced a strategic partnership that presents Sotheby’s traditional live auctions on eBay. In April 2015, Sotheby’s became the preeminent anchor tenant of eBay's Live Auctions channel and began the live streaming of auctions on a platform that allows eBay's clients to bid real-time in select Sotheby's auctions from anywhere around the world. Currently, only Sotheby’s New York sales are featured on eBay, with plans to include Sotheby’s other global salesrooms. Management believes this strategic partnership will attract a number of potential new clients over time while extending Sotheby's brand to millions of eBay clients globally. (See statement on Forward Looking Statements.)

51#

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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of March 31, 2015, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) credit facility borrowings, (v) the York Property Mortgage, (vi) long-term debt, (vii) the DCP liability and related trust assets, and (viii) outstanding forward exchange contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the credit facility borrowings, the York Property Mortgage, and long-term debt.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of March 31, 2015, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $44.8 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of March 31, 2015, the notional value of outstanding forward exchange contracts was $96.1 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.

52#

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2015, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2015.
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
Many of Sotheby's activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property regulations, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws, laws and regulations involving sales, use, value-added and other indirect taxes, and regulations related to the use of real estate. In addition, Sotheby's is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations currently do not impose a material impediment to the worldwide business of Sotheby's, but do affect the art market generally. A material adverse change in such regulations, such as the American Royalties Too Act of 2014 introduced in the U.S. Congress, which would impose a 5% resale royalty (with a cap of $35,000) on sales of art through large auction houses, could affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby's principal auction locations, increase the cost of moving property to such locations, or expose Sotheby's to legal claims or government inquiries.

53#

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
Sotheby's future operating results are dependent, in part, on management's success in implementing its business plans and initiatives. The inability of Sotheby's to successfully implement its business plans and initiatives could result in, among other things, the loss of clients, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its business plans and initiatives.
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

54#

Sotheby's capital allocation and financial policies may impact its liquidity, financial condition, market capitalization and business, and Sotheby's ongoing ability to return capital to its shareholders (and the size and timing of such return) is subject to ongoing business variables.
The actions taken by management based on its review of Sotheby's capital allocation and financial policies may impact its current and future liquidity, financial condition, market capitalization, and business. In addition, the amount and timing of any potential return of capital to shareholders depends on various factors, including the amount of excess cash generated by the business in the future, the ability to continue to debt finance the Finance segment loan portfolio, the business initiatives contemplated and implemented by management, and the amount of capital that may be required to support Sotheby’s future liquidity needs, among other factors. (See “Liquidity and Capital Resources" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")
A breach of the security measures protecting Sotheby's global network of information systems and those of certain third-party service providers utilized by Sotheby's may occur.
Sotheby's is dependent on a global network of information systems to conduct its business and is committed to maintaining a strong infrastructure to secure these systems. As part of its information systems infrastructure, Sotheby's relies, to a certain extent, upon third-party service providers to perform services related to its live auction bidding platform BIDnowTM, retail wine e-commerce, video broadcasting, website content distribution, and SAP hosting, as well as the live auction streaming and bidding via eBay's Live Auctions channel that commenced in April 2015. While these third-party service providers offer unique and specialized information security measures, certain elements of Sotheby's global information system security are outside management's direct control due to the use of these service providers. These third-party service providers are contractually obligated to host and maintain the service in a professional manner, in accordance with the rules and standards generally accepted within the industry. This includes conventional security measures such as firewall, password and encryption protection, breach notification requirements, and PCI practices for credit card processing services. A breach of the security measures protecting Sotheby's information systems could adversely impact its operations, reputation, and brand.
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
Subject to management approval under Sotheby's internal corporate governance policy, Sotheby's may pay a consignor the net sale proceeds from an auction or private sale before payment is collected from the buyer and/or may allow the buyer to take possession of purchased property before payment is received. In these situations, Sotheby's is exposed to losses in the event the buyer does not make payment.
Under the standard terms and conditions of its auction and private sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. However, in certain instances and subject to management approval under Sotheby's internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer while Sotheby's retains possession of the property. In such situations, if the buyer does not make payment, Sotheby's will take title to the property, but could be exposed to losses if the value of the property declines. In certain other situations and subject to management approval under Sotheby's internal corporate governance policy, the buyer is allowed to take possession of purchased property before making payment. In these situations, Sotheby's is liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur losses in the event of buyer default. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information about auction and private sale receivables.)

55#

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

56#

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
Future costs and obligations related to Sotheby's defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets, changes in statutory requirements in the U.K., and actuarial assumptions, each of which is unpredictable and may cause significant variability in Sotheby's employee benefit costs. (See "Results of Operations" within Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the U.K. Pension Plan.)

57#

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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As previously reported in Sotheby's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2015, Sotheby's made the following employment inducement awards of unregistered equity securities to Thomas S. Smith, Jr., Sotheby's newly appointed President and Chief Executive Officer: (i) 158,638 shares of Restricted Stock that vest based on continued service; and (ii) 47,070 Restricted Stock Units, which will be settled in shares of Common Stock on a 1 for 1 basis, are fully vested and will be distributed to Mr. Smith in installments. The referenced Form 8-K contains a more detailed description of these awards. Sotheby's issued the Restricted Stock and the Restricted Stock Units on March 31, 2015 to Mr. Smith under the exemption from registration under Section 4(a)(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering. To receive these awards, Mr. Smith made a number of representations and warranties to Sotheby's including that (i) his investment was not as a result of a public announcement or solicitation; (ii) he is acquiring these securities for investment only at this time, and not to distribute them; and (ii) he is an accredited investor.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

58#

ITEM 5: OTHER INFORMATION

On May 7, 2015, Sotheby's held its annual meeting of stockholders. The matters on which the stockholders voted were:

(1) Election of thirteen (13) directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

(2) Ratification of the appointment of Deloitte & Touche LLP as Sotheby's independent auditors for the year ending December 31, 2015;

(3) Approval of the Amended and Restated Sotheby's Stock Compensation Plan for Non-Employee Directors, to increase the number of shares of common stock reserved for issuance under the plan by 200,000 shares from 400,000 to 600,000 and amend other provisions; and

(4)	An advisory vote on 2014 named executive officer compensation.

The results of the voting are shown below:

(1) ELECTION OF DIRECTORS (PROPOSAL 1)
Name of Nominee	FOR	AGAINST	ABSTAIN
John M. Angelo	57,806,747	565,602	77,860
Jessica M. Bibliowicz	58,148,358	223,281	78,570
Kevin C. Conroy	58,108,716	262,492	79,001
Domenico De Sole	57,733,608	638,559	78,041
The Duke of Devonshire	57,873,585	498,610	78,014
Daniel S. Loeb	58,048,427	324,065	77,716
Olivier Reza	58,070,042	302,588	77,578
Marsha E. Simms	58,048,651	323,199	78,359
Thomas S. Smith, Jr.	58,293,784	72,925	83,500
Robert S. Taubman	52,197,562	6,173,193	79,453
Diana L. Taylor	58,006,791	365,183	78,235
Dennis M. Weibling	58,052,007	319,338	78,864
Harry J. Wilson	58,107,485	121,085	221,639

59#

(2) RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PROPOSAL 2)
62,326,915	Votes were cast;
61,861,638	Votes were cast for the resolution;
387,285	Votes were cast against the resolution; and
77,992	Votes abstained

(3) APPROVAL OF AMENDED AND RESTATED SOTHEBY'S STOCK COMPENSATION PLAN FOR NON-EMPLOYEE
DIRECTORS AND TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK RSERVED FOR ISSUANCE
UNDER THE PLAN (PROPOSAL 3)
58,450,209	Votes were cast;
57,393,034	Votes were cast for the resolution;
725,923	Votes were cast against the resolution; and
331,252	Votes abstained

(4) ADVISORY VOTE TO APPROVE 2014 NAMED EXECUTIVE OFFICER COMPENSATION (PROPOSAL 4)
58,450,209	Votes were cast;
55,542,277	Votes were cast for the resolution;
2,650,228	Votes were cast against the resolution; and
257,704	Votes abstained

60#

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Fifteenth Amendment to the Agreement of Partnership dated March 23, 2015, between Sotheby's Nevada Inc. and Acquavella Contemporary Art.

10.2	Restricted Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015.

10.3	Restricted Stock Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015.

10.4	Performance Share Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015.

10.5	Severance Agreement between Sotheby's and Alfredo Gangotena, dated December 4, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.
(b)    Reports on Form 8-K

(i)
On January 6, 2015, Sotheby's filed a current report on Form 8-K under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers" and Item 9.01, "Financial Statements and Exhibits."

(ii)	On January 26, 2015, Sotheby's filed a current report on Form 8-K under Item 8.01, "Other Events."

(iii)	On February 13, 2015, Sotheby's filed a current report on Form 8-K under Item 8.01, "Other Events" and Item 9.01, "Financial Statements and Exhibits."

(iv)	On February 19, 2015, Sotheby's filed a current report on Form 8-K under Item 8.01, "Other Events" and Item 9.01, "Financial Statements and Exhibits."

(v)	On March 2, 2015, Sotheby's filed a current report on Form 8-K under Item 2.01, "Results of Operations and Financial Condition" and Item 9.01, "Financial Statements and Exhibits."

(vi)
On March 18, 2015, Sotheby's filed a current report on Form 8-K under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers," Item 8.01, "Other Events." and Item 9.01, "Financial Statements and Exhibits."

61#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: May 11, 2015

62#

EXHIBIT INDEX

10.1	Fifteenth Amendment to the Agreement of Partnership dated March 23, 2015, between Sotheby's Nevada Inc. and Acquavella Contemporary Art.

10.2	Restricted Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015.

10.3	Restricted Stock Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015.

10.4	Performance Share Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015.

10.5	Severance Agreement between Sotheby's and Alfredo Gangotena, dated December 4, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

63#