Form 10-Q
period 2015-06-30
SOTHEBYS
filed 2015-08-07
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 69,496,777 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Agency commissions and fees	$310,377	$316,187	$438,259	$439,315
Inventory sales	7,005	8,733	19,988	34,734
Finance	11,970	8,140	24,657	13,822
License fees	2,468	2,462	4,442	4,159
Other	186	295	335	598
Total revenues	332,006	335,817	487,681	492,628
Expenses:
Agency direct costs	32,730	31,617	44,569	42,054
Cost of inventory sales	16,989	7,518	28,702	32,020
Cost of Finance revenues	3,874	2,024	7,262	2,734
Marketing	4,748	4,564	8,808	7,697
Salaries and related	108,182	97,833	171,112	163,589
General and administrative	44,731	38,210	79,460	75,542
Depreciation and amortization	4,781	5,066	9,563	10,213
CEO separation and transition costs (see Note 13)	43	—	4,232	—
Restructuring charges, net (see Note 14)	(530)	—	(889)	—
Special charges (see Note 15)	—	18,554	—	24,257
Total expenses	215,548	205,386	352,819	358,106
Operating income	116,458	130,431	134,862	134,522
Interest income	630	402	759	818
Interest expense	(9,074)	(8,768)	(17,735)	(17,551)
Other income (expense)	245	694	(1,714)	(748)
Income before taxes	108,259	122,759	116,172	117,041
Equity in earnings of investees	1,982	230	3,126	384
Income tax expense	42,789	45,344	46,713	45,675
Net income	67,452	77,645	72,585	71,750
Less: Net (loss) income attributable to noncontrolling interest	(120)	13	(189)	232
Net income attributable to Sotheby's	$67,572	$77,632	$72,774	$71,518
Basic earnings per share - Sotheby’s common shareholders	$0.97	$1.12	$1.04	$1.02
Diluted earnings per share - Sotheby’s common shareholders	$0.96	$1.11	$1.04	$1.01
Weighted average basic shares outstanding	69,332	68,938	69,211	69,041
Weighted average diluted shares outstanding	69,884	69,491	69,794	69,619
Cash dividends declared per common share	$0.10	$0.10	$0.20	$4.54
See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$67,452	$77,645	$72,585	$71,750
Other comprehensive income:
Cumulative foreign currency translation adjustments, net of tax of $2,047 and $380 for the three and six months ended June 30, 2015	17,553	4,029	(1,716)	5,497
Reclassification of cumulative translation adjustment included in net income	—	—	—	2,058
Amortization of previously unrecognized net pension losses and prior service costs included in net income, net of tax of $217, $120, $432, and $237	867	479	1,725	951
Other comprehensive income	18,420	4,508	9	8,506
Comprehensive income	85,872	82,153	72,594	80,256
Less: Comprehensive (loss) income attributable to noncontrolling interest	(120)	13	(189)	232
Comprehensive income attributable to Sotheby's	$85,992	$82,140	$72,783	$80,024
See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	June 30, 2015	December 31, 2014	June 30, 2014

A S S E T S
Current Assets:
Cash and cash equivalents	$613,688	$693,829	$576,445
Restricted cash	37,072	32,837	56,656
Accounts receivable, net of allowance for doubtful accounts of $7,854, $7,318, and $6,995	822,725	913,743	993,302
Notes receivable, net of allowance for credit losses of $1,359, $1,166, and $1,001	57,847	130,796	96,883
Inventory	257,993	217,132	218,878
Deferred income taxes and income tax receivable	32,509	17,078	41,336
Prepaid expenses and other current assets	34,266	34,107	27,633
Total Current Assets	1,856,100	2,039,522	2,011,133
Notes receivable	748,204	568,942	510,905
Fixed assets, net of accumulated depreciation and amortization of $200,181, $191,260, and $188,273	357,768	364,382	373,476
Goodwill and other intangible assets, net of accumulated amortization of $5,247, $5,760, and $6,415	14,153	14,341	14,914
Equity method investments	41,557	10,210	10,862
Deferred income taxes and income tax receivable	18,940	38,202	38,836
Trust assets related to deferred compensation liability	48,370	50,490	52,041
Pension asset	31,671	28,993	41,525
Other long-term assets	20,756	19,738	19,309
Total Assets	$3,137,519	$3,134,820	$3,073,001
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$781,927	$980,470	$1,000,029
Accounts payable and accrued liabilities	101,255	111,639	129,071
Accrued salaries and related costs	69,011	88,915	56,174
York Property Mortgage	6,542	218,728	3,730
Accrued and deferred income taxes	35,547	13,828	46,808
Other current liabilities	15,684	15,627	16,068
Total Current Liabilities	1,009,966	1,429,207	1,251,880
Credit facility borrowings	593,000	445,000	345,000
Long-term debt, net	512,067	300,000	515,031
Accrued and deferred income taxes	18,621	21,192	21,182
Deferred compensation liability	48,269	49,633	51,350
Other long-term liabilities	8,915	11,550	11,413
Total Liabilities	2,190,838	2,256,582	2,195,856
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Common Stock, $0.01 par value	700	695	695
Authorized shares—200,000,000
Issued shares—70,054,948, 69,550,073, and 69,525,947
Outstanding shares—69,496,777, 68,991,902, and 68,967,776
Additional paid-in capital	418,764	408,874	394,261
Treasury stock, at cost: 558,171 shares at June 30, 2015, December 31, 2014, and June 30, 2014	(25,000)	(25,000)	(25,000)
Retained earnings	628,626	569,894	537,565
Accumulated other comprehensive loss	(76,757)	(76,766)	(30,947)
Total Shareholders’ Equity	946,333	877,697	876,574
Noncontrolling interest	348	541	571
Total Equity	946,681	878,238	877,145
Total Liabilities and Shareholders’ Equity	$3,137,519	$3,134,820	$3,073,001
See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net income attributable to Sotheby's	$72,774	$71,518
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	9,563	10,213
Loss from cumulative translation adjustment upon liquidation of foreign subsidiary	—	2,058
Deferred income tax expense	14,360	11,980
Share-based payments	17,235	12,895
Net pension cost (benefit)	784	(350)
Inventory writedowns and bad debt provisions	13,825	3,316
Amortization of debt discount	1,782	1,782
Excess tax benefits from share-based payments	(1,067)	(3,625)
Equity in earnings of investees	(3,126)	(384)
Other	(222)	1,366
Changes in assets and liabilities:
Accounts receivable	81,662	(192,351)
Due to consignors	(194,480)	50,770
Inventory	(53,997)	(34,495)
Prepaid expenses and other current assets	(5,857)	(4,872)
Other long-term assets	3,251	(1,391)
Deferred income tax assets and income tax receivable	(10,512)	(22,405)
Accrued income taxes and deferred income tax liabilities	18,543	20,098
Accounts payable and accrued liabilities and other liabilities	(30,818)	10,318
Net cash used by operating activities	(66,300)	(63,559)
Investing Activities:
Funding of notes receivable	(262,060)	(297,903)
Collections of notes receivable	163,373	247,234
Capital expenditures	(2,785)	(3,634)
Funding of equity method investment	(30,725)	—
Distributions from equity investees	2,500	875
Proceeds from the sale of equity method investment	150	125
Increase in restricted cash	(6,434)	(24,822)
Net cash used by investing activities	(135,981)	(78,125)
Financing Activities:
Debt issuance and other borrowing costs	(2,572)	—
Proceeds from credit facility borrowings	162,000	345,000
Repayments of credit facility borrowings	(14,000)	—
Repayments of York Property Mortgage	(1,901)	(1,799)
Repurchase of common stock	—	(25,000)
Dividends paid	(16,439)	(317,702)
Proceeds from exercise of employee stock options	—	967
Excess tax benefits from share-based payments	1,067	3,625
Funding of employee tax obligations upon the vesting of share-based payments	(8,897)	(11,835)
Net cash provided (used) by financing activities	119,258	(6,744)
Effect of exchange rate changes on cash and cash equivalents	2,882	3,558
Decrease in cash and cash equivalents	(80,141)	(144,870)
Cash and cash equivalents at beginning of period	693,829	721,315
Cash and cash equivalents at end of period	$613,688	$576,445
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
The Condensed Consolidated Financial Statements include the accounts of Sotheby’s wholly-owned subsidiaries and Sotheby's Beijing Auction Co., Ltd ("Sotheby's Beijing"), a joint venture in which Sotheby's has a controlling 80% ownership interest. The net (loss) income attributable to the minority owner of Sotheby's Beijing is reported as "Net (Loss) Income Attributable to Noncontrolling Interest" in the Condensed Consolidated Income Statements and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of the Condensed Consolidated Balance Sheets.
Equity investments through which Sotheby’s exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded within Equity in Earnings of Investees in the Condensed Consolidated Income Statements. Sotheby’s interest in the net assets of the investee is recorded within Equity Method Investments on the Condensed Consolidated Balance Sheets. Sotheby's equity method investees include RM Sotheby's (see Note 7) and Acquavella Modern Art.
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
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares currently include unvested performance share units held by employees, incremental common shares issuable upon the exercise of employee stock options, and deferred stock units held by members of the Board of Directors. (See Note 12 for information on Sotheby's share-based payment programs.)
___________________________________________________________________
1 Net Auction Sales represents the hammer or sale price of property sold at auction.

7#

For the three and six months ended June 30, 2015, 0.9 million and 1 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share because the profitability or stock price targets inherent in such awards were not achieved as of the balance sheet date. For the three and six months ended June 30, 2014, 1.1 million and 1.2 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share because the profitability targets inherent in such awards were not achieved as of the balance sheet date.
The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Basic:
Numerator:
Net income attributable to Sotheby’s	$67,572	$77,632	$72,774	$71,518
Less: Net income attributable to participating securities	590	256	485	1,001
Net income attributable to Sotheby’s common shareholders	$66,982	$77,376	$72,289	$70,517
Denominator:
Weighted average basic shares outstanding	69,332	68,938	69,211	69,041
Basic earnings per share - Sotheby’s common shareholders	$0.97	$1.12	$1.04	$1.02
Diluted:
Numerator:
Net income attributable to Sotheby’s	$67,572	$77,632	$72,774	$71,518
Less: Net income attributable to participating securities	590	256	485	1,001
Net income attributable to Sotheby’s common shareholders	$66,982	$77,376	$72,289	$70,517
Denominator:
Weighted average common shares outstanding	69,332	68,938	69,211	69,041
Weighted average effect of Sotheby's dilutive potential common shares:
Performance share units	368	362	404	386
Deferred stock units	164	172	159	168
Stock options	20	19	20	24
Weighted average dilutive potential common shares outstanding	552	553	583	578
Weighted average diluted shares outstanding	69,884	69,491	69,794	69,619
Diluted earnings per share - Sotheby’s common shareholders	$0.96	$1.11	$1.04	$1.01

8#

4. Segment Reporting
Sotheby’s is a global art business whose operations are currently organized under two segments—Agency and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby’s. The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art.
Prior to the second quarter of 2015, Sotheby's also separately reported the results of the Principal segment, which was comprised of its dealer activities and principally included the sale of artworks purchased opportunistically by Sotheby’s. In the second quarter of 2015, Sotheby's transitioned to its new CEO and Chief Operating Decision Maker, and the information regularly reviewed for the purpose of allocating resources and assessing performance changed, reflecting a simplified internal reporting structure which was implemented in the quarter. As a resuly, beginning in the second quarter of 2015, the sale of artworks purchased opportunistically by Sotheby’s is reported as part of the Agency segment. The remaining activities of the former Principal segment are reported within All Other. Such activities include Sotheby’s retail wine operations, Acquavella Modern Art ("AMA"), an equity investee, and sales of the remaining inventory of Noortman Master Paintings, an art dealer that was owned and operated by Sotheby's from its acquisition in June 2006 until its closure in December 2013. Prior period amounts have been restated to reflect this new segment presentation.
The table below presents Sotheby’s revenues and income before taxes by segment for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

Three Months Ended June 30, 2015	Agency (a)	Finance (a)		All Other	Reconciling items (a)	Total
Revenues	$314,403	$16,339		$5,633	$(4,369)	$332,006
Segment income before taxes	$106,189	$10,170		$3,426	$(11,526)	$108,259
Three Months Ended June 30, 2014
Revenues	$322,873	$12,344		$4,804	$(4,204)	$335,817
Segment income before taxes	$130,930	$8,891	(b)	$1,910	$(18,972)	$122,759
Six Months Ended June 30, 2015
Revenues	$454,092	$32,296		$8,932	$(7,639)	$487,681
Segment income before taxes	$106,627	$20,990		$5,414	$(16,859)	$116,172
Six Months Ended June 30, 2014
Revenues	$470,811	$21,291		$7,995	$(7,469)	$492,628
Segment income before taxes	$123,901	$14,787	(b)	$3,308	$(24,955)	$117,041

(a)
The reconciling items related to Revenues consist principally of amounts charged by the Finance segment to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as, beginning on January 1, 2015, fees charged for term loan collateral sold at auction or privately through the Agency segment. For the three and six months ended June 30, 2015, such fees totaled $2.3 million and $4.3 million, respectively. Prior period segment results for the three and six months ended June 30, 2014 have been adjusted to include $2.2 million and $2.9 million of such fees, respectively. Each of the individual reconciling items related to segment income before taxes is listed in the table below.

(b) For the three and six months ended June 30, 2014, Finance segment income before taxes includes $0.7 million and $1.8 million, respectively, of intercompany charges from Sotheby's global treasury function.

9#

For the three and six months ended June 30, 2015 and 2014, Agency segment revenues consist of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Auction commissions	$287,487	$299,167	$400,502	$403,840
Private sale commissions	22,292	16,876	33,750	29,931
Auction guarantees, net	(7,508)	(6,215)	(8,259)	(5,545)
Other Agency revenues (a)	8,106	6,359	12,266	11,089
Total Agency commissions and fees	310,377	316,187	438,259	439,315
Inventory sales	4,026	6,686	15,833	31,496
Total Agency segment revenues	$314,403	$322,873	$454,092	$470,811

(a)
Includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to consignors for property withdrawn prior to auction and for catalogue production and insurance, and catalogue subscription and advertising revenues.

The table below presents a reconciliation of segment income before taxes to consolidated income before taxes for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Agency	$106,189	$130,930	$106,627	$123,901
Finance	10,170	8,891	20,990	14,787
All Other	3,426	1,910	5,414	3,308
Segment income before taxes	119,785	141,731	133,031	141,996
Reconciling items:
CEO separation and transition costs (see Note 13)	(43)	—	(4,232)
Leadership transition severance costs (a)	(9,501)	—	(9,501)	—
Special charges (see Note 15)	—	(18,554)	—	(24,257)
Equity in earnings of investees (b)	(1,982)	(418)	(3,126)	(698)
Income before taxes	$108,259	$122,759	$116,172	$117,041

(a)
In the second quarter of 2015, in conjunction with its leadership transition, Sotheby's incurred severance costs of $9.5 million associated with the termination of the employment of certain Executive Officers, including its Chief Operating Officer.

(b)
For segment reporting purposes, Sotheby's share of earnings related to its equity investees is included as part of income before taxes. However, such earnings are reported separately below income before taxes in the Condensed Consolidated Income Statements. For the three and six months ended June 30, 2015, Agency segment results include $1 million and $1.7 million, respectively, of equity earnings related to RM Sotheby's. For the three months ended June 30, 2015 and 2014, All Other includes $1 million and $0.4 million, respectively, of equity earnings related to Acquavella Modern Art. For the six months ended June 30, 2015 and 2014, All Other includes $1.4 million and $0.7 million, respectively, of equity earnings related to Acquavella Modern Art.

10#

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2015, December 31, 2014, and June 30, 2014 (in thousands of dollars):

	June 30, 2015	December 31, 2014	June 30, 2014
Agency	$2,247,411	$2,391,763	$2,350,976
Finance	812,012	658,710	611,461
All Other	26,647	29,067	30,392
Total segment assets	3,086,070	3,079,540	2,992,829
Unallocated amounts:
Deferred tax assets and income tax receivable	51,449	55,280	80,172
Consolidated assets	$3,137,519	$3,134,820	$3,073,001
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
In the limited circumstances when the payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, Notes Receivable within the Agency segment included $22.6 million and $22.7 million, respectively, of amounts reclassified from Accounts Receivable. As of June 30, 2014, there were no such Notes Receivable outstanding. (See discussion of Agency segment Notes Receivable below.)
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of June 30, 2015, December 31, 2014, and June 30, 2014, Accounts Receivable (net) included $107.6 million, $116 million, and $126.6 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of June 30, 2015, December 31, 2014, and June 30, 2014, Accounts Receivable (net) also included $75.4 million, $96.5 million, and $48.9 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.
Notes Receivable (Finance Segment)—The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through Sotheby's Agency segment (a “consignor advance”) and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”).

11#

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
As of June 30, 2015, December 31, 2014, and June 30, 2014, Notes Receivable (net) related to the Finance segment consisted of the following (in thousands of dollars):

	June 30, 2015	December 31, 2014	June 30, 2014
Consignor advances	$30,291	$25,994	$71,091
Term loans	743,749	618,447	523,279
Total	$774,040	$644,441	$594,370
In certain situations, term loans are also made to refinance client auction and private sale purchases. For the six months ended June 30, 2015 and 2014, the Finance segment made $32.6 million and $34.6 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2015 and 2014, such repayments totaled $16.4 million and $19.6 million, respectively. As of June 30, 2015, December 31, 2014, and June 30, 2014, Notes Receivable (net) included $106.5 million, $90.4 million, and $87.9 million, respectively, of such loans.
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
Sotheby’s target loan-to-value (“LTV”) ratio, which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50%, but loans are sometimes made with LTV ratios between 51% and 60% as the Finance segment credit facility permits borrowings on loans with an LTV of up to 60%. In rare circumstances, loans are also made at an initial LTV ratio higher than 60%. In addition, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans.
The table below provides the aggregate LTV ratio for the Finance segment loan portfolio as of June 30, 2015, December 31, 2014, and June 30, 2014 (in thousands of dollars):

	June 30, 2015	December 31, 2014	June 30, 2014
Finance segment secured loans	$774,040	$644,441	$594,370
Low auction estimate of collateral	$1,539,092	$1,349,094	$1,299,433
Aggregate LTV ratio	50%	48%	46%

12#

The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV ratio above 50% as of June 30, 2015, December 31, 2014, and June 30, 2014 (in thousands of dollars):

	June 30, 2015	December 31, 2014	June 30, 2014
Finance segment secured loans with an LTV ratio above 50%	$441,246	$329,135	$294,956
Low auction estimate of collateral related to Finance segment secured loans with an LTV ratio above 50%	$784,119	$556,662	$485,088
Aggregate LTV ratio of Finance segment secured loans with an LTV ratio above 50%	56%	59%	61%
The table below provides other credit quality information regarding Finance segment secured loans as of June 30, 2015, December 31, 2014, and June 30, 2014 (in thousands of dollars):

	June 30, 2015	December 31, 2014	June 30, 2014
Total secured loans	$774,040	$644,441	$594,370
Loans past due	$420	$22,409	$88,931
Loans more than 90 days past due	$—	$—	$14,630
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,359	1,166	1,001
Total allowance for credit losses - secured loans	$1,359	$1,166	$1,001
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. Sotheby's received a $0.2 million payment on the past due loan balance in July 2015 and intends to offer loan collateral at auction in the fourth quarter of 2015 to settle the remaining balance.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of June 30, 2015, December 31, 2014, and June 30, 2014, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of June 30, 2015, December 31, 2014, and June 30, 2014, there were no impaired loans outstanding.
During the period January 1, 2015 to June 30, 2015, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2015	$1,166
Change in loan loss provision	193
Allowance for credit losses as of June 30, 2015	$1,359
As of June 30, 2015, unfunded commitments to extend additional credit through Sotheby's Finance segment were $10.2 million.

13#

Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In addition, in certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such auction guarantee and Agency segment consignor advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). As of June 30, 2015, Agency segment consignor advances totaled $2.5 million and there were no auction guarantee advances outstanding. As of December 31, 2014 and June 30, 2014, auction guarantee advances totaled $25 million and $5.5 million, respectively, and there were no Agency segment consignor advances outstanding. (See Note 10 for additional information related to auction guarantees.)
In the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, Notes Receivable within the Agency segment included $22.6 million and $22.7 million, respectively, of amounts reclassified from Accounts Receivable against which Sotheby's held $3.7 million of collateral. As of June 30, 2014, there were no such Notes Receivable outstanding. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows.
Under certain circumstances, Sotheby's provides loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of June 30, 2015, December 31, 2014, and June 30, 2014, such loans totaled $4.4 million, $4.9 million, and $5.0 million, respectively. Sotheby's is no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million and, as a result, recognized a gain of $0.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, has a variable market rate of interest, and requires monthly payments during the loan term. As of June 30, 2015, December 31, 2014, and June 30, 2014 the carrying value of this loan was approximately $2.6 million, $2.7 million, and $2.9 million, respectively.
6. Debt
Revolving Credit Facilities—Sotheby's and certain of its wholly-owned subsidiaries are parties to a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation, which provides for separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “Credit Agreements”). On June 15, 2015, the Credit Agreements were amended to increase the commitments under the Finance Credit Agreement in order to support the continued growth of the Finance segment's loan portfolio and to extend the maturity date of the Credit Agreements by one year to August 22, 2020.
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
The maximum aggregate borrowing capacity of the Credit Agreements, which is subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to the Finance segment, including a $485 million increase that was secured for the Finance segment in conjunction with the June 2015 amendment. The borrowing capacity of the Agency Credit Agreement includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). As a result of the June 2015 amendment of the Credit Agreements, the Incremental Facility has a maturity date of August 22, 2016, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility. Prior to the amendment, the maturity date of the Incremental Facility was August 21, 2015.

14#

The Credit Agreements have a sub-limit of $400 million for borrowings in the U.K. and Hong Kong, with up to $50 million available for foreign borrowings under the Agency Credit Agreement and up to $350 million available for foreign borrowings under the Finance Credit Agreement. The Credit Agreements also include an accordion feature, which allows Sotheby’s to seek an increase to the combined borrowing capacity of the Credit Agreements until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits Sotheby’s to seek an increase to the aggregate commitments of either or both of the Agency and Finance credit facilities under an expedited arrangement process.
The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions, and the fair value of certain of Sotheby's trademarks. The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and the fair value of certain of Sotheby's trademarks. The borrowing base of the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks.
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
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $600 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements), and limitations on the use of proceeds from borrowings under the Credit Agreements. However, the Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreements, equals or exceeds $200 million. The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2015.
Since August 2009, Sotheby’s has incurred aggregate fees of approximately $21.2 million in conjunction with the establishment of and subsequent amendments to its credit agreement with General Electric Capital Corporation. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreements.

15#

The following tables summarize information relevant to the Credit Agreements as of and for the periods ended June 30, 2015, December 31, 2014, and June 30, 2014 (in thousands of dollars):

As of and for the three and six months ended June 30, 2015	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$1,035,000	$1,335,000
Borrowing base	$221,812	$622,849	$844,661
Borrowings outstanding	$—	$593,000	$593,000
Available borrowing capacity (b)	$221,812	$29,849	$251,661
Average Borrowings Outstanding:
Three months ended June 30, 2015	$—	$538,868	$538,868
Six months ended June 30, 2015	$—	$506,052	$506,052
Borrowing Costs:
Three months ended June 30, 2015	$751	$3,874	$4,625
Six months ended June 30, 2015	$1,457	$7,262	$8,719

As of and for the year ended December 31, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$550,000	$850,000
Borrowing base	$237,830	$519,255	$757,085
Borrowings outstanding	$—	$445,000	$445,000
Available borrowing capacity (b)	$237,830	$74,255	$312,085
Average borrowings outstanding	$—	$306,448	$306,448
Borrowing Costs	$2,240	$8,740	$10,980

As of and for the three and six months ended June 30, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$150,000	$450,000	$600,000
Borrowing base	$61,647	$451,057	$512,704
Borrowings outstanding	$—	$345,000	$345,000
Available borrowing capacity (b)	$61,647	$105,000	$166,647
Average Borrowings Outstanding:
Three months ended June 30, 2014	$—	$284,176	$284,176
Six months ended June 30, 2014	$—	$188,591	$188,591
Borrowing Costs:
Three months ended June 30, 2014	$371	$2,024	$2,395
Six months ended June 30, 2014	$968	$2,734	$3,702
(a) In August 2014, the Credit Agreements were amended and restated to, among other things, increase the maximum borrowing capacity of the Credit Agreements from $600 million to $850 million. In June 2015, the Credit Agreements were amended to, among other things, increase the maximum borrowing capacity of the Credit Agreements from $850 million to approximately $1.335 billion.
(b) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
For the three months ended June 30, 2015 and 2014, borrowing costs related to the Finance Credit Agreement include interest of $3.7 million and $1.7 million, respectively, and fee amortization of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2015 and 2014, borrowing costs related to the Finance Credit Agreement include interest of $6.8 million and $2.2 million, respectively, and fee amortization of $0.4 million and $0.5 million, respectively. For the year ended December 31, 2014, borrowing costs related to the Finance Credit Agreement include interest of $7.7 million and fee amortization of $1 million. Such borrowing costs are reflected in the Condensed Consolidated Income Statements as the Cost of Finance Revenues. The weighted average cost of borrowing related to the Finance Credit Agreement was approximately 2.9% for all periods presented.

16#

Borrowing costs related to the Agency Credit Agreement, which include interest and fee amortization, are reflected in the Condensed Consolidated Income Statements as Interest Expense.
Long-Term Debt—As of June 30, 2015, December 31, 2014, and June 30, 2014, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2015	December 31, 2014	June 30, 2014
York Property Mortgage, net of unamortized discount of $0, $1,782, and $3,564	$218,609	$218,728	$218,761
2022 Senior Notes	300,000	300,000	300,000
Less current portion:
York Property Mortgage	(6,542)	(218,728)	(3,730)
Total Long-Term Debt, net	$512,067	$300,000	$515,031
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
Sotheby's financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009, and the assumption of a $235 million mortgage that carried an initial annual rate of interest of approximately 5.6% (the "York Property Mortgage"). The York Property Mortgage was due to mature on July 1, 2035, but had an optional pre-payment date of July 1, 2015, after which the annual rate of interest was scheduled to increase to 10.6%. As of June 30, 2015, the carrying value and fair value of York Property Mortgage was approximately $218.6 million.
On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan (the "New Mortgage") to refinance the York Property Mortgage. After the repayment of the York Property Mortgage and the funding of all closing costs, reserves, and expenses, Sotheby's received net cash proceeds of approximately $98 million. The interest rate for the New Mortgage is the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. The New Mortgage amortizes based on a 25-year mortgage-style amortization schedule.
In connection with the New Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year swap and a five-year collar, both of which have a notional amount equal to the applicable principal balance of the New Mortgage and have an identical amortization schedule. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the New Mortgage at a rate equal to 0.877% per annum for the first two years and no more than 3.75% per annum for the remainder of the seven-year term. Therefore, after taking into account the interest rate protection agreements, the interest rate for the first two years of the New Mortgage will be approximately 3.13% per annum and no more than 6% per annum for the remainder of the seven-year term.

17#

The loan agreement governing the New Mortgage contains the following financial covenants, which are subject to additional terms and conditions as provided in the underlying loan agreement:

•
As of July 1, 2020, the LTV ratio may not exceed 65% (the “Maximum LTV”) based on the then-outstanding principal balance of the New Mortgage. If the LTV ratio exceeds the Maximum LTV, Sotheby's may, at its option, post cash or a letter of credit or pay down the New Mortgage without any prepayment penalty or premium, in an amount that will cause the LTV ratio not to exceed the Maximum LTV.

•
At all times during the term of the New Mortgage, the Debt Yield (as defined in the loan agreement governing the New Mortgage) will not be less than 8.5% (the “Minimum Debt Yield”). If the Debt Yield falls below the Minimum Debt Yield, Sotheby's has the option to post cash or a letter of credit or prepay the New Mortgage without any prepayment penalty or premium, in an amount that will cause the Debt Yield to exceed the Minimum Debt Yield.

•
If Sotheby’s corporate credit rating from Standard & Poor’s Rating Services is downgraded to “BB-”, Sotheby's must establish a cash management account (the "Cash Management Account") under the control of the lender, whereby any excess cash remaining after the monthly payment of debt service, insurance, and taxes would remain in the account. If the rating is downgraded to “B+” or “B”, Sotheby's must deposit a certain amount of debt service into the Cash Management Account. If the rating is downgraded to lower than “B”, Sotheby's must make principal payments on the New Mortgage such that the LTV ratio does not exceed 65%.

•
At all times during the term of the New Mortgage, Sotheby’s will, subject to a cure period, maintain a net worth of at least $425 million. If, however, Sotheby's fails to maintain the required minimum net worth, it will have 60 days to cure such default.

As a result of the refinancing of the York Property Mortgage, $212.7 million of its $218.6 million carrying value as of June 30, 2015 is classified within Long-Term Debt on Sotheby's Condensed Consolidated Balance Sheets. The $6.5 million recorded within current liabilities represents the principal payments due on the New Mortgage within one year from the June 30, 2015 balance sheet date.
The York Property and the related mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby's affiliates or any other entity.
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
As of June 30, 2015, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $294 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").

18#

Future Principal and Interest Payments—The aggregate future payments due under the York Property Mortgage and the 2022 Senior Notes during the five-year period after the June 30, 2015 balance sheet date are as follows (in thousands of dollars):

July 2015 to June 2016	$28,586
July 2016 to June 2017	$29,867
July 2017 to June 2018	$32,084
July 2018 to June 2019	$32,110
July 2019 to June 2020	$32,120
Interest Expense—For the three and six months ended June 30, 2015 and 2014, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Agency Credit Agreement:
Amortization of amendment and arrangement fees	$314	$181	$629	$505
Commitment fees	437	190	828	463
Sub-total	751	371	1,457	968
York Property Mortgage	4,064	4,115	8,075	8,175
2022 Senior Notes	4,098	4,098	8,196	8,196
Other interest expense	161	184	7	212
Total Interest Expense	$9,074	$8,768	$17,735	$17,551
In the table above, Interest Expense related to the York Property Mortgage and the 2022 Senior Notes includes the amortization of debt issuance costs and, when applicable, the amortization of discount.
7. Investment in RM Sotheby's
On February 18, 2015, Sotheby's acquired a 25% ownership interest in RM Auctions, an auction house for investment-quality automobiles, for $30.7 million. Following this investment, RM Auctions is now known as RM Sotheby's. In addition to the initial 25% ownership interest, Sotheby’s has governance participation and a comprehensive partnership agreement to work together to drive growth in the business. Over time, Sotheby’s will have opportunities to increase its ownership stake as the partnership evolves and grows. For the three and six months ended June 30, 2015, Sotheby's results include $1 million and $1.7 million, respectively, of equity earnings related to RM Sotheby's.
8. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering U.K. employees who entered service prior to April 1, 2004 (the “U.K. Pension Plan”). The table below summarizes the components of the net pension cost (benefit) related to the U.K. Pension Plan for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$1,126	$1,149	$2,241	$2,279
Interest cost	3,237	3,993	6,442	7,920
Expected return on plan assets	(5,053)	(5,918)	(10,057)	(11,737)
Amortization of previously unrecognized net pension losses	993	599	1,977	1,188
Amortization of prior service cost	91	—	181	—
Net pension cost (benefit)	$394	$(177)	$784	$(350)
For the six months ended June 30, 2015, Sotheby's contributed $1.2 million to the U.K. Pension Plan, and total contributions for the year ending December 31, 2015 are expected to be approximately $2.2 million.

19#

9. Commitments and Contingencies
Compensation Arrangements—Sotheby’s has compensation arrangements with certain senior employees, which expire at various points between August 31, 2015 and March 31, 2020. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $27.4 million as of June 30, 2015.
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
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the “Resale Royalties Act”). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the U.S. Constitution and is preempted by the U.S. Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs appealed this ruling. On May 5, 2015, an en banc panel of the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming the lower court decision that the Resale Royalties Act was unconstitutional insofar as it sought to apply to sales outside of the state of California.
(See Note 5 for information related to unfunded commitments to extend additional credit through Sotheby's Finance segment. See Note 6 for information related to Sotheby's debt commitments. See Note 10 for information related to Sotheby's auction guarantees. See Note 17 for information related to Sotheby's income tax contingencies.)

20#

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
Sotheby's credit agreement has a covenant that imposes a $600 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements). In addition to compliance with this covenant, Sotheby's use of auction guarantees and related risk and reward sharing arrangements is also subject to management and, in some cases, Board of Directors, approval.
As of June 30, 2015, Sotheby’s had outstanding auction guarantees totaling $16.2 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $11.9 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. A substantial portion of the property related to these auction guarantees was offered at an auction in July 2015 with the remainder scheduled to be offered in the fourth quarter of 2015.
Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of June 30, 2015, December 31, 2014, and June 30, 2014, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its auction guarantees totaled $0.5 million, $5.3 million, and $1.5 million, respectively, and is recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
As of July 30, 2015, Sotheby's had outstanding auction guarantees totaling $3.8 million and, as of that date, Sotheby's financial exposure was reduced by risk and reward sharing arrangements totaling $3.3 million. Each of the auction guarantees outstanding as of July 30, 2015 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. All of the property related to these auction guarantees is being offered at auctions in the fourth quarter of 2015. As of July 30, 2015, $0.2 million of the guaranteed amount had been advanced by Sotheby's.

21#

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
Quarterly Cash Dividends—On February 26, 2015, Sotheby's Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million) that was paid on March 16, 2015 to shareholders of record as of March 9, 2015. On May 7, 2015, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) that was paid on June 15, 2015 to shareholders of record as of June 1, 2015. On August 6, 2015, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) payable on September 15, 2015 to shareholders of record as of September 1, 2015. On February 27, 2014, the Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million) that was paid on March 17, 2014 to shareholders of record as of March 10, 2014. On May 6, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.9 million) that was paid on June 16, 2014 to shareholders of record as of June 2, 2014.
Subsequent Event—On August 6, 2015, Sotheby’s Board of Directors approved an increase of $125 million to Sotheby's remaining share repurchase authorization of $125 million, resulting in a total share repurchase authorization of $250 million. The Board of Directors has concluded that this share repurchase program, which is expected to be funded from existing cash balances, provides a balance between preserving capital for growth, downside risk protection, and returning available capital to shareholders. Sotheby’s intends to repurchase $125 million of its Common Stock from shareholders in the near term via an Accelerated Share Repurchase (“ASR”) Program. Management expects that the balance of the share repurchase program will be executed in the next 12 months to 18 months, via open market transactions and/or additional ASR Programs.
12. Share-Based Payments
Share-based payments to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted stock shares, and stock options. A description of each of these share-based payments is provided below. Compensation expense related to share-based payments is generally recorded as a component of Salaries and Related Costs in the Condensed Consolidated Income Statements. However, share-based payment expense of $2 million recognized in the first quarter of 2015 related to fully vested restricted stock units granted to Thomas S. Smith, Jr. upon the commencement of his employment as Sotheby's President and Chief Executive Officer ("CEO") is reported within CEO Separation and Transition Costs (see Note 13).
For the three and six months ended June 30, 2015 and 2014, compensation expense related to share-based payments, including the $2 million charge recognized and classified within CEO Separation and Transition Costs in the first quarter of 2015, was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Pre-Tax	$9,582	$6,648	$17,235	$12,895
After-Tax	$6,623	$4,503	$11,453	$8,655
For the six months ended June 30, 2015 and 2014, Sotheby's recognized $1.1 million and $3.6 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Condensed Consolidated Statements of Cash Flows.

22#

As of June 30, 2015, unrecognized compensation expense related to the unvested portion of share-based payments was $43.9 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.7 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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
For the six months ended June 30, 2015, in addition to the PSU's granted to Mr. Smith, Sotheby's issued share-based payment awards under the Restricted Stock Unit Plan with a total fair value of $28.7 million, as follows:

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

•	268,865 RSU's with annual vesting over a three-year service period and a fair value of $11.8 million, related almost entirely to Sotheby's incentive compensation programs.

23#

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

Summary of Outstanding Share-Based Payment Awards—For the six months ended June 30, 2015, changes to the number of outstanding RSU’s, PSU’s, and Restricted Stock shares were as follows (shares in thousands):

	Number of RSU’s, PSU’s, and Restricted Stock Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,806	$40.32
Granted	953	47.36
Vested	(549)	39.31
Canceled	(190)	42.48
Outstanding at June 30, 2015	2,020	$43.72
As of June 30, 2015, 3.2 million units were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the six months ended June 30, 2015 and 2014 was $22.9 million and $28.1 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of June 30, 2015, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan. As of June 30, 2015, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 4.6 years, and an aggregate intrinsic value of $1.2 million.
No stock options were exercised or granted during the six months ended June 30, 2015. For the six months ended June 30, 2014, the aggregate intrinsic value of options exercised was $1.2 million, the cash proceeds received as a result of these exercises was $1 million, and the associated excess tax benefit recognized was $0.3 million.
13. CEO Separation and Transition Costs
In the first quarter of 2015, Sotheby's recognized $4.2 million in costs associated with the hiring of Thomas S. Smith, Jr. as its President and Chief Executive Officer which are classified within CEO Separation and Transition Costs. These costs principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment due in September 2015. There is no required service period associated with this compensation. CEO Separation and Transition Costs also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.

24#

14. Restructuring Charges
On July 16, 2014, Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of approximately $14.2 million in 2014, consisting of $13.9 million in employee termination benefits recognized in the second half of 2014 and approximately $0.3 million of lease exit costs recognized in the fourth quarter of 2014. Substantially all of the headcount reductions resulting from the 2014 Restructuring Plan have been completed.
For the three and six months ended June 30, 2015, Sotheby's recognized benefits in Restructuring Charges (net) of $0.5 million and $0.9 million, respectively, related to adjustments to the accrual for employee termination benefits. As of June 30, 2015, Sotheby's has made payments of approximately $9.6 million related to the 2014 Restructuring Plan, and the related accrued liability has been reduced by $0.9 million as a result of foreign currency exchange rate changes. Accordingly, as of June 30, 2015, the remaining accrued liability related to the 2014 Restructuring Plan recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities was $2.8 million. This liability is expected to be settled through cash payments to be made in the third quarter of 2015.
15. Special Charges
For the three and six months ended June 30, 2014, Sotheby's recognized special charges of $18.6 million and $24.3 million, respectively, related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point LLC ("Third Point"), and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. Included in these amounts is $10 million for the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement was part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, Mr. Loeb, Mr. Reza and Mr. Wilson (the “Third Point Nominees”) were appointed to Sotheby's Board of Directors. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.

25#

16. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

Three Months Ended June 30, 2015	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at March 31, 2015	$(54,681)	$(40,496)	$(95,177)
Other comprehensive income (loss) before reclassifications	20,079	(2,526)	17,553
Amounts reclassified from accumulated other comprehensive loss	—	867	867
Net other comprehensive income (loss)	20,079	(1,659)	18,420
Balance at June 30, 2015	$(34,602)	$(42,155)	$(76,757)

Three Months Ended June 30, 2014	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at March 31, 2014	$2,572	$(38,027)	$(35,455)
Other comprehensive income (loss) before reclassifications	4,880	(851)	4,029
Amounts reclassified from accumulated other comprehensive loss	—	479	479
Net other comprehensive income (loss)	4,880	(372)	4,508
Balance at June 30, 2014	$7,452	$(38,399)	$(30,947)

Six Months Ended June 30, 2015	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2015	$(33,223)	$(43,543)	$(76,766)
Other comprehensive income (loss) before reclassifications	(1,379)	(337)	(1,716)
Amounts reclassified from accumulated other comprehensive loss	—	1,725	1,725
Net other comprehensive (loss) income	(1,379)	1,388	9
Balance at June 30, 2015	$(34,602)	$(42,155)	$(76,757)

Six Months Ended June 30, 2014	Foreign Currency Items	Defined Benefit Pension Items	Total
Balance at January 1, 2014	$(1,352)	$(38,101)	$(39,453)
Other comprehensive income (loss) before reclassifications	6,746	(1,249)	5,497
Amounts reclassified from accumulated other comprehensive loss	2,058	951	3,009
Net other comprehensive income (loss)	8,804	(298)	8,506
Balance at June 30, 2014	$7,452	$(38,399)	$(30,947)
Other Comprehensive Income (Loss) reflects the change in the foreign currency translation adjustment account during the period, including the change in the foreign currency translation adjustment account related to the U.K. Pension Plan. Such amounts are reported on a cumulative basis in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2015, $0.9 million and $1.7 million (respectively, net of taxes) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Income Statements as a result of the amortization of previously unrecognized U.K. Pension Plan losses and prior service costs. For the three and six months ended June 30, 2014, $0.5 million and $1 million (respectively, net of taxes) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Income Statements as a result of the amortization of previously unrecognized U.K. Pension Plan losses. (See Note 8 for information related to the U.K. Pension Plan.)
For the six months ended June 30, 2014, $2.1 million was reclassified from Accumulated Other Comprehensive Loss to Other Expense in the Condensed Consolidated Income Statements as a result of the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary.

26#

17. Uncertain Tax Positions
As of June 30, 2015, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $20.5 million, representing a net decrease of $2.3 million when compared to the liability of $22.8 million as of December 31, 2014. This net decrease is primarily the result of both the expiration of the statute of limitations for certain tax years and the closing of tax audits for certain tax years, partially offset by the accrual of tax reserves related to transfer pricing. As of June 30, 2014, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $23.9 million. As of June 30, 2015, December 31, 2014, and June 30, 2014, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $12.7 million, $12.3 million, and $12.5 million, respectively. Sotheby’s believes it is reasonably possible that a decrease of $4.7 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2015 balance sheet date as a result of the expiration of statutes of limitations and the expected settlements of ongoing tax audits.
Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions and, as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby’s is currently under examination by various U.S. state and foreign taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, which include the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2007.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties decreased by $0.2 million for the six months ended June 30, 2015.
Sotheby’s policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in its Condensed Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in its Condensed Consolidated Income Statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax (Benefit) Expense in Sotheby’s Condensed Consolidated Income Statements.
18. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and management transact with Sotheby's to buy and sell property at auction and through private sales. For the three and six months ended June 30, 2015, Sotheby’s recognized Agency Revenues of $1.3 million and $2 million, respectively, related to the sale and purchase of property by related parties. For the three and six months ended June 30, 2014, Sotheby’s recognized Agency Revenues of $2.1 million and $2.7 million, respectively, related to the sale and purchase of property by related parties. As of June 30, 2015, December 31, 2014, and June 30, 2014, Accounts Receivable (net) included $0.3 million, $1.1 million, and $9.8 million, respectively, associated with auction or private sale purchases made by related parties.
19. Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In February 2015, the FASB issued ASU 2015-02 which eliminates the deferral of the requirements of ASU 2009-17 for certain interests in investment funds and provides a scope exception from Accounting Standards Codification Topic 810 for certain investments in money market funds. ASU 2015-02 also makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.

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
Sotheby's Business
Sotheby’s is a global art business whose operations are organized under two segments—Agency and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, and jewelry (collectively, “art” or “works of art” or “artwork” or "property") through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby’s. The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art. (See Note 4 of Notes to Condensed Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015.)
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
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is the sourcing of high quality and valuable property for sale either as agent or as principal. Sotheby's primary global competitor is Christie’s International, PLC, a privately held, French-owned, auction house. In response to the competitive environment, Sotheby’s may offer consignors a variety of financial inducements such as auction commission sharing arrangements and auction guarantees as a means to secure high-value consignments. Although these inducements may lead to a higher level of auction consignments, they put pressure on auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the pressure on auction commission margins, from time-to-time, Sotheby’s adjusts its commission rate structures. In addition, Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements such as irrevocable bids under which a counterparty commits to bid a predetermined price on the guaranteed property. However, Sotheby’s could be exposed to losses in the event any of its counterparties do not perform according to the terms of these contractual arrangements.
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
Business and Industry Trends
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
As the global art market has grown, the value of the property sold by Sotheby's has increased and the competitive environment between Sotheby’s and Christie’s has intensified. These factors have resulted in a decline in auction commission margins over the past few years, with the competitive environment for high-value consignments causing an increase in the use of auction commission sharing arrangements and an increase in the use of auction guarantees, sometimes without the protection of irrevocable bids. To help mitigate the recent decline in auction commission margins, in March 2013 and again in February 2015, management enacted increases in Sotheby’s buyer’s premium rate structure. (See "Auction Commission Margin" within the discussion of Agency segment results below for additional commentary.)

29#

In recent years, there has also been an increase in the demand for art-related financing. In response, and in an effort to reduce the Finance segment's cost of capital and enhance returns, in January 2014, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility has allowed management to debt fund 77% of the loan portfolio, and has contributed to a 63% increase in the client loan portfolio when compared to December 31, 2013 resulting in a 35% increase in Finance segment gross profit for the six months ended June 30, 2015 when compared to the same period in the prior year.
Strategic Review
In the second quarter of 2015, Sotheby’s initiated a broad review of its business, with the objective of implementing a multi-faceted growth strategy for the Company. More details will be provided as management refines and implements these initiatives.
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
CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015
Overview
For the three and six months ended June 30, 2015, Sotheby's reported operating income of $116.5 million and $134.9 million, respectively, as compared to $130.4 million and $134.5 million, respectively, for the same periods in the prior year. Excluding CEO and other leadership transition costs in the current year, and special charges associated with shareholder activism in the prior year, Adjusted Operating Income* for the three and six months ended June 30, 2015 was $125.5 million and $147.7 million, respectively, representing decreases of $23.5 million (16%) and $11.1 million (7%), respectively, versus the prior year.
The lower level of Adjusted Operating Income* in the current periods is largely due to a change in the timing of Sotheby's evening sale of Contemporary Art in London, which was held in the third quarter in 2015 after being held in the second quarter in 2014, as well as a loss incurred on a painting acquired by Sotheby’s earlier in the year and sold at auction in the second quarter. This painting was acquired along with another painting that was sold at auction for an offsetting profit which will be recognized later in the year when payment is received and title passes to the buyer. Also unfavorably influencing the comparison to the prior periods is the impact of provisions recorded in the second quarter of 2015 as a result of recent developments, including a cancelled sale provision due to a buyer default and the cost associated with a client authenticity claim, both related to property sold through Sotheby's in prior years. The comparison of Adjusted Operating Income* between the periods is favorably impacted by the increase in Sotheby's buyer's premium rate structure that was enacted in February 2015 and a higher level of private sale commissions, as well as continued growth in the profitability of Sotheby's Finance segment.

___________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure.

30#

Outlook
The third quarter at Sotheby’s is a seasonally slow period, with only a few important sales - Contemporary Art and Old Masters in London, in July, and Asia Week in New York, upcoming in September - along with only a few sales across other collecting categories. Based on the results of the July sales in London, management projects that Adjusted Operating Income* for the third quarter of 2015 will be similar to the third quarter a year ago. Although the results for the third quarter of 2015 will include the typically low margin Contemporary Art evening sale in London, which was held in the second quarter in 2014, management has seen weaker sales results in the quarter in other collecting categories that typically have higher margins, including Old Masters. Final results for the third quarter of 2015 will depend on the remaining sales in the period, including the New York Asia Week sales in September. (See statement on Forward Looking Statements.)
On August 6, 2015, Sotheby’s Board of Directors approved an increase of $125 million to Sotheby's remaining share repurchase authorization of $125 million, resulting in a total share repurchase authorization of $250 million. The Board of Directors has concluded that this share repurchase program, which is expected to be funded from existing cash balances, provides a balance between preserving capital for growth, downside risk protection, and returning available capital to shareholders. Sotheby’s intends to repurchase $125 million of its Common Stock from shareholders in the near term via an Accelerated Share Repurchase (“ASR”) Program. Management expects that the balance of the share repurchase program will be executed in the next 12 to 18 months, via open market transactions and/or additional ASR Programs. (See statement on Forward Looking Statements.)
___________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure.

31#

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014
The table below presents a summary of Sotheby’s consolidated results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars, except per share data):

			Favorable /(Unfavorable)
Three Months Ended June 30,	2015	2014	$ / % Change	% Change
Revenues:
Agency commissions and fees	$310,377	$316,187	$(5,810)	(2%)
Inventory sales	7,005	8,733	(1,728)	(20%)
Finance	11,970	8,140	3,830	47%
License fees	2,468	2,462	6	—%
Other	186	295	(109)	(37%)
Total revenues	332,006	335,817	(3,811)	(1%)
Expenses:
Agency direct costs	32,730	31,617	(1,113)	(4%)
Cost of inventory sales	16,989	7,518	(9,471)	*
Cost of Finance revenues	3,874	2,024	(1,850)	(91%)
Marketing	4,748	4,564	(184)	(4%)
Salaries and related	108,182	97,833	(10,349)	(11%)
General and administrative	44,731	38,210	(6,521)	(17%)
Depreciation and amortization	4,781	5,066	285	6%
CEO separation and transition costs (a)	43	—	(43)	N/A
Restructuring charges, net (b)	(530)	—	530	N/A
Special charges (c)	—	18,554	18,554	100%
Total expenses	215,548	205,386	(10,162)	(5%)
Operating income	116,458	130,431	(13,973)	(11%)
Net interest expense (d)	(8,444)	(8,366)	(78)	(1%)
Other income	245	694	(449)	(65%)
Income before taxes	108,259	122,759	(14,500)	(12%)
Equity in earnings of investees	1,982	230	1,752	*
Income tax expense	42,789	45,344	2,555	6%
Net income	67,452	77,645	(10,193)	(13%)
Less: Net (loss) income attributable to noncontrolling interest	(120)	13	(133)	N/A
Net income attributable to Sotheby's	$67,572	$77,632	$(10,060)	(13%)
Diluted earnings per share - Sotheby’s common shareholders	$0.96	$1.11	$(0.15)	(14%)
Statistical Metrics:
Aggregate Auction Sales (e)	$2,201,464	$2,323,976	$(122,512)	(5%)
Net Auction Sales (f)	$1,856,643	$1,971,338	$(114,695)	(6%)
Private Sales (g)	$232,702	$146,681	$86,021	59%
Consolidated Sales (h)	$2,439,086	$2,477,390	$(38,304)	(2%)
Adjusted Expenses (i)	$185,671	$177,290	$(8,381)	(5%)
Adjusted Operating Income (i)	$125,472	$148,985	$(23,513)	(16%)
Adjusted Net Income (i)	$73,061	$87,836	$(14,775)	(17%)
Adjusted Diluted Earnings Per Share (i)	$1.04	$1.26	$(0.22)	(17%)
EBITDA (i)	$127,460	$138,620	$(11,160)	(8%)
Adjusted EBITDA (i)	$136,474	$157,174	$(20,700)	(13%)
EBITDA Margin (i)	38.4%	41.3%	(2.9%)	N/A
Adjusted EBITDA Margin (i)	41.1%	46.8%	(5.7%)	N/A
Effective income tax rate	39.5%	36.9%	(2.6%)	N/A

32#

			Favorable /(Unfavorable)
Six Months Ended June 30,	2015	2014	$ / % Change	% Change
Revenues:
Agency commissions and fees	$438,259	$439,315	$(1,056)	—%
Inventory sales	19,988	34,734	(14,746)	(42%)
Finance	24,657	13,822	10,835	78%
License fees	4,442	4,159	283	7%
Other	335	598	(263)	(44%)
Total revenues	487,681	492,628	(4,947)	(1%)
Expenses:
Agency direct costs	44,569	42,054	(2,515)	(6%)
Cost of inventory sales	28,702	32,020	3,318	10%
Cost of Finance revenues	7,262	2,734	(4,528)	*
Marketing	8,808	7,697	(1,111)	(14%)
Salaries and related	171,112	163,589	(7,523)	(5%)
General and administrative	79,460	75,542	(3,918)	(5%)
Depreciation and amortization	9,563	10,213	650	6%
CEO separation and transition costs (a)	4,232	—	(4,232)	N/A
Restructuring charges, net (b)	(889)	—	889	N/A
Special charges (c)	—	24,257	24,257	100%
Total expenses	352,819	358,106	5,287	1%
Operating income	134,862	134,522	340	—%
Net interest expense (d)	(16,976)	(16,733)	(243)	(1%)
Other expense	(1,714)	(748)	(966)	*
Income before taxes	116,172	117,041	(869)	(1%)
Equity in earnings of investees	3,126	384	2,742	*
Income tax expense	46,713	45,675	(1,038)	(2%)
Net income	72,585	71,750	835	1%
Less: Net (loss) income attributable to noncontrolling interest	(189)	232	(421)	N/A
Net income attributable to Sotheby's	$72,774	$71,518	$1,256	2%
Diluted earnings per share - Sotheby’s common shareholders	$1.04	$1.01	$0.03	3%
Statistical Metrics:
Aggregate Auction Sales (e)	$3,096,907	$3,191,657	$(94,750)	(3%)
Net Auction Sales (f)	$2,612,460	$2,705,708	$(93,248)	(3%)
Private Sales (g)	$370,193	$294,031	$76,162	26%
Consolidated Sales (h)	$3,476,624	$3,497,281	$(20,657)	(1%)
Adjusted Expenses (i)	$304,011	$299,095	$(4,916)	(2%)
Adjusted Operating Income (i)	$147,706	$158,779	$(11,073)	(7%)
Adjusted Net Income (i)	$80,484	$84,859	$(4,375)	(5%)
Adjusted Diluted Earnings Per Share (i)	$1.15	$1.20	$(0.05)	(4%)
EBITDA (i)	$153,288	$147,187	$6,101	4%
Adjusted EBITDA (i)	$166,132	$171,444	$(5,312)	(3%)
EBITDA Margin (i)	31.4%	29.9%	1.5%	N/A
Adjusted EBITDA Margin (i)	34.1%	34.8%	(0.7%)	N/A
Effective income tax rate	40.2%	39.0%	(1.2%)	N/A

33#

Legend:
*	Represents a change in excess of 100%.
(a)	Includes compensation-related costs and professional fees associated with the hiring of Thomas S. Smith, Jr. as Sotheby's President and Chief Executive Officer.
(b)	Relates to adjustments made to the accrual for employee termination benefits associated with the 2014 Restructuring Plan.
(c)	Consists of expenses directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC ("Third Point").
(d)	Represents interest expense less interest income.
(e)	Represents the total hammer price of property sold at auction plus buyer’s premium.
(f)	Represents the total hammer price of property sold at auction.
(g)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(h)
Represents the sum of Aggregate Auction Sales, Private Sales, and Inventory sales. For the purposes of this calculation, the aggregate sale price associated with Sotheby's inventory sold at auction during the period is eliminated. For the three months ended June 30, 2015 and 2014, such sales totaled $2.1 million and $2 million, respectively. For the six months ended June 30, 2015 and 2014, such sales totaled $10.5 million and $23.1 million, respectively.

(i)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.

34#

Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated fine art, decorative art, and jewelry through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby's. (See Note 4 of Notes to Condensed Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015.)
The table below presents a summary of Agency segment gross profit and related statistical metrics for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended June 30,	2015	2014	$ / % Change	% Change
Agency commissions and fees:
Auction commissions	$287,487	$299,167	$(11,680)	(4%)
Private sale commissions	22,292	16,876	5,416	32%
Auction guarantees, net	(7,508)	(6,215)	(1,293)	(21%)
Other	8,106	6,359	1,747	27%
Total Agency commissions and fees	310,377	316,187	(5,810)	(2%)
Inventory sales	4,026	6,686	(2,660)	(40%)
Total Agency segment revenues	314,403	322,873	(8,470)	(3%)
Agency direct costs:
Auction direct costs	31,386	30,100	(1,286)	(4%)
Private sale expenses	1,344	1,517	173	11%
Total Agency direct costs	32,730	31,617	(1,113)	(4%)
Cost of inventory sales	15,017	5,184	(9,833)	*
Total Agency direct costs and cost of inventory sales	47,747	36,801	(10,946)	(30%)
Intersegment costs:
Interest (a)	1,557	1,510	(47)	(3%)
Facility fees (b)	494	536	42	8%
Consignment fees (c)	2,318	2,158	(160)	(7%)
Total intersegment costs	4,369	4,204	(165)	(4%)
Agency segment gross profit (d)	$262,287	$281,868	$(19,581)	(7%)
Statistical Metrics:
Aggregate Auction Sales (e)	$2,201,464	$2,323,976	$(122,512)	(5%)
Net Auction Sales (f)	$1,856,643	$1,971,338	$(114,695)	(6%)
Items sold at auction with a hammer price greater than $1 million	261	305	(44)	(14%)
Total hammer price of items sold at auction with a hammer price greater than $1 million	$1,280,536	$1,292,115	$(11,579)	(1%)
Items sold at auction with a hammer price greater than $2 million	148	179	(31)	(17%)
Total hammer price of items sold at auction with a hammer price greater than $2 million	$1,139,803	$1,116,567	$23,236	2%
Items sold at auction with a hammer price greater than $3 million	97	125	(28)	(22%)
Total hammer price of items sold at auction with a hammer price greater than $3 million	$1,014,503	$987,908	$26,595	3%
Auction commission margin (g)	15.5%	15.2%	0.3%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.69%	1.53%	(0.16%)	N/A
Private Sales (h)	$232,702	$146,681	$86,021	59%

35#

			Favorable /(Unfavorable)
Six Months Ended June 30,	2015	2014	$ / % Change	% Change
Agency commissions and fees:
Auction commissions	$400,502	$403,840	$(3,338)	(1%)
Private sale commissions	33,750	29,931	3,819	13%
Auction guarantees, net	(8,259)	(5,545)	(2,714)	(49%)
Other	12,266	11,089	1,177	11%
Total agency commissions and fees	438,259	439,315	(1,056)	—%
Inventory sales	15,833	31,496	(15,663)	(50%)
Total Agency segment revenues	454,092	470,811	(16,719)	(4%)
Agency direct costs:
Auction direct costs	41,468	38,978	(2,490)	(6%)
Private sale expenses	3,101	3,076	(25)	(1%)
Total Agency direct costs	44,569	42,054	(2,515)	(6%)
Cost of inventory sales	25,911	28,837	2,926	10%
Total Agency direct costs and cost of inventory sales	70,480	70,891	411	1%
Intersegment costs:
Interest (a)	2,458	3,545	1,087	31%
Facility fees (b)	918	1,034	116	11%
Consignment fees (c)	4,263	2,890	(1,373)	(48%)
Total intersegment costs	7,639	7,469	(170)	(2%)
Agency segment gross profit (d)	$375,973	$392,451	$(16,478)	(4%)
Statistical Metrics:
Aggregate Auction Sales (e)	$3,096,907	$3,191,657	$(94,750)	(3%)
Net Auction Sales (f)	$2,612,460	$2,705,708	$(93,248)	(3%)
Items sold at auction with a hammer price greater than $1 million	373	412	(39)	(9%)
Total hammer price of items sold at auction with a hammer price greater than $1 million	$1,757,419	$1,709,608	$47,811	3%
Items sold at auction with a hammer price greater than $2 million	212	240	(28)	(12%)
Total hammer price of items sold at auction with a hammer price greater than $2 million	$1,550,833	$1,466,242	$84,591	6%
Items sold at auction with a hammer price greater than $3 million	136	160	(24)	(15%)
Total hammer price of items sold at auction with a hammer price greater than $3 million	$1,363,003	$1,273,608	$89,395	7%
Auction commission margin (g)	15.3%	14.9%	0.4%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.59%	1.44%	(0.15%)	N/A
Private Sales (h)	$370,193	$294,031	$76,162	26%

36#

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are sometimes issued by the Finance segment as an accommodation to the Agency segment in order to obtain consigned property or enhance a client relationship.

(b)
Represents facility fees charged by the Finance segment for secured loans where a reduced or no facility fee is collected from the borrower. Such fees are sometimes reduced or waived by the Finance segment as an accommodation to the Agency segment in order to secure consignments or enhance a client relationship.

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
Overview—For the three and six months ended June 30, 2015, Agency segment gross profit decreased $19.6 million (7%) and $16.5 million (4%), respectively, due in large part to a change in the timing of the evening sale of Contemporary Art in London, which was held in the third quarter in 2015 after being held in the second quarter in 2014. This shift in timing contributed to the lower level of auction commission revenues during the current three and six month periods, which saw decreases of 4% and 1%, respectively, when compared to the prior year. Also significantly contributing to the decline in Agency segment gross profit for the current periods are unfavorable movements in foreign currency exchange rates, as well as higher auction direct costs and a loss incurred on a painting acquired by Sotheby’s earlier in the year and sold at auction in the second quarter. This painting was acquired along with another painting that was sold at auction for an offsetting profit which will be recognized later in the year when payment is received and title passes to the buyer. Partially offsetting these factors is the increase in Sotheby's buyer's premium rate structure that was enacted in February 2015, as well as increases of $5.4 million (32%) and $3.8 million (13%), respectively, in private sale commissions.
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
For the three and six months ended June 30, 2015, auction commission revenues decreased by $11.7 million (4%) and $3.3 million (1%), respectively, and were significantly impacted by unfavorable foreign currency exchange rate changes which contributed $11.3 million and $18.2 million, respectively, to the overall decreases. Excluding the impact of foreign currency exchange rate changes, and despite the change in the timing of the evening sale of Contemporary Art in London discussed above, auction commission revenues remained relatively constant in relation to the second quarter of 2014 and increased by $14.8 million (4%) when compared to the prior year-to-date period principally due to an improvement in Auction Commission Margin. See "Net Auction Sales" and "Auction Commission Margin" below for a more detailed discussion of these statistical metrics.
Net Auction Sales—For the three and six months ended June 30, 2015, Net Auction Sales decreased by $114.7 million (6%) and $93.2 million (3%), respectively, and were significantly influenced by the timing of the evening sale of Contemporary Art in London which, in 2014, was held in the second quarter and totaled $137.4 million in Net Auction Sales. In 2015, the comparable sale was held in the third quarter and totaled approximately $177.3 million in Net Auction Sales. The comparisons to prior year periods were also significantly impacted by unfavorable foreign currency exchange rate changes which contributed $61.7 million and $111.8 million, respectively, to the overall decreases. Excluding the impact of foreign currency exchange rate changes, Net Auction Sales decreased $53 million (3%) in relation to the second quarter of 2014 and increased $18.6 million (1%) when compared to the prior year-to-date period. The comparisons versus the prior year periods are also influenced by the strong performance of Sotheby's Impressionist and Modern Art sales during the periods, with second quarter results improving $174.6 million (36%) and year-to-date results improving $196.6 million (25%), partially offset by lower sales of other fine art, decorative art, and collectibles, due in part to a lower level of single-owner sales in those categories.

37#

The tables below summarize Sotheby's Net Auction Sales for the three and six months ended June 30, 2015 and 2014 (in millions of dollars):

			Favorable /(Unfavorable)
Three Months Ended June 30,	2015	2014	$ Change	% Change
Impressionist and Modern Art	$661.3	$486.7	$174.6	36%
Contemporary Art	429.9	589.4	(159.5)	(27%)
Asian Art	267.6	294.7	(27.1)	(9%)
Jewelry	244.4	240.2	4.2	2%
Old Master and British Paintings and Drawings	29.0	25.6	3.4	13%
Other fine art, decorative art and collectibles	286.1	334.7	(48.6)	(15%)
Sub-total	1,918.3	1,971.3	(53.0)	(3%)
Impact of foreign exchange rate changes	(61.7)	N/A	(61.7)	N/A
Total	$1,856.6	$1,971.3	$(114.7)	(6%)

			Favorable /(Unfavorable)
Six Months Ended June 30,	2015	2014	$ Change	% Change
Impressionist and Modern Art	$975.2	$778.6	$196.6	25%
Contemporary Art	701.3	764.7	(63.4)	(8%)
Asian Art	331.5	346.6	(15.1)	(4%)
Jewelry	256.6	252.8	3.8	2%
Old Master and British Paintings and Drawings	98.1	92.6	5.5	6%
Other fine art, decorative art and collectibles	361.6	470.4	(108.8)	(23%)
Sub-total	2,724.3	2,705.7	18.6	1%
Impact of foreign exchange rate changes	(111.8)	N/A	(111.8)	N/A
Total	$2,612.5	$2,705.7	$(93.2)	(3%)
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
For the three and six months ended June 30, 2015, Auction Commission Margin increased 0.3% (from 15.2% to 15.5%) and 0.4% (from 14.9% to 15.3%), respectively, primarily due to the change in the buyer's premium rate structure enacted on February 1, 2015, which added $25 million and $31 million in incremental buyer's premium revenues during the three and six months ended June 30, 2015, respectively, partially offset by a higher level of shared auction commissions. Auction Commission Margin was also unfavorably impacted by a change in sales mix, as a higher value of property was sold in the upper price bands of Sotheby's buyer's premium rate structure in the current periods.

38#

Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Because private sales are individually negotiated non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues. For the three and six months ended June 30, 2015, private sale commissions increased $5.4 million (32%) and $3.8 million (13%) due to an increase in the volume of high-value transactions completed during the periods.
Other Agency Revenues—Other Agency revenues principally includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to consignors for property withdrawn prior to auction and for catalogue production and insurance, and catalogue subscription and advertising revenues. For the three and six months ended June 30, 2015, other Agency revenues increased $1.7 million (27%) and $1.2 million (11%), respectively, primarily due to an increase in property withdrawal fees.
Agency Direct Costs—The table below presents a summary of Agency direct costs for the three and six months ended June 30, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2015	2014	$ / % Change	% Change
Auction direct costs:
Sale marketing	$13,795	$12,920	$(875)	(7%)
Shipping	5,035	4,397	(638)	(15%)
Sale venue	6,581	6,201	(380)	(6%)
Other	5,975	6,582	607	9%
Total auction direct costs	31,386	30,100	(1,286)	(4%)
Private sale expenses	1,344	1,517	173	11%
Total Agency direct costs	$32,730	$31,617	$(1,113)	(4%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.69%	1.53%	(0.16%)	N/A

			Favorable / (Unfavorable)
Six Months Ended June 30,	2015	2014	$ / % Change	% Change
Auction direct costs:
Sale marketing	$18,534	$16,806	$(1,728)	(10%)
Shipping	7,837	6,472	(1,365)	(21%)
Sale venue	7,807	7,327	(480)	(7%)
Other	7,290	8,373	1,083	13%
Total auction direct costs	41,468	38,978	(2,490)	(6%)
Private sale expenses	3,101	3,076	(25)	(1%)
Total Agency direct costs	$44,569	$42,054	$(2,515)	(6%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.59%	1.44%	(0.15%)	N/A
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

39#

For the three and six months ended June 30, 2015, changes in foreign currency exchange rates reduced Agency direct costs by $0.9 million and $1.7 million, respectively. Excluding the the impact of foreign currency exchange rate changes, auction direct costs increased $2 million (6%) and $4.2 million (10%), respectively, primarily due to higher costs incurred to promote and conduct Sotheby's Impressionist and Contemporary Art sales in New York and London and costs associated with Sotheby's Contemporary Art auction held in Doha. Sotheby's did not conduct auction sales in Doha in the first half of 2014.
Inventory Sales and Cost of Inventory Sales—The tables below summarize the results of Sotheby's inventory activities for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended June 30,	2015	2014	$ Change	% Change
Inventory sales	$4,026	$6,686	$(2,660)	(40%)
Cost of inventory sales	15,017	5,184	(9,833)	*
Gross (loss) profit	$(10,991)	$1,502	$(12,493)	N/A

			Favorable /(Unfavorable)
Six Months Ended June 30,	2015	2014	$ Change	% Change
Inventory sales	$15,833	$31,496	$(15,663)	(50%)
Cost of inventory sales	25,911	28,837	2,926	10%
Gross (loss) profit	$(10,078)	$2,659	$(12,737)	N/A
Legend:
* Represents a change in excess of 100%.
The unfavorable comparison of Sotheby's inventory activities to the prior periods is significantly impacted by a loss incurred on a painting acquired by Sotheby’s earlier in the year and sold at auction in the second quarter. This painting was acquired along with another painting that was sold at auction for an offsetting profit which will be recognized later in the year when payment is received and title passes to the buyer. Also impacting the unfavorable comparison to the prior periods is a series of profitable sales in the first and second quarter of 2014 of items acquired for investment purposes.
Finance Segment
The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through Sotheby's Agency segment (a “consignor advance”); and (2) general purpose term loans secured by property not presently intended for sale (a “term loan”).
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
On June 15, 2015, Sotheby's credit agreement was amended to increase the borrowing capacity of the Finance segment's dedicated revolving credit facility by $485 million to $1.035 billion in order to support the continued growth of the Finance segment's loan portfolio.

40#

The table below presents a summary of Finance segment gross profit and related statistical metrics as of and for the three and six months ended June 30, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Favorable/(Unfavorable)
Three Months Ended June 30,	2015	2014	$ / % Change	% Change
Finance revenues:
Client paid revenues:
Interest	$10,528	$7,157	$3,371	47%
Fees	1,442	983	459	47%
Total client paid revenues	11,970	8,140	3,830	47%
Intersegment revenues:
Interest (a)	1,557	1,510	47	3%
Facility fees (b)	494	536	(42)	(8%)
Consignment fees (c)	2,318	2,158	160	7%
Total intersegment revenues	4,369	4,204	165	4%
Total Finance revenues	16,339	12,344	3,995	32%
Cost of Finance revenues (d)	3,874	2,024	(1,850)	(91%)
Finance segment gross profit (e)	$12,465	$10,320	$2,145	21%
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$774,040	$594,370	$179,670	30%
Average Loan Portfolio (g)	$752,874	$561,730	$191,144	34%
Credit Facility Borrowings Outstanding (h)	$593,000	$345,000	$248,000	72%
Average Credit Facility Borrowings (i)	$538,868	$284,176	$254,692	90%
Average Equity in Loan Portfolio (j)	$214,006	$277,554	$63,548	23%
Finance Revenue Margin (k)	8.7%	8.8%	(0.1%)	N/A
Finance Segment Leverage Ratio (l)	76.6%	58.0%	18.6%	N/A
Finance Segment LTM Return on Equity (m)	12.3%	N/A	N/A	N/A

41#

			Favorable/(Unfavorable)
Six Months Ended June 30,	2015	2014	$ / % Change	% Change
Finance revenues:
Client paid revenues:
Interest	$20,244	$12,318	$7,926	64%
Fees	4,413	1,504	2,909	*
Total client paid revenues	24,657	13,822	10,835	78%
Intersegment revenues:
Interest (a)	2,458	3,545	(1,087)	(31%)
Facility fees (b)	918	1,034	(116)	(11%)
Consignment fees (c)	4,263	2,890	1,373	48%
Total intersegment revenues	7,639	7,469	170	2%
Total Finance revenues	32,296	21,291	11,005	52%
Cost of Finance revenues (d)	7,262	2,734	(4,528)	*
Finance segment gross profit (e)	$25,034	$18,557	$6,477	35%
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$774,040	$594,370	$179,670	30%
Average Loan Portfolio (g)	$715,464	$521,463	$194,001	37%
Credit Facility Borrowings Outstanding (h)	$593,000	$345,000	$248,000	72%
Average Credit Facility Borrowings (i)	$506,052	$188,591	$317,461	*
Average Equity in Loan Portfolio (j)	$209,412	$332,872	$123,460	37%
Finance Revenue Margin (k)	9.0%	8.2%	0.8%	N/A
Finance Segment Leverage Ratio (l)	76.6%	58.0%	18.6%	N/A
Finance Segment LTM Return on Equity (m)	12.3%	N/A	N/A	N/A

42#

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are sometimes issued by the Finance segment as an accommodation to the Agency segment in order to secure consignments or enhance a client relationship.

(b)
Represents facility fees earned from the Agency segment for secured loans where a reduced or no facility fee is collected from the borrower. Such fees are sometimes reduced or waived by the Finance segment as an accommodation to the Agency segment in order to obtain consigned property or enhance a client relationship.

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
(m)
Represents the return of Finance segment net income, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using Sotheby's consolidated effective tax rate for the period. On a pro-forma basis, assuming the current period-end Finance segment Leverage Ratio of 76.6%, the Finance segment LTM Return on Equity for the period ended June 30, 2015 would be 16.6%. This metric is not applicable for the LTM period ended June 30, 2014, as the debt funding of the Finance segment loan portfolio did not begin until February 2014.

For three and six months ended June 30, 2015, the improvement in Finance segment gross profit reflects the continued growth of the client loan portfolio, which can be attributed to a number of factors, including an increase in the demand for art-related financing, the increased ability to fund loans through revolving credit facility borrowings, the relatively low nominal interest rate environment, and the improved global reach of Sotheby's art-financing business. Finance segment results for the six months ended June 30, 2015, are also favorably impacted by a $1.3 million collateral withdrawal fee earned in the first quarter of 2015. Intersegment revenues for the three and six months ended June 30, 2015 were flat when compared to the prior year, as an increase in fees earned from the sale of term loan collateral through the Agency segment was offset by a lower balance of below target loans issued to Agency segment clients. The overall improvement in Finance segment gross profit is partially offset by the higher cost of revolving credit facility borrowings as management began the process of debt financing the loan portfolio after establishing the Finance segment's dedicated revolving credit facility on February 13, 2014.

43#

Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand and include corporate advertising, Sotheby’s lifestyle magazines, client service initiatives, and strategic sponsorships of and charitable donations to cultural institutions. For the three and six months ended June 30, 2015, marketing expenses increased $0.2 million (4%) and $1.1 million (14%), respectively, as a result of initiatives to enhance Sotheby's brand preeminence and accessibility, partially offset by a lower level of contributions to cultural institutions.
Salaries and Related Costs
For the three and six months ended June 30, 2015 and 2014, salaries and related costs consisted of the following (in thousands of dollars):

			Favorable / (Unfavorable)
Three Months Ended June 30,	2015	2014	$ / % Change	% Change
Full-time salaries	$36,769	$38,069	$1,300	3%
Incentive compensation expense	33,228	33,023	(205)	(1%)
Leadership transition severance costs	9,501	—	(9,501)	N/A
Share-based payment expense	9,582	6,648	(2,934)	(44%)
Payroll taxes	6,379	6,250	(129)	(2%)
Employee benefits	7,346	8,905	1,559	18%
Other compensation expense	5,377	4,938	(439)	(9%)
Total salaries and related costs	$108,182	$97,833	$(10,349)	(11%)

			Favorable / (Unfavorable)
Six Months Ended June 30,	2015	2014	$ / % Change	% Change
Full-time salaries	$73,545	$75,978	$2,433	3%
Incentive compensation expense	35,041	36,040	999	3%
Leadership transition severance costs	9,501	—	(9,501)	N/A
Share-based payment expense	15,235	12,895	(2,340)	(18%)
Payroll taxes	11,985	12,842	857	7%
Employee benefits	16,249	15,585	(664)	(4%)
Other compensation expense	9,556	10,249	693	7%
Total salaries and related costs	$171,112	$163,589	$(7,523)	(5%)
Statistical Metric:
Salaries and related costs as a % of total revenues	35.1%	33.2%	(1.9%)	N/A
For the three and six months ended June 30, 2015, changes in foreign currency exchange rates reduced salaries and related costs by $5.1 million and $8.4 million, respectively, when compared to the prior year periods. Excluding the impact of foreign currency exchange rate changes, salaries and related costs increased $15.5 million (16%) and $16 million (10%) for the three and six months ended June 30, 2015, respectively.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior periods.
Full-Time Salaries—For the three and six months ended June 30, 2015, full-time salaries decreased $1.3 million (3%) and $2.4 million (3%), respectively, principally due to changes in foreign currency exchange rates ($2.1 million and $4 million, respectively) and savings resulting from the restructuring plan enacted in July 2014 (see "Restructuring Charges" below), partially offset by base salary increases and headcount reinvestments in the current year. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $0.8 million (2%) and $1.5 million (2%) for the three and six months ended June 30, 2015, respectively.

44#

Incentive Compensation—Incentive compensation principally includes the expense associated with cash payments made under Sotheby's incentive compensation program. The amount of incentive compensation paid under this program is awarded based upon the recommendation of the Compensation Committee to the Board of Directors after assessing Sotheby's annual earnings, as measured by Adjusted EBITDA*. In addition, incentive compensation includes amounts awarded to employees for brokering certain eligible private sale transactions under a formula established by the Compensation Committee and, to a much lesser extent, amounts awarded to employees with respect to other selling activities. For the six months ended June 30, 2015, the 3% decrease in incentive compensation expense is consistent with the decrease in Adjusted EBITDA* when compared to the prior year.
Leadership Transition Severance Costs—In the second quarter of 2015, in conjunction with Sotheby's leadership transition, Sotheby's incurred severance costs of $9.5 million associated with the termination of the employment of certain Executive Officers, including its Chief Operating Officer.
Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, market-based share units, restricted stock units, restricted stock, and stock options. Equity compensation awards are generally granted annually in the first quarter of the year, primarily under Sotheby's incentive compensation program, with the annual award value generally dependent upon the level of Sotheby’s financial results for the prior year. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of units or shares ultimately expected to vest as a result of employee service. In addition, for performance share units, the amount and timing of expense recognition is significantly impacted by management’s quarterly assessment of the likelihood and timing of achieving certain profitability targets.
For the three and six months ended June 30, 2015, share-based payment expense increased $2.9 million (44%) and $2.3 million (18%), respectively, largely due to the accelerated recognition of $2.1 million of compensation expense in the second quarter of 2015 pursuant to the terms of the severance agreement with Sotheby's Chief Operating Officer, as well as higher amortization of CEO share-based payment awards. (See Note 12 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Employee Benefits—Employee benefits include the cost of Sotheby’s retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby’s material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby’s Deferred Compensation Plan (the “DCP”) is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease employee benefit costs. On a consolidated basis, cost increases (decreases) related to the DCP liability are largely offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Condensed Consolidated Income Statements within other expense.
For the three months ended June 30, 2015, employee benefit costs decreased $1.6 million (18%) primarily due to a decrease of $1.3 million in expense associated with the DCP as a result of a decline in the performance of deemed participant investments, a $0.6 million decrease in other employee severance costs, and favorable changes in foreign currency exchange rates. These factors are partially offset by higher pension costs in the U.K., including $0.6 million related to the defined benefit plan (see Note 8 of Notes to Condensed Consolidated Financial Statements) and $0.3 million related to defined contribution plan profit-sharing accruals. Beginning in 2015, Sotheby's may contribute an annual discretionary amount to the U.K. defined contribution plan, depending on Sotheby's profitability.
___________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure.

45#

For the six months ended June 30, 2015, employee benefit costs increased $0.7 million (4%) primarily due to higher pension costs in the U.K., including $1.1 million related to the defined benefit plan (see Note 8 of Notes to Condensed Consolidated Financial Statements), $0.6 million related to defined contribution plan profit-sharing accruals, and higher other employee severance costs. These increases are partially offset by a $1 million decrease in costs associated with the DCP and favorable changes in foreign currency exchange rates.
For the year ending December 31, 2015, the net cost associated with the U.K. defined benefit plan is expected to increase $2.3 million primarily due to a decrease in the assumption for the weighted average expected long-term rate of return on plan assets (from 6.1% to 5.4%) and an increase in the required amortization of prior year actuarial losses. (See statement on Forward Looking Statements.)
Other Compensation Expense—Other compensation expense typically includes the cost of certain retention-based, new-hire and other employment arrangements, as well as the cost of temporary labor and overtime. For the six months ended June 30, 2015, other compensation expense decreased $0.7 million (7%) primarily due to a lower level of amortization expense associated with retention-based employment arrangements.

46#

General and Administrative Expenses
For the three and six months ended June 30, 2015 and 2014, general and administrative expenses consisted of the following (in thousands of dollars):

			Favorable /(Unfavorable)
Three Months Ended June 30,	2015	2014	$ Change	% Change
Professional fees:
Operations	$6,234	$6,176	$(58)	(1%)
Legal and compliance	3,735	4,310	575	13%
Other	4,057	3,207	(850)	(27%)
Total professional fees	14,026	13,693	(333)	(2%)
Facilities-related expenses	9,544	10,768	1,224	11%
Travel and entertainment	7,707	7,278	(429)	(6%)
Telecommunication and technology	2,249	2,247	(2)	—%
Insurance	1,668	1,556	(112)	(7%)
Other indirect expenses	9,537	2,668	(6,869)	*
Total general and administrative expenses	$44,731	$38,210	$(6,521)	(17%)

			Favorable /(Unfavorable)
Six Months Ended June 30,	2015	2014	$ Change	% Change
Professional fees:
Operations	$10,851	$11,438	$587	5%
Legal and compliance	6,990	8,411	1,421	17%
Other	7,263	6,915	(348)	(5%)
Total professional fees	25,104	26,764	1,660	6%
Facilities-related expenses	20,226	22,131	1,905	9%
Travel and entertainment	14,282	13,428	(854)	(6%)
Telecommunication and technology	4,285	4,458	173	4%
Insurance	2,951	2,900	(51)	(2%)
Other indirect expenses	12,612	5,861	(6,751)	*
Total general and administrative expenses	$79,460	$75,542	$(3,918)	(5%)
* Represents a change in excess of 100%.
For the three and six months ended June 30, 2015, changes in foreign currency exchange rates decreased general and administrative expenses by $2.4 million and $3.9 million, respectively, when compared to the prior periods. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $8.9 million (23%) and $7.8 million (10%), respectively, during the periods.
See below for a detailed discussion of the significant operating factors impacting the comparison of the various elements of general and administrative expenses between the current and prior periods.
Professional fees (Operations)—Sotheby's incurs professional fees to outsource certain business functions such as catalogue production and its client contact management center, as well as for assistance with personnel recruiting, website maintenance and development, and other activities. For the six months ended June 30, 2015, this category of professional fees decreased $0.6 million (5%) primarily due to negotiated rate reductions related to outsourced functions and reduced usage of service providers in other areas.
Professional fees (Legal and Compliance)—Sotheby's incurs professional fees related to legal, audit and other compliance-related activities. For the three and six months ended June 30, 2015, this category of professional fees decreased $0.6 million (13%) and $1.4 million (17%), respectively, primarily due to a recovery of legal fees resulting from a favorable court ruling.

47#

Professional fees (Other)—Other professional fees include business consulting costs incurred to assist management in the analysis and development of business and operational strategies, Board of Director fees, and costs related to various administrative areas. For the three months ended June 30, 2015, this category of professional fees increased $0.9 million (27%) primarily due to strategic business consulting costs incurred in the second quarter of 2015.
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. For the three and six months ended June 30, 2015, facilities-related expenses decreased $1.2 million (11%) and $1.9 million (9%), respectively, principally due to real estate tax rebates received in respect of Sotheby's London premises and favorable changes in foreign currency exchange rates.
Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs. The increase in other indirect expenses during the current periods is primarily due to an unexpected authenticity claim related to property sold through Sotheby's several years ago. The comparison to the prior periods is also unfavorably influenced by a $0.8 million reduction to the Finance segment's allowance for credit losses recorded in the second quarter of 2014 as a result of better than anticipated loan loss rates.
CEO Separation and Transition Costs
In the first quarter of 2015, Sotheby's recognized $4.2 million in costs associated with the hiring of Thomas S. Smith, Jr. as its President and Chief Executive Officer which are classified within CEO Separation and Transition Costs. These costs principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment due in September 2015. There is no required service period associated with this compensation. CEO Separation and Transition Costs also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.
Restructuring Charges
On July 16, 2014, Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of approximately $14.2 million in 2014, consisting of $13.9 million in employee termination benefits recognized in the second half of 2014 and approximately $0.3 million of lease exit costs recognized in the fourth quarter of 2014. Substantially all of the headcount reductions resulting from the 2014 Restructuring Plan have been completed.
For the three and six months ended June, 2015, Sotheby's recognized benefits in Restructuring Charges (net) of $0.5 million and $0.9 million, respectively, related to adjustments to the accrual for employee termination benefits. As of June 30, 2015, Sotheby's has made payments of approximately $9.6 million related to the 2014 Restructuring Plan, and the related accrued liability has been reduced by $0.9 million as a result of foreign currency exchange rate changes. Accordingly, as of June 30, 2015, the remaining accrued liability related to the 2014 Restructuring Plan recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities was $2.8 million. This liability is expected to be settled through cash payments to be made in the third quarter of 2015.
Special Charges
For the three and six months ended June 30, 2014, Sotheby's recognized special charges of $18.6 million and $24.3 million, respectively, related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point LLC ("Third Point"), and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. Included in these amounts is $10 million for the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement was part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the “Third Point Entities”) on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, Mr. Loeb, Mr. Reza and Mr. Wilson (the “Third Point Nominees”) were appointed to Sotheby's Board of Directors. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.

48#

Net Interest Expense
For the three and six months ended June 30, 2015, net interest expense was relatively flat when compared to the prior year periods. However, for the year ending December 31, 2015 net interest expense is expected to decrease approximately $2.4 million when compared to 2014, due in large part to the refinancing of the mortgage on Sotheby's headquarters at 1334 York Avenue in New York. (See statement on Forward Looking Statements. See "Liquidity and Capital Resources" below and Note 6 of Notes to Condensed Consolidated Financial Statements)
Income Tax Expense
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
As of June 30, 2015, management estimates that Sotheby’s annual effective income tax rate, excluding discrete items, will be approximately 35% as compared to its estimate of approximately 38% as of June 30, 2014. The decrease in the estimate of the annual effective income tax rate is primarily due to a reduction in state and local taxes as a result of legislation enacted during the current quarter, as discussed below, and, to a lesser extent, a change in the jurisdictional mix of Sotheby’s pre-tax income. (See statement on Forward Looking Statements.)
Sotheby’s effective income tax rate for the three and six months ended June 30, 2015 is approximately 40%, as compared to an effective income tax rate of approximately 37% and 39% for the same periods in the prior year, respectively. The effective income tax rates for the current periods are higher than the 2015 estimated annual effective income tax rate and higher than the effective income tax rates for the prior periods primarily due to a discrete tax expense of approximately $4 million recorded in the second quarter to reflect the impact of New York tax legislation enacted during the period, as discussed in more detail below. The current year-to-date period also includes tax expense of $1.2 million associated with Sotheby’s share of the earnings of its equity investees (see “Equity in Earnings of Investees” below) and discrete tax expense of $1.1 million related to the conclusion of income tax audits.
Sotheby’s effective income tax rate for the three and six months ended June 30, 2014 includes tax benefits related to previously unrecognized tax positions, as well as a discrete tax benefit related to deductions recorded in 2014 at U.S. federal, state and local tax rates, which together, were higher than Sotheby's 2014 estimated annual effective income tax rate. These benefits were more than offset by approximately $3.1 million of tax expense recorded in the first quarter of 2014 to reduce the value of certain deferred tax assets to reflect the enactment of New York State tax legislation during the quarter.
On April 13, 2015, New York State Governor Andrew Cuomo signed legislation that reforms several provisions of the state’s revised corporate franchise tax, including legislation that reforms business taxes in New York City, retroactively to January 1, 2015. The legislation reduced the amount of Sotheby’s taxable income apportioned to New York City, thereby reducing Sotheby’s state and local effective income tax rate. The discrete tax expense of approximately $4 million recorded in the second quarter of 2015 reduced the value of certain deferred tax assets to the amount that will be recognized in the future as a result of the reduction of the New York City effective income tax rate.

49#

Equity in Earnings of Investees
Sotheby's equity method investments include a 25% ownership interest in RM Sotheby's, which was acquired on February 18, 2015 (see Note 7 of Notes to Condensed Consolidated Financial Statements), and a 50% ownership interest in Acquavella Modern Art ("AMA"). For the six months ended June 30, 2015, Sotheby's equity in earnings of investees increased by $2.7 million when compared to the prior year due to the earnings contributed by RM Sotheby's ($1.7 million) and an increase in earnings from AMA ($1 million).
Impact of Changes in Foreign Currency Exchange Rates
For the three and six months ended June 30, 2015, foreign currency exchange rates had a net unfavorable impact of $3.3 million and $5.3 million, respectively, on Sotheby's operating income when compared to the prior periods, with revenues unfavorably impacted by $12.4 million and $20.5 million, respectively, and expenses favorably impacted by $9.1 million and $15.1 million, respectively.
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
Adjusted Expenses is defined as total expenses excluding the cost of inventory sales, the cost of Finance revenues, CEO separation and transition costs, leadership transition severance costs, restructuring charges (net), and special charges. Adjusted Operating Income is defined as operating income excluding CEO separation and transition costs, leadership transition severance costs, restructuring charges (net), and special charges. Adjusted Net Income is defined as net income attributable to Sotheby's, excluding after-tax CEO separation and transition costs, leadership transition severance costs, restructuring charges (net), and special charges. Adjusted Diluted Earnings Per Share is defined as diluted earnings per share excluding the per share impact of CEO separation and transition costs, leadership transition severance costs, restructuring charges (net), and special charges. EBITDA is defined as net income attributable to Sotheby's, excluding income tax expense, interest expense, interest income, the cost of Finance revenues, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding CEO separation and transition costs, leadership transition severance costs, special charges (net), and restructuring charges (net). EBITDA Margin is defined as EBITDA as a percentage of total revenues. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.
Adjusted Expenses is used by the Board of Directors and management to assess Sotheby’s cost structure when compared to prior periods and on a forward-looking basis, particularly in evaluating performance against management's cost control initiatives. Accordingly, Adjusted Expenses allows investors to assess Sotheby's performance on the same basis as the Board of Directors and management. Adjusted Expenses provides insight into Sotheby's ongoing cost structure, absent the costs of funding the Finance segment loan portfolio, the volatility associated with the cost of inventory sales, which is unpredictable and can vary significantly from one period to the next, and the cost of unusual items.
Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin are important supplemental measures used by the Board of Directors and management in their financial and operational decision making processes, for internal reporting, and as part of Sotheby’s forecasting and budgeting processes, as they provide helpful measures of Sotheby’s core operations. These measures allow the Board of Directors and management to view operating trends, perform analytical comparisons, and benchmark performance between periods. In addition, incentive compensation is awarded by Sotheby’s Board of Directors after an assessment of annual earnings as measured by Adjusted EBITDA. Management also believes that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of Sotheby's.
Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.

50#

The following is a reconciliation of total expenses to Adjusted Expenses for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015	2014
Total expenses	$215,548		$205,386	$352,819	$358,106
Subtract: Cost of inventory sales	16,989		7,518	28,702	32,020
Subtract: Cost of Finance revenues	3,874		2,024	7,262	2,734
Subtract: CEO separation and transition costs	43		—	4,232	—
Subtract: Leadership transition severance costs	9,501		—	9,501	—
Subtract: Restructuring charges, net	(530)		—	(889)	—
Subtract: Special charges	—		18,554	—	24,257
Adjusted Expenses	$185,671	—	$177,290	$304,011	$299,095
The following is a reconciliation of operating income to Adjusted Operating Income for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income	$116,458	$130,431	$134,862	$134,522
Add: CEO separation and transition costs	43	—	4,232	—
Add: Leadership transition severance costs	9,501	—	9,501	—
Add: Restructuring charges, net	(530)	—	(889)	—
Add: Special charges	—	18,554	—	24,257
Adjusted Operating Income	$125,472	$148,985	$147,706	$158,779
The following is a reconciliation of net income attributable to Sotheby's to Adjusted Net Income for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Sotheby's	$67,572	$77,632	$72,774	$71,518
Add: CEO separation and transition costs, net of tax	118	—	2,564	—
Add: Leadership transition severance costs, net of tax	5,758	—	5,758	—
Add: Restructuring charges (net), net of tax	(387)	—	(612)	—
Add: Special charges, net of tax	—	10,204	—	13,341
Adjusted Net Income	$73,061	$87,836	$80,484	$84,859
The following is a reconciliation of diluted earnings per share to Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted earnings per share	$0.96	$1.11	$1.04	$1.01
Add: CEO separation and transition costs, per share	0.01	—	0.04	—
Add: Leadership transition severance costs, per share	0.08	—	0.08	—
Add: Restructuring charges (net), per share	(0.01)	—	(0.01)	—
Add: Special charges, per share	—	0.15	—	0.19
Adjusted Diluted Earnings Per Share	$1.04	$1.26	$1.15	$1.20

51#

The following is a reconciliation of net income attributable to Sotheby's to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Sotheby's	$67,572	$77,632	$72,774	$71,518
Add: Income tax expense	42,789	45,344	46,713	45,675
Add: Income tax expense related to equity investees	—	188	—	314
Subtract: Interest income	630	402	759	818
Add: Interest expense	9,074	8,768	17,735	17,551
Add: Cost of Finance revenues	3,874	2,024	7,262	2,734
Add: Depreciation and amortization	4,781	5,066	9,563	10,213
EBITDA	127,460	138,620	153,288	147,187
Add: CEO separation and transition costs, net	43	—	4,232	—
Add: Leadership transition severance costs	9,501	—	9,501	—
Add: Restructuring charges, net	(530)	—	(889)	—
Add: Special charges, net	—	18,554	—	24,257
Adjusted EBITDA	$136,474	$157,174	$166,132	$171,444
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2015, total cash and cash equivalents decreased $80.1 million to $613.7 million, as compared to a decrease of $144.9 million to $576.4 million for the six months ended June 30, 2014, primarily due to the factors discussed below.
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
Net cash used by operating activities of $66.3 million for the six months ended June 30, 2015 is principally the result of net cash outflows of $112.8 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow is particularly influenced by the payment of net sale proceeds to certain consignors for property sold in Sotheby's second quarter auctions in London and New York and first quarter auctions in London in advance of collecting the purchase price from the buyer. Cash flows from operating activities are also impacted by the funding of approximately $62 million of 2014 incentive compensation payments and $55 million used to fund the acquisition of property sold at auctions in the second quarter of 2015. Sotheby's expects to receive payment for these items in the second half of 2015, at which point title will pass to the buyers and the sales will be recognized in Sotheby's financial statements. These net cash outflows are partially offset by Sotheby's net income for the period. (See statement on Forward Looking Statements.)
Net cash used by operating activities of $63.6 million for the six months ended June 30, 2014 was principally the result of net cash outflows of $141.6 million associated with the settlement of auction and private sale transactions, as sales proceeds collected from buyers late in 2013 were paid to consignors early in 2014. Cash flows from operating activities were also impacted by $34.5 million used to fund acquisitions of property acquired for resale and guaranteed property that failed to sell at auction. These net cash outflows were partially offset by Sotheby's net income for the period.

52#

Net Cash Used by Investing Activities—Net cash used by investing activities of $136 million for the six months ended June 30, 2015 is principally the result of the net funding of client loans of $98.7 million and Sotheby's acquisition of a 25% ownership interest in RM Auctions for $30.7 million in the first quarter of 2015 (see Note 7 of Notes to Condensed Consolidated Financial Statements).
Net cash used by investing activities of $78.1 million for the six months ended June 30, 2014 was principally the result of cash used to fund client loans, including a $107 million loan issued to one borrower in the second quarter of 2014. Net cash used by investing activities for the period was also the result of a $24.8 million increase in restricted cash related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts.
Net Cash Provided (Used) by Financing Activities—Net cash provided by financing activities of $119.3 million for the six months ended June 30, 2015 is largely due to $148 million in net borrowings under the Finance segment's dedicated revolving credit facility, partially offset by dividend and dividend equivalent payments of $16.4 million, and the funding of employee tax obligations related to share-based payments of $8.9 million.
Net cash used by financing activities of $6.7 million for the six months ended June 30, 2014 was largely due to the payment of a $300 million special dividend, Common Stock repurchases of $25 million, quarterly dividend payments of $13.8 million, and the funding of employee tax obligations related to share-based payments ($11.8 million), almost entirely offset by $345 million of borrowings under the Finance segment's revolving credit facility.

53#

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of June 30, 2015 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$218,609	$6,542	$15,336	$16,695	$180,036
Interest payments	89,440	6,294	15,115	16,035	51,996
Sub-total	308,049	12,836	30,451	32,730	232,032
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	118,125	15,750	31,500	31,500	39,375
Sub-total	418,125	15,750	31,500	31,500	339,375
Revolving credit facility borrowings	593,000	—	—	—	593,000
Total debt and interest payments	1,319,174	28,586	61,951	64,230	1,164,407
Other commitments:
Operating lease obligations (b)	90,254	17,726	24,795	10,446	37,287
Compensation arrangements (c)	27,424	16,571	8,173	2,680	—
Auction guarantees (d)	16,180	16,180	—	—	—
Unfunded loan commitments (e)	10,220	10,220	—	—	—
Uncertain tax positions (f)	—	—	—	—	—
Total other commitments	144,078	60,697	32,968	13,126	37,287
Total	$1,463,252	$89,283	$94,919	$77,356	$1,201,694

(a)
On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan (the "New Mortgage") to refinance the York Property Mortgage. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

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

(d)
Represents the amount of auction guarantees outstanding net of amounts advanced, if any, as of June 30, 2015. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)

(e)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(f)
Excludes the $22.2 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2015. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 17 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

54#

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments and (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview—Sotheby's continues to have strong liquidity with significant cash balances and borrowing capacity available under its revolving credit facility (see below for borrowing capacity details). As of June 30, 2015, cash and cash equivalents totaled $613.7 million, with $148.6 million held in the U.S. and $465.1 million held by foreign subsidiaries. As of June 30, 2015, Sotheby's also held $37.1 million of restricted cash that is almost entirely in certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts. After taking into account funds held that are due to consignors, management estimates that approximately $462 million of Sotheby's total cash and cash equivalents is available to support its capital needs, which include its current business requirements, the pursuit of business opportunities and growth initiatives, the execution of its share repurchase program, as discussed below, and to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. The current focus of Sotheby’s cash investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are primarily invested in the highest rated overnight deposits.
On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance the existing mortgage on its headquarters at 1334 York Avenue in New York. After the repayment of the existing mortgage and the funding of all closing costs, reserves, and expenses associated with the refinancing, Sotheby's received net cash proceeds of approximately $98 million. The interest rate for the new mortgage is one month LIBOR plus a spread of 2.25%. In connection with the new mortgage, Sotheby's entered into interest rate protection agreements secured by 1334 York Avenue, consisting of a two year swap and a five year collar, both of which have a notional amount equal to the applicable principal balance of the new mortgage and have an identical amortization schedule. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the new mortgage at a rate equal to 0.877% per annum for the first two years and no more than 3.75% per annum for the remainder of the seven-year term. Therefore, after taking into account the interest rate protection agreements, the interest rate for the first two years of the new mortgage will be approximately 3.13% per annum and no more than 6% per annum for the remainder of the seven-year term. (See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information with respect to the mortgage on 1334 York Avenue.)
On August 6, 2015, Sotheby’s Board of Directors approved an increase of $125 million to Sotheby's remaining share repurchase authorization of $125 million, resulting in a total share repurchase authorization of $250 million. The Board of Directors has concluded that this share repurchase program, which is expected to be funded from existing cash balances, provides a balance between preserving capital for growth, downside risk protection, and returning available capital to shareholders. Sotheby’s intends to repurchase $125 million of its Common Stock from shareholders in the near term via an Accelerated Share Repurchase (“ASR”) Program. Management expects that the balance of the share repurchase program will be executed in the next 12 to 18 months, via open market transactions and/or additional ASR Programs. (See statement on Forward Looking Statements.)
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

55#

Revolving Credit Facilities—Sotheby's and certain of its wholly-owned subsidiaries are parties to a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation, which provides for separate dedicated revolving credit facilities for the Agency segment (the “Agency Credit Agreement”) and the Finance segment (the “Finance Credit Agreement”) (collectively, the “Credit Agreements”). On June 15, 2015, the Credit Agreements were amended to increase the commitments under the Finance Credit Agreement in order to support the continued growth of the Finance segment's loan portfolio and to extend the maturity date of the Credit Agreements by one year to August 22, 2020.
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
The maximum aggregate borrowing capacity of the Credit Agreements, which is subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to the Finance segment, including a $485 million increase that was secured for the Finance segment in conjunction with the June 2015 amendment. The borrowing capacity of the Agency Credit Agreement includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). As a result of the June 2015 amendment of the Credit Agreements, the Incremental Facility has a maturity date of August 22, 2016, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility. Prior to the amendment, the maturity date of the Incremental Facility was August 21, 2015.
The Credit Agreements have a sub-limit of $400 million for borrowings in the U.K. and Hong Kong, with up to $50 million available for foreign borrowings under the Agency Credit Agreement and up to $350 million available for foreign borrowings under the Finance Credit Agreement. The Credit Agreements also include an accordion feature, which allows Sotheby’s to seek an increase to the combined borrowing capacity of the Credit Agreements until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits Sotheby’s to seek an increase to the aggregate commitments of either or both of the Agency and Finance credit facilities under an expedited arrangement process.
The borrowing base under the Agency Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions, and the fair value of certain of Sotheby's trademarks. The borrowing base under the Finance Credit Agreement is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and the fair value of certain of Sotheby's trademarks. The borrowing base of the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks.
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
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, a $600 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements), and limitations on the use of proceeds from borrowings under the Credit Agreements. However, the Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreements, equals or exceeds $200 million. The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2015.
Since August 2009, Sotheby’s has incurred aggregate fees of approximately $21.2 million in conjunction with the establishment of and subsequent amendments to its credit agreement with General Electric Capital Corporation. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreements.

56#

The following tables summarize information relevant to the Credit Agreements as of and for the periods ended June 30, 2015, December 31, 2014, and June 30, 2014 (in thousands of dollars):

As of and for the three and six months ended June 30, 2015	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$1,035,000	$1,335,000
Borrowing base	$221,812	$622,849	$844,661
Borrowings outstanding	$—	$593,000	$593,000
Available borrowing capacity (b)	$221,812	$29,849	$251,661
Average Borrowings Outstanding:
Three months ended June 30, 2015	$—	$538,868	$538,868
Six months ended June 30, 2015	$—	$506,052	$506,052
Borrowing Costs:
Three months ended June 30, 2015	$751	$3,874	$4,625
Six months ended June 30, 2015	$1,457	$7,262	$8,719

As of and for the year ended December 31, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$550,000	$850,000
Borrowing base	$237,830	$519,255	$757,085
Borrowings outstanding	$—	$445,000	$445,000
Available borrowing capacity (b)	$237,830	$74,255	$312,085
Average borrowings outstanding	$—	$306,448	$306,448
Borrowing Costs	$2,240	$8,740	$10,980

As of and for the three and six months ended June 30, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$150,000	$450,000	$600,000
Borrowing base	$61,647	$451,057	$512,704
Borrowings outstanding	$—	$345,000	$345,000
Available borrowing capacity (b)	$61,647	$105,000	$166,647
Average Borrowings Outstanding:
Three months ended June 30, 2014	$—	$284,176	$284,176
Six months ended June 30, 2014	$—	$188,591	$188,591
Borrowing Costs:
Three months ended June 30, 2014	$371	$2,024	$2,395
Six months ended June 30, 2014	$968	$2,734	$3,702
(a) In August 2014, the Credit Agreements were amended and restated to, among other things, increase the maximum borrowing capacity of the Credit Agreements from $600 million to $850 million. In June 2015, the Credit Agreements were amended to, among other things, increase the maximum borrowing capacity of the Credit Agreements from $850 million to approximately $1.335 billion.
(b) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
For the three months ended June 30, 2015 and 2014, borrowing costs related to the Finance Credit Agreement include interest of $3.7 million and $1.7 million, respectively, and fee amortization of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2015 and 2014, borrowing costs related to the Finance Credit Agreement include interest of $6.8 million and $2.2 million, respectively, and fee amortization of $0.4 million and $0.5 million, respectively. For the year ended December 31, 2014, borrowing costs related to the Finance Credit Agreement include interest of $7.7 million and fee amortization of $1 million. Such borrowing costs are reflected in the Condensed Consolidated Income Statements as the Cost of Finance Revenues. The weighted average cost of borrowing related to the Finance Credit Agreement was approximately 2.9% for all periods presented.

57#

Borrowing costs related to the Agency Credit Agreement, which include interest and fee amortization, are reflected in the Condensed Consolidated Income Statements as Interest Expense.
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
Sotheby’s short-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of possible business initiatives and/or investments, the payment of quarterly dividends, and the funding of Common Stock repurchases, as well as the funding of the other short-term commitments due on or before June 30, 2016, as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
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
Management believes that operating cash flows, existing cash balances and revolving credit facility borrowings will be adequate to meet Sotheby’s anticipated short-term and long-term commitments, operating needs and capital requirements through the August 22, 2020 expiration of the Credit Agreements. (See statement on Forward Looking Statements.)
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 19 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.
PREMISES UPDATE
In 2013 and 2014, management performed a review of its real estate holdings, including the York Property in New York and the New Bond Street premises in London. The results of this review will be further evaluated by the Board in consultation with Sotheby's new CEO after taking into account the strategic and operating requirements for these locations.

58#

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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of June 30, 2015, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) credit facility borrowings, (v) the York Property Mortgage, (vi) long-term debt, (vii) the DCP liability and related trust assets, and (viii) outstanding forward exchange contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt.)
Management believes that the interest rate risk associated with its financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments. As of June 30, 2015, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash balances of approximately $56.6 million.
Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of June 30, 2015, the notional value of outstanding forward exchange contracts was $98.1 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.

59#

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2015, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2015.
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

60#

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
The business plans and strategic initiatives being implemented by Sotheby's may not succeed.
Sotheby's future operating results are dependent, in part, on management's success in implementing its business plans and strategic initiatives. The inability of Sotheby's to successfully implement its business plans and strategic initiatives could result in, among other things, the loss of clients, the impairment of assets, and inefficiencies from operating in new and emerging markets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its business plans and strategic initiatives.
Sotheby's joint venture and wholly-owned subsidiary in China are foreign-invested enterprises under Chinese law. As such, enforcement of certain of Sotheby's rights within these entities are subject to approval from the Chinese government, which could limit the ability of the entities to operate and succeed.
Sotheby's operates an equity joint venture with Beijing GeHua Art Company in China and, in 2014, established a wholly-owned subsidiary in China after obtaining the license required to operate as a Foreign-Invested Commercial Enterprise. Because these entities are foreign-invested enterprises under Chinese law, enforcement of certain of Sotheby's rights within these entities is subject to approval from the Chinese government. For example, all changes in ownership and constitution of the joint venture will be subject to approval by the Chinese government, including in the event Sotheby's is seeking to terminate the joint venture agreement, exercise its put option, or wind-up the joint venture. Accordingly, Sotheby's ability to successfully operate its businesses in China could be constrained by the Chinese government and other unforeseen circumstances.

61#

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

62#

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
The collateral supporting the Finance segment loan portfolio is concentrated within certain collecting categories. Although management believes the Finance segment loan portfolio is sufficiently collateralized due to its current aggregate loan-to-value ratio of 50%, a material decline in these markets could impair Sotheby’s ability to collect the principal and interest owed on certain loans. Additionally, the eligibility of individual Finance segment loans included in the borrowing base of Sotheby's revolving credit facility requires a minimum loan-to-value ratio of 60%. A material decline in the value of Finance segment loan collateral could result in an increase in the loan-to-value ratio above 60% for individual loans and could require repayment of a portion of the borrowings associated with such loans.

63#

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

64#

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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

65#

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Severance Agreement, dated June 1, 2015, between Sotheby's and David Goodman.

10.2
Amendment No. 1 to the Amended and Restated Auction Credit Agreement and Amended and Restated SFS Credit Agreement, dated June 15, 2015, by and among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the Lenders signatory hereto.

10.3
Amendment No. 1 to Amended and Restated Credit Agreement (the Auction Revolving Credit Facility), dated June 15, 2015, among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent, and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC, and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners.

10.4
Amendment No. 1 to Amended and Restated Credit Agreement (the SFS Revolving Credit Facility), dated June 15, 2015, among Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent, and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC, and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners.

10.5	Second Amended and Restated Sotheby's Restricted Stock Unit Plan, reflecting amendments effective as of January 1, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

66#

(b)    Reports on Form 8-K

i.	On May 11, 2015, Sotheby's filed a current report on Form 8-K under Item 2.02, “Results of Operations and Financial Condition" and Item 9.01, “Financial Statements and Exhibits.”

ii.
On June 1, 2015, Sotheby's filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers."

iii.
On June 15, 2015, Sotheby's filed a current report on Form 8-K under Item 1.01, "Entry into a Material Definitive Agreement" and Item 2.03, "Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant."

iv.
On June 26, 2015, Sotheby's filed a current report on Form 8-K under Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers."

67#

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: August 7, 2015

68#

EXHIBIT INDEX

10.1	Severance Agreement, dated June 1, 2015, between Sotheby's and David Goodman.

10.2
Amendment No. 1 to the Amended and Restated Auction Credit Agreement and Amended and Restated SFS Credit Agreement, dated June 15, 2015, by and among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the Lenders signatory hereto.

10.3
Amendment No. 1 to Amended and Restated Credit Agreement (the Auction Revolving Credit Facility), dated June 15, 2015, among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent, and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC, and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners.

10.4
Amendment No. 1 to Amended and Restated Credit Agreement (the SFS Revolving Credit Facility), dated June 15, 2015, among Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent, and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC, and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners.

10.5	Second Amended and Restated Sotheby's Restricted Stock Unit Plan, reflecting amendments effective as of January 1, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

69#