Form 10-Q
period 2015-09-30
SOTHEBYS
filed 2015-11-09
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
Commission File Number 1-9750

(Exact name of registrant as specified in its charter)

Delaware	38-2478409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1334 York Avenue New York, New York	10021
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 606-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2015, there were 66,829,399 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

2#

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Agency commissions and fees	$69,222	$76,229	$507,481	$515,544
Inventory sales	53,226	6,273	73,214	41,007
Finance	12,933	8,917	37,590	22,739
License fees	2,539	2,376	6,981	6,535
Other	72	406	407	1,004
Total revenues	137,992	94,201	625,673	586,829
Expenses:
Agency direct costs	8,156	6,002	52,725	48,056
Cost of inventory sales	43,678	7,999	72,380	40,019
Cost of Finance revenues	4,282	2,634	11,544	5,368
Marketing	3,767	3,076	12,575	10,773
Salaries and related	56,897	58,888	228,009	222,477
General and administrative	38,124	37,798	117,584	113,340
Depreciation and amortization	4,881	5,157	14,444	15,370
CEO separation and transition costs (see Note 13)	—	—	4,232	—
Restructuring charges (net) (see Note 14)	(86)	14,285	(975)	14,285
Special charges (net) (see Note 15)	—	(4,169)	—	20,088
Total expenses	159,699	131,670	512,518	489,776
Operating (loss) income	(21,707)	(37,469)	113,155	97,053
Interest income	479	621	1,238	1,439
Interest expense	(7,438)	(8,757)	(25,173)	(26,308)
Other (expense) income	(2,116)	1,438	(3,830)	690
(Loss) income before taxes	(30,782)	(44,167)	85,390	72,874
Equity in earnings of investees	2,827	296	5,953	680
Income tax (benefit) expense	(10,078)	(16,173)	36,635	29,502
Net (loss) income	(17,877)	(27,698)	54,708	44,052
Less: Net income (loss) attributable to noncontrolling interest	17	28	(172)	260
Net (loss) income attributable to Sotheby's	$(17,894)	$(27,726)	$54,880	$43,792
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.26)	$(0.40)	$0.79	$0.62
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.26)	$(0.40)	$0.79	$0.61
Weighted average basic shares outstanding	67,946	68,990	68,789	69,024
Weighted average diluted shares outstanding	67,946	68,990	69,358	69,572
Cash dividends declared per common share	$0.10	$0.10	$0.30	$4.64
See accompanying Notes to Condensed Consolidated Financial Statements

3#

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net (loss) income	$(17,877)	$(27,698)	$54,708	$44,052
Other comprehensive loss:
Cumulative foreign currency translation adjustments, net of tax of ($1,748), ($1,218), ($1,369), and ($1,218)	(10,708)	(20,471)	(12,424)	(14,974)
Reclassification of cumulative foreign currency translation adjustment included in net income	—	—	—	2,058
Change in fair value of cash flow hedges, net of tax of ($4,019) for the three and nine months ended September 30, 2015	(6,420)	—	(6,420)	—
Realized loss from settled cash flow hedges included in net (loss) income, net of tax of $219 for the three and nine months ended September 30, 2015	350	—	350	—
Amortization of previously unrecognized net pension losses and prior service costs included in net (loss) income, net of tax of $220, $119, $652, and $356	878	476	2,603	1,427
Other comprehensive loss	(15,900)	(19,995)	(15,891)	(11,489)
Comprehensive (loss) income	(33,777)	(47,693)	38,817	32,563
Less: Comprehensive income (loss) attributable to noncontrolling interest	17	28	(172)	260
Comprehensive (loss) income attributable to Sotheby's	$(33,794)	$(47,721)	$38,989	$32,303
See accompanying Notes to Condensed Consolidated Financial Statements

4#

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	September 30, 2015	December 31, 2014	September 30, 2014

A S S E T S
Current Assets:
Cash and cash equivalents	$602,051	$693,829	$419,639
Restricted cash	2,681	32,837	3,293
Accounts receivable, net of allowance for doubtful accounts of $7,790, $7,318, and $6,942	244,319	913,743	450,153
Notes receivable, net of allowance for credit losses of $1,429, $1,166, and $1,078	88,216	130,796	172,666
Inventory	218,273	217,132	209,653
Deferred income taxes and income tax receivable	51,714	17,078	61,345
Prepaid expenses and other current assets	60,592	34,107	42,579
Total Current Assets	1,267,846	2,039,522	1,359,328
Notes receivable	700,739	568,942	557,125
Fixed assets, net of accumulated depreciation and amortization of $201,367, $191,260, and $189,484	355,286	364,382	369,333
Goodwill and other intangible assets, net of accumulated amortization of $5,277, $5,760, and $5,960	14,073	14,341	14,575
Equity method investments	43,370	10,210	10,265
Deferred income taxes and income tax receivable	24,240	38,202	40,157
Trust assets related to deferred compensation liability	42,443	50,490	50,120
Pension asset	31,760	28,993	41,510
Other long-term assets	27,467	19,738	20,332
Total Assets	$2,507,224	$3,134,820	$2,462,745
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$253,537	$980,470	$385,714
Accounts payable and accrued liabilities	89,500	111,639	89,520
Accrued salaries and related costs	60,375	88,915	56,823
Current portion of York Property Mortgage	7,223	218,728	218,767
Accrued and deferred income taxes	24,689	13,828	31,296
Other current liabilities	11,807	15,627	22,542
Total Current Liabilities	447,131	1,429,207	804,662
Credit facility borrowings	579,500	445,000	449,000
Long-term debt, net	616,642	300,000	300,000
Accrued and deferred income taxes	19,265	21,192	21,578
Deferred compensation liability	40,126	49,633	48,745
Other long-term liabilities	17,047	11,550	11,562
Total Liabilities	1,719,711	2,256,582	1,635,547
Commitments and contingencies (see Note 9)
Shareholders’ Equity:
Common Stock, $0.01 par value	700	695	695
Authorized shares—200,000,000
Issued shares—70,054,948, 69,550,073, and 69,549,098
Outstanding shares—66,829,399, 68,991,902, and 68,990,927
Additional paid-in capital	400,105	408,874	398,921
Treasury stock, at cost: 3,225,549 shares at September 30, 2015 and 558,171 shares at December 31, 2014 and September 30, 2014	(125,000)	(25,000)	(25,000)
Retained earnings	604,008	569,894	502,922
Accumulated other comprehensive loss	(92,657)	(76,766)	(50,942)
Total Shareholders’ Equity	787,156	877,697	826,596
Noncontrolling interest	357	541	602
Total Equity	787,513	878,238	827,198
Total Liabilities and Shareholders’ Equity	$2,507,224	$3,134,820	$2,462,745
See accompanying Notes to Condensed Consolidated Financial Statements

5#

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Operating Activities:
Net income attributable to Sotheby's	$54,880	$43,792
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	14,444	15,370
Loss from cumulative translation adjustment upon liquidation of foreign subsidiary	—	2,058
Deferred income tax expense	13,834	10,287
Share-based payments	23,357	17,349
Net pension cost (benefit)	1,183	(525)
Inventory writedowns and bad debt provisions	15,482	8,108
Amortization of debt discount	1,782	2,673
Excess tax benefits from share-based payments	(1,056)	(3,604)
Equity in earnings of investees	(5,953)	(680)
Other	(129)	1,632
Changes in assets and liabilities:
Accounts receivable	626,705	317,569
Due to consignors	(714,904)	(543,600)
Inventory	(16,287)	(38,508)
Prepaid expenses and other current assets	(11,847)	(14,972)
Other long-term assets	9,431	5
Deferred income tax assets and income tax receivable	(28,699)	(41,399)
Accrued income taxes and deferred income tax liabilities	8,648	5,610
Accounts payable and accrued liabilities and other liabilities	(87,523)	(30,978)
Net cash used by operating activities	(96,652)	(249,813)
Investing Activities:
Funding of notes receivable	(289,038)	(456,266)
Collections of notes receivable	231,936	301,391
Capital expenditures	(6,790)	(7,553)
Funding of equity method investment	(30,725)	—
Distributions from equity investees	3,515	2,010
Proceeds from the sale of equity method investment	225	200
Decrease in restricted cash	28,119	26,049
Net cash used by investing activities	(62,758)	(134,169)
Financing Activities:
Debt issuance and other borrowing costs	(9,614)	—
Proceeds from credit facility borrowings	172,500	449,000
Repayments of credit facility borrowings	(38,000)	—
Proceeds from refinancing of York Property Mortgage	325,000	—
Repayments of York Property Mortgage	(221,645)	(2,684)
Repurchase of common stock	(100,000)	(25,000)
Purchase of forward contract indexed to Sotheby's common stock	(25,000)	—
Dividends paid	(23,163)	(324,618)
Proceeds from exercise of employee stock options	—	967
Excess tax benefits from share-based payments	1,056	3,604
Funding of employee tax obligations upon the vesting of share-based payments	(8,925)	(11,835)
Net cash provided by financing activities	72,209	89,434
Effect of exchange rate changes on cash and cash equivalents	(4,577)	(7,128)
Decrease in cash and cash equivalents	(91,778)	(301,676)
Cash and cash equivalents at beginning of period	693,829	721,315
Cash and cash equivalents at end of period	$602,051	$419,639
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Condensed Consolidated Financial Statements

6#

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America (the "U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the management of Sotheby’s believes that the disclosures herein are adequate to make the information presented not misleading and that all normal and recurring adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements are reflected in the interim periods presented. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in Sotheby’s 2014 Annual Report on Form 10-K.
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
Equity investments through which Sotheby’s exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded within Equity in Earnings of Investees in the Condensed Consolidated Statements of Operations. Sotheby’s interest in the net assets of its investees is recorded within Equity Method Investments on the Condensed Consolidated Balance Sheets. Sotheby's equity method investees include RM Sotheby's (see Note 7) and Acquavella Modern Art.
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
___________________________________________________________________
1 Net Auction Sales represents the hammer (sale) price of property sold at auction.

7#

For the three months ended September 30, 2015 and 2014, 2.1 million and 2 million potential common shares, respectively, related to share-based payment awards were excluded from the computation of diluted loss per share because their inclusion in the computation would be anti-dilutive in a loss period. For the nine months ended September 30, 2015 and 2014, 1 million and 1.2 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share because the profitability or stock price targets inherent in such awards were not achieved as of the balance sheet date.
On August 13, 2015, Sotheby's entered into an accelerated share repurchase agreement which resulted in the initial receipt of 2,667,378 shares of its Common Stock. (See Note 11 for additional information related to Sotheby's Common Stock repurchase program.)
The table below summarizes the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(17,894)	$(27,726)	$54,880	$43,792
Less: Net income attributable to participating securities	—	—	414	1,023
Net (loss) income attributable to Sotheby’s common shareholders	$(17,894)	$(27,726)	$54,466	$42,769
Denominator:
Weighted average basic shares outstanding	67,946	68,990	68,789	69,024
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.26)	$(0.40)	$0.79	$0.62
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(17,894)	$(27,726)	$54,880	$43,792
Less: Net income attributable to participating securities	—	—	414	1,023
Net (loss) income attributable to Sotheby’s common shareholders	$(17,894)	$(27,726)	$54,466	$42,769
Denominator:
Weighted average common shares outstanding	67,946	68,990	68,789	69,024
Weighted average effect of Sotheby's dilutive potential common shares:
Performance share units	—	—	386	362
Deferred stock units	—	—	163	164
Stock options	—	—	20	22
Weighted average dilutive potential common shares outstanding	—	—	569	548
Weighted average diluted shares outstanding	67,946	68,990	69,358	69,572
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.26)	$(0.40)	$0.79	$0.61

8#

4. Segment Reporting
Sotheby’s is a global art business whose operations are currently organized under two segments—Agency and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, and jewelry (collectively, "art" or "works of art" or "artwork" or "property") through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby’s and also includes the activities of RM Sotheby's, an equity investee (see Note 7). The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art.
Prior to the second quarter of 2015, Sotheby's also separately reported the results of the Principal segment, which was comprised of its dealer activities and primarily included the sale of artworks purchased opportunistically by Sotheby’s. In the second quarter of 2015, Sotheby's transitioned to its new CEO and Chief Operating Decision Maker, and the information regularly reviewed for the purpose of allocating resources and assessing performance changed, reflecting a simplified internal reporting structure which was implemented in the quarter. As a result, beginning in the second quarter of 2015, the sale of artworks purchased opportunistically by Sotheby’s is reported as part of the Agency segment. The remaining activities of the former Principal segment are reported within All Other. Such activities include Sotheby’s retail wine operations, Acquavella Modern Art ("AMA"), an equity investee, and sales of the remaining inventory of Noortman Master Paintings, an art dealer that was owned and operated by Sotheby's from its acquisition in June 2006 until its closure in December 2013. Prior period amounts have been restated to reflect this new segment presentation.
The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

Three Months Ended September 30, 2015	Agency (a)	Finance (a)		All Other	Reconciling items (a)	Total
Revenues	$120,752	$16,246		$4,307	$(3,313)	$137,992
Segment (loss) income before taxes	$(40,988)	$10,366		$2,667	$(2,827)	$(30,782)
Three Months Ended September 30, 2014
Revenues	$80,449	$11,060		$4,835	$(2,143)	$94,201
Segment (loss) income before taxes	$(57,039)	$7,013	(b)	$2,228	$3,631	$(44,167)
Nine Months Ended September 30, 2015
Revenues	$574,844	$48,542		$13,239	$(10,952)	$625,673
Segment income before taxes	$65,639	$31,356		$8,081	$(19,686)	$85,390
Nine Months Ended September 30, 2014
Revenues	$551,260	$32,351		$12,830	$(9,612)	$586,829
Segment income before taxes	$66,862	$21,800	(b)	$5,536	$(21,324)	$72,874

(a)
The reconciling items related to Revenues consist principally of amounts charged by the Finance segment to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as, beginning on January 1, 2015, fees charged for term loan collateral sold at auction or privately through the Agency segment. For the three and nine months ended September 30, 2015, fees related to such collateral sales totaled $1.7 million and $6 million, respectively. Prior period segment results for the three and nine months ended September 30, 2014 have been adjusted to include $19 thousand and $2.9 million of such fees, respectively. Each of the individual reconciling items related to segment income before taxes is listed in the table below.

(b) For the three and nine months ended September 30, 2014, Finance segment income before taxes includes $0.3 million and $2.1 million, respectively, of intercompany charges from Sotheby's global treasury function.

9#

For the three and nine months ended September 30, 2015 and 2014, Agency segment revenues consist of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Auction commissions	$56,329	$64,247	$456,831	$468,087
Private sale commissions	9,865	12,412	43,615	42,343
Auction guarantees, net	(418)	(3,864)	(8,677)	(9,409)
Other Agency revenues (a)	3,446	3,434	15,712	14,523
Total Agency commissions and fees	69,222	76,229	507,481	515,544
Inventory sales	51,530	4,220	67,363	35,716
Total Agency segment revenues	$120,752	$80,449	$574,844	$551,260

(a)
Includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to consignors for property withdrawn prior to auction and for catalogue production and insurance, and catalogue subscription and advertising revenues.

The table below presents a reconciliation of segment (loss) income before taxes to consolidated (loss) income before taxes for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Agency	$(40,988)	$(57,039)	$65,639	$66,862
Finance	10,366	7,013	31,356	21,800
All Other	2,667	2,228	8,081	5,536
Segment (loss) income before taxes	(27,955)	(47,798)	105,076	94,198
Reconciling items:
CEO separation and transition costs (see Note 13)	—	—	(4,232)
Leadership transition severance costs (a)	—	—	(9,501)	—
Special charges (net) (see Note 15)	—	4,169	—	(20,088)
Equity in earnings of investees (b)	(2,827)	(538)	(5,953)	(1,236)
(Loss) income before taxes	$(30,782)	$(44,167)	$85,390	$72,874

(a)
In the second quarter of 2015, in conjunction with its leadership transition, Sotheby's incurred severance costs of $9.5 million associated with the termination of the employment of certain Executive Officers, including its Chief Operating Officer.

(b)
For segment reporting purposes, Sotheby's share of earnings related to its equity investees is included as part of income before taxes. However, such earnings are reported separately below (loss) income before taxes in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, Agency segment results include $2.3 million and $4 million, respectively, of equity earnings related to RM Sotheby's. For the three months ended September 30, 2015 and 2014, All Other includes $0.5 million and $0.3 million, respectively, of equity earnings related to Acquavella Modern Art. For the nine months ended September 30, 2015 and 2014, All Other includes $2 million and $1 million, respectively, of equity earnings related to Acquavella Modern Art.

10#

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2015, December 31, 2014, and September 30, 2014 (in thousands of dollars):

	September 30, 2015	December 31, 2014	September 30, 2014
Agency	$1,614,167	$2,391,763	$1,658,905
Finance	790,914	658,710	674,211
All Other	26,189	29,067	28,127
Total segment assets	2,431,270	3,079,540	2,361,243
Unallocated amounts:
Deferred tax assets and income tax receivable	75,954	55,280	101,502
Consolidated assets	$2,507,224	$3,134,820	$2,462,745
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
In the limited circumstances when the payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms (i.e., Sotheby's pays the consignor prior to receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, Notes Receivable within the Agency segment included $21.8 million and $22.7 million, respectively, of such balances that have been reclassified from Accounts Receivable. As of September 30, 2014, there were no such Notes Receivable outstanding. (See discussion of Agency segment Notes Receivable below.)
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of September 30, 2015, December 31, 2014, and September 30, 2014, Accounts Receivable (net) included $37.2 million, $116 million, and $52.7 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of September 30, 2015, December 31, 2014, and September 30, 2014, Accounts Receivable (net) also included $32.6 million, $96.5 million, and $31.5 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.

11#

Notes Receivable (Finance Segment)—The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through Sotheby's Agency segment (a "consignor advance") and (2) general purpose term loans secured by property not presently intended for sale (a "term loan").
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
Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility has allowed management to debt fund a substantial portion of the loan portfolio. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. (See Note 6 for information related to the Finance segment's dedicated revolving credit facility.)
As of September 30, 2015, December 31, 2014, and September 30, 2014, Notes Receivable (net) related to the Finance segment consisted of the following (in thousands of dollars):

	September 30, 2015	December 31, 2014	September 30, 2014
Consignor advances	$25,992	$25,994	$78,411
Term loans	733,481	618,447	577,553
Total	$759,473	$644,441	$655,964
In certain situations, term loans are also made to refinance client auction and private sale purchases. For the nine months ended September 30, 2015 and 2014, the Finance segment made $44.6 million and $52.2 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2015 and 2014, such repayments totaled $22.4 million and $20.4 million, respectively. As of September 30, 2015, December 31, 2014, and September 30, 2014, Notes Receivable (net) included $112.6 million, $90.4 million, and $104.7 million, respectively, of such loans.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the collateral, which is concentrated within certain collecting categories. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby’s ability to realize on its collateral may be limited or delayed.
Sotheby’s target loan-to-value ("LTV") ratio, which is defined as the principal loan amount divided by the low auction estimate of the collateral, is 50%, but loans are made with LTV ratios between 51% and 60% as the Finance segment credit facility permits borrowings on loans with an LTV of up to 60%. In rare circumstances, loans are also made at an initial LTV ratio higher than 60%. In addition, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. Management believes that the LTV ratio is the critical credit quality indicator for Finance segment secured loans.

12#

The table below provides the aggregate LTV ratio for the Finance segment loan portfolio as of September 30, 2015, December 31, 2014, and September 30, 2014 (in thousands of dollars):

	September 30, 2015	December 31, 2014	September 30, 2014
Finance segment secured loans	$759,473	$644,441	$655,964
Low auction estimate of collateral	$1,552,188	$1,349,094	$1,390,012
Aggregate LTV ratio	49%	48%	47%
The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV ratio above 50% as of September 30, 2015, December 31, 2014, and September 30, 2014 (in thousands of dollars):

	September 30, 2015	December 31, 2014	September 30, 2014
Finance segment secured loans with an LTV ratio above 50%	$355,209	$329,135	$371,449
Low auction estimate of collateral related to Finance segment secured loans with an LTV ratio above 50%	$622,660	$556,662	$636,705
Aggregate LTV ratio of Finance segment secured loans with an LTV ratio above 50%	57%	59%	58%
The table below provides other credit quality information regarding Finance segment secured loans as of September 30, 2015, December 31, 2014, and September 30, 2014 (in thousands of dollars):

	September 30, 2015	December 31, 2014	September 30, 2014
Total secured loans	$759,473	$644,441	$655,964
Loans past due	$53,845	$22,409	$54,227
Loans more than 90 days past due	$—	$—	$11,455
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,429	1,166	1,078
Total allowance for credit losses - secured loans	$1,429	$1,166	$1,078
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of September 30, 2015, $53.8 million of the Notes Receivable (net) balance was considered to be past due. The collateral securing the balance of past due loans has a low auction estimate of $88.7 million, resulting in an aggregate LTV ratio of approximately 61%. Sotheby's is continuing to accrue interest on these past due loans. In consideration of the value of the remaining collateral securing these past due loans and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of September 30, 2015, December 31, 2014, and September 30, 2014, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of September 30, 2015, December 31, 2014, and September 30, 2014, there were no impaired loans outstanding.

13#

During the period January 1, 2015 to September 30, 2015, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2015	$1,166
Change in loan loss provision	263
Allowance for credit losses as of September 30, 2015	$1,429
As of September 30, 2015, unfunded commitments to extend additional credit through Sotheby's Finance segment were $10.7 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In addition, in certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such auction guarantee and Agency segment consignor advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). As of September 30, 2015, auction guarantee advances outstanding totaled $1 million, and there were no Agency segment consignor advances outstanding. As of December 31, 2014 and September 30, 2014, auction guarantee advances totaled $25 million and $64.6 million, respectively, and there were no Agency segment consignor advances outstanding. (See Note 10 for additional information related to auction guarantees.)
In the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms (i.e., Sotheby's pays the consignor prior to receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, Notes Receivable within the Agency segment included $21.8 million and $22.7 million, respectively, of such balances that have been reclassified from Accounts Receivable against which Sotheby's holds $3.7 million of collateral. As of September 30, 2014, there were no such Notes Receivable outstanding. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows.
Under certain circumstances, Sotheby's provides loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of September 30, 2015, December 31, 2014, and September 30, 2014, such loans totaled $4.2 million, $4.9 million, and $6.4 million, respectively. Sotheby's is no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million and, as a result, recognized a gain of $0.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, has a variable market rate of interest, and requires monthly payments during the loan term. As of September 30, 2015, December 31, 2014, and September 30, 2014 the carrying value of this loan was approximately $2.5 million, $2.7 million, and $2.8 million, respectively.
6. Debt
Revolving Credit Facilities—Sotheby's and certain of its wholly-owned subsidiaries are parties to a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation, which provides for separate dedicated revolving credit facilities for the Agency segment (the "Agency Credit Agreement") and the Finance segment (the "Finance Credit Agreement") (collectively, the "Credit Agreements"). On June 15, 2015, the Credit Agreements were amended to increase the commitments under the Finance Credit Agreement in order to support the growth of the Finance segment's loan portfolio and to extend the maturity date of the Credit Agreements by one year to August 22, 2020.
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
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures and limitations on the use of proceeds from borrowings under the Credit Agreements. The Credit Agreements also have a covenant that provides for a limitation on net outstanding auction guarantees (i.e., the aggregate financial exposure under outstanding auction guarantees less the impact of related risk and reward sharing arrangements). On September 16, 2015, the Credit Agreements were amended to temporarily increase this limit to $800 million until February 29, 2016, after which it will revert to $600 million for the duration of the Credit Agreements.
The Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreements, equals or exceeds $200 million. The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2015.
Since August 2009, Sotheby’s has incurred aggregate fees of approximately $21.3 million in conjunction with the establishment of and subsequent amendments to its credit agreement with General Electric Capital Corporation. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreements.

15#

The following tables summarize information relevant to the Credit Agreements as of and for the periods ended September 30, 2015, December 31, 2014, and September 30, 2014 (in thousands of dollars):

As of and for the three and nine months ended September 30, 2015	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$1,035,000	$1,335,000
Borrowing base	$246,448	$613,952	$860,400
Borrowings outstanding	$—	$579,500	$579,500
Available borrowing capacity (b)	$246,448	$34,452	$280,900
Average Borrowings Outstanding:
Three months ended September 30, 2015	$—	$589,413	$589,413
Nine months ended September 30, 2015	$—	$534,144	$534,144
Borrowing Costs:
Three months ended September 30, 2015	$628	$4,282	$4,910
Nine months ended September 30, 2015	$2,085	$11,544	$13,629

As of and for the year ended December 31, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$550,000	$850,000
Borrowing base	$237,830	$519,255	$757,085
Borrowings outstanding	$—	$445,000	$445,000
Available borrowing capacity (b)	$237,830	$74,255	$312,085
Average borrowings outstanding	$—	$306,448	$306,448
Borrowing Costs	$2,240	$8,740	$10,980

As of and for the three and nine months ended September 30, 2014	Agency Credit Agreement	Finance Credit Agreement	Total
Maximum borrowing capacity (a)	$300,000	$550,000	$850,000
Borrowing base	$259,183	$513,185	$772,368
Borrowings outstanding	$—	$449,000	$449,000
Available borrowing capacity (b)	$259,183	$64,185	$323,368
Average Borrowings Outstanding:
Three months ended September 30, 2014	$—	$387,326	$387,326
Nine months ended September 30, 2014	$—	$255,564	$255,564
Borrowing Costs:
Three months ended September 30, 2014	$545	$2,634	$3,179
Nine months ended September 30, 2014	$1,513	$5,368	$6,881
(a) In June 2015, the Credit Agreements were amended to, among other things, increase the maximum borrowing capacity of the Credit Agreements from $850 million to approximately $1.335 billion.
(b) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
For the three months ended September 30, 2015 and 2014, borrowing costs related to the Finance Credit Agreement include interest of $4.1 million and $2.5 million, respectively, and fee amortization of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, borrowing costs related to the Finance Credit Agreement include interest of $10.9 million and $5 million, respectively, and fee amortization of $0.6 million and $0.4 million, respectively. For the year ended December 31, 2014, borrowing costs related to the Finance Credit Agreement include interest of $8.1 million and fee amortization of $0.6 million. Such borrowing costs are reflected in the Condensed Consolidated Statements of Operations as the Cost of Finance Revenues. For the three months ended September 30, 2015 and 2014, the weighted average cost of borrowing related to the Finance Credit Agreement was approximately 2.9% and 2.7%, respectively. For the nine months ended September 30, 2015 and 2014, the weighted average cost of borrowing related to the Finance Credit Agreement was approximately 2.9% and 2.8%, respectively.

16#

Borrowing costs related to the Agency Credit Agreement, which include interest and fee amortization, are reflected in the Condensed Consolidated Statements of Operations as Interest Expense.
Long-Term Debt—As of September 30, 2015, December 31, 2014, and September 30, 2014, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2015	December 31, 2014	September 30, 2014
York Property Mortgage, net of unamortized discount of $0, $1,782, and $2,673	$323,865	$218,728	$218,767
2022 Senior Notes	300,000	300,000	300,000
Less current portion:
York Property Mortgage	(7,223)	(218,728)	(218,767)
Total Long-Term Debt, net	$616,642	$300,000	$300,000
(See the captioned sections below for information related to the York Property Mortgage and the 2022 Senior Notes.)
York Property Mortgage—On February 6, 2009, Sotheby's purchased the land and building located at 1334 York Avenue, New York, New York (the "York Property") from RFR Holding Corp. ("RFR") for a purchase price of $370 million. The York Property is home to Sotheby's sole North American auction salesroom and principal North American exhibition space, including S|2, Sotheby's private sale exhibition gallery. The York Property is also home to the U.S. operations of the Finance segment, as well as Sotheby's corporate offices.
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
On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance the previous York Property Mortgage. After the repayment of the previous York Property Mortgage and the funding of all closing costs, reserves, and expenses, Sotheby's received net cash proceeds of approximately $98 million. The new York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over the seven-year term of the mortgage, with the remaining principal balance of $268.2 million due to be paid on the July 1, 2022 maturity date.
In connection with the new York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap effective as of July 1, 2015 and a five-year interest rate collar effective as of July 1, 2017. Both instruments have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the new York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term. (See Note 16 for additional information related to the interest rate protection agreements.)

17#

The loan agreement governing the new York Property Mortgage contains the following financial covenants, which are subject to additional terms and conditions as provided in the underlying loan agreement:

•
As of July 1, 2020, the LTV ratio may not exceed 65% (the "Maximum LTV") based on the then-outstanding principal balance of the mortgage. If the LTV ratio exceeds the Maximum LTV, Sotheby's may, at its option, post cash or a letter of credit or pay down the mortgage without any prepayment penalty or premium, in an amount that will cause the LTV ratio not to exceed the Maximum LTV.

•
At all times during the term of the mortgage, the Debt Yield (as defined in the loan agreement governing the mortgage) will not be less than 8.5% (the "Minimum Debt Yield"). If the Debt Yield falls below the Minimum Debt Yield, Sotheby's has the option to post cash or a letter of credit or prepay the mortgage without any prepayment penalty or premium, in an amount that will cause the Debt Yield to exceed the Minimum Debt Yield.

•
If Sotheby’s corporate credit rating from Standard & Poor’s Rating Services is downgraded to "BB-", Sotheby's must establish a cash management account (the "Cash Management Account") under the control of the lender, whereby any excess cash remaining after the monthly payment of debt service, insurance, and taxes would remain in the account. If the rating is downgraded to "B+" or "B", Sotheby's must deposit a certain amount of debt service into the Cash Management Account. If the rating is downgraded to lower than "B", Sotheby's must make principal payments on the mortgage such that the LTV ratio does not exceed 65%.

•
At all times during the term of the mortgage, Sotheby’s will, subject to a cure period, maintain a net worth of at least $425 million. If, however, Sotheby's fails to maintain the required minimum net worth, it will have 60 days to cure such default.

The York Property and the related mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby's affiliates or any other entity.
As of September 30, 2015, the fair value of the York Property Mortgage approximates its book value due to the variable interest rate associated with the mortgage.
2022 Senior Notes—On September 27, 2012, Sotheby's issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). The 2022 Senior Notes were offered only to qualified institutional buyers in accordance with Rule 144A and to non-U.S. Persons under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Holders of the 2022 Senior Notes do not have registration rights, and the 2022 Senior Notes have not been and will not be registered under the Securities Act.
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
As of September 30, 2015, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $279 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").

18#

Future Principal and Interest Payments—The aggregate future payments due under the York Property Mortgage, the 2022 Senior Notes, and Sotheby's credit facility borrowings during the five-year period after the September 30, 2015 balance sheet date are as follows (in thousands of dollars):

October 2015 to September 2016	$33,164
October 2016 to September 2017	$34,090
October 2017 to September 2018	$36,585
October 2018 to September 2019	$36,595
October 2019 to September 2020	$616,105
In consideration of the interest rate protection agreements relating to the York Property Mortgage, the table above assumes that the annual interest rate for the first two years of the mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term.
Interest Expense—For the three and nine months ended September 30, 2015 and 2014, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Agency Credit Agreement:
Amortization of amendment and arrangement fees	$270	$263	$899	$768
Commitment fees	358	282	1,186	745
Sub-total	628	545	2,085	1,513
York Property Mortgage	2,738	4,103	10,813	12,278
2022 Senior Notes	4,098	4,098	12,294	12,294
Other interest expense	(26)	11	(19)	223
Total Interest Expense	$7,438	$8,757	$25,173	$26,308
In the table above, Interest Expense related to the York Property Mortgage and the 2022 Senior Notes includes the amortization of debt issuance costs and, when applicable, the amortization of discount.
7. Investment in RM Sotheby's
On February 18, 2015, Sotheby's acquired a 25% ownership interest in RM Auctions, an auction house for investment-quality automobiles, for $30.7 million. Following this investment, RM Auctions is now known as RM Sotheby's. In addition to the initial 25% ownership interest, Sotheby’s has governance participation and a comprehensive partnership agreement to work together to drive growth in the business. Over time, Sotheby’s will have opportunities to increase its ownership stake as the partnership evolves and grows. For the three and nine months ended September 30, 2015, Sotheby's results include $2.3 million and $4 million, respectively, of equity earnings related to RM Sotheby's.

19#

8. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan covering U.K. employees who entered service prior to April 1, 2004 (the "U.K. Pension Plan"). The table below summarizes the components of the net pension cost (benefit) related to the U.K. Pension Plan for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$1,140	$1,141	$3,381	$3,420
Interest cost	3,276	3,964	9,718	11,884
Expected return on plan assets	(5,115)	(5,875)	(15,172)	(17,612)
Amortization of previously unrecognized net pension losses	1,006	595	2,983	1,783
Amortization of prior service cost	92		273	—
Net pension cost (benefit)	$399	$(175)	$1,183	$(525)
For the nine months ended September 30, 2015, Sotheby's contributed $1.7 million to the U.K. Pension Plan, and total contributions for the year ending December 31, 2015 are expected to be approximately $2.2 million.
9. Commitments and Contingencies
Compensation Arrangements—Sotheby’s has compensation arrangements with certain senior employees, which expire at various points between December 31, 2015 and March 31, 2020. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $20 million as of September 30, 2015.
Guarantees of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property that has sold at auction, but has not yet been paid for by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
Sotheby's has an outstanding guarantee of collection related to property that sold at auction in October 2015 for $2.6 million. In the event that the purchaser does not pay for the property by the settlement date, which is 35 days after the date of the auction, Sotheby's will pay the consignor the net sale proceeds of the item, but Sotheby's would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale.
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

20#

Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the "Resale Royalties Act"). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the U.S. Constitution and is preempted by the U.S. Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs appealed this ruling. On May 5, 2015, an en banc panel of the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming the lower court decision that the Resale Royalties Act was unconstitutional insofar as it sought to apply to sales outside of the state of California. The plaintiffs have filed a motion for certiorari to the U.S. Supreme Court, which remains pending.
(See Note 5 for information related to unfunded commitments to extend additional credit through Sotheby's Finance segment. See Note 6 for information related to Sotheby's debt commitments. See Note 10 for information related to Sotheby's auction guarantees. See Note 18 for information related to Sotheby's income tax contingencies.)
10. Auction Guarantees
From time-to-time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). Sotheby’s is generally entitled to a share of the excess proceeds (the "overage") if the property under the auction guarantee sells above the guaranteed price. In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. The amount of any such shortfall is reduced by the auction commissions earned by Sotheby’s on property sold under the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s has the right to recover such amount through the future sale of the property. Depending on the mix of items subject to a guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
In situations when the guaranteed property does not sell, the property is recorded as Inventory on the Condensed Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., the expected sale price upon its eventual disposition). The proceeds ultimately realized by Sotheby’s on the sale of previously guaranteed property may equal, exceed, or be less than the estimated net realizable value recorded as Inventory on the Condensed Consolidated Balance Sheets.
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

21#

Sotheby's credit agreement has a covenant that imposes a limitation on net outstanding auction guarantees (i.e., the aggregate financial exposure under outstanding auction guarantees less the impact of related risk and reward sharing arrangements). On September 16, 2015, the Credit Agreements were amended to temporarily increase this limit to $800 million until February 29, 2016, after which it will revert to $600 million for the duration of the Credit Agreements (see Note 6). In addition to compliance with this covenant, Sotheby's use of auction guarantees and related risk and reward sharing arrangements is also subject to management and, in some cases, Board of Directors, approval.
As of September 30, 2015, Sotheby’s had outstanding auction guarantees totaling $630.6 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $104.5 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is either below or within the range of the pre-sale auction estimates for the underlying property. A substantial portion of the property related to Sotheby's outstanding auction guarantees is being offered at auctions in October and November 2015, with the remainder scheduled to be offered in December 2015 and the first quarter of 2016. Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of September 30, 2015, $1 million of the guaranteed amount was advanced by Sotheby's. As of September 30, 2015, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its outstanding auction guarantees was approximately $21.7 million, as compared to $5.3 million and $9.6 million as of December 31, 2014 and September 30, 2014, respectively. This liability is recorded on the Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
As of September 30, 2015, outstanding auction guarantees included an arrangement with the Estate of A. Alfred Taubman ("the Estate") under which Sotheby’s is selling works of art from the collection of A. Alfred Taubman at auctions in November and December 2015 and also in January 2016. Robert S. Taubman, a director of Sotheby's, is a trustee and beneficiary of the Estate. In connection with this arrangement, Sotheby's provided an auction guarantee of $515 million. On November 4 and 5, 2015, Sotheby's held the first two of the four sales of property under this auction guarantee. The total aggregate proceeds (i.e., the hammer price plus buyer's premium) from these sales (including initially unsold items which were sold immediately after the auction), when combined with the estimated value of items taken into inventory because they failed to sell at these auctions and the estimated value of the remaining property to be offered at future auctions, including buyer's premium, are expected to be sufficient to cover the $515 million auction guarantee. The amount of the auction guarantee ascribed to property yet to be offered is approximately $54 million and covers property with a pre-sale low estimate, excluding buyer's premium, of approximately $48 million. This remaining property will be offered at auctions later in the fourth quarter of 2015 and in January 2016. Sotheby's will not earn net revenue or profit from the sale of property from the Taubman collection until the aggregate proceeds from the auctions, including buyer's premium, and from the future sale of any items that initially failed to sell at auction, exceed the amount of the guarantee.
As of November 6, 2015, Sotheby's had outstanding auction guarantees totaling $171.2 million and, as of that date, Sotheby's financial exposure was reduced by risk and reward sharing arrangements totaling $90.4 million. Each of the auction guarantees outstanding as of November 6, 2015 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. All of the property related to these auction guarantees is being offered at auctions later in the fourth quarter of 2015 and in January 2016. As of November 6, 2015, $3 million of the guaranteed amount had been advanced by Sotheby's.

22#

11. Shareholders' Equity and Dividends
Common Stock Repurchase Program—In January 2014, Sotheby's Board of Directors authorized a five-year, $150 million Common Stock repurchase program. In March 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated share repurchase ("ASR") agreement. On August 6, 2015, Sotheby’s Board of Directors approved an increase of $125 million to Sotheby's share repurchase authorization, which resulted in a total share repurchase authorization of $250 million as of that date.
On August 13, 2015, Sotheby's entered into an ASR agreement (the "August 2015 ASR Agreement") pursuant to which it received an initial delivery of 2,667,378 shares of its Common Stock for an initial purchase price of $125 million. The initial shares received by Sotheby's on August 13, 2015 had a value of $100 million, or $37.49 per share.
The total number of shares ultimately purchased by Sotheby’s upon the conclusion of the August 2015 ASR Agreement will generally be based on the average of the daily volume-weighted average prices of its Common Stock during the term of the agreement, less an agreed discount. Upon final settlement of the August 2015 ASR Agreement, Sotheby’s may be entitled to receive additional shares of its Common Stock or, under certain circumstances, Sotheby’s may be required to deliver shares or make an additional cash payment to the counterparty, at its option. The August 2015 ASR Agreement is scheduled to expire on December 22, 2015, but may conclude earlier at the counterparty's option, and may be terminated early upon the occurrence of certain events.
As of September 30, 2015, Sotheby's has recorded $100 million to Treasury Stock to reduce Shareholders’ Equity for the value of the initial shares delivered under the August 2015 ASR Agreement and $25 million to Additional Paid-In Capital for the unsettled portion of the agreement, which represents a forward contract indexed to Sotheby's Common Stock.
As of September 30, 2015, there was $125 million remaining under the share repurchase authorizations approved by Sotheby's Board of Directors. Management expects that the balance of the share repurchase program will be executed in the next 9 months to 15 months, via open market transactions and/or additional ASR agreements.
Special Dividend—In January 2014, Sotheby's Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. The special dividend was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by then existing domestic cash balances. In conjunction with this special dividend, Sotheby's accrued approximately $11 million for dividend equivalents owed on share-based payments to employees. Through September 30, 2015, approximately $6 million of such dividend equivalents has been paid to employees, with $2 million paid in March 2015 and $4 million paid in March 2014. (See Note 12 for information related to Sotheby's share-based payment programs.)
Quarterly Cash Dividends—The following table summarizes quarterly dividends declared and paid for the nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014

Quarterly Dividends	Per Share	Amount	Per Share	Amount
1st quarter	$0.10	$6,944	$0.10	$6,944
2nd quarter	0.10	6,933	0.10	6,894
3rd quarter	0.10	6,667	0.10	6,899
Total	$0.30	$20,544	$0.30	$20,737
On November 6, 2015, Sotheby's Board of Directors declared a quarterly cash dividend of $0.10 per share (approximately $6.7 million) payable on December 15, 2015 to holders of record as of December 1, 2015.

23#

12. Share-Based Payments
Share-based payments to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted stock shares, and stock options. A description of each of these share-based payments is provided below. Compensation expense related to share-based payments is generally recorded as a component of Salaries and Related Costs in the Condensed Consolidated Statements of Operations. However, share-based payment expense of $2 million recognized in the first quarter of 2015 related to fully-vested restricted stock units granted to Thomas S. Smith, Jr. upon the commencement of his employment as Sotheby's President and Chief Executive Officer ("CEO") is reported in the Condensed Consolidated Statements of Operations within CEO Separation and Transition Costs (see Note 13).
For the three and nine months ended September 30, 2015 and 2014, compensation expense related to share-based payments, including the $2 million charge recognized in the first quarter of 2015 and classified within CEO Separation and Transition Costs, was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Pre-Tax	$6,122	$4,454	$23,357	$17,349
After-Tax	$4,324	$3,117	$15,778	$11,772
For the nine months ended September 30, 2015 and 2014, Sotheby's recognized $1.1 million and $3.6 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Condensed Consolidated Statements of Cash Flows.
As of September 30, 2015, unrecognized compensation expense related to the unvested portion of share-based payments was $37 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.5 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
Sotheby's Restricted Stock Unit Plan—Sotheby's Second Amended and Restated Restricted Stock Unit Plan (the "Restricted Stock Unit Plan") provides for the issuance of Restricted Stock Units ("RSU's") to employees, subject to the approval of the Compensation Committee of the Board of Directors (the "Compensation Committee"). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential future contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deems relevant.
RSU's issued under the Restricted Stock Unit Plan generally vest evenly over a three-year service period. Prior to vesting, holders of RSU's do not have voting rights, but are entitled to receive dividend equivalents. Dividend equivalents paid to holders of unvested RSU's are not forfeitable. RSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
Performance Share Units (or "PSU's") are RSU's that are generally earned over three or four years, subject to the achievement of certain profitability targets. Prior to being earned, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's and are only paid for the portion of PSU's that are earned and become shares of Common Stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they are earned.
As discussed in more detail below, in the first quarter of 2015, Sotheby's granted to Thomas S. Smith, Jr., its new President and CEO, 94,140 PSU's under the Restricted Stock Unit Plan with a single vesting opportunity after a five-year service period contingent upon the achievement of pre-determined levels of Sotheby's stock price appreciation. These PSU's do not have any voting or dividend equivalent rights. In addition, as discussed in more detail below under "CEO Share-Based Payment Awards," in the first quarter of 2015, Sotheby's also granted to Mr. Smith 158,638 restricted stock shares and 47,070 fully-vested RSU's outside of the Restricted Stock Unit Plan.

24#

For the nine months ended September 30, 2015, in addition to the PSU's granted to Mr. Smith, Sotheby's issued share-based payment awards under the Restricted Stock Unit Plan with a total fair value of $28.9 million, as follows:

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

•	275,966 RSU's with annual vesting over a three-year service period and a fair value of $12.1 million, related almost entirely to Sotheby's incentive compensation programs.
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

•
An inducement award of 47,070 fully-vested RSU's with a fair value of $2 million awarded to Mr. Smith to compensate him for a portion of the annual bonus that he would have received from his previous employer. The Common Stock shares associated with this award will be distributed in three approximately equal installments on the third, fourth, and fifth anniversaries of the grant date. These RSU's were not issued pursuant to the Restricted Stock Unit Plan and have not been registered with the Securities and Exchange Commission. These RSU's will be credited with dividend equivalents based on the dividends paid on the underlying number of shares of Common Stock.

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

Summary of Outstanding Share-Based Payment Awards—For the nine months ended September 30, 2015, changes to the number of outstanding RSU’s, PSU’s, and Restricted Stock shares were as follows (shares in thousands):

	Number of RSU’s, PSU’s, and Restricted Stock Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,806	$40.32
Granted	960	$47.27
Vested	(549)	$39.31
Canceled	(207)	$42.42
Outstanding at September 30, 2015	2,010	$43.70
As of September 30, 2015, 3.2 million units were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the nine months ended September 30, 2015 and 2014 was $22.9 million and $28.1 million, respectively, based on the closing price of Sotheby's Common Stock on the dates the shares vested.

25#

Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of September 30, 2015, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan. As of September 30, 2015, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 4.4 years, and an aggregate intrinsic value of $0.5 million.
No stock options were exercised or granted during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the aggregate intrinsic value of options exercised was $1.2 million, the cash proceeds received as a result of these exercises was $1 million, and the associated excess tax benefit recognized was $0.3 million.
13. CEO Separation and Transition Costs
In the first quarter of 2015, Sotheby's recognized $4.2 million in costs associated with the hiring of Thomas S. Smith, Jr. as its President and Chief Executive Officer which are classified within CEO Separation and Transition Costs. These costs principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully-vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that was paid in September 2015. There was no required service period associated with this compensation. CEO Separation and Transition Costs also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.
14. Restructuring Charges (Net)
On July 16, 2014, Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K., which resulted in a $14.3 million charge for the three months ended September 30, 2014. For the year ended December 31, 2014, the 2014 Restructuring Plan resulted in Restructuring Charges (net) of approximately $14.2 million, consisting of $13.9 million in employee termination benefits and approximately $0.3 million of lease exit costs. All of the headcount reductions resulting from the 2014 Restructuring Plan have been completed.
For the three and nine months ended September 30, 2015, Sotheby's recognized benefits in Restructuring Charges (net) of $0.1 million and $1 million, respectively, related to adjustments to the accrual for employee termination benefits. As of September 30, 2015, Sotheby's has made payments of approximately $12.3 million related to the 2014 Restructuring Plan, and the related accrued liability was reduced by $1 million as a result of foreign currency exchange rate changes. Accordingly, as of September 30, 2015, the liability related to the 2014 Restructuring Plan has been fully settled.
15. Special Charges (Net)
For the nine months ended September 30, 2014, Sotheby's recognized special charges (net) of $20.1 million related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point LLC ("Third Point"), and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. This amount is net of a $4.6 million insurance recovery recognized in the third quarter of 2014 pertaining to certain professional services fees incurred in the defense of the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement.
Included in Special Charges (net) for the nine months ended September 30, 2014 is $10 million for the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement was part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the "Third Point Entities") on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, Mr. Loeb, Mr. Reza and Mr. Wilson (the "Third Point Nominees") were appointed to Sotheby's Board of Directors. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.

26#

16. Derivative Financial Instruments
Derivatives Financial Instruments Designated as Cash Flow Hedges—On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance the York Property Mortgage. The new York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over the seven-year term of the mortgage. In connection with the new York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Collar"), effective as of July 1, 2017. Both of these instruments have a notional amount equal to the applicable principal balance of the new York Property Mortgage and have an identical amortization schedule to that of the mortgage. (See Note 6 for information related to the York Property Mortgage.)
As of September 30, 2015, the notional value of the Swap was equal to the $323.9 million principal balance of the new York Property Mortgage on that date, and the notional value of the Collar was $310.3 million, which is equal to the forecasted principal mortgage balance as of its effective date. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the new York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the new York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
At their inception, the Swap and the Collar were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the new York Property Mortgage. Accordingly, to the extent that the Swap and the Collar are effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in the Condensed Consolidated Statements of Operations as interest expense related to the mortgage is recorded. Any hedge ineffectiveness is immediately recognized in Interest Expense. There was no hedge ineffectiveness related to the Swap or the Collar during the three and nine months ended September 30, 2015. Sotheby's performs a quarterly assessment to determine whether the Swap and the Collar continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the new York Property Mortgage.
As of September 30, 2015, the fair value of the Swap recorded in Other Current Liabilities on the Condensed Consolidated Balance Sheets was $1.9 million. For the three and nine months ended September 30, 2015, the loss in fair value associated with the Swap recognized in Other Comprehensive Loss was $1.4 million (net of tax) and the amount reclassified to Interest Expense during the period was $0.4 million (net of tax).
As of September 30, 2015, the fair value of the Collar recorded in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheets was $8.2 million. For the three and nine months ended September 30, 2015, the loss in fair value associated with the Collar recognized in Other Comprehensive Loss was $5 million (net of tax).
The Swap and the Collar liabilities have been designated as Level 2 fair value measurements within the fair value hierarchy. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies. The fair value of the Swap is based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the frequency of the interest cash flows of the new York Property Mortgage. The fair value of the Collar is based on an option pricing model using observable LIBOR-curve rates for each forecasted monthly settlement, with the projected cash flows discounted using the contractual terms of the instrument, which are consistent with the frequency of the interest cash flows of the new York Property Mortgage.

27#

Derivative Financial Instruments Not Designated as Hedging Instruments—Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All instruments used to offset cash flow exposures related to foreign currency exchange rate movements are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these instruments are recognized in the Condensed Consolidated Statements of Operations in Other (Expense) Income.
As of September 30, 2015, the notional value of outstanding forward exchange contracts was $18.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings. As of September 30, 2015, December 31, 2014, and September 30, 2014, the fair values of these contracts were not material to Sotheby's consolidated financial statements.

28#

17. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss, which is a component of Shareholders' Equity in the Condensed Consolidated Balance Sheets, for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

Three Months Ended September 30, 2015	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Total
Balance at July 1, 2015	$(34,602)	$(42,155)	$—	$(76,757)
Other comprehensive (loss) income before reclassifications	(12,127)	1,419	(6,420)	(17,128)
Amounts reclassified from accumulated other comprehensive loss	—	878	350	1,228
Net other comprehensive (loss) income	(12,127)	2,297	(6,070)	(15,900)
Balance at September 30, 2015	$(46,729)	$(39,858)	$(6,070)	$(92,657)

Three Months Ended September 30, 2014	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Total
Balance at July 1, 2014	$7,452	$(38,399)	$—	$(30,947)
Other comprehensive (loss) income before reclassifications	(22,601)	2,130	—	(20,471)
Amounts reclassified from accumulated other comprehensive loss	—	476	—	476
Net other comprehensive (loss) income	(22,601)	2,606	—	(19,995)
Balance at September 30, 2014	$(15,149)	$(35,793)	$—	$(50,942)

Nine Months Ended September 30, 2015	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Total
Balance at January 1, 2015	$(33,223)	$(43,543)	$—	$(76,766)
Other comprehensive (loss) income before reclassifications	(13,506)	1,082	(6,420)	(18,844)
Amounts reclassified from accumulated other comprehensive loss	—	2,603	350	2,953
Net other comprehensive (loss) income	(13,506)	3,685	(6,070)	(15,891)
Balance at September 30, 2015	$(46,729)	$(39,858)	$(6,070)	$(92,657)

Nine Months Ended September 30, 2014	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Total
Balance at January 1, 2014	$(1,352)	$(38,101)	$—	$(39,453)
Other comprehensive (loss) income before reclassifications	(15,855)	881	—	(14,974)
Amounts reclassified from accumulated other comprehensive loss	2,058	1,427	—	3,485
Net other comprehensive (loss) income	(13,797)	2,308	—	(11,489)
Balance at September 30, 2014	$(15,149)	$(35,793)	$—	$(50,942)
Other Comprehensive (Loss) Income Before Reclassifications reflects the change in the foreign currency translation adjustment account during the period, including the change in the foreign currency translation adjustment account related to the U.K. Pension Plan, as well as the gain or (loss) related to cash flow hedges. (See Note 16 for information related to derivative financial instruments.)
For the three and nine months ended September 30, 2015, $0.9 million and $2.6 million (respectively, net of taxes) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Statements of Operations as a result of the amortization of previously unrecognized U.K. Pension Plan losses and prior service costs. For the three and nine months ended September 30, 2014, $0.5 million and $1.4 million (respectively, net of taxes) was reclassified from Accumulated Other Comprehensive Loss and recorded on a pre-tax basis to Salaries and Related Costs in the Condensed Consolidated Statements of Operations as a result of the amortization of previously unrecognized U.K. Pension Plan losses. (See Note 8 for information related to the U.K. Pension Plan.)

29#

For the nine months ended September 30, 2014, $2.1 million was reclassified from Accumulated Other Comprehensive Loss to Other Expense in the Condensed Consolidated Statements of Operations as a result of the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary.
18. Uncertain Tax Positions
As of September 30, 2015, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $21 million, representing a net decrease of $1.8 million when compared to the liability of $22.8 million as of December 31, 2014. This net decrease is primarily the result of both the expiration of the statute of limitations for certain tax years and the closing of tax audits for certain tax years, partially offset by the accrual of tax reserves related to transfer pricing. As of September 30, 2014, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $23.7 million. As of September 30, 2015, December 31, 2014, and September 30, 2014, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $12.8 million, $12.3 million, and $13 million, respectively. Sotheby’s believes it is reasonably possible that a decrease of $4.3 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2015 balance sheet date as a result of the expiration of statutes of limitations.
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
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties decreased by $0.2 million for the nine months ended September 30, 2015.
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
19. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and management transact with Sotheby's to buy and sell property at auction and through private sales. For the three and nine months ended September 30, 2015, Sotheby’s recognized Agency Commissions and Fees of $0.2 million and $2.2 million, respectively, related to the sale and purchase of property by related parties. For the three and nine months ended September 30, 2014, Sotheby’s recognized Agency Commissions and Fees of $0.1 million and $2 million, respectively, related to the sale and purchase of property by related parties.
(See Note 10 for information related to an auction guarantee arrangement with a related party that was outstanding as of September 30, 2015.)

30#

20. Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. This standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On August 12, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
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

31#

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") should be read in conjunction with Note 4 ("Segment Reporting") of Notes to Condensed Consolidated Financial Statements.
Sotheby's Business
Sotheby’s is a global art business whose operations are organized under two segments—Agency and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, and jewelry (collectively, "art" or "works of art" or "artwork" or "property") through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby’s and also includes the activities of RM Sotheby's, an equity investee. The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art. (See Note 4 of Notes to Condensed Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015.)
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
As the global art market has grown, the value of the property sold by Sotheby's has increased and the competitive environment between Sotheby’s and Christie’s has intensified. These factors have resulted in a decline in auction commission margins over the past few years, with the competitive environment for high-value consignments causing an increase in the use of auction commission sharing arrangements and an increase in the use of auction guarantees, sometimes without the protection of irrevocable bids. To help mitigate the decline in auction commission margins, in March 2013 and again in February 2015, management enacted increases in Sotheby’s buyer’s premium rate structure. (See "Auction Commission Margin" within the discussion of Agency segment results below for additional commentary.)

32#

In recent years, there has also been an increase in the demand for art-related financing. In response, and in an effort to reduce the Finance segment's cost of capital and enhance returns, in January 2014, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility has allowed management to debt fund 76% of the loan portfolio, and has contributed to a 33% increase in the average client loan portfolio when compared to December 31, 2014, resulting in a 37% increase in Finance segment gross profit for the nine months ended September 30, 2015 when compared to the same period in the prior year.
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
CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
Overview
In the third quarter of 2015, Sotheby's reported a net loss of ($17.9) million, reflecting a decrease of $9.8 million (35%) when compared to a net loss of ($27.7) million in the same period of the prior year. In the current year third quarter, Adjusted Net Loss* decreased $2.6 million (13%) to ($17.9) million from ($20.6) million in the prior year. The lower Adjusted Net Loss* is primarily attributable to the completion of a number of profitable inventory sales in the period and an improvement in Sotheby's Finance segment results, partially offset by lower auction commission revenues. While Net Auction Sales1 increased $47.9 million (15%) in the current third quarter period as a result of a change in the timing of the evening sale of Contemporary Art in London, third quarter auction commission revenues decreased principally due to significantly weaker sales results in higher margin categories such as Old Master Paintings, Asian Art, and Jewelry.
For the nine months ended September 30, 2015, Sotheby's reported net income of $54.9 million, reflecting an increase of $11.1 million (25%) when compared to net income of $43.8 million in the same period of the prior year. In the current year-to-date period, Adjusted Net Income* decreased $1.7 million (3%) to $62.5 million from $64.3 million in the prior year. This decrease is principally due to the strengthening of the U.S. Dollar, as changes in foreign currency exchange rates reduced net income by approximately $5 million, and weaker sales in categories such as Old Master Paintings and Asian Art. These factors are partially offset by the improved performance of the Impressionist and Modern Art and Contemporary Art collecting categories, as well as growth in the profitability of the Finance segment and $4 million in equity earnings from RM Sotheby's.
Update on Taubman Auction Guarantee
As of September 30, 2015, outstanding auction guarantees included an arrangement with the Estate of A. Alfred Taubman ("the Estate") under which Sotheby’s is selling works of art from the collection of A. Alfred Taubman at auctions in November and December 2015 and also in January 2016. Robert S. Taubman, a director of Sotheby's, is a trustee and beneficiary of the Estate. In connection with this arrangement, Sotheby's provided an auction guarantee of $515 million. On November 4 and 5, 2015, Sotheby's held the first two of the four sales of property under this auction guarantee. The total aggregate proceeds (i.e., the hammer price plus buyer's premium) from these sales (including initially unsold items which were sold immediately after the auction), when combined with the estimated value of items taken into inventory because they failed to sell at these auctions and the estimated value of the remaining property to be offered at future auctions, including buyer's premium, are expected to be sufficient to cover the $515 million auction guarantee. The amount of the auction guarantee ascribed to property yet to be offered is approximately $54 million and covers property with a pre-sale low estimate, excluding buyer's premium, of approximately $48 million. This remaining property will be offered at auctions later in the fourth quarter of 2015 and in January 2016. Sotheby's will not earn net revenue or profit from the sale of property from the Taubman collection until the aggregate proceeds from the auctions, including buyer's premium, and from the future sale of any items that initially failed to sell at auction, exceed the amount of the guarantee.
____________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure.
1 Represents the total hammer (sale) price of property sold at auction.

33#

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014
The tables below present a summary of Sotheby’s consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars, except per share data):

			Variance
Three Months Ended September 30,	2015	2014	$	%
Revenues:
Agency commissions and fees	$69,222	$76,229	$(7,007)	(9%)
Inventory sales	53,226	6,273	46,953	*
Finance	12,933	8,917	4,016	45%
License fees	2,539	2,376	163	7%
Other	72	406	(334)	(82%)
Total revenues	137,992	94,201	43,791	46%
Expenses:
Agency direct costs	8,156	6,002	2,154	36%
Cost of inventory sales	43,678	7,999	35,679	*
Cost of Finance revenues	4,282	2,634	1,648	63%
Marketing	3,767	3,076	691	22%
Salaries and related	56,897	58,888	(1,991)	(3%)
General and administrative	38,124	37,798	326	1%
Depreciation and amortization	4,881	5,157	(276)	(5%)
Restructuring charges (net) (a)	(86)	14,285	(14,371)	N/A
Special charges (net) (b)	—	(4,169)	4,169	100%
Total expenses	159,699	131,670	28,029	21%
Operating loss	(21,707)	(37,469)	15,762	42%
Net interest expense (d)	(6,959)	(8,136)	1,177	14%
Other (expense) income	(2,116)	1,438	(3,554)	N/A
Loss before taxes	(30,782)	(44,167)	13,385	30%
Equity in earnings of investees	2,827	296	2,531	*
Income tax benefit	(10,078)	(16,173)	6,095	38%
Net loss	(17,877)	(27,698)	9,821	35%
Less: Net income attributable to noncontrolling interest	17	28	(11)	(39%)
Net loss attributable to Sotheby's	$(17,894)	$(27,726)	$9,832	35%
Diluted loss per share - Sotheby’s common shareholders	$(0.26)	$(0.40)	$0.14	35%
Statistical Metrics:
Aggregate Auction Sales (e)	$440,423	$385,277	$55,146	14%
Net Auction Sales (f)	$370,928	$322,973	$47,955	15%
Private Sales (g)	$84,963	$153,538	$(68,575)	(45%)
Consolidated Sales (h)	$578,612	$543,488	$35,124	6%
Adjusted Expenses (i)	$111,825	$110,921	$904	1%
Adjusted Operating Loss (i)	$(21,793)	$(27,353)	$5,560	20%
Adjusted Net Loss (i)	$(17,943)	$(20,591)	$2,648	13%
Adjusted Diluted Loss Per Share (i)	$(0.26)	$(0.30)	$0.04	13%
Effective income tax rate	32.7%	36.6%	(3.9%)	N/A

34#

			Variance
Nine Months Ended September 30,	2015	2014	$	%
Revenues:
Agency commissions and fees	$507,481	$515,544	$(8,063)	(2%)
Inventory sales	73,214	41,007	32,207	79%
Finance	37,590	22,739	14,851	65%
License fees	6,981	6,535	446	7%
Other	407	1,004	(597)	(59%)
Total revenues	625,673	586,829	38,844	7%
Expenses:
Agency direct costs	52,725	48,056	4,669	10%
Cost of inventory sales	72,380	40,019	32,361	81%
Cost of Finance revenues	11,544	5,368	6,176	*
Marketing	12,575	10,773	1,802	17%
Salaries and related	228,009	222,477	5,532	2%
General and administrative	117,584	113,340	4,244	4%
Depreciation and amortization	14,444	15,370	(926)	(6%)
CEO separation and transition costs (c)	4,232	—	4,232	N/A
Restructuring charges (net) (a)	(975)	14,285	(15,260)	*
Special charges (net) (b)	—	20,088	(20,088)	(100%)
Total expenses	512,518	489,776	22,742	5%
Operating income	113,155	97,053	16,102	17%
Net interest expense (d)	(23,935)	(24,869)	934	4%
Other (expense) income	(3,830)	690	(4,520)	N/A
Income before taxes	85,390	72,874	12,516	17%
Equity in earnings of investees	5,953	680	5,273	*
Income tax expense	36,635	29,502	7,133	24%
Net income	54,708	44,052	10,656	24%
Less: Net (loss) income attributable to noncontrolling interest	(172)	260	(432)	N/A
Net income attributable to Sotheby's	$54,880	$43,792	$11,088	25%
Diluted earnings per share - Sotheby’s common shareholders	$0.79	$0.61	$0.18	30%
Statistical Metrics:
Aggregate Auction Sales (e)	$3,537,330	$3,576,934	$(39,604)	(1%)
Net Auction Sales (f)	$2,983,388	$3,028,681	$(45,293)	(1%)
Private Sales (g)	$455,156	$447,569	$7,587	2%
Consolidated Sales (h)	$4,055,236	$4,040,819	$14,417	—%
Adjusted Expenses (i)	$415,836	$410,016	$5,820	1%
Adjusted Operating Income (i)	$125,913	$131,426	$(5,513)	(4%)
Adjusted Net Income (i)	$62,541	$64,268	$(1,727)	(3%)
Adjusted Diluted Earnings Per Share (i)	$0.90	$0.91	$(0.01)	(1%)
Effective income tax rate	42.9%	40.5%	2.4%	N/A

35#

Legend:
*	Represents a variance in excess of 100%.
(a)
Consists of the initial accrual recognized in the third quarter of 2014 for employee termination benefits associated with the restructuring plan enacted in July 2014, as well as adjustments made to the recorded liability in subsequent periods.

(b)
Consists of expenses directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC ("Third Point"). The amounts recorded for the three and nine months ended September 30, 2014 are net of a related $4.6 million insurance recovery recognized in the third quarter of 2014.

(c)	Consist of compensation-related costs and professional fees associated with the hiring of Thomas S. Smith, Jr. as Sotheby's President and Chief Executive Officer.
(d)	Represents interest expense less interest income.
(e)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium.
(f)	Represents the total hammer (sale) price of property sold at auction.
(g)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
(h)
Represents the sum of Aggregate Auction Sales, Private Sales, and Inventory sales. For the purposes of this calculation, when applicable, amounts that are associated with the sale of Sotheby's inventory at auction and included in Aggregate Auction Sales are eliminated.

(i)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.

36#

Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated fine art, decorative art, and jewelry through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that have been purchased opportunistically by Sotheby's and also includes the activities of RM Sotheby's, an equity investee. (See Note 4 of Notes to Condensed Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015.)
The tables below present a summary of Agency segment gross profit and related statistical metrics for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

			Variance
Three Months Ended September 30,	2015	2014	$	%
Agency commissions and fees:
Auction commissions	$56,329	$64,247	$(7,918)	(12%)
Private sale commissions	9,865	12,412	(2,547)	(21%)
Auction guarantees (net)	(418)	(3,864)	3,446	89%
Other	3,446	3,434	12	—%
Total Agency commissions and fees	69,222	76,229	(7,007)	(9%)
Inventory sales	51,530	4,220	47,310	*
Total Agency segment revenues	120,752	80,449	40,303	50%
Agency direct costs:
Auction direct costs	6,867	4,035	2,832	70%
Private sale expenses	1,289	1,967	(678)	(34%)
Total Agency direct costs	8,156	6,002	2,154	36%
Cost of inventory sales	42,428	6,056	36,372	*
Total Agency direct costs and cost of inventory sales	50,584	12,058	38,526	*
Intersegment costs:
Interest (a)	1,119	1,815	(696)	(38%)
Fees (b)	487	309	178	58%
Consignment fees (c)	1,707	19	1,688	*
Total intersegment costs	3,313	2,143	1,170	55%
Agency segment gross profit (d)	$66,855	$66,248	$607	1%
Statistical Metrics:
Aggregate Auction Sales (e)	$440,423	$385,277	$55,146	14%
Net Auction Sales (f)	$370,928	$322,973	$47,955	15%
Items sold at auction with a hammer (sale) price greater than $1 million	51	43	8	19%
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $1 million	$224,370	$139,452	$84,918	61%
Items sold at auction with a hammer (sale) price greater than $2 million	24	21	3	14%
Total hammer price of items sold at auction with a hammer (sale) price greater than $2 million	$187,595	$110,187	$77,408	70%
Items sold at auction with a hammer (sale) price greater than $3 million	18	13	5	38%
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$173,389	$86,749	$86,640	*
Auction commission margin (g)	15.2%	19.9%	(4.7%)	N/A
Auction direct costs as a percentage of Net Auction Sales	1.85%	1.25%	0.60%	N/A
Private Sales (h)	$84,963	$153,538	$(68,575)	(45%)

37#

			Variance
Nine Months Ended September 30,	2015	2014	$	%
Agency commissions and fees:
Auction commissions	$456,831	$468,087	$(11,256)	(2%)
Private sale commissions	43,615	42,343	1,272	3%
Auction guarantees (net)	(8,677)	(9,409)	732	8%
Other	15,712	14,523	1,189	8%
Total agency commissions and fees	507,481	515,544	(8,063)	(2%)
Inventory sales	67,363	35,716	31,647	89%
Total Agency segment revenues	574,844	551,260	23,584	4%
Agency direct costs:
Auction direct costs	48,335	43,013	5,322	12%
Private sale expenses	4,390	5,043	(653)	(13%)
Total Agency direct costs	52,725	48,056	4,669	10%
Cost of inventory sales	68,339	34,893	33,446	96%
Total Agency direct costs and cost of inventory sales	121,064	82,949	38,115	46%
Intersegment costs:
Interest (a)	3,577	5,360	(1,783)	(33%)
Fees (b)	1,405	1,343	62	5%
Consignment fees (c)	5,970	2,909	3,061	*
Total intersegment costs	10,952	9,612	1,340	14%
Agency segment gross profit (d)	$442,828	$458,699	$(15,871)	(3%)
Statistical Metrics:
Aggregate Auction Sales (e)	$3,537,330	$3,576,934	$(39,604)	(1%)
Net Auction Sales (f)	$2,983,388	$3,028,681	$(45,293)	(1%)
Items sold at auction with a hammer (sale) price greater than $1 million	424	455	(31)	(7%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $1 million	$1,981,789	$1,849,060	$132,729	7%
Items sold at auction with a hammer (sale) price greater than $2 million	236	261	(25)	(10%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $2 million	$1,738,428	$1,576,429	$161,999	10%
Items sold at auction with a hammer (sale) price greater than $3 million	154	173	(19)	(11%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$1,536,392	$1,360,357	$176,035	13%
Auction commission margin (g)	15.3%	15.5%	(0.2%)	N/A
Auction direct costs as a percentage of Net Auction Sales	1.62%	1.42%	0.20%	N/A
Private Sales (h)	$455,156	$447,569	$7,587	2%

38#

Legend:
*	Represents a variance in excess of 100%.
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are sometimes issued by the Finance segment as an accommodation to the Agency segment in order to obtain consigned property or enhance a client relationship.

(b)
Represents fees charged by the Finance segment for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure consignments or enhance a client relationship.

(c)
Represents fees charged by the Finance segment for term loan collateral sold at auction or privately through the Agency segment during the period. The Finance segment began charging this fee effective January 1, 2015. Prior period segment results are presented on a comparable basis.

(d)
The calculation of Agency segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

(e)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium.
(f)	Represents the total hammer (sale) price of property sold at auction.
(g)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(h)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
Overview—For the three months ended September 30, 2015, Agency segment gross profit increased $0.6 million, attributable to the completion of a number of profitable inventory sales in the period, which contributed $10.9 million to the improvement in segment profitability. Third quarter Net Auction Sales increased $47.9 million (15%) as a result of a change in the timing of the evening sale of Contemporary Art in London; however, auction commission revenues for the period decreased $7.9 million (12%) principally due to significantly weaker sales results in higher margin categories such as Old Master Paintings, Asian Art, and Jewelry.
For the nine months ended September 30, 2015, Agency segment gross profit decreased $15.9 million (3%) primarily due to the impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rate changes, Agency segment gross profit improved $5.8 million (1%) due to a $10.9 million (2%) increase in auction commission revenues resulting from a $97.6 million (3%) increase in Net Auction Sales.
Auction Commission Revenues—In its role as auctioneer, Sotheby’s accepts property on consignment and matches sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s auction commissions include those paid by the buyer ("buyer’s premium") and those paid by the seller ("seller’s commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of Net Auction Sales.
For the three months ended September 30, 2015, auction commission revenues decreased $7.9 million (12%) due in part to changes in foreign currency exchange rates, which contributed $4 million to the overall decrease. Excluding the impact of foreign currency exchange rate changes, auction commission revenues decreased $3.9 million (6%), principally due to significantly weaker sale results in higher margin categories such as Old Master Paintings, Asian Art, and Jewelry, partially offset by a change in the timing of the lower margin evening sale of Contemporary Art in London, which took place in the third quarter in 2015 but occurred in the second quarter in 2014.
For the nine months ended September 30, 2015, auction commission revenues decreased $11.3 million (2%) due to changes in foreign currency exchange rates, which contributed $22.2 million to the overall decrease. Excluding the impact of foreign currency exchange rate changes, auction commission revenues improved $10.9 million (2%) due to a $97.6 million (3%) increase in Net Auction Sales principally attributable to the Impressionist and Modern Art and Contemporary Art collecting categories.
(See below for a more detailed discussion of Net Auction Sales and Auction Commission Margin.)

39#

Net Auction Sales—For the three months ended September 30, 2015, Net Auction Sales increased $47.9 million (15%) as a result of the timing of the evening sale of Contemporary Art in London, which was held in the third quarter in 2015 and totaled approximately $153.7 million; the equivalent sale in the prior year was held in the second quarter. Partially offsetting the overall increase in Net Auction Sales for the period are lower results from recurring third quarter auctions of Old Master Paintings and British Art, Asian Art, and Jewelry, as well as changes in foreign currency exchange rates which reduced Net Auction Sales by approximately $31.1 million.
For the nine months ended September 30, 2015, Net Auction Sales decreased $45.3 million (1%) due to foreign currency exchange rate changes, which contributed $142.9 million to the overall decrease. Excluding the impact of changes in foreign currency exchange rates, Net Auction Sales increased $97.6 million for the nine months ended September 30, 2015, primarily as a result of improved performance in the Impressionist and Modern Art and Contemporary Art categories, partially offset by lower sales of other fine art, decorative art, and collectibles, due in part to a lower level of single-owner sales in those categories.
The tables below summarize Net Auction Sales for the three and nine months ended September 30, 2015 and 2014 (in millions of dollars):

			Variance
Three Months Ended September 30,	2015	2014	$	%
Contemporary Art	$208.9	$49.4	$159.5	*
Old Master and British Paintings and Drawings	76.5	119.6	(43.1)	(36%)
Asian Art	22.3	50.8	(28.5)	(56%)
Jewelry	14.0	20.6	(6.6)	(32%)
Other fine art, decorative art, and collectibles	80.3	82.6	(2.3)	(3%)
Sub-total	402.0	323.0	79.0	24%
Impact of foreign exchange rate changes	(31.1)	N/A	(31.1)	N/A
Total	$370.9	$323.0	$47.9	15%

			Variance
Nine Months Ended September 30,	2015	2014	$	%
Impressionist and Modern Art	$999.3	$783.2	$216.1	28%
Contemporary Art	910.2	814.1	96.1	12%
Asian Art	353.8	397.4	(43.6)	(11%)
Jewelry	270.6	273.4	(2.8)	(1%)
Old Master and British Paintings and Drawings	174.6	212.2	(37.6)	(18%)
Other fine art, decorative art, and collectibles	417.8	548.4	(130.6)	(24%)
Sub-total	3,126.3	3,028.7	97.6	3%
Impact of foreign exchange rate changes	(142.9)	N/A	(142.9)	N/A
Total	$2,983.4	$3,028.7	$(45.3)	(1%)
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be adversely impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment, as well as by Sotheby's use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium and/or a share of any overage. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.)

40#

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
For the three months ended September 30, 2015, Auction Commission Margin decreased 4.7% (from 19.9% to 15.2%) primarily due to the change in timing of the evening sale of Contemporary Art in London discussed above, which resulted in a significantly higher level of shared auction commissions due to the competitive environment for consignments in this collecting category. The timing of this sale is also a significant contributing factor to a change in sales mix that unfavorably impacted Auction Commission Margin, as more lots were sold in the upper price bands of Sotheby's buyer's premium rate structure in the current period. These factors are partially mitigated by the change in the buyer's premium rate structure enacted on February 1, 2015, which added $2.8 million in incremental buyer's premium revenues during the three months ended September 30, 2015.
For the nine months ended September 30, 2015, Auction Commission Margin decreased 0.2% (from 15.5% to 15.3%) due to a higher level of shared auction commissions and the unfavorable impact of a change in sales mix, as a higher value of property was sold in the upper price bands of Sotheby's buyer's premium rate structure in the current period. These factors are almost entirely offset by the change in the buyer's premium rate structure enacted on February 1, 2015, which added $29.4 million in incremental buyer's premium revenues during the nine months ended September 30, 2015.
Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Because private sales are individually negotiated non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues. For the three months ended September 30, 2015, private sale commissions decreased $2.5 million (21%) due to a lower volume of transactions completed when compared to the same period in the prior year. For the nine months ended September 30, 2015, private sale commissions increased $1.3 million (3%) due to an increase in the volume of high-value transactions completed in the year-to-date period.

41#

Agency Direct Costs—The tables below present a summary of Agency direct costs for the three and nine months ended September 30, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended September 30,	2015	2014	$	%
Auction direct costs:
Sale marketing	$2,831	$1,605	$1,226	76%
Shipping	1,414	1,383	31	2%
Sale venue	510	257	253	98%
Other	2,112	790	1,322	*
Total auction direct costs	6,867	4,035	2,832	70%
Private sale expenses	1,289	1,967	(678)	(34%)
Total Agency direct costs	$8,156	$6,002	$2,154	36%
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.85%	1.25%	0.60%	N/A

			Variance
Nine Months Ended September 30,	2015	2014	$	%
Auction direct costs:
Sale marketing	$21,365	$18,411	$2,954	16%
Shipping	9,251	7,855	1,396	18%
Sale venue	8,317	7,584	733	10%
Other	9,402	9,163	239	3%
Total auction direct costs	48,335	43,013	5,322	12%
Private sale expenses	4,390	5,043	(653)	(13%)
Total Agency direct costs	$52,725	$48,056	$4,669	10%
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.62%	1.42%	0.20%	N/A
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

42#

For the three and nine months ended September 30, 2015, changes in foreign currency exchange rates reduced auction direct costs by $0.5 million and $2.2 million, respectively. Excluding the impact of foreign currency exchange rate changes, auction direct costs increased $3.3 million (81%) and $7.5 million (17%), respectively. The unfavorable comparison of third quarter auction direct costs is significantly impacted by costs incurred to promote and conduct Sotheby's evening sale of Contemporary Art in London which was held in the third quarter in 2015 after being held in the second quarter in 2014, as well as a higher level of property loss and damage claims in the current period. For the nine months ended September 30, 2015, the increase in auction direct costs is primarily due to higher costs incurred to promote and conduct Sotheby's Impressionist and Modern Art and Contemporary Art sales.
Inventory Sales and Cost of Inventory Sales—The tables below summarize the results of Agency segment inventory activities for the three and nine months ended September 30, 2015 (in thousands of dollars):

			Variance
Three Months Ended September 30,	2015	2014	$	%
Inventory sales	$51,530	$4,220	$47,310	*
Cost of inventory sales	42,428	6,056	36,372	*
Gross profit (loss)	$9,102	$(1,836)	$10,938	N/A

			Variance
Nine Months Ended September 30,	2015	2014	$	%
Inventory sales	$67,363	$35,716	$31,647	89%
Cost of inventory sales	68,339	34,893	33,446	96%
Gross (loss) profit	$(976)	$823	$(1,799)	N/A
Legend:
* Represents a variance in excess of 100%.
For the three months ended September 30, 2015, the favorable comparison of Agency segment inventory activities to the prior year is largely attributable to the recognition of a number of profitable inventory sales completed during the third quarter of 2015, including one significant painting sold at auction in the second quarter of 2015. This painting was acquired along with another painting that was also sold at auction in the second quarter of 2015 and incurred an offsetting loss. For the nine months ended September 30, 2015, the unfavorable comparison of Sotheby's inventory activities to the prior period is primarily due to a higher level of inventory writedowns.
Finance Segment
The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment (a "consignor advance"); and (2) general purpose term loans secured by property not presently intended for sale (a "term loan").
Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility has allowed management to debt fund a substantial portion of the loan portfolio. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. (See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the Finance segment's dedicated revolving credit facility.)

43#

The tables below present a summary of Finance segment gross profit and related statistical metrics as of and for the three and nine months ended September 30, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended September 30,	2015	2014	$	%
Finance revenues:
Client paid revenues:
Interest	$11,398	$7,982	$3,416	43%
Fees	1,535	935	600	64%
Total client paid revenues	12,933	8,917	4,016	45%
Intersegment revenues:
Interest (a)	1,119	1,815	(696)	(38%)
Fees (b)	487	309	178	58%
Consignment fees (c)	1,707	19	1,688	*
Total intersegment revenues	3,313	2,143	1,170	55%
Total Finance revenues	16,246	11,060	5,186	47%
Cost of Finance revenues (d)	4,282	2,634	1,648	63%
Finance segment gross profit (e)	$11,964	$8,426	$3,538	42%
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$759,473	$655,964	$103,509	16%
Average Loan Portfolio (g)	$766,445	$614,789	$151,656	25%
Credit Facility Borrowings Outstanding (h)	$579,500	$449,000	$130,500	29%
Average Credit Facility Borrowings (i)	$589,413	$387,326	$202,087	52%
Average Equity in Loan Portfolio (j)	$177,032	$227,463	$(50,431)	(22%)
Finance Revenue Margin (k)	8.5%	7.2%	1.3%	N/A
Finance Segment Leverage Ratio (l)	76.3%	68.4%	7.9%	N/A
Finance Segment LTM Return on Equity (m)	14.3%	N/A	N/A	N/A

44#

			Variance
Nine Months Ended September 30,	2015	2014	$	%
Finance revenues:
Client paid revenues:
Interest	$31,642	$20,300	$11,342	56%
Fees	5,948	2,439	3,509	*
Total client paid revenues	37,590	22,739	14,851	65%
Intersegment revenues:
Interest (a)	3,577	5,360	(1,783)	(33%)
Fees (b)	1,405	1,343	62	5%
Consignment fees (c)	5,970	2,909	3,061	*
Total intersegment revenues	10,952	9,612	1,340	14%
Total Finance revenues	48,542	32,351	16,191	50%
Cost of Finance revenues (d)	11,544	5,368	6,176	*
Finance segment gross profit (e)	$36,998	$26,983	$10,015	37%
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$759,473	$655,964	$103,509	16%
Average Loan Portfolio (g)	$732,645	$552,903	$179,742	33%
Credit Facility Borrowings Outstanding (h)	$579,500	$449,000	$130,500	29%
Average Credit Facility Borrowings (i)	$534,144	$255,564	$278,580	*
Average Equity in Loan Portfolio (j)	$198,501	$297,339	$(98,838)	(33%)
Finance Revenue Margin (k)	8.8%	7.8%	1.0%	N/A
Finance Segment Leverage Ratio (l)	76.3%	68.4%	7.9%	N/A
Finance Segment LTM Return on Equity (m)	14.3%	N/A	N/A	N/A

45#

Legend:
*	Represents a variance in excess of 100%.
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are sometimes issued by the Finance segment as an accommodation to the Agency segment in order to secure consignments or enhance a client relationship.

(b)
Represents fees earned from the Agency segment for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to obtain consigned property or enhance a client relationship.

(c)
Represents fees earned from the Agency segment for Finance segment term loan collateral sold at auction or privately through the Agency segment during the period. The Finance segment began charging this fee effective January 1, 2015. Prior period segment results are presented on a comparable basis.

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

(f)	Represents the period end net loan portfolio balance for the Finance segment.
(g)	Represents the average loan portfolio outstanding during the period.
(h)	Represents the period end balance of borrowings outstanding under the Finance segment's dedicated revolving credit facility.
(i)	Represents average borrowings outstanding during the period under the Finance segment's dedicated revolving credit facility.
(j)	Represents the Average Loan Portfolio balance outstanding during the period less the Average Credit Facility Borrowings outstanding during the period.
(k)	Represents the annualized margin of total client paid and intersegment Finance revenues in relation to the Average Loan Portfolio balance.
(l)	Calculated as Credit Facility Borrowings Outstanding divided by the Loan Portfolio Balance.
(m)
Represents the return of Finance segment net income, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using Sotheby's estimated consolidated effective tax rate for the year ending December 31, 2015. On a pro-forma basis, assuming the current period-end Finance Segment Leverage Ratio of 76.3%, the Finance segment LTM Return on Equity for the period ended September 30, 2015 would be 17.4%. This metric is not applicable for the LTM period ended September 30, 2014, as the debt funding of the Finance segment loan portfolio did not begin until February 2014.

For three and nine months ended September 30, 2015, the improvement in Finance segment gross profit reflects the growth of the client loan portfolio, which can be attributed to a number of factors, including an increase in the demand for art-related financing, the increased ability to fund loans through revolving credit facility borrowings, the relatively low nominal interest rate environment, and the improved global reach of Sotheby's art-financing business. Finance segment results for the nine months ended September 30, 2015 are also favorably impacted by a $1.3 million collateral withdrawal fee earned in the first quarter of 2015. For the three and nine months ended September 30, 2015, the increase in intersegment revenues is primarily due to an increase in fees earned from the sale of term loan collateral through the Agency segment, partially offset by a lower balance of below target loans issued to Agency segment clients. The overall improvement in Finance segment gross profit for the periods is partially offset by the higher cost of revolving credit facility borrowings as management began the process of debt financing the loan portfolio after establishing the Finance segment's dedicated revolving credit facility in February 2014.

46#

Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand and include corporate advertising, Sotheby’s lifestyle magazines, client service initiatives, and strategic sponsorships of and charitable donations to cultural institutions. For the three and nine months ended September 30, 2015, marketing expenses increased $0.7 million (22%) and $1.8 million (17%), respectively, as a result of initiatives to enhance Sotheby's brand preeminence and accessibility, partially offset by a lower level of contributions to cultural institutions.
Salaries and Related Costs
For the three and nine months ended September 30, 2015 and 2014, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended September 30,	2015	2014	$	%
Full-time salaries	$36,022	$36,939	$(917)	(2%)
Incentive compensation expense	1,826	2,607	(781)	(30%)
Share-based payment expense	6,122	4,454	1,668	37%
Payroll taxes	3,922	3,993	(71)	(2%)
Employee benefits	4,741	6,753	(2,012)	(30%)
Other compensation expense	4,264	4,142	122	3%
Total salaries and related costs	$56,897	$58,888	$(1,991)	(3%)

			Variance
Nine Months Ended September 30,	2015	2014	$	%
Full-time salaries	$109,567	$112,917	$(3,350)	(3%)
Incentive compensation expense	36,867	38,647	(1,780)	(5%)
Leadership transition severance costs	9,501	—	9,501	N/A
Share-based payment expense	21,357	17,349	4,008	23%
Payroll taxes	15,907	16,835	(928)	(6%)
Employee benefits	20,990	22,338	(1,348)	(6%)
Other compensation expense	13,820	14,391	(571)	(4%)
Total salaries and related costs	$228,009	$222,477	$5,532	2%
For the three and nine months ended September 30, 2015, changes in foreign currency exchange rates reduced salaries and related costs by $2.9 million and $11.3 million, respectively, when compared to the prior year periods. Excluding the impact of foreign currency exchange rate changes, salaries and related costs increased $0.9 million (1%) and $16.9 million (8%) for the three and nine months ended September 30, 2015, respectively.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior periods.
Full-Time Salaries—For the three and nine months ended September 30, 2015, full-time salaries decreased $0.9 million (2%) and $3.4 million (3%), respectively, principally due to changes in foreign currency exchange rates ($1.6 million and $5.6 million, respectively) and savings resulting from the restructuring plan enacted in July 2014 (see "Restructuring Charges (Net)" below), partially offset by base salary increases and headcount reinvestments in the current year. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $0.7 million (2%) and $2.3 million (2%) for the three and nine months ended September 30, 2015, respectively.
Leadership Transition Severance Costs—In the second quarter of 2015, in conjunction with Sotheby's leadership transition, Sotheby's incurred severance costs of $9.5 million associated with the termination of the employment of certain Executive Officers, including its Chief Operating Officer.

47#

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
For the three months ended September 30, 2015, share-based payment expense increased $1.7 million (37%) primarily due to higher amortization of CEO share-based payment awards and management's quarterly assessment of the likelihood that performance-based equity awards will vest, which in the prior period reduced compensation expense as a result of an increase in management's estimate of award forfeitures.
For the nine months ended September 30, 2015, share-based payment expense increased $4 million (23%) largely due to the accelerated recognition of $2.1 million of compensation expense in the second quarter of 2015 pursuant to the terms of the severance agreement with Sotheby's Chief Operating Officer, as well as higher amortization of CEO share-based payment awards.
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
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby’s financial performance. Additionally, the level of expense related to Sotheby’s defined benefit pension plan in the U.K. is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby’s Deferred Compensation Plan (the "DCP") is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and, therefore, decrease employee benefit costs. On a consolidated basis, cost increases (decreases) related to the DCP liability are largely offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Condensed Consolidated Statements of Operations within other expense.
For the three and nine months ended September 30, 2015, employee benefit costs decreased $2 million (30%) and $1.3 million (6%), respectively, when compared to the prior year periods. These decreases are primarily due to decreases of $1.7 million and $2.7 million, respectively, in expense associated with the DCP as a result of a decline in the performance of deemed participant investments. Also contributing to the decrease in employee benefit costs is a lower level of other employee severance costs and changes in foreign currency exchange rates. These factors are partially offset by higher pension costs in the U.K., including increases of $0.6 million and $1.7 million, respectively, related to the defined benefit plan (see Note 8 of Notes to Condensed Consolidated Financial Statements) and year-to-date expense of $0.5 million related to defined contribution plan profit-sharing accruals, which commenced in the U.K. in 2015.

48#

General and Administrative Expenses
For the three and nine months ended September 30, 2015 and 2014, general and administrative expenses consisted of the following (in thousands of dollars):

			Variance
Three Months Ended September 30,	2015	2014	$	%
Professional fees:
Operations	$6,323	$5,923	$400	7%
Legal and compliance	4,276	3,094	1,182	38%
Other	3,006	2,622	384	15%
Total professional fees	13,605	11,639	1,966	17%
Facilities-related expenses	10,716	11,123	(407)	(4%)
Travel and entertainment	5,570	5,985	(415)	(7%)
Telecommunication and technology	2,432	2,241	191	9%
Insurance	1,592	1,659	(67)	(4%)
Other indirect expenses	4,209	5,151	(942)	(18%)
Total general and administrative expenses	$38,124	$37,798	$326	1%

			Variance
Nine Months Ended September 30,	2015	2014	$	%
Professional fees:
Operations	$17,174	$17,361	$(187)	(1%)
Legal and compliance	11,266	11,505	(239)	(2%)
Other	10,269	9,537	732	8%
Total professional fees	38,709	38,403	306	1%
Facilities-related expenses	30,944	33,254	(2,310)	(7%)
Travel and entertainment	19,852	19,413	439	2%
Telecommunication and technology	6,718	6,699	19	—%
Insurance	4,544	4,559	(15)	—%
Other indirect expenses	16,817	11,012	5,805	53%
Total general and administrative expenses	$117,584	$113,340	$4,244	4%
For the three and nine months ended September 30, 2015, changes in foreign currency exchange rates decreased general and administrative expenses by $1.6 million and $5.5 million, respectively, when compared to the prior periods. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $1.9 million (5%) and $9.7 million (9%), respectively, during the periods.
See below for a detailed discussion of the significant operating factors impacting the comparison of the various elements of general and administrative expenses between the current and prior periods.
Professional fees (Operations)—Sotheby's incurs professional fees to outsource certain business functions such as catalogue production and its client contact management center, as well as for assistance with personnel recruiting, website maintenance and development, and other activities. For the three months ended September 30, 2015, this category of professional fees increased $0.4 million (7%), primarily due to a higher level of website development consulting costs.

49#

Professional fees (Legal and Compliance)—Sotheby's incurs professional fees related to legal, audit and other compliance-related activities. For the three months ended September 30, 2015, this category of professional fees increased $1.2 million (38%) primarily due to a higher level of legal fees. For the nine months ended September 30, 2015, this category of professional fees decreased $0.2 million (2%), primarily due to a recovery of legal fees resulting from a favorable court ruling that was almost entirely offset by a higher level of legal and other fees.
Professional fees (Other)—Other professional fees include business consulting costs incurred to assist management in the analysis and development of business and operational strategies, Board of Director fees, and costs related to various administrative areas. For the nine months ended September 30, 2015, this category of professional fees increased $0.7 million (8%) primarily due to a higher level of strategic business consulting costs incurred in the second quarter of 2015.
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. For the three and nine months ended September 30, 2015, facilities-related expenses decreased $0.4 million (4%) and ($2.3) million (7%), respectively, largely due to changes in foreign currency exchange rates, which contributed $0.6 million and $2 million, respectively, to the decreases.
Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs. The favorable comparison of other indirect expenses for the three months ended September 30, 2015 to the prior year is primarily due to lower levels of Agency segment bad debt expense and client goodwill gestures and claims in the period. For the nine months ended September 30, 2015, the increase in other indirect expenses is primarily due to an authenticity claim related to property sold through Sotheby's several years ago that was recognized in the second quarter of 2015.
CEO Separation and Transition Costs
In the first quarter of 2015, Sotheby's recognized $4.2 million in costs associated with the hiring of Thomas S. Smith, Jr. as its President and Chief Executive Officer which are classified within CEO Separation and Transition Costs. These costs principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully-vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that was paid in September 2015. There was no required service period associated with this compensation. CEO Separation and Transition Costs also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.
Restructuring Charges (Net)
On July 16, 2014, Sotheby's Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K., which resulted in a $14.3 million charge for the three months ended September 30, 2014. For the year ended December 31, 2014, the 2014 Restructuring Plan resulted in Restructuring Charges (net) of approximately $14.2 million, consisting of $13.9 million in employee termination benefits and approximately $0.3 million of lease exit costs. All of the headcount reductions resulting from the 2014 Restructuring Plan have been completed.
For the three and nine months ended September 30, 2015, Sotheby's recognized benefits in Restructuring Charges (net) of $0.1 million and $1 million, respectively, related to adjustments to the accrual for employee termination benefits. As of September 30, 2015, Sotheby's has made payments of approximately $12.3 million related to the 2014 Restructuring Plan, and the related accrued liability was reduced by $1 million as a result of foreign currency exchange rate changes. Accordingly, as of September 30, 2015, the liability related to the 2014 Restructuring Plan has been fully settled.

50#

Special Charges (Net)
For the nine months ended September 30, 2014, Sotheby's recognized special charges (net) of $20.1 million related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point LLC ("Third Point"), and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. This amount is net of a $4.6 million insurance recovery recognized in the third quarter of 2014 pertaining to certain professional services fees incurred in the defense of the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement.
Included in special charges (net) for the nine months ended September 30, 2014 is $10 million for the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement was part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the "Third Point Entities") on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, Mr. Loeb, Mr. Reza and Mr. Wilson (the "Third Point Nominees") were appointed to Sotheby's Board of Directors. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.
Net Interest Expense
For the three and nine months ended September 30, 2015, net interest expense decreased $1.2 million (14%) and $0.9 million (4%), respectively, when compared to the prior year periods, almost entirely due to the July 2015 refinancing of the mortgage on Sotheby's headquarters at 1334 York Avenue in New York. For the year ending December 31, 2015, net interest expense is expected to decrease by approximately $2.3 million when compared to 2014, due in large part to this refinancing. (See statement on Forward Looking Statements and Note 6 of Notes to Condensed Consolidated Financial Statements.)
Other (Expense) Income
For the three and nine months ended September 30, 2015, other expense of $2.1 million and $3.8 million, respectively, is primarily the result of losses on DCP trust assets during the current year periods.
Income Tax (Benefit) Expense
The quarterly income tax provision is calculated using an estimated annual effective income tax rate for the year based on actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of positive or negative changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.
As of September 30, 2015, Sotheby’s estimates that its annual effective income tax rate, excluding discrete items, will be approximately 36% as compared to its estimate of 38% as of September 30, 2014. The decrease in the estimate of the annual effective income tax rate is primarily due to a reduction in state and local taxes as the result of legislation enacted during the current year, as discussed below, and, to a lesser extent, a change in the jurisdictional mix of Sotheby’s pre-tax income. (See statement on Forward Looking Statements.)

51#

The table below summarizes Sotheby’s income tax (benefit) expense and effective income tax rate for the three and nine months ended September 30, 2015 and 2014, including the impact of discrete items (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
(Loss) income before taxes	$(30,782)	$(44,167)	$85,390	$72,874
Income tax (benefit) expense	$(10,078)	$(16,173)	$36,635	$29,502
Effective income tax (benefit) expense rate	(32.7%)	(36.6%)	42.9%	40.5%
In addition to the factors impacting the estimated annual effective income tax rate described above, the decrease in Sotheby’s effective income tax benefit rate for the three months ended September 30, 2015 as compared to the same period in the prior year is primarily attributable to tax expense of $0.9 million associated with Sotheby’s investment in RM Sotheby’s (see “Equity in Earnings of Investees” below), $0.6 million of tax expense recorded discretely during the current quarter related to uncertain tax positions, and $0.7 million of tax expense to record the impact of the change in the estimated annual effective income tax rate from the second quarter of 2015 to the current quarter. These factors are partially offset by a $1.4 million tax benefit recorded in the current quarter related to changes in previously estimated and recorded income taxes based on recent income tax return filings.
The increase in Sotheby’s effective income tax expense rate for the nine months ended September 30, 2015 as compared to the same period in the prior year is primarily attributable to tax expense of approximately $1.5 million associated with Sotheby’s investment in RM Sotheby’s (see “Equity in Earnings of Investees” below) and discrete tax expense of approximately $1.1 million related to the conclusion of income tax audits. These factors are partially offset by the decrease in the estimated annual effective income tax rate described above and a $1.4 million tax benefit recorded in the current quarter related to changes in previously estimated and recorded income taxes based on recent income tax return filings. The comparison of the effective income tax expense rate to the prior year-to-date period is also impacted by a discrete tax benefit recorded in 2014 related to special charges (net) recorded at U.S. federal, state and local rates, which together, were higher than Sotheby's estimated annual effective income tax rate.
On April 13, 2015, New York State enacted legislation that reformed several provisions of the state’s corporate franchise tax as well as New York City business taxes, retroactively to January 1, 2015. The legislation reduced the amount of Sotheby’s taxable income apportioned to New York City, thereby reducing Sotheby’s state and local effective income tax rate. The discrete tax expense of approximately $4 million, recorded in the second quarter of 2015, reduced the value of certain deferred tax assets to the amount that will be recognized in the future as a result of the reduction of the New York City effective income tax rate.

52#

Equity in Earnings of Investees
Sotheby's equity method investments include a 25% ownership interest in RM Sotheby's, which was acquired on February 18, 2015 (see Note 7 of Notes to Condensed Consolidated Financial Statements), and a 50% ownership interest in Acquavella Modern Art ("AMA"). For the three and nine months ended September 30, 2015, Sotheby's equity in earnings of investees increased by $2.5 million and $5.3 million, respectively, when compared to the prior year periods due to the earnings contributed by RM Sotheby's ($2.3 million and $4 million, respectively) and increases in earnings from AMA ($0.2 million and $1.3 million, respectively).
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended September 30, 2015, changes in foreign currency exchange rates had a net favorable impact of $0.5 million on Sotheby's operating loss, with expenses favorably impacted by $5.5 million and revenues unfavorably impacted by $5 million.
For the nine months ended September 30, 2015, changes in foreign currency exchange rates had a net unfavorable impact of $4.7 million on Sotheby's operating income, with revenues unfavorably impacted by $25.5 million and expenses favorably impacted by $20.8 million.
USE OF NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") are financial measures presented in accordance with GAAP and also on a non-GAAP basis. In MD&A, for the three and nine months ended September 30, 2015 and 2014, Sotheby’s presents Adjusted Expenses, Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income, and Adjusted Diluted (Loss) Earnings Per Share, which are supplemental financial measures that are not required by or presented in accordance with GAAP. Sotheby's definition of these non-GAAP financial measures is provided in the following paragraphs.
Adjusted Expenses is defined as total expenses excluding the cost of inventory sales, the cost of Finance revenues, CEO separation and transition costs, leadership transition severance costs, restructuring charges (net), and special charges (net). Adjusted Operating (Loss) Income is defined as operating (loss) income excluding CEO separation and transition costs, leadership transition severance costs, restructuring charges (net), and special charges (net). Adjusted Net (Loss) Income is defined as net (loss) income attributable to Sotheby's, excluding after-tax CEO separation and transition costs, leadership transition severance costs, restructuring charges (net), and special charges (net). Adjusted Diluted (Loss) Earnings Per Share is defined as diluted (loss) earnings per share excluding the per share impact of CEO separation and transition costs, leadership transition severance costs, restructuring charges (net), and special charges (net).
Adjusted Expenses is used by the Board of Directors and management to assess Sotheby’s cost structure when compared to prior periods and on a forward-looking basis, particularly in evaluating performance against management's cost control initiatives. Accordingly, Adjusted Expenses allows investors to assess Sotheby's performance on the same basis as the Board of Directors and management. Adjusted Expenses provides insight into Sotheby's ongoing cost structure, absent the interest costs associated with funding the Finance segment loan portfolio, the cost of inventory sales, which is unpredictable and can vary significantly from one period to the next, and costs associated with unusual items.
Adjusted Operating (Loss) Income, Adjusted Net (Loss) Income, and Adjusted Diluted (Loss) Earnings Per Share are important supplemental measures used by the Board of Directors and management in their financial and operational decision making processes, for internal reporting, and as part of Sotheby’s forecasting and budgeting processes, as they provide helpful measures of Sotheby’s core operations. These measures allow the Board of Directors and management to view operating trends, perform analytical comparisons, and benchmark performance between periods. Management also believes that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of Sotheby's.
Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.

53#

The following is a reconciliation of total expenses to Adjusted Expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total expenses	$159,699	$131,670	$512,518	$489,776
Subtract: Cost of inventory sales	43,678	7,999	72,380	40,019
Subtract: Cost of Finance revenues	4,282	2,634	11,544	5,368
Subtract: CEO separation and transition costs	—	—	4,232	—
Subtract: Leadership transition severance costs	—	—	9,501	—
Subtract: Restructuring charges (net)	(86)	14,285	(975)	14,285
Subtract: Special charges (net)	—	(4,169)	—	20,088
Adjusted Expenses	$111,825	$110,921	$415,836	$410,016
The following is a reconciliation of operating (loss) income to Adjusted Operating (Loss) Income for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating (loss) income	$(21,707)	$(37,469)	$113,155	$97,053
Add: CEO separation and transition costs	—	—	4,232	—
Add: Leadership transition severance costs	—	—	9,501	—
Add: Restructuring charges (net)	(86)	14,285	(975)	14,285
Add: Special charges (net)	—	(4,169)	—	20,088
Adjusted Operating (Loss) Income	$(21,793)	$(27,353)	$125,913	$131,426
The following is a reconciliation of net (loss) income attributable to Sotheby's to Adjusted Net (Loss) Income for the three and nine months ended September 30, 2015 and 2014 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income attributable to Sotheby's	$(17,894)	$(27,726)	$54,880	$43,792
Add: CEO separation and transition costs, net of tax	—	—	2,564	—
Add: Leadership transition severance costs, net of tax	—	—	5,758	—
Add: Restructuring charges (net), net of tax	(49)	9,428	(661)	9,428
Add: Special charges (net), net of tax	—	(2,293)	—	11,048
Adjusted Net (Loss) Income	$(17,943)	$(20,591)	$62,541	$64,268
The following is a reconciliation of diluted (loss) earnings per share to Adjusted Diluted (Loss) Earnings Per Share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Diluted (loss) earnings per share	$(0.26)	$(0.40)	$0.79	$0.61
Add: CEO separation and transition costs, per share	—	—	0.04	—
Add: Leadership transition severance costs, per share	—	—	0.08	—
Add: Restructuring charges (net), per share	—	0.13	(0.01)	0.14
Add: Special charges (net), per share	—	(0.03)	—	0.16
Adjusted Diluted (Loss) Earnings Per Share	$(0.26)	$(0.30)	$0.90	$0.91

54#

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2015, total cash and cash equivalents decreased $91.8 million to $602.1 million, as compared to a decrease of $301.7 million to $419.6 million for the nine months ended September 30, 2014, primarily due to the factors discussed below.
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
Net cash used by operating activities of $96.7 million for the nine months ended September 30, 2015 is principally the result of net cash outflows of $88.2 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow is due in part to sale proceeds collected from buyers late in 2014 for which payments were not made to consignors until early-2015. Cash flows from operating activities are also impacted by income tax payments and the funding of 2014 incentive compensation payments, as well as payments for sales, use and value-added taxes related to Agency transactions. These net cash outflows are partially offset by Sotheby's net income of $54.9 million for the period.
Net cash used by operating activities of $249.8 million for the nine months ended September 30, 2014 was principally the result of net cash outflows of $226 million associated with the settlement of auction and private sale transactions during the period, as sales proceeds collected from buyers late in 2013 were paid to consignors early in 2014. Cash flows from operating activities were also impacted by $38.5 million used to fund acquisitions of property acquired for resale and guaranteed property that failed to sell at auction, as well as the funding of 2013 incentive compensation payments and income tax payments. These net cash outflows were partially offset by Sotheby's net income for the period of $43.8 million.
Net Cash Used by Investing Activities—Net cash used by investing activities of $62.8 million for the nine months ended September 30, 2015 is principally the result of the net funding of client loans of $57.1 million and Sotheby's acquisition of a 25% ownership interest in RM Auctions for $30.7 million in the first quarter of 2015 (see Note 7 of Notes to Condensed Consolidated Financial Statements), partially offset by a $28.1 million decrease in restricted cash related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts.
Net cash used by investing activities of $134.2 million for the nine months ended September 30, 2014 was principally the result of cash used to fund the net increase in Finance segment loans, partially offset by a $26 million decrease in restricted cash related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts.
Net Cash Provided by Financing Activities—Net cash provided by financing activities of $72.2 million for the nine months ended September 30, 2015 is largely due to $134.5 million in net borrowings under the Finance segment's dedicated revolving credit facility and net proceeds of approximately $98 million from the refinancing of the York Property Mortgage in July 2015. These cash inflows are partially offset by Sotheby's entry into an accelerated share repurchase agreement in August 2015, which resulted in an initial repurchase of 2,667,378 shares of Sotheby's Common Stock for $100 million ($37.49 per share) and the payment of $25 million for the purchase of a related forward contract indexed to Sotheby's Common Stock (see Note 11 of Notes to Condensed Consolidated Financial Statements). In addition, during the period, Sotheby's made dividend and dividend equivalent payments of $23.2 million and funded $8.9 million of employee tax obligations related to share-based payments.

55#

Net cash provided by financing activities of $89.4 million for the nine months ended September 30, 2014 was largely due to $449 million of borrowings under the Finance segment's dedicated revolving credit facility. This cash inflow was largely offset by the payment of a $300 million special dividend, Common Stock repurchases of $25 million, quarterly dividend payments of $20.7 million, and the funding of employee tax obligations related to share-based payments ($11.8 million).
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of September 30, 2015 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$323,865	$7,223	$15,505	$16,880	$284,257
Interest payments	79,129	$10,191	$23,670	$24,820	$20,448
Sub-total	402,994	17,414	39,175	41,700	304,705
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	118,125	15,750	31,500	31,500	39,375
Sub-total	418,125	15,750	31,500	31,500	339,375
Credit facility borrowings	579,500	—	—	579,500	—
Total debt and interest payments	1,400,619	33,164	70,675	652,700	644,080
Other commitments:
Operating lease obligations (b)	86,710	17,116	21,697	10,847	37,050
Compensation arrangements (c)	20,007	9,938	7,969	2,100	—
Auction guarantees (d)	629,643	629,643	—	—	—
Unfunded loan commitments (e)	10,673	10,673	—	—	—
Uncertain tax positions (f)	—	—	—	—	—
Total other commitments	747,033	667,370	29,666	12,947	37,050
Total	$2,147,652	$700,534	$100,341	$665,647	$681,130

(a)
See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. Due to the variable interest rate associated with the York Property Mortgage, Sotheby's entered into interest rate protection agreements consisting of a two-year interest rate swap and a five-year interest rate collar. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75% for the remainder of the seven-year term. In consideration of the interest rate protection agreements, the table above assumes that the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term. (See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate protection agreements.)

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

(d)
Represents the amount of auction guarantees outstanding net of amounts advanced, if any, as of September 30, 2015. (See Note 10 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.)

56#

(e)
Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's Finance segment loan portfolio.)

(f)
Excludes the $22.6 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2015. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. (See Note 18 of Notes to Condensed Consolidated Financial Statements for more detailed information related to uncertain tax positions.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments and (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
CONTINGENCIES
For information related to contingencies see: (i) Note 9 of Notes to Condensed Consolidated Financial Statements, which discusses legal contingencies, (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 18 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 18 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—Sotheby's continues to have strong liquidity with significant cash balances and $280.9 million in available borrowing capacity under its revolving credit facility. As of September 30, 2015, cash and cash equivalents totaled $602.1 million, with $71.9 million held in the U.S. and $530.2 million held by foreign subsidiaries. As of September 30, 2015, Sotheby's also held $3.7 million of restricted cash, of which $2.7 million is recorded as a current asset and $1 million is recorded as a long-term asset on the Condensed Consolidated Balance Sheets. Such restricted cash is primarily held in certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts. After taking into account funds held that are due to consignors, management estimates that approximately $521.9 million of Sotheby's total cash and cash equivalents is available to support its capital needs, which include its current business requirements, the pursuit of business opportunities and growth initiatives, the execution of its share repurchase program, as discussed below, and to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. The current focus of Sotheby’s cash investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are primarily invested in the highest rated overnight deposits.
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

57#

Common Stock Repurchase Program—In January 2014, Sotheby's Board of Directors authorized a five-year, $150 million Common Stock repurchase program. In March 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated share repurchase ("ASR") agreement. On August 6, 2015, Sotheby’s Board of Directors approved an increase of $125 million to Sotheby's share repurchase authorization, which resulted in a total share repurchase authorization of $250 million as of that date.
On August 13, 2015, Sotheby's entered into an ASR agreement (the "August 2015 ASR Agreement") pursuant to which it received an initial delivery of 2,667,378 shares of its Common Stock for an initial purchase price of $125 million. The initial shares received by Sotheby's on August 13, 2015 had a value of $100 million, or $37.49 per share.
The total number of shares ultimately purchased by Sotheby’s upon the conclusion of the August 2015 ASR Agreement will generally be based on the average of the daily volume-weighted average prices of its Common Stock during the term of the agreement, less an agreed discount. Upon final settlement of the August 2015 ASR Agreement, Sotheby’s may be entitled to receive additional shares of its Common Stock or, under certain circumstances, Sotheby’s may be required to deliver shares or make an additional cash payment to the counterparty, at its option. The August 2015 ASR Agreement is scheduled to expire on December 22, 2015, but may conclude earlier at the counterparty's option, and may be terminated early upon the occurrence of certain events.
As of September 30, 2015, Sotheby's has recorded $100 million to Treasury Stock to reduce Shareholders’ Equity for the value of the initial shares delivered under the August 2015 ASR Agreement and $25 million to Additional Paid-In Capital for the unsettled portion of the agreement, which represents a forward contract indexed to Sotheby's Common Stock.
As of September 30, 2015, there was $125 million remaining under the share repurchase authorization approved by Sotheby's Board of Directors. Management expects that the balance of the share repurchase program will be executed in the next 9 months to 15 months, via open market transactions and/or additional ASR agreements. (See Part II, Item 2, for additional information related to Sotheby's Common Stock repurchase program.)
Revolving Credit Facilities—Sotheby's and certain of its wholly-owned subsidiaries are parties to a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation, which provides for separate dedicated revolving credit facilities for the Agency segment (the "Agency Credit Agreement") and the Finance segment (the "Finance Credit Agreement") (collectively, the "Credit Agreements"). On June 15, 2015, the Credit Agreements were amended to increase the commitments under the Finance Credit Agreement in order to support the growth of the Finance segment's loan portfolio and to extend the maturity date of the Credit Agreements by one year to August 22, 2020.
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

58#

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
The Credit Agreements contain certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures and limitations on the use of proceeds from borrowings under the Credit Agreements. The Credit Agreements also have a covenant that provides for a limitation on net outstanding auction guarantees (i.e., the aggregate financial exposure under outstanding auction guarantees less the impact of related risk and reward sharing arrangements). On September 16, 2015, the Credit Agreements were amended to temporarily increase this limit to $800 million until February 29, 2016, after which it will revert to $600 million for the duration of the Credit Agreements.
The Credit Agreements do not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreements, equals or exceeds $200 million. The Credit Agreements also contain certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2015.
Since August 2009, Sotheby’s has incurred aggregate fees of approximately $21.3 million in conjunction with the establishment of and subsequent amendments to its credit agreement with General Electric Capital Corporation. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreements.
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
Sotheby’s short-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of possible business initiatives and/or investments, the payment of quarterly dividends, and the funding of Common Stock repurchases (see Note 11 of Notes to Condensed Consolidated Financial Statements), as well as the funding of the other short-term commitments due on or before September 30, 2016, as summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)

59#

Sotheby’s long-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of possible business initiatives and/or investments, the payment of quarterly dividends, and the funding of potential Common Stock repurchases (see Note 11 of Notes to Condensed Consolidated Financial Statements), as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
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
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 20 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.
PREMISES UPDATE
Management continues to perform a review of its real estate holdings, including the York Property in New York and the New Bond Street premises in London. The results of this review will be further evaluated by the Board in consultation with Sotheby's CEO after taking into account the strategic and operating requirements for these locations.
LEGISLATION
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in the U.S. This legislation significantly changed the banking and financial institution regulatory structure and impacted the lending, deposit, investment, trading and operating activities of such financial institutions. Management continues to review the provisions of the Dodd-Frank Act as they are finalized, and to assess its impact on Sotheby’s operations. This legislation has not had, nor does management believe it will have, a material impact on Sotheby's business. (See statement on Forward Looking Statements.)
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
FORWARD LOOKING STATEMENTS
This Form 10-Q contains certain forward looking statements; as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby’s. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors which could cause the actual results to differ materially from the predicted results in the forward looking statements include, but are not limited to, the factors listed below under Part II, Item 1A, "Risk Factors," which are not ranked in any particular order.

60#

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of September 30, 2015, Sotheby's material financial instruments include: (i) cash and cash equivalents, (ii) restricted cash, (iii) notes receivable, (iv) credit facility borrowings, (v) the York Property Mortgage, (vi) the interest rate swap and interest rate collar associated with the York Property Mortgage, (vii) long-term debt, (viii) the DCP liability and related trust assets, (ix) outstanding forward exchange contracts and (x) a forward contract indexed to shares of Sotheby's Common Stock. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 11 of Notes to Condensed Consolidated Financial Statements for information related to the forward contract that is indexed to shares of Sotheby's Common Stock. See Note 16 of Notes to Condensed Consolidated Financial Statements for information related to the interest rate swap and interest rate collar related to the York Property Mortgage and Sotheby's forward exchange contracts.)
Interest Rate Risk—On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance the York Property Mortgage. The new York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over the seven-year term of the mortgage. In connection with the new York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Collar"), effective as of July 1, 2017. Both of these instruments have a notional amount equal to the applicable principal balance of the new York Property Mortgage and have an identical amortization schedule to that of the mortgage.
As of September 30, 2015, the notional value of the Swap was equal to the $323.9 million principal balance of the new York Property Mortgage on that date, and the notional value of the Collar was $310.3 million, which is equal to the forecasted principal mortgage balance as of its effective date. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the new York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the new York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
Management believes that the interest rate risk associated with its other financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments.
Foreign Currency Exchange Rate Risk—Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of September 30, 2015, the notional value of outstanding forward exchange contracts was $18.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
As of September 30, 2015, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash flow of approximately $56.3 million.

61#

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2015, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2015.
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

62#

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

63#

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

64#

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

65#

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

66#

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

67#

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Sotheby’s Common Stock by Sotheby's during the three months ended September 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of Sotheby's publicly announced share repurchase program (a)	Approximate dollar value of shares that may yet be purchased under Sotheby's publicly announced share repurchase program (a)
July 2015	—	$—	—	$125,000,000
August 2015	2,667,378	$37.49	2,667,378	$125,000,000
September 2015	—	$—	—	$125,000,000
Third Quarter 2015	2,667,378		2,667,378
(a) In January 2014, Sotheby's Board of Directors authorized a five-year, $150 million Common Stock repurchase program. In March 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated share repurchase ("ASR") agreement. On August 6, 2015, Sotheby’s Board of Directors approved an increase of $125 million to Sotheby's share repurchase authorization. On August 13, 2015, Sotheby's entered into an ASR agreement pursuant to which it received an initial delivery of 2,667,378 shares of its Common Stock for an initial purchase price of $125 million. The initial shares received by Sotheby's on August 13, 2015 had a value of $100 million, or $37.49 per share.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

68#

ITEM 6: EXHIBITS

10. 1
Master Confirmation - Uncollared Accelerated Share Repurchase, dated August 13, 2015, between J.P. Morgan     Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Sotheby’s.

10.2
Amendment No.1 to the Amended and Restated Auction Guaranty Side Letter to the Amended and Restated Credit Agreement, dated September 16, 2015, by and among Sotheby’s, a Delaware corporation (“Parent”), Sotheby’s, Inc., a New York corporation (“Sotheby’s, Inc.”), Sotheby’s Financial Services, Inc., a Nevada corporation (“SFS Inc.”), Sotheby’s Financial Services California, Inc., a Nevada corporation (“SFS California”), Oberon, Inc., a Delaware corporation (“Oberon”), Sotheby’s Ventures, LLC, a New York limited liability company (“Ventures”), Sotheby’s Financial Services Limited, a company registered in England (“SFS Ltd.”), Oatshare Limited, a company registered in England (“Oatshare”), Sotheby’s, a company registered in England (“Sotheby’s U.K.”), and Sotheby’s Hong Kong Limited, a company incorporated in Hong Kong (“Sotheby’s H.K.” and, collectively with Sotheby’s Inc., SFS Inc., SFS California, Oberon, Ventures, Sotheby’s U.K. and SFS Ltd., the “SFS Borrowers”; the SFS Borrowers, collectively with the Parent and Oatshare, the “Auction Borrowers” and the Auction Borrowers together with the SFS Borrowers, the “Borrowers”), the other Credit Parties signatory hereto, General Electric Capital Corporation, as Administrative Agent under the SFS Credit Agreement and as Administrative Agent under the Auction Credit Agreement (collectively referred to herein as the “Administrative Agents”), and the Lenders signatory hereto.

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
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: November 9, 2015

70#

EXHIBIT INDEX

10. 1
Master Confirmation - Uncollared Accelerated Share Repurchase, dated August 13, 2015, between J.P. Morgan     Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Sotheby’s.

10.2
Amendment No.1 to the Amended and Restated Auction Guaranty Side Letter to the Amended and Restated Credit Agreement, dated September 16, 2015, by and among Sotheby’s, a Delaware corporation (“Parent”), Sotheby’s, Inc., a New York corporation (“Sotheby’s, Inc.”), Sotheby’s Financial Services, Inc., a Nevada corporation (“SFS Inc.”), Sotheby’s Financial Services California, Inc., a Nevada corporation (“SFS California”), Oberon, Inc., a Delaware corporation (“Oberon”), Sotheby’s Ventures, LLC, a New York limited liability company (“Ventures”), Sotheby’s Financial Services Limited, a company registered in England (“SFS Ltd.”), Oatshare Limited, a company registered in England (“Oatshare”), Sotheby’s, a company registered in England (“Sotheby’s U.K.”), and Sotheby’s Hong Kong Limited, a company incorporated in Hong Kong (“Sotheby’s H.K.” and, collectively with Sotheby’s Inc., SFS Inc., SFS California, Oberon, Ventures, Sotheby’s U.K. and SFS Ltd., the “SFS Borrowers”; the SFS Borrowers, collectively with the Parent and Oatshare, the “Auction Borrowers” and the Auction Borrowers together with the SFS Borrowers, the “Borrowers”), the other Credit Parties signatory hereto, General Electric Capital Corporation, as Administrative Agent under the SFS Credit Agreement and as Administrative Agent under the Auction Credit Agreement (collectively referred to herein as the “Administrative Agents”), and the Lenders signatory hereto.

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

71#