Form 10-K
period 2015-12-31
SOTHEBYS
filed 2016-02-26
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2015, the aggregate market value of the 62,219,489 shares of Common Stock held by non-affiliates of the registrant was $2,814,809,682 based upon the closing price ($45.24) on the New York Stock Exchange composite tape on such date for the Common Stock.
As of February 24, 2016, there were outstanding 61,942,422 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS
Overview
Sotheby's (or, "the Company") is a global art business whose operations are organized under two segments: Agency and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, jewelry, wine and collectibles (collectively, "art" or "works of art" or "artwork" or "property") through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired incidental to the auction process and the activities of RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles (see "Investment in RM Sotheby's" below). The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art. See Note 3 of Notes to Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015.
Sotheby's was initially incorporated in Michigan in August 1983. In October 1983, the Company acquired Sotheby Parke Bernet Group Limited, which was then a publicly held company listed on the International Stock Exchange of the United Kingdom and which, through its predecessors, had been engaged in the auction business since 1744. In 1988, Sotheby's issued shares of common stock to the public. In June 2006, Sotheby's reincorporated in the State of Delaware. Sotheby's common stock ("Common Stock") is listed on the New York Stock Exchange (the "NYSE") and trades under the symbol "BID." As successor to the business that began in 1744, Sotheby's is the oldest company listed on the NYSE and is the only publicly traded investment opportunity in the art market.
Agency Segment
Description of Business
Through its Agency segment, Sotheby's accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers, also known as consignors, to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby's specialists perform significant due diligence activities to authenticate and determine the ownership history of the property being sold.
Following an auction or private sale, Sotheby's invoices the buyer for the purchase price of the property (including any commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. Sotheby's private sale commissions are stipulated in a legally binding agreement between Sotheby's and the seller, which outlines the terms of the arrangement including the desired sale price and the amount or rate of commission to be earned. In certain situations, Sotheby's may also execute a legally binding agreement with the buyer stipulating the terms of the private sale transaction. In 2015, 2014, and 2013, auction commission revenues accounted for approximately 75%, 81%, and 81%, respectively, of Sotheby's consolidated revenues. In 2015, 2014, and 2013, private sale commission revenues accounted for approximately 6%, 6%, and 10%, respectively, of Sotheby's consolidated revenues.
Under Sotheby's standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds due to the consignor shortly thereafter. Extended payment terms are sometimes provided to an auction or private sale buyer. For auctions, the extent to which extended payment terms are provided to buyers can vary considerably from selling season to selling season. Extended payment terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. When providing extended payment terms, Sotheby's attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. All extended payment term arrangements are approved by management under Sotheby's internal corporate governance policy.

Under the standard terms and conditions of its auction and private sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby's internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby's is liable to the seller for the net sale proceeds whether or not the buyer makes payment.
From time-to-time in the ordinary course of its business, Sotheby's will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). Sotheby's is generally entitled to a share of the excess proceeds (the "overage") if the property under the auction guarantee sells above the guaranteed price. In the event that the property sells for less than the guaranteed price, Sotheby's must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby's takes ownership of the unsold property and may recover the amount paid through its future sale. Depending on the mix of items subject to a guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
Sotheby's may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer's premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage. In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty in a partner sharing arrangement is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.
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
See "Auction Commission Margin" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a complete discussion of the factors impacting auction commission margin. See Note 4 of Notes to Consolidated Financial Statements for additional information about auction and private sale receivables. See Note 16 of Notes to Consolidated Financial Statements for additional information about auction guarantees.
Investment in RM Sotheby's
On February 18, 2015, Sotheby's acquired a 25% ownership interest in RM Auctions, an auction house for investment-quality automobiles, for $30.7 million. Following this investment, RM Auctions is now known as RM Sotheby's. In addition to the initial 25% ownership interest, Sotheby's has governance participation and a comprehensive partnership agreement to work together to drive growth in the business. Over time, Sotheby's will have opportunities to increase its ownership stake as the partnership evolves and grows. See Note 5 of Notes to Consolidated Financial Statements for additional information about RM Sotheby's.

Acquisition of Art Agency, Partners
On January 11, 2016, Sotheby's acquired Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors. Through this acquisition, Sotheby's aims to grow its auction and private sale revenues by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's will add a new revenue stream by assimilating AAP's existing art advisory services, providing a new avenue for growth. See Note 24 of Notes to Consolidated Financial Statements and statement on Forward Looking Statements.
The Art Market and Competition
The global art market is influenced over time by the overall strength and stability of the global economy, the financial markets of various countries, geopolitical conditions and world events, all of which may impact the willingness of potential buyers and sellers to purchase and sell art. In addition, the amount and quality of art consigned for sale is influenced by other factors not within Sotheby's control, and many consignments often become available as a result of the death or financial or marital difficulties of the owner. These factors cause the supply and demand for works of art to be unpredictable and may lead to significant variability in Sotheby's revenues from period to period.
The sale of works of art in the global art market is primarily effected through the major auction houses, numerous art dealers, smaller auction houses, and also directly between collectors. Competition in the global art market is intense and a fundamental challenge facing any auctioneer or art dealer is to obtain high quality and valuable property for sale either as agent or as principal. Sotheby's primary competitor in the global art market is Christie's International, PLC ("Christie's"), a privately owned auction house. To a much lesser extent, Sotheby's also faces competition from smaller auction houses such as Bonhams and Phillips, as well as regional auction houses and a variety of art dealers across all collecting categories. In the Chinese art market, Sotheby's also competes with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd. and Beijing Hanhai Auction Co. Ltd.
In 2015, 2014, and 2013, Sotheby's and Christie's together totaled approximately $12.3 billion, $12.9 billion, and $11.0 billion, respectively, of Aggregate Auction Sales, of which Sotheby's accounted for $5.9 billion (48%), $6.1 billion (47%), and $5.1 billion (47%), respectively.
It is not possible to measure with any particular accuracy the entire global art market or to reach any conclusions regarding overall competition because privately owned art dealers and auction houses frequently do not publicly report annual totals for auction sales, revenues, or profits, and the amounts reported may not be verifiable. However, Sotheby's believes that art dealers account for the majority of the volume of transactions in the global art market.
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
A complex array of factors may influence the seller's decision. These factors, which are not ranked in any particular order, include: (i) the level and breadth of expertise of the art dealer or auction house with respect to the property; (ii) the extent of the prior relationship, if any, between the art dealer or auction house and its staff and the seller; (iii) the reputation and historic level of achievement by the art dealer or auction house in attaining high sale prices in the property's specialized category; (iv) the client's desire for privacy; (v) the amount of cash offered by an art dealer, auction house or other purchaser to purchase the property outright, which is greatly influenced by the amount and cost of capital resources available to such parties; (vi) the availability and terms of financial inducements offered by auction houses including auction guarantees, short-term financing, and auction commission sharing arrangements; (vii) the level of pre-sale estimates; (viii) the desirability of a public auction in order to achieve the maximum possible price, a particular concern for a seller that is a fiduciary representing an estate or trust; (ix) the amount of commission charged by art dealers or auction houses to sell a work on consignment; (x) the cost, style, and extent of pre-sale marketing and promotion to be undertaken by an art dealer or auction house; (xi) the reputation of the art dealer or auction house and recommendations by third parties consulted by the seller; (xii) the desire of clients to conduct business with a publicly traded company; and (xiii) the availability and extent of related services, such as tax or insurance appraisals.

While financial inducements such as auction commission sharing arrangements and auction guarantees may lead to a higher level of auction consignments, they adversely impact auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the risk of a decline in auction commission margins, from time-to-time, Sotheby's adjusts its commission rate structures. In addition, as discussed above, Sotheby's may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements.
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales represented 78%, 79%, and 83% of total Net Auction Sales in 2015, 2014, and 2013, respectively, with auction commission revenues comprising approximately 75%, 81%, and 81%, of Sotheby's total revenues, respectively, in those years. Accordingly, Sotheby's financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the art auction market. See Note 25 of Notes to Consolidated Financial Statements for Sotheby's quarterly results for the years ended December 31, 2015 and 2014.
Regulation of the Art Market
Regulation of the art market varies from jurisdiction to jurisdiction. In many jurisdictions, Sotheby's is subject to laws and regulations that are not directed solely toward the art market, including, but not limited to, import and export regulations, cultural property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws, laws and regulations involving sales, use, value-added and other indirect taxes, and regulations related to the use of real estate. In addition, Sotheby's is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 §§ 2-121-2-125, et. seq. Such regulations currently do not impose a material impediment to the worldwide business of Sotheby's, but do affect the art market generally. A material adverse change in such regulations, such as the American Royalties Too Act of 2014 introduced in the U.S. Congress, which would impose a 5% resale royalty (with a cap of $35,000) on sales of art through larger auction houses, could affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby's principal auction locations, increase the cost of moving property to such locations, or expose Sotheby's to legal claims or government inquiries. Sotheby's has a Compliance Department which, amongst other activities, develops and updates compliance policies and audits, monitors, and provides training to its employees on compliance with many of these laws and regulations.
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
Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility has allowed Sotheby's to finance a substantial portion of the Finance segment loan portfolio with debt. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate.

The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the collateral, which is concentrated within certain collecting categories. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby's ability to realize on its collateral may be limited or delayed.
Management aims to mitigate the risks associated with potential collateral devaluation by targeting a 50% loan-to-value ("LTV") ratio (i.e., the principal loan amount divided by the low auction estimate of the collateral). Loans may also be made with LTV ratios between 51% and 60% as the Finance segment credit facility permits borrowings on loans with an LTV of up to 60%. In rare circumstances, loans are also made at an initial LTV ratio of higher than 60%. In addition, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby's specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs.
See "Finance Segment" and "Liquidity and Capital Resources" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information on the financial performance and capital structure of the Finance segment. See Note 4 of Notes to Consolidated Financial Statements for information about Finance segment loans. See Note 7 of Notes to Consolidated Financial Statements for information about the Finance segment's dedicated revolving credit facility.
Finance Segment Market and Competition
Sotheby's Finance segment is uniquely positioned as a niche lender with the ability to tailor attractive financing packages for clients who wish to obtain immediate access to liquidity from their art assets. Through its Finance segment, Sotheby's deploys its unique combination of art expertise, skills in international law and finance, and access to capital.
A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of loans offered by the Finance segment. Additionally, many traditional lenders offer borrowers a variety of integrated financial services such as wealth management, which are not offered by Sotheby's. Few lenders, however, are willing to accept works of art as sole collateral for loans as they do not have access to market information allowing them to effectively appraise such collateral during the life of the loan. Sotheby's believes that through a combination of its art expertise and skills in international law and finance, it has the ability to tailor attractive financing packages for clients who wish to obtain immediate access to liquidity from their art assets.
Brand Licensing Activities
Prior to 2004, Sotheby's engaged in the marketing and brokerage of luxury residential real estate sales through Sotheby's International Realty ("SIR"). In 2004, Sotheby's sold SIR to a subsidiary of Realogy Corporation ("Realogy"), formerly Cendant Corporation. In conjunction with the sale, Sotheby's entered into an agreement with Realogy to license the SIR trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the "Realogy License Agreement"). The Realogy License Agreement is applicable worldwide.
The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2015, 2014, and 2013, Sotheby's earned $8.1 million, $7.2 million, and $6 million, respectively, in license fee revenue related to the Realogy License Agreement.
The Sotheby's name is also licensed for use in connection with the art auction business in Australia, and art education services in the United States (the "U.S.") and the United Kingdom (the "U.K."). Management will consider additional opportunities to license the Sotheby's brand in businesses where appropriate.
Financial and Geographical Information about Segments
See Note 3 of Notes to Consolidated Financial Statements for financial and geographical information about Sotheby's segments.

Employees
As of December 31, 2015, Sotheby's had 1,596 employees, with 625 located in North America and South America, 525 in the U.K., 226 in Continental Europe, and 220 in Asia. Sotheby's regards its relations with its employees as good. The table below provides a breakdown of Sotheby's employees by segment as of December 31, 2015 and 2014.

December 31,	2015	2014
Agency	1,368	1,341
Finance	11	8
All Other	217	201
Total	1,596	1,550
Employees classified within "All Other" principally relate to Sotheby's central corporate and information technology departments.
See Note 19 of Notes to Consolidated Financial Statements for information regarding voluntary separation incentive programs announced by Sotheby's in the fourth quarter of 2015 that will result in headcount reductions in 2016.
Website Address
Sotheby's makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K on the Investor Relations page of its website, www.sothebys.com. Such reports are made available on the same day that they are electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Information available on the website is not incorporated by reference and is not deemed to be part of this Form 10-K.
ITEM 1A: RISK FACTORS
Before you make an investment decision with respect to Sotheby's Common Stock, you should carefully consider all of the information included in this Form 10-K and the subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to "Forward Looking Statements," any of which could have a material adverse affect on Sotheby's business, results of operations, financial condition and the actual outcome of matters as to which forward looking statements are made in this annual report. The following risk factors, which are not ranked in any particular order, should be read in conjunction with the balance of this annual report, including the Consolidated Financial Statements and related notes included in this report.
The global economy, the financial markets and political conditions of various countries may negatively affect Sotheby's business and clients, as well as the supply of and demand for works of art.
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
Competition in the international art market is intense and may adversely impact Sotheby's business, results of operations, and financial condition.
Sotheby's competes with other auctioneers and art dealers to obtain valuable consignments to offer for sale either at auction or through private sale. The level of competition is intense and can adversely impact Sotheby's ability to obtain valuable consignments for sale, as well as the commission margins achieved on such consignments.
Sotheby's cannot be assured of the amount and quality of property consigned for sale, which may cause significant variability in its results of operations.
The amount and quality of property consigned for sale is influenced by a number of factors not within Sotheby's control. Many major consignments, and specifically single-owner sale consignments, often become available as a result of the death or financial or marital difficulties of the owner, all of which are unpredictable and may cause significant variability in Sotheby's results of operations from period to period.

The demand for art is unpredictable, which may cause significant variability in Sotheby's results of operations.
The demand for art is influenced not only by overall economic conditions, but also by changing trends in the art market as to which collecting categories and artists are most sought after and by the collecting preferences of individual collectors. These conditions and trends are difficult to predict and may adversely impact the ability of Sotheby's to obtain and sell consigned property, potentially causing significant variability in Sotheby's results of operations from period to period.
Sotheby's relies on a small number of clients who make a significant contribution to its revenues, profitability, and operating cash flows.
Sotheby's is a global art services business that caters to a select group of the world's most discerning art collectors. Accordingly, Sotheby's revenues, profitability, and operating cash flows are highly dependent upon its ability to develop and maintain relationships with this small group of clients, as well as the financial strength of these clients.
Tax matters may cause significant variability in Sotheby's results of operations.
Sotheby's operates in many tax jurisdictions throughout the world and the provision for income taxes involves a significant amount of judgment regarding the interpretation of relevant facts and laws in the jurisdictions in which Sotheby's operates. Sotheby's effective income tax rate and recorded tax balances can significantly change between periods due to a number of complex factors including, but not limited to: (i) future changes in applicable laws, including the European Commission’s investigations on illegal state aid and the Organisation for Economic Cooperation and Development project on Base Erosion and Profit Shifting, which may result in changes to long-standing tax principles; (ii) projected levels of taxable income; (iii) changes in the jurisdictional mix of forecasted and/or actual pre-tax income; (iv) increases or decreases to valuation allowances recorded against deferred tax assets; (v) tax audits conducted by various tax authorities; (vi) adjustments to income taxes upon the finalization of income tax returns; (vii) the ability to claim foreign tax credits; (viii) estimates of U.S. and foreign cash, (ix) working capital and investment needs, (x) the repatriation of foreign earnings for which Sotheby's has not previously provided income taxes; and (xi) tax planning strategies.
Sotheby's clients reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws or tax reporting obligations in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of clients to purchase or sell works of art through Sotheby's. Additionally, Sotheby's is subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between Sotheby's and its clients. The application of these laws and regulations to Sotheby's unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. These indirect tax liabilities are generally not those of Sotheby's unless it fails to collect the correct amount of sales, use, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose Sotheby's to claims from tax authorities.
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
On November 13, 2015, Sotheby's announced a series of regional voluntary separation incentive programs aimed at reducing headcount and associated compensation costs. Employee transitions under these programs commenced on December 31, 2015 and will occur throughout 2016. Sotheby's currently expects that the programs will result in a net reduction of approximately 5% of its global headcount of approximately 1,600 employees prior to the implementation of the Programs. The loss of employees as a result of these programs could adversely impact Sotheby's ability to compete.
The business plans and strategic initiatives being implemented by Sotheby's may not succeed.
Sotheby's future operating results are dependent, in part, on management's success in implementing its business plans and strategic initiatives. The inability of Sotheby's to successfully implement its business plans and strategic initiatives, including the integration of Art Agency, Partners (see Note 24 of Notes to Consolidated Financial Statements), could result in, among other things, the loss of clients and the impairment of assets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its business plans and strategic initiatives.

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
Sotheby's operates an equity joint venture with Beijing GeHua Art Company in China and, in 2014, established a wholly-owned subsidiary in China after obtaining the license required to operate as a Foreign-Invested Commercial Enterprise. Because these entities are foreign-invested enterprises under Chinese law, enforcement of certain of Sotheby's rights within these entities is subject to approval from the Chinese government. For example, all changes in ownership and constitution of the joint venture will be subject to approval by the Chinese government, including in the event Sotheby's is seeking to terminate the joint venture agreement, exercise its put option, or wind-up the joint venture. Accordingly, Sotheby's ability to successfully operate its business in China could be constrained by the Chinese government and other unforeseen circumstances.
Sotheby's ability to collect auction receivables may be adversely impacted by buyers from emerging markets, as well as by the banking and foreign currency laws and regulations and judicial systems of the countries in which it operates and in which its clients reside.
Sotheby's operates in 40 countries and has a worldwide client base that has grown in recent years due in part to an increase in the activity of buyers from emerging markets, in particular, China. The collection of auction receivables related to buyers from emerging markets may be adversely impacted by the buyer's lack of familiarity with the auction process and the buyer's financial condition. Sotheby's ability to collect auction receivables may also be adversely impacted by the banking and foreign currency laws and regulations regarding the movement of funds out of certain countries, as well as by Sotheby's ability to enforce its rights as a creditor in jurisdictions where the applicable laws and regulations may be less defined, particularly in emerging markets.
Sotheby's capital allocation and financial policies may impact its liquidity, financial condition, market capitalization and business, and Sotheby's ongoing ability to return capital to its shareholders (and the size and timing of such return) is subject to ongoing business variables.
The actions taken by management based on its review of Sotheby's capital allocation and financial policies may impact its current and future liquidity, financial condition, market capitalization, and business. In addition, the amount and timing of any potential return of capital to shareholders depends on various factors, including the amount of excess cash generated by the business in the future, the ability to continue to finance the Finance segment loan portfolio with debt, the business initiatives contemplated and implemented by management, and the amount of capital that may be required to support Sotheby's future liquidity needs, among other factors.
Foreign currency exchange rate movements can significantly impact Sotheby's results of operations and financial condition.
Sotheby's has operations throughout the world. Approximately 53% of Sotheby's total revenues were earned outside of the U.S. in 2015, including 27% of its total revenues earned in the U.K. Additionally, Sotheby's has significant assets and liabilities denominated in the Pound Sterling, the Euro, and the Swiss Franc. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the monthly average exchange rates prevailing during the period in which they are recognized. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling, the Euro, and the Swiss Franc, can significantly impact Sotheby's results of operations and financial condition.

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
Under the standard terms and conditions of its auction and private sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. However, in certain instances and subject to management approval under Sotheby's internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer while Sotheby's retains possession of the property. In such situations, if the buyer does not make payment, Sotheby's will take title to the property, but could be exposed to losses if the value of the property declines. In certain other situations and subject to management approval under Sotheby's internal corporate governance policy, the buyer is allowed to take possession of purchased property before making payment. In these situations, Sotheby's is liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur losses in the event of buyer default. See Note 4 of Notes to Consolidated Financial Statements for information about auction and private sale receivables.
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
As discussed above, the market for fine art, decorative art, and jewelry is not a highly liquid trading market and, as a result, the valuation of these items is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of property offered with auction guarantees. If management's judgments about the likely selling prices of property offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results, financial condition, and liquidity. See Note 16 of Notes to Consolidated Financial Statements for information related to auction guarantees.
Sotheby's could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, Sotheby's reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby's counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby's could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. See Note 16 of Notes to Consolidated Financial Statements for information related to auction guarantees.
Demand for art-related financing is unpredictable, which may cause variability in the operating results of Sotheby's Finance segment.
Sotheby's business is, in part, dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections. Accordingly, the operating results of Sotheby's Finance segment are subject to variability from period to period.
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
The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of these items is inherently subjective and their realizable value often fluctuates over time. Accordingly, Sotheby's is at risk both as to the realizable value of the property held in inventory and as to the realizable value of the property pledged as collateral for Finance segment loans. In estimating the realizable value of art held in inventory and art pledged as collateral for Finance segment loans, management considers the following complex array of factors: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account current art market conditions, as well as changing trends as to which collecting categories and artists are most sought after; (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist, (iv) the state of the global economy and financial markets; and (v) management's intent and ability to hold the property in order to maximize the realizable value. If there is evidence that the estimated realizable value of a specific item held in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. In addition, if the estimated realizable value of the property pledged as collateral for a Finance segment loan is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. These factors may cause significant variability in Sotheby's results of operations from period to period.
The low rate of historic losses on the Finance segment loan portfolio may not be indicative of future loan loss experience.
Sotheby's has historically incurred minimal losses on the Finance segment loan portfolio. However, despite management's stringent loan underwriting standards, Sotheby's previous loan loss experience may not be indicative of the future performance of the loan portfolio.
The collateral supporting the Finance segment loan portfolio is concentrated within certain collecting categories. A material decline in these markets could impair Sotheby's ability to collect the principal and interest owed on certain loans and could require repayments of borrowings on such affected loans under Sotheby's revolving credit facility.
The collateral supporting the Finance segment loan portfolio is concentrated within certain collecting categories. Although management believes the Finance segment loan portfolio is sufficiently collateralized due to its current aggregate loan-to-value ratio of 50%, a material decline in these markets could impair Sotheby's ability to collect the principal and interest owed on certain loans. Additionally, the eligibility of individual Finance segment loans included in the borrowing base of Sotheby's revolving credit facility requires a minimum loan-to-value ratio of 60%. A material decline in the value of Finance segment loan collateral could result in an increase in the loan-to-value ratio above 60% for individual loans and could require repayment of a portion of the borrowings associated with such loans.
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

A breach of the security measures protecting Sotheby's global network of information systems and those of certain third-party service providers utilized by Sotheby's could adversely impact its operations, reputation and brand.
The protection of client, employee and company data is extremely important to Sotheby's. The regulatory environment surrounding information security and privacy is becoming increasingly demanding and frequently changing in the jurisdictions in which Sotheby's does business. Clients and employees have expectations that Sotheby's will protect their information from cyber-attacks and other security breaches. Sotheby's has implemented systems and processes that are designed to protect personal and company information and to prevent data losses, however, these measures cannot provide absolute security, and Sotheby's systems may be vulnerable to cyber-security breaches such as viruses, break-ins, and similar disruptions from unauthorized intrusions. In addition, Sotheby's is dependent on a global network of information systems to conduct its business and is committed to maintaining a strong infrastructure to secure these systems. As part of its information systems infrastructure, Sotheby's relies increasingly upon third-party service providers to perform services related to its live auction bidding platform, retail wine and other e-commerce, video broadcasting, website content distribution, marketing, and to store, process and transmit information including client, employee and company information. Any failure on Sotheby's part or by these third-party service providers to maintain the security of Sotheby's confidential data and its client and employee personal information could result in business disruption, damage to reputation, financial obligations, lawsuits, sizable fines and costs, and loss of employee and client confidence in Sotheby's, and thus could have a material adverse impact on Sotheby's business and financial condition, and adversely affect results of operations. A significant security breach could require future expenditures to implement additional security measures to protect against new privacy threats or to comply with state, federal and international laws aimed at addressing those threats.
Due to the nature of its business, valuable works of art are exhibited and stored at Sotheby's facilities around the world. Such works of art could be subject to damage or theft, which could have a material adverse effect on Sotheby's business and reputation.
Valuable works of art are exhibited and stored at Sotheby's facilities around the world. Although Sotheby's maintains state of the art security measures at its premises, valuable artworks may be subject to damage or theft. The damage or theft of valuable property despite these security measures could have a material adverse impact on Sotheby's business and reputation.
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
Sotheby's inability to successfully implement its business continuity plans in the wake of an unexpected event, such as an act of God or a terrorist attack occurring in or near one of its major selling and/or sourcing offices and/or any other unexpected event, could disrupt its ability to operate and adversely impact its operations.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
Sotheby's is headquartered at 1334 York Avenue, New York, New York (the"York Property"). The York Property includes land and approximately 489,000 square feet of building area. The York Property is home to Sotheby's sole North American auction salesroom and principal North American exhibition space, including S|2, a private sale exhibition gallery. The York Property is also home to the U.S. operations of Sotheby's Finance segment and its corporate offices. The York Property was purchased by Sotheby's on February 6, 2009 for $370 million and, prior to this purchase, Sotheby's occupied the York Property subject to a 20-year lease which was entered into in conjunction with a sale-leaseback transaction in February 2003.
The York Property is subject to a mortgage, which was refinanced on July 1, 2015 with a seven-year, $325 million mortgage that bears interest based on the one-month LIBOR rate plus a spread of 2.25%. Sotheby's has entered into associated interest rate protection agreements to hedge the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments. As of December 31, 2015, the York Property had a net book value of $264 million. See Notes 7 and 18 of Notes to Consolidated Financial Statements for additional information on the York Property Mortgage and the related interest rate protection agreements.
Sotheby's U.K. operations are centered at New Bond Street, London, where the main salesrooms, exhibition spaces and administrative offices are located. As part of a multi-year refurbishment initiative, Sotheby's has invested approximately $10 million in New Bond Street over the past 4 years to enhance exhibition space and construct an S|2 private sales gallery. Almost the entire New Bond Street complex is either owned or held under various long-term lease, freehold, and virtual freehold arrangements. (Freeholds are occupancy arrangements in which the property is owned outright by Sotheby's. Virtual freeholds are occupancy arrangements in which there is a 2,000-year lease with nominal yearly rent payments that cannot be escalated during the term of the lease.) Sotheby's also leases 52,000 square feet for a warehouse facility in Greenford, West London under a lease that expires in 2030.
Below is a table summarizing Sotheby's ownership, freehold, and lease arrangements related to its London properties as of December 31, 2015 (in thousands of dollars, except for square footage):

	Square Footage	Net Book Value of Land	Net Book Value of Buildings and Building Improvements	Net Book Value of Leasehold Improvements	Total Net Book Value of London Premises
Freeholds and virtual freeholds	96,503	$5,378	$2,001	$25,953	$33,332
Leases with a remaining term greater than 10 years	108,089			9,404	9,404
All other leases	30,309			2,705	2,705
Total	234,901	$5,378	$2,001	$38,062	$45,441
Sotheby's also leases space primarily for Agency segment operations in various locations throughout North America, South America, Continental Europe and Asia, including sales centers in Geneva and Zurich, Switzerland; Milan, Italy; Paris, France; and Hong Kong and Beijing, China.
Management believes Sotheby's worldwide premises are adequate for the current conduct of its business, but continues to evaluate its real estate holdings in New York and London, taking into account the strategic and operating requirements for these locations.
ITEM 3: LEGAL PROCEEDINGS
See Note 14 of Notes to Consolidated Financial Statements for information related to Legal Proceedings.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Information
Quarterly Stock Prices—The principal market for Sotheby's Common Stock is the NYSE (symbol: BID). As of February 12, 2016, there were 863 holders of record of Sotheby's Common Stock. The quarterly price ranges on the NYSE of Sotheby's Common Stock for the years ended December 31, 2015 and 2014 were as follows:

	2015		2014
	High	Low	High	Low
Quarter Ended
March 31	$45.41	$39.70	$53.74	$42.41
June 30	$47.28	$40.47	$44.86	$37.89
September 30	$45.74	$31.46	$44.95	$35.00
December 31	$35.40	$25.49	$44.01	$34.74
Cash Dividends—The following table summarizes cash dividends declared and paid to shareholders in each of the quarterly periods in the years ended December 31, 2015 and 2014 (in thousands of dollars, except per share amounts):

	2015		2014
	Per Share	Amount	Per Share	Amount
Quarterly Dividends
1st quarter	$0.10	$6,944	$0.10	$6,944
2nd quarter	0.10	6,933	0.10	6,894
3rd quarter	0.10	6,667	0.10	6,899
4th quarter	0.10	6,563	0.10	6,899
Total	0.40	27,107	0.40	27,636
Special Dividends
1st quarter	—	—	4.34	300,118
Total dividends	$0.40	$27,107	$4.74	$327,754
In January 2014, Sotheby's declared a special dividend of $300 million ($4.34 per share) payable to shareholders of record as of February 12, 2014. The $300 million special dividend was paid on March 17, 2014 and was funded principally by the repatriation of $250 million of cash from Sotheby's foreign subsidiaries, with the remaining $50 million funded by existing domestic cash balances. In conjunction with this special dividend, dividend equivalents of approximately $11 million were accrued on share-based payments to Sotheby's employees and charged against retained earnings. Through December 31, 2015, approximately $5.8 million of such dividends has been paid to employees, with $2 million paid in March 2015 and $3.8 million paid in March 2014. See Note 12 of Notes to Consolidated Financial Statements for information related to Sotheby's share-based payment programs.
On January 21, 2016, in light of management's recent capital allocation analysis, the Board of Directors decided to eliminate Sotheby's $0.10 per share quarterly cash dividend and allocate the capital instead to repurchase shares of Common Stock. See "Issuer Purchases of Equity Securities" below.
Sotheby's has a credit agreement with an international syndicate of lenders led by General Electric Capital Corporation under which there are no limitations on dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the credit agreement, equals or exceeds $200 million. See "Liquidity and Capital Resources" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 7 of Notes to Consolidated Financial Statements for additional information related to Sotheby's credit agreement.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Common Stock by Sotheby's during the three months ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of Sotheby's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under Sotheby's publicly announced share repurchase program
October 2015	—	$—	—	$125,000,000
November 2015	1,038,280	$24.08	1,038,280	$125,000,000
December 2015	—	$—	—	$125,000,000
Fourth Quarter 2015	1,038,280		1,038,280
In January 2014, the Board of Directors authorized a five-year, $150 million Common Stock repurchase program. In March 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated share repurchase ("ASR") agreement.
On August 6, 2015, the Board of Directors approved an increase of $125 million to Sotheby's share repurchase authorization. On August 13, 2015, Sotheby's entered into an ASR agreement (the "August 2015 ASR Agreement") pursuant to which it received an initial delivery of 2,667,378 shares of its Common Stock for an initial purchase price of $125 million. The initial shares received by Sotheby's on August 13, 2015 had a value of $100 million, or $37.49 per share. In November 2015, the counterparty to the August 2015 ASR Agreement elected to conclude the agreement, and Sotheby's received an additional 1,038,280 shares of its Common Stock. Accordingly, the August 2015 ASR Agreement resulted in the total repurchase of 3,705,658 shares of Sotheby's Common Stock for an average price of $33.73 per share.
On January 21, 2016, in light of management's recent capital allocation analysis, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. Through February 25, 2016, Sotheby's has repurchased 3,998,381 shares of its Common Stock for $90.9 million at an average price of $22.74 per share under this authorization through open market purchases. Management expects to continue to repurchase shares of Common Stock under this authorization through additional open market purchases and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph.
The timing of share repurchases and the actual amount purchased will depend on a variety of factors including the market price of Sotheby's Common Stock, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which could allow Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.

Equity Compensation Plans
The following table provides information as of December 31, 2015 related to shares of Sotheby's Common Stock that may be issued under its existing equity compensation plans, including the Sotheby's 1997 Stock Option Plan (the"Stock Option Plan"), the Sotheby's Restricted Stock Unit Plan (the"Restricted Stock Unit Plan"), and the Sotheby's Amended and Restated Stock Compensation Plan for Non-Employee Directors (the"Directors Stock Plan"):

	(A)	(B)	(C)
Plan Category (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
	(In thousands, except per share data)
Equity compensation plans approved by shareholders	1,864	$22.11	3,501
Equity compensation plans not approved by shareholders	206	—	—
Total	2,070	$22.11	3,501
_____________________________________________________________

(1)	See Note 12 of Notes to Consolidated Financial Statements for a description of the material features of Sotheby's equity compensation plans.

(2)
Equity compensation plans approved by shareholders include 1,813,614 shares awarded under the Restricted Stock Unit Plan for which vesting is contingent upon future employee service and/or Sotheby's achievement of certain profitability targets and 50,000 vested and outstanding stock options for which vesting was contingent only upon future employee service. Equity compensation plans not approved by shareholders consist of inducement awards granted to Thomas S. Smith, Jr., Sotheby's President and Chief Executive Officer ("CEO"), upon the commencement of his employment on March 31, 2015, consisting of an award of 158,638 shares of restricted stock and 47,070 fully-vested restricted stock units. These awards were not issued pursuant to the Restricted Stock Unit Plan and have not been registered with the SEC. See Note 12 of Notes to Consolidated Financial Statements for a description of these inducement awards.

(3)
The weighted-average exercise price includes the exercise price of stock options, but does not take into account 1,813,614 shares awarded under the Restricted Stock Unit Plan or the 158,638 restricted stock shares and 47,070 fully-vested restricted stock units granted to Mr. Smith upon the commencement of his employment as Sotheby's President and CEO on March 31, 2015.

(4)
Includes 3,227,866 shares available for future issuance under the Restricted Stock Unit Plan, 104,100 shares available for issuance under the Stock Option Plan, and 168,850 shares available for issuance under the Directors Stock Plan.

Performance Graph
The following graph compares the cumulative total shareholder return on Sotheby's Common Stock for the five-year period from December 31, 2010 to December 31, 2015 with the cumulative return of the Standard & Poor's Global Luxury Index (the "S&P Global Luxury Index"), which is a line-of-business index largely composed of companies whose products and services appeal to a segment of the population consistent with Sotheby's clients, and the Standard & Poor's MidCap 400 Stock Index (the"S&P MidCap 400").
The graph reflects an investment of $100 in Sotheby's Common Stock, the S&P Global Luxury Index, and the S&P MidCap 400 on December 31, 2010, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Sotheby's	$100.00	$63.80	$76.37	$121.35	$108.34	$65.33
S&P Global Luxury Index	$100.00	$98.23	$124.18	$168.38	$160.71	$151.18
S&P MidCap 400	$100.00	$98.28	$115.84	$154.67	$169.76	$166.10

ITEM 6: SELECTED FINANCIAL DATA

Year ended December 31,	2015	2014	2013	2012	2011
	(Thousands of dollars, except per share data)
Income Statement Data:
Revenues:
Agency commissions and fees	$791,920	$825,126	$793,639	$717,231	$791,738
Inventory sales	108,699	69,958	30,638	26,180	21,790
Finance	50,489	33,013	21,277	17,707	12,038
License fees	9,820	8,484	6,902	6,124	5,228
Other	566	1,472	1,222	1,250	1,042
Total revenues	$961,494	$938,053	$853,678	$768,492	$831,836
Net interest expense (a)	$(30,969)	$(33,306)	$(39,911)	$(42,879)	$(37,496)
Net income attributable to Sotheby's	$43,727	$117,795	$130,006	$108,292	$171,416
Basic earnings per share	$0.64	$1.69	$1.90	$1.59	$2.52
Diluted earnings per share	$0.63	$1.68	$1.88	$1.57	$2.46
Cash dividends declared per share	$0.40	$4.74	$0.20	$0.52	$0.23
Statistical Metrics:
Net Auction Sales (b)	$5,016,738	$5,151,419	$4,338,948	$3,809,656	$4,240,573
Auction Commission Margin (c)	14.3%	14.7%	15.9%	16.3%	16.6%
Private Sales (d)	$673,119	$624,511	$1,179,038	$906,510	$814,581
Adjusted Net Income (e)	$143,131	$142,398	$139,461	$116,553	$175,782
Adjusted Diluted Earnings Per Share (e)	$2.07	$2.03	$2.02	$1.69	$2.52
EBITDA (e)	$241,102	$256,776	$245,066	$220,640	$286,596
Adjusted EBITDA (e)	$294,551	$298,613	$246,438	$235,658	$292,955
Balance Sheet Data:
Working capital (f)	$912,156	$610,315	$829,784	$706,244	$728,984
Average Loan Portfolio (g)	$732,814	$583,304	$433,619	$335,898	$219,785
Total assets	$3,274,129	$3,134,820	$2,893,546	$2,575,095	$2,399,414
Credit facility borrowings	$541,500	$445,000	$—	$—	$—
Long-term debt, net	$614,767	$300,000	$515,148	$515,197	$464,552
Total equity	$806,704	$878,238	$1,139,665	$992,826	$903,667

Legend:
(a)	Represents interest expense less interest income.
(b)	Represents the total hammer (sale) price of property sold at auction.
(c)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(d)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
(e)
See "Non-GAAP Financial Measures" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

(f)	See Note 23 of Notes to Consolidated Financial Statements for information regarding a change in the balance sheet classification of deferred tax assets and liabilities that was adopted in 2015.
(g)	Represents the average Finance segment loan portfolio outstanding during the period.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Sotheby's is a global art business whose operations are organized under two segments—Agency and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired incidental to the auction process and the activities of RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art. See Note 3 of Notes to Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015.
The global art market is influenced over time by the overall strength and stability of the global economy, the financial markets of various countries, geopolitical conditions, and world events, all of which may impact the willingness of potential buyers and sellers to purchase and sell art. In addition, the amount and quality of art consigned for sale is influenced by other factors not within Sotheby's control, and many consignments often become available as a result of the death or financial or marital difficulties of the owner. These factors cause the supply and demand for works of art to be unpredictable and may lead to significant variability in Sotheby's revenues from period to period.
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is the sourcing of high quality and valuable property for sale either as agent or as principal. Sotheby's primary global competitor is Christie's, a privately owned auction house. In response to the competitive environment, Sotheby's may offer consignors a variety of financial inducements such as auction commission sharing arrangements and auction guarantees as a means to secure high-value consignments. Although these inducements may lead to a higher level of auction consignments, they adversely impact auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the risk of a decline in auction commission margins, from time-to-time, Sotheby's adjusts its commission rate structures. In addition, Sotheby's may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements such as irrevocable bids under which a counterparty commits to bid a predetermined price on the guaranteed property. However, Sotheby's could be exposed to losses in the event any of its counterparties do not perform according to the terms of these contractual arrangements.
Sotheby's is a service business in which the ability of its employees to source high-value works of art and develop and maintain relationships with potential sellers and buyers of art is essential to its success. Sotheby's business is highly dependent upon attracting and retaining qualified personnel and employee compensation is its most substantial operating expense. Sotheby's also incurs significant costs to promote and conduct its auctions, as well as general and administrative expenses to support its global operations. While a large portion of Sotheby's expenses are fixed, certain categories of expense are variable. For example, sale marketing costs are dependent upon the volume of auction activity and certain elements of employee compensation are a function of Sotheby's profitability.
Business and Industry Trends
Agency Segment—In late-2009, the global art market began a period of expansion that resulted in some of the most profitable years in Sotheby's history. A significant driver of the expansion of the global art market and Sotheby's profitability during this period was the growth of the Contemporary and Asian art markets, as well as increased demand for art from clients in China and other emerging markets across several collecting categories.
As the global art market expanded, the value of the property sold by Sotheby's increased and the competitive environment between Sotheby's and Christie's intensified. These factors resulted in a decline in auction commission margins over the past few years, with the competitive environment for high-value consignments causing an increase in the use of auction commission sharing arrangements and an increase in the use of auction guarantees, sometimes without the protection of irrevocable bids. To help mitigate the decline in auction commission margins, in March 2013 and again in February 2015, management enacted increases in Sotheby's buyer's premium rate structure. See "Auction Commission Margin" within the discussion of Agency segment results below for additional commentary.
Auction sale results in the fourth quarter of 2015 and to date in 2016 indicate that the global art market is experiencing a period of lower sales and the long-term growth trend in the market appears to be moderating in 2016. See statement on Forward Looking Statements.

Finance Segment—In recent years, there has also been an increase in the demand for art-related financing. In response, and in an effort to reduce the Finance segment's cost of capital and enhance returns, in January 2014, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility has allowed management to finance 79% of the loan portfolio with debt, and has contributed to a 44% increase in the client loan portfolio when compared to December 31, 2013, resulting in a 56% increase in Finance segment gross profit for the year ended December 31, 2015 when compared to 2013.
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales represented 78% and 79% of total Net Auction Sales in 2015 and 2014, respectively, with auction commission revenues comprising approximately 75% and 81%, respectively, of Sotheby's total revenues in those years. Accordingly, Sotheby's financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the art auction market. See Note 25 of Notes to Consolidated Financial Statements for Sotheby's quarterly results for the years ended December 31, 2015 and 2014.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in Sotheby's Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from management's original estimates as future events and circumstances sometimes do not develop as expected. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of Sotheby's Consolidated Financial Statements. In addition, management believes that the following are its most critical accounting estimates, which are not ranked in any particular order, that may affect Sotheby's reported financial condition and/or results of operations.

(1)
Valuation of Inventory and Loan Collateral—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. If there is evidence that the estimated realizable value of a specific item held by Sotheby's in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. If the estimated realizable value of the property pledged as collateral for a Finance segment loan is less than the corresponding loan balance, management must assess whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan.

In estimating the realizable value of art held in inventory and art pledged as collateral for Finance segment loans, management considers the following complex array of factors: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account current art market conditions, as well as changing trends as to which collecting categories and artists are most sought after; (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist; (iv) the state of the global economy and financial markets; and (v) management's intent and ability to hold the property in order to maximize the realizable value.
Due to the inherent subjectivity involved in estimating the realizable value of art held in inventory and art pledged as collateral for Finance segment loans, management's estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale.
See Note 1 of Notes to Consolidated Financial Statements for information related to Sotheby's inventory. See Note 4 of Notes to Consolidated Financial Statements for information related to Finance segment loans.

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
Management's judgments regarding the collectability of accounts receivable are based on an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Management's judgments with respect to the collectability of amounts due from buyers for auction and private sale purchases may prove, with the benefit of hindsight, to be incorrect. See Note 4 of Notes to Consolidated Financial Statements for information related to accounts receivable.
(3) Pension Obligations—The pension obligations related to Sotheby's U.K. defined benefit pension plan (the"U.K. Pension Plan") are based on an actuarial valuation. Inherent in this valuation are key assumptions and estimates, including those related to the discount rate, the expected long-term rate of return on plan assets, future inflation, and mortality, which are reviewed and updated, as appropriate, on at least an annual basis. In developing these assumptions and estimates, management considers current market conditions, market indices, and other relevant data.
The discount rate represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a yield curve for a selection of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. The discount rate as of December 31, 2014 that was used to calculate the $1.6 million net pension cost recorded in 2015 was 3.5%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.5 million. As of December 31, 2015, the discount rate used to calculate the $326.2 million benefit obligation was 3.7%. A hypothetical increase or decrease of 0.1% in this assumption would result in a decrease or increase in the benefit obligation of approximately $6.1 million.
The expected long-term rate of return is weighted according to the composition of invested assets and is based on expected future appreciation, as well as dividend and interest yields currently available in the equity and bond markets. In particular, the expected rate of return for growth assets represents management's best estimate of annualized long-term returns by asset class. The expected rate of return on debt securities is based on interest yields currently available on long-dated U.K. government bonds and highly-rated corporate bonds. The expected long-term rate of return on plan assets used to calculate the $1.6 million net pension cost recorded in 2015 was 5.4%. A hypothetical increase or decrease of 0.25% in this assumption would result in a decrease or increase in net annual pension cost of approximately $0.9 million.
Assumed mortality rates are based upon standardized data tables used by actuaries in the U.K., taking into account the demographics of U.K. Pension Plan members and allowances for longer future life expectancies. A hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in net pension cost of approximately $0.4 million. Additionally, a hypothetical 5% increase or decrease in life expectancies would result in an increase or decrease in the benefit obligation of approximately $3.3 million.

As of December 31, 2015, the accumulated after-tax net loss related to the U.K. Pension Plan that has not yet been recognized in Sotheby's Consolidated Income Statements was ($10) million and is reflected in the Shareholders' Equity section of Sotheby' Consolidated Balance Sheets. Unrecognized pension losses are generally the result of: (i) actual results being different from previous actuarial assumptions (for example, the expected return on plan assets); (ii) changes in actuarial assumptions between balance sheet dates (for example, the discount rate); and/or (iii) curtailment gains. If the unrecognized pre-tax loss reflected in Shareholders' Equity ($18 million) were to exceed 10% of the greater of: (i) the market-related value of plan assets ($381 million) or (ii) the benefit obligation ($326 million), the excess amount would be amortized as a component of future net pension cost over the average expected remaining service period of active plan participants, which is approximately 12.4 years.
Management is currently in consultation with active participants regarding an amendment to the U.K. Pension Plan which would close the plan to accrual of future service costs for these employees. This consultation process is being conducted in accordance with local statutory requirements and the resulting amendment is expected to be enacted in the first quarter of 2016. The ($10) million accumulated after-tax net loss reflected in the Shareholders' Equity section of Sotheby's Consolidated Balance Sheets includes a $17.9 million curtailment gain resulting from this expected plan amendment.
See Note 15 of Notes to Consolidated Financial Statements for additional information related to the U.K. Pension Plan.

(4)
Income Taxes—The provision for income taxes involves a significant amount of management judgment regarding the interpretation of the relevant facts and laws in the many jurisdictions in which Sotheby's operates. Sotheby's effective income tax rate and recorded tax balances can change significantly between periods due to a number of complex factors including, but not limited to: (i) future changes in applicable laws, including the European Commission’s investigations on illegal state aid and the Organisation for Economic Cooperation and Development project on Base Erosion and Profit Shifting, which may result in changes to long-standing tax principles; (ii) projected levels of taxable income; (iii) changes in the jurisdictional mix of forecasted and/or actual pre-tax income; (iv) increases or decreases to valuation allowances recorded against deferred tax assets; (v) tax audits conducted by various tax authorities; (vi) adjustments to income taxes upon the finalization of income tax returns; (vii) the ability to claim foreign tax credits; (viii) estimates of U.S. and foreign cash, (ix) working capital and investment needs, (x) the repatriation of foreign earnings for which Sotheby's has not previously provided income taxes; and (xi) tax planning strategies.

As of December 31, 2015, Sotheby's had a net deferred tax liability of $32.5 million, which includes gross deferred tax assets of $79.3 million, primarily resulting from deductible temporary differences which will reduce taxable income in future periods over a number of years. To a lesser extent, Sotheby's also has deferred tax assets relating to net operating loss carryforwards, which are partially offset by a valuation allowance of $2.4 million to reduce the deferred tax assets to the amount that management has determined is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If management determines that sufficient negative evidence exists (for example, if Sotheby's experiences cumulative three-year losses in a certain jurisdiction), then management will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on Sotheby's effective income tax rate and results. Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which it recorded the valuation allowance (for example, if Sotheby's is no longer in a three-year cumulative loss position in the jurisdiction, and management expects to have future taxable income in that jurisdiction based upon its forecasts and the expected timing of deferred tax asset reversals), management may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on Sotheby's effective income tax rate and results in the period such determination was made.

Due to the global complexity of tax regulation, Sotheby's records liabilities to address potential exposures involving uncertain tax positions that management has taken, or expects to take, on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications and interpretations of income tax related statutes, rules, and regulations. As of December 31, 2015, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $22 million. Management believes that Sotheby's recorded tax liabilities are adequate to cover all open years based on an assessment of the relevant facts and circumstances. This assessment involves assumptions and significant judgments about future events and potential actions by taxing authorities, as well as an evaluation of past experiences. The cost of the ultimate resolution of these matters may be greater or less than the liability that Sotheby's has recorded. To the extent that management's opinion as to the outcome of these matters changes, income tax expense will be adjusted accordingly in the period in which such a determination is made.
See discussion "Income Tax Expense" below, as well as Notes 8 and 9 of Notes to Consolidated Financial Statements.

(5)
Share-Based Payments—Sotheby's grants share-based payment awards as compensation to certain employees. The amount of compensation expense recognized for share-based payments is based on management's estimate of the number of shares ultimately expected to vest as a result of employee service. A substantial portion of the share-based payment awards vest only if Sotheby's achieves established profitability targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's quarterly assessment of the likelihood and timing of achieving these future profitability targets. Accordingly, if management's projections of future profitability prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease.

In 2015, Sotheby's granted a share-based payment award to Thomas S. Smith, Jr., its President and Chief Executive Officer, with a single vesting opportunity after a five-year service period contingent upon the achievement of pre-determined levels of Sotheby's stock price appreciation. The compensation expense recognized for this share-based payment is based on management's estimate of the grant date fair value of the award. In developing this estimate, management considered current market conditions, historical data, and other relevant data. See Note 12 of Notes to Consolidated Financial Statements for information related to Sotheby's share-based payment programs.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
This discussion should be read in conjunction with Note 3 of Notes to Consolidated Financial Statements, which provides financial information about Sotheby's segments.
Overview
Sotheby's reported net income of $43.7 million (or $0.63 per diluted share) in 2015, representing a decrease of $74.1 million (63%) when compared to net income in 2014 of $117.8 million (or $1.68 per diluted share). The lower level of net income is due to a number of charges recorded in 2015, including a $65.7 million non-cash income tax charge related to the planned repatriation of foreign earnings and an after-tax charge of $23.6 million related to a series of regional voluntary separation incentive programs, both recognized in the fourth quarter of 2015. Excluding these and other charges, Sotheby's reported Adjusted Net Income* of $143.1 million (or $2.07 per diluted share), is comparable to 2014 Adjusted Net Income* of $142.4 million (or $2.03 per diluted share).
The comparison of Sotheby's net income and Adjusted Net Income* between 2015 and 2014 is also significantly influenced by sales of property from the collection of A. Alfred Taubman (the "Taubman Collection"), which is subject to an auction guarantee. Auction sale results for the Taubman Collection will fall short of the guaranteed amount and, accordingly, Sotheby's will not recognize any net auction commission revenue from this consignment, which contributed to the decline in auction commission margin when compared to the prior year. The comparison between the two years is also impacted by an overall lower level of auction commission revenues, as well as a higher level of auction direct costs (including $6 million attributable to the Taubman Collection) and an increase in inventory writedowns. These factors are largely offset by a lower level of accrued incentive compensation, improved Finance segment results, and a higher level of equity earnings in part attributable to Sotheby's 25% interest in RM Sotheby's, which was acquired in February 2015.
Although Adjusted Net Income* for 2015 is comparable to 2014, Adjusted Diluted Earnings Per Share* of $2.07 reflects an improvement versus 2014 due to 3,705,658 shares of Common Stock repurchased during the year.
Update on Taubman Collection
On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman (the "Estate") under which Sotheby's is selling works of art from the Taubman Collection. Robert S. Taubman, a director of Sotheby's, is a trustee and beneficiary of the Estate. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, which takes into account items withdrawn by the Estate prior to sale. Through February 24, 2016, total aggregate proceeds (i.e., the hammer price plus buyer's premium) from sales of Taubman Collection property were $470 million. The results of these sales, combined with the estimated value of items which were taken into inventory after failing to sell at auction ($33 million) and the estimated aggregate proceeds of the remaining property to be offered at future auctions ($3 million), result in a projected loss on the auction guarantee of approximately $3 million, which was recognized in the fourth quarter of 2015. The remaining outstanding auction guarantee attributable to the Taubman Collection as of February 24, 2016 is $3.4 million, relating to property scheduled to be offered at auction in 2016.

______________________

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Outlook
First Quarter of 2016
Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.  However, Sotheby’s reported unusually strong results and a profitable quarter for the three months ended March 31, 2015, attributable to the single-owner Bear Witness sale of Contemporary Art in London, and strong various-owner sales of Impressionist and Contemporary Art in London and Asian Art in New York. Through the first two months of 2016, Aggregate Auction Sales have decreased by approximately 33%, when compared to the same period in 2015. Accordingly, management anticipates a significant net loss in the first quarter of 2016. See statement on Forward Looking Statements.
Full Year 2016
Auction sale results in the fourth quarter of 2015 and to date in 2016 indicate that the global art market is experiencing a period of lower sales in comparison to the first half of 2015. Accordingly, it is unlikely that Net Auction Sales and revenues in 2016 will equal the levels achieved in 2015 and 2014. See statement on Forward Looking Statements.

Results of Operations for the Years Ended December 31, 2015 and 2014
The table below presents a summary of Sotheby's consolidated results of operations and related statistical metrics for the years ended December 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
	2015	2014	$ / %	%
Revenues:
Agency commissions and fees	$791,920	$825,126	$(33,206)	(4%)
Inventory sales	108,699	69,958	38,741	55%
Finance	50,489	33,013	17,476	53%
License fees	9,820	8,484	1,336	16%
Other	566	1,472	(906)	(62%)
Total revenues	961,494	938,053	23,441	2%
Expenses:
Agency direct costs	91,919	86,524	5,395	6%
Cost of inventory sales	111,090	68,037	43,053	63%
Cost of Finance revenues	15,780	8,740	7,040	81%
Marketing	19,332	16,566	2,766	17%
Salaries and related	302,825	310,934	(8,109)	(3%)
General and administrative	159,148	158,796	352	—%
Depreciation and amortization	19,481	20,575	(1,094)	(5%)
Voluntary separation incentive programs (a)	36,938	—	36,938	N/A
CEO separation and transition costs (b)	4,232	7,591	(3,359)	(44%)
Restructuring charges (net) (c)	(972)	14,238	(15,210)	N/A
Special charges (net) (d)	—	20,008	(20,008)	(100%)
Total expenses	759,773	712,009	47,764	7%
Operating income	201,721	226,044	(24,323)	(11%)
Net interest expense (e)	(30,969)	(33,306)	2,337	7%
Other (expense) income	(1,453)	283	(1,736)	N/A
Income before taxes	169,299	193,021	(23,722)	(12%)
Equity in earnings of investees	5,327	732	4,595	*
Income tax expense	131,145	75,761	55,384	73%
Net income	43,481	117,992	(74,511)	(63%)
Less: Net (loss) income attributable to noncontrolling interest	(246)	197	(443)	N/A
Net income attributable to Sotheby's	$43,727	$117,795	$(74,068)	(63%)
Diluted earnings per share - Sotheby's common shareholders	$0.63	$1.68	$(1.05)	(63%)
Statistical Metrics:
Aggregate Auction Sales (f)	$5,949,030	$6,075,345	$(126,315)	(2%)
Net Auction Sales (g)	$5,016,738	$5,151,419	$(134,681)	(3%)
Private Sales (h)	$673,119	$624,511	$48,608	8%
Consolidated Sales (i)	$6,720,384	$6,740,114	$(19,730)	—%
Adjusted Expenses (j)	$579,454	$593,395	$(13,941)	(2%)
Adjusted Operating Income (j)	$255,170	$267,881	$(12,711)	(5%)
Adjusted Net Income (j)	$143,131	$142,398	$733	1%
Adjusted Diluted Earnings Per Share (j)	$2.07	$2.03	$0.04	2%
EBITDA (j)	$241,102	$256,776	$(15,674)	(6%)
Adjusted EBITDA (j)	$294,551	$298,613	$(4,062)	(1%)
EBITDA Margin (j)	25.1%	27.4%	(2.3%)	N/A
Adjusted EBITDA Margin (j)	30.6%	31.8%	(1.2%)	N/A
Effective income tax rate (k)	77.5%	39.2%	38.3%	N/A

Legend:
*	Represents a change in excess of 100%.
(a)
Consists of charges associated with the voluntary separation incentive programs implemented by Sotheby's in the fourth quarter of 2015. See "Voluntary Separation Incentive Programs" below for additional information.

(b)
Consists of compensation-related charges and other costs associated with the resignation of William F. Ruprecht as Sotheby's President and Chief Executive Officer and the subsequent hiring of Thomas S. Smith, Jr. as his replacement. See "CEO Separation and Transition Costs" below for additional information.

(c)	Consists of charges for employee termination benefits and lease termination costs associated with the 2014 Restructuring Plan. See "Restructuring Charges (net)" below for additional information.
(d)
Consists of expenses directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point LLC ("Third Point"). See "Special Charges (net)" below for additional information.

(e)	Represents interest expense less interest income.
(f)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium.
(g)	Represents the total hammer (sale) price of property sold at auction.
(h)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
(i)
Represents the sum of Aggregate Auction Sales, Private Sales, and Inventory Sales. For the purposes of this calculation, when applicable, amounts that are associated with the sale of Sotheby's inventory at auction and included in Aggregate Auction Sales are eliminated.

(j)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
(k)
The effective income tax rate in 2015 is significantly impacted by non-cash income tax expense of $65.7 million related to the planned repatriation of foreign earnings. See "Income Tax Expense" and "Liquidity and Capital Resources" below for additional information.

Agency Segment
The Agency segment earns commissions by matching buyers and sellers, also known as consignors, of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired incidental to the auction process. See Note 3 of Notes to Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015. All prior period segment information has been updated to reflect this change.
The table below presents a summary of Agency segment gross profit and related statistical metrics for the years ended December 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
	2015	2014	$ / %	%
Agency commissions and fees:
Auction commissions	$719,152	$758,213	$(39,061)	(5%)
Private sale commissions	61,256	60,183	1,073	2%
Auction guarantees (net)	(11,567)	(15,462)	3,895	25%
Other	23,079	22,192	887	4%
Total Agency commissions and fees	791,920	825,126	(33,206)	(4%)
Inventory sales	100,110	60,167	39,943	66%
Total Agency segment revenues	892,030	885,293	6,737	1%
Agency direct costs:
Auction direct costs	85,182	79,677	5,505	7%
Private sale expenses	6,737	6,847	(110)	(2%)
Total Agency direct costs	91,919	86,524	5,395	6%
Cost of inventory sales	103,256	59,313	43,943	74%
Total Agency direct costs and cost of inventory sales	195,175	145,837	49,338	34%
Intersegment costs:
Interest (a)	$4,856	$6,796	(1,940)	(29%)
Facility fees (b)	2,065	2,209	(144)	(7%)
Consignment fees (c)	7,838	5,272	2,566	49%
Total intersegment costs	14,759	14,277	482	3%
Agency segment gross profit (d)	$682,096	$725,179	$(43,083)	(6%)
Statistical Metrics:
Aggregate Auction Sales (e)	$5,949,030	$6,075,345	$(126,315)	(2%)
Net Auction Sales (f)	$5,016,738	$5,151,419	$(134,681)	(3%)
Items sold at auction with a hammer (sale) price greater than $1 million	727	743	(16)	(2%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$3,273,638	$3,188,811	$84,827	3%
Items sold at auction with a hammer (sale) price greater than $2 million	385	408	(23)	(6%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $2 million	$2,828,520	$2,720,525	$107,995	4%
Items sold at auction with a hammer (sale) price greater than $3 million	250	276	(26)	(9%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$2,499,581	$2,396,255	$103,326	4%
Auction Commission Margin (g)	14.3%	14.7%	(0.4%)	N/A
Auction direct costs as a percentage of Net Auction Sales	1.70%	1.55%	0.15%	N/A
Private Sales (h)	$673,119	$624,511	$48,608	8%

Legend:
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are issued by the Finance segment as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(b)
Represents fees charged by the Finance segment for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents fees charged by the Finance segment for term loan collateral sold at auction or privately through the Agency segment. Such fees are paid to compensate the Finance segment for generating auction and private sale consignments. The Finance segment began charging these fees effective January 1, 2015. Prior period segment results are presented on a comparable basis.

(d)
The calculation of Agency segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 3 of Notes to Consolidated Financial Statements.

(e)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium.
(f)	Represents the total hammer (sale) price of property sold at auction.
(g)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(h)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.

Overview—Agency segment gross profit decreased by $43.1 million (6%) in 2015 largely due to changes in foreign currency exchange rates, which contributed $28.4 million to the overall decrease. Excluding the impact of foreign currency exchange rate changes, Agency segment gross profit decreased by $14.7 million (2%). The comparison of Agency segment gross profit between the two years is significantly influenced by sales of property from the Taubman Collection in the fourth quarter of 2015. The Taubman Collection is subject to an auction guarantee and although it totaled $383 million of Net Auction Sales in the fourth quarter of 2015, sale results will fall short of the guaranteed amount and Sotheby's will not recognize any net auction commission revenue from this consignment, causing a decline in Auction Commission Margin from 14.7% to 14.3%. Also contributing to the decrease in Agency segment gross profit in 2015 is a lower level of recurring various-owner Net Auction Sales, as well as a higher level of auction direct costs (including $6 million attributable to the Taubman Collection) and an increase in inventory writedowns. See below for a detailed discussion of the significant factors impacting the comparison between the two years.
Auction Commission Revenues—In its role as auctioneer, Sotheby's accepts property on consignment and matches sellers to buyers through the auction process. Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of Net Auction Sales. Auction commission revenues are recorded net of commissions owed to third parties, which are principally the result of situations when the buyer's premium is shared with a consignor or with the counterparty in an auction guarantee risk and reward sharing arrangement. Additionally, in certain situations, auction commissions are shared with third parties who introduce Sotheby's to consignors who sell property at auction or otherwise facilitate the sale of property at auction.
Auction commission revenues decreased $39.1 million (5%) in 2015 largely due to changes in foreign currency exchange rates, which contributed $28.4 million to the overall decrease. Excluding the impact of foreign currency exchange rate changes, auction commission revenues decreased $10.7 million (1%) due to a decrease in Auction Commission Margin from 14.7% to 14.3% and a lower level of recurring various-owner Net Auction Sales. See below for a more detailed discussion of Net Auction Sales and Auction Commission Margin.

Net Auction Sales—The table below presents a summary of Net Auction Sales for the years ended December 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in millions of dollars):

			Variance
	2015	2014	$	%
Impressionist and Modern Art	$1,569.3	$1,245.8	$323.5	26%
Contemporary Art	1,525.8	1,430.5	95.3	7%
Asian Art	630.2	675.2	(45.0)	(7%)
Jewelry	504.1	500.7	3.4	1%
Old Master and British Paintings and Drawings	223.5	307.7	(84.2)	(27%)
Other fine art, decorative art and collectibles	737.4	991.6	(254.2)	(26%)
Sub-total	5,190.3	5,151.5	38.8	1%
Impact of foreign currency exchange rate changes	(173.5)	N/A	(173.5)	N/A
Total	$5,016.8	$5,151.5	$(134.7)	(3%)
Net Auction Sales decreased $134.7 million (3%) in 2015 due to changes in foreign currency exchange rates, which contributed $173.5 million to the overall decrease. Excluding the impact of foreign currency exchange rate changes, Net Auction Sales increased $38.8 million (1%). The comparison of Net Auction Sales between the two years is significantly influenced by sales of property from the Taubman Collection at various auctions in the fourth quarter of 2015, which totaled $383 million across various collecting categories, most prominently in Impressionist and Modern Art ($237 million) and Contemporary Art ($121 million). Excluding sales of property from the Taubman Collection, the comparison of Net Auction Sales between the two periods is unfavorably impacted by a lower level of auction sales across the majority of Sotheby's collecting categories, most notably occurring in the fourth quarter of 2015.
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be adversely impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment, as well as by Sotheby's use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. See Note 16 of Notes to Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.
In order to enhance revenue and strengthen Auction Commission Margin, on February 1, 2015, Sotheby's enacted a new buyer's premium rate structure that is generally 25% on the first $200,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $200,000 up to and including $3 million; and 12% on any remaining amount above $3 million. The hammer (sale) price thresholds in other currencies have been adjusted in a commensurate manner. The previous buyer's premium rate structure, which was in effect since March 15, 2013, was 25% on the first $100,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $100,000 up to and including $2 million; and 12% on any remaining amount above $2 million.
Auction Commission Margin decreased from 14.7% to 14.3% in 2015 and was significantly influenced by sales of property from the Taubman Collection. The Taubman Collection is subject to an auction guarantee and although it totaled $383 million of Net Auction Sales in the fourth quarter of 2015, sale results will fall short of the guaranteed amount and Sotheby's will not recognize any net auction commission revenue from this consignment. The comparison of Auction Commission Margin between the two years is also influenced by an unfavorable change in sales mix, as a higher value of property was sold in the upper price bands of Sotheby's buyer's premium rate structure in 2015. These factors are partially offset by the change in the buyer's premium rate structure enacted on February 1, 2015, as discussed above, which added $44 million in incremental buyer's premium revenues in 2015.
Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Because private sales are individually negotiated, non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues.

Private sale commissions increased $1.1 million (2%) in 2015 due to an increased number of high-value transactions completed during the year, partially offset by foreign currency exchange rate changes. Excluding the $2.5 million unfavorable impact of foreign currency exchange rate changes, private sale commission revenues increased $3.6 million (6%) when compared to 2014.
Agency Direct Costs—The table below presents a summary of Agency direct costs for the years ended December 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
	2015	2014	$ / %	%
Auction direct costs:
Sale marketing	$38,120	$34,979	$3,141	9%
Shipping	12,971	13,208	(237)	(2%)
Sale venue	15,402	14,522	880	6%
Other	18,689	16,968	1,721	10%
Total auction direct costs	85,182	79,677	5,505	7%
Private sale expenses	6,737	6,847	(110)	(2%)
Total Agency direct costs	$91,919	$86,524	$5,395	6%
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.70%	1.55%	0.15%	N/A
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
In 2015, changes in foreign currency exchange rates reduced auction direct costs by $2.7 million. Excluding foreign currency exchange rate changes, auction direct costs increased $8.2 million (10%), primarily due to approximately $6 million of costs incurred to promote and conduct the Taubman Collection sales, and, to a lesser extent, the higher cost of promoting and conducting Sotheby's recurring various-owner Impressionist and Modern Art and Contemporary Art sales.
Inventory Sales and Cost of Inventory Sales - Agency segment inventory sales include proceeds earned from the sale of (i) artworks that have been obtained as a result of the failure of guaranteed property to sell at auction, (ii) artworks that have been purchased opportunistically, including property acquired for sale at auction, and (iii) other objects obtained incidental to the auction process (e.g., as a result of buyer default).
The table below presents a summary of Agency segment inventory activities for the years ended December 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
	2015	2014	$	%
Inventory sales	$100,110	$60,167	$39,943	66%
Cost of inventory sales	(103,256)	(59,313)	(43,943)	74%
Gross (loss) profit	$(3,146)	$854	$(4,000)	N/A
The increase in Agency segment Inventory Sales and Cost of Inventory Sales in 2015 is primarily due to two paintings acquired and sold at auction in 2015, which together yielded approximately $55 million in Inventory Sales and Cost of Inventory Sales. The unfavorable variance in Agency segment inventory gross (loss) profit is due to a higher level of inventory writedowns in 2015 when compared to the prior year.

Finance Segment
The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (i) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment (a "consignor advance"); and (ii) general purpose term loans secured by property not presently intended for sale (a "term loan"). See Note 4 of Notes to Consolidated Financial Statements for information about Finance segment loans.
The lending activities of the Finance segment are predominantly funded with borrowings drawn from a dedicated revolving credit facility. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. See Note 7 of Notes to Consolidated Financial Statements for information related to the Finance segment's dedicated revolving credit facility.
The table below presents a summary of Finance segment gross profit and related statistical metrics for the years ended December 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
	2015	2014	$ / %	%
Finance revenues:
Client paid revenues:
Interest	$42,771	$29,477	$13,294	45%
Facility and other fees	7,718	3,536	4,182	*
Total client paid revenues	50,489	33,013	17,476	53%
Intersegment revenues:
Interest (a)	4,856	6,796	(1,940)	(29%)
Facility fees (b)	2,065	2,209	(144)	(7%)
Consignment fees (c)	7,838	5,272	2,566	49%
Total intersegment revenues	14,759	14,277	482	3%
Total Finance revenues	65,248	47,290	17,958	38%
Cost of Finance revenues (d)	15,780	8,740	7,040	81%
Finance segment gross profit (e)	$49,468	$38,550	$10,918	28%
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$682,258	$644,441	$37,817	6%
Average Loan Portfolio (g)	$732,814	$583,304	$149,510	26%
Credit Facility Borrowings (h)	$541,500	$445,000	$96,500	22%
Average Credit Facility Borrowings (i)	$541,004	$306,448	$234,556	77%
Average Equity in Loan Portfolio (j)	$191,810	$276,856	$(85,046)	(31%)
Finance Segment Leverage Ratio (k)	79.4%	69.1%	10.3%	N/A
Finance Revenue Margin (l)	8.9%	8.1%	0.8%	N/A
Finance Segment LTM Return on Equity (m)	14.7%	N/A	N/A	N/A

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are issued by the Finance segment as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(b)
Represents fees earned from the Agency segment for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents fees earned from the Agency segment for Finance segment term loan collateral sold at auction or privately through the Agency segment. Such fees are paid to compensate the Finance segment for generating auction and private sale consignments. The Finance segment began charging these fees effective January 1, 2015. Prior period segment results are presented on a comparable basis.

(d)	Includes borrowing costs related to the Finance segment's dedicated revolving credit facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees.
(e)
The calculation of Finance segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, depreciation and amortization expense, and intercompany charges from Sotheby's global treasury function. However, these items are deducted in the determination of segment income before taxes as reported in Note 3 of Notes to Consolidated Financial Statements.

(f)	Represents the period end net loan portfolio balance.
(g)	Represents the average loan portfolio outstanding during the period.
(h)	Represents the period end balance of borrowings outstanding under the Finance segment's dedicated revolving credit facility.
(i)	Represents average borrowings outstanding during the period under the Finance segment's dedicated revolving credit facility.
(j)	Calculated as Average Loan Portfolio less Average Credit Facility Borrowings.
(k)	Calculated as Credit Facility Borrowings divided by Loan Portfolio Balance.
(l)	Represents the annualized margin of total client paid and intersegment Finance revenues in relation to the Average Loan Portfolio.
(m)
Represents the return on Finance segment net income, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using the Finance segment's effective income tax rate for the year ended December 31, 2015. On a pro-forma basis, assuming the current period-end Finance Segment Leverage Ratio of 79.4%, the Finance segment LTM Return on Equity for the year ended December 31, 2015, would be 19.3%. This metric is not applicable for the LTM period ended December 31, 2014, as the financing of the Finance segment loan portfolio with debt did not begin until February 2014.

The improvement in Finance segment gross profit in 2015 is a reflection of the higher Average Loan Portfolio, which can be attributed to the increased ability to fund loans through revolving credit facility borrowings, the relatively low nominal interest rate environment, and the improved global reach of Sotheby's art-financing business, all of which allowed Sotheby's to fund a number of significant new term loans during the first half of the year. The overall improvement in Finance segment gross profit is partially offset by a higher cost of revolving credit facility borrowings due to an increase in the Average Loan Portfolio and a higher Finance Segment Leverage Ratio as the process of financing loans with debt began in February 2014.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby's brand and include digital and print advertising, client relationship development, Sotheby's lifestyle magazines, and strategic sponsorships of and charitable donations to cultural institutions. Marketing expenses increased $2.8 million (17%) in 2015 as a result of costs incurred to enhance Sotheby's brand preeminence and accessibility.

Salaries and Related Costs
The table below presents a summary of salaries and related costs for the years ended December 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
	2015	2014	$ / %	%
Full-time salaries	$146,130	$150,110	$(3,980)	(3%)
Incentive compensation expense	44,456	63,672	(19,216)	(30%)
Leadership transition severance costs	13,251	—	13,251	N/A
Share-based payment expense	28,632	23,470	5,162	22%
Payroll taxes	20,472	23,631	(3,159)	(13%)
Employee benefits	30,331	29,651	680	2%
Other compensation expense	19,553	20,400	(847)	(4%)
Total salaries and related costs	$302,825	$310,934	$(8,109)	(3%)
Statistical Metric:
Salaries and related costs as a % of revenues	31.5%	33.1%	(1.6%)	N/A
In 2015, changes in foreign currency exchange rates reduced salaries and related costs by $13.7 million when compared to 2014. Excluding the impact of foreign currency exchange rate changes, salaries and related costs increased $5.6 million (2%) in 2015. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between 2015 and 2014.
Full-Time Salaries—Full-time salaries decreased $4 million (3%) in 2015 due to changes in foreign currency exchange rates ($6.6 million) and savings achieved as a result of the restructuring plan enacted in July 2014 (see "Restructuring Charges (Net)" below), partially offset by base salary increases and headcount reinvestments in the current year. Excluding the impact of foreign currency exchange rates, full-time salaries increased $2.7 million (2%) in 2015.
Incentive Compensation—Incentive compensation principally includes the accrued expense associated with cash payments to be made under Sotheby's incentive compensation program in the first quarter of every year. The amount of incentive compensation awarded under this program is determined by the Compensation Committee of the Board of Directors after assessing Sotheby's annual earnings, as measured by Adjusted EBITDA*. In addition, incentive compensation includes amounts awarded to employees for brokering certain eligible private sale transactions under a formula established by the Compensation Committee, and, to a much lesser extent, amounts awarded to employees with respect to Sotheby's other selling activities. The decrease in incentive compensation expense in 2015 is principally due to management's recommendation to reduce the pool of available incentive compensation relative to Adjusted EBITDA*, which was approved by the Compensation Committee in February 2016.
Leadership Transition Severance Costs—In 2015, Sotheby's incurred severance costs of $13.3 million associated with the termination of certain executive officers, including its former Chief Financial Officer and former Chief Operating Officer, in conjunction with Sotheby's recent leadership transition.

________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure.

Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, market-based share units, restricted stock units, restricted stock, and stock options. Equity compensation awards are generally granted annually in the first quarter of the year. The amount of compensation expense recognized for share-based payments is based on management's estimate of the number of units ultimately expected to vest as a result of employee service. In addition, for performance share units, the amount and timing of expense recognition is significantly impacted by management's quarterly assessment of the likelihood and timing of achieving the underlying profitability targets.
Share-based payment expense increased by $5.2 million (22%) in 2015 largely due to the accelerated recognition of $2.9 million of compensation expense pursuant to the terms of severance agreements with Sotheby's former Chief Financial Officer and former Chief Operating Officer, as well as higher amortization of CEO share-based payment awards. See Note 12 of Notes to Consolidated Financial Statements for more detailed information related to Sotheby's share-based compensation programs.
Payroll Taxes—The decrease of $3.2 million (13%) in payroll taxes in 2015 is primarily due to changes in foreign currency exchange rates ($1.8 million) and the lower level of incentive compensation expense.
Employee Benefits—Employee benefits include the cost of Sotheby's retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby's material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby's financial performance. Additionally, the level of expense related to Sotheby's defined benefit pension plan in the U.K. is significantly influenced by interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby's Deferred Compensation Plan (the "DCP") is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and therefore, decrease employee benefit costs. On a consolidated basis, cost increases (decreases) related to the DCP liability are largely offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Consolidated Income Statements within other (expense) income.
Employee benefit costs increased $0.7 million (2%) in 2015 primarily due to higher pension costs in the U.K., including an increase of $2.3 million related to the defined benefit pension plan and $0.7 million related to defined contribution plan profit share accruals, which commenced in the U.K. in the current year. Also unfavorably impacting the comparison to 2014 are higher non-restructuring related severance costs. These factors are almost entirely offset by a decrease of $2.3 million in DCP expense as a result of a decline in the performance of deemed participant investments, as well as lower health and welfare costs in the U.S., the lower level of incentive compensation, and changes in foreign currency exchange rates.
For the year ending December 31, 2016, the net pension benefit attributable to the U.K. defined benefit pension plan is expected to be approximately $8 million, as compared to a net pension cost of $1.6 million in 2015. The forecasted net pension benefit in 2016 is primarily due to the expected closure of the plan to future salary accruals in the first quarter of 2016. (See statement on Forward Looking Statements.)

General and Administrative Expenses
The table below presents a summary of general and administrative expenses for the years ended December 31, 2015 and 2014, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
	2015	2014	$	%
Professional fees:
Operations	$25,137	$25,321	$(184)	(1%)
Legal and compliance	13,700	14,261	(561)	(4%)
Other (a)	14,402	14,703	(301)	(2%)
Total professional fees	53,239	54,285	(1,046)	(2%)
Facilities-related expenses	42,666	44,590	(1,924)	(4%)
Travel and entertainment	27,566	27,633	(67)	—%
Telecommunication and technology	9,487	9,077	410	5%
Insurance	6,270	6,190	80	1%
Other indirect expenses	19,920	17,021	2,899	17%
Total general and administrative expenses	$159,148	$158,796	$352	—%
(a) Other professional fees include business consulting costs incurred to assist management in the analysis and development of business and operational strategies, Board of Director fees, and costs related to various administrative areas.
In 2015, changes in foreign currency exchange rates reduced general and administrative expenses by $6.5 million. Excluding foreign currency exchange rate changes, general and administrative expenses increased $6.9 million (4%) in 2015. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of general and administrative expenses between 2015 and 2014.
Professional fees (Operations)—Sotheby's incurs professional fees to outsource certain business functions such as catalogue production and its client contact management center, as well as for assistance with personnel recruiting, website maintenance and development, and other activities. This category of professional fees was relatively unchanged in 2015 when compared to 2014, as savings from negotiated rate reductions related to certain outsourced functions were offset by higher website consulting costs and personnel recruiting costs.
Professional fees (Legal and Compliance)—Sotheby's incurs professional fees related to legal, audit and other compliance-related activities. This category of professional fees decreased $0.6 million (4%) in 2015 primarily due to recoveries of legal fees mainly resulting from a favorable court ruling.
Facilities-related expenses—Facilities-related expenses principally include rent expense, real estate taxes and other costs related to the operation, security and maintenance of Sotheby's worldwide premises. Facilities-related expenses decreased $1.9 million (4%) in 2015 due to changes in foreign currency exchange rates, which contributed $2.4 million to the overall decrease.
Travel and entertainment—Travel and entertainment includes costs related to business travel by Sotheby's staff and client entertainment. Travel and entertainment expenses were unchanged in 2015 when compared to 2014 due to changes in foreign currency exchange rates, which reduced the level of reported expense by $1.2 million. Excluding foreign currency exchange rate changes, travel and entertainment expenses increased $1.1 million (4%) in 2015.
Other indirect expenses—Other indirect expenses include costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs. Other indirect expenses increased $2.9 million (17%) in 2015 primarily due to a charge recognized in the second quarter for an authenticity claim related to property sold through Sotheby's several years ago. This charge is recorded net of a related insurance recovery recognized in the fourth quarter of 2015.

Voluntary Separation Incentive Programs
On November 13, 2015, Sotheby's announced a series of regional voluntary separation incentive programs (the "Programs") aimed at reducing headcount and associated compensation costs. The Programs were offered to Sotheby's employees in jurisdictions where it was practical to do so. Employees who elected to participate in the Programs were accepted only upon approval by Sotheby's management.
In the fourth quarter of 2015, Sotheby's recognized a charge of $36.9 million as a result of the Programs, consisting of $33.8 million in cash severance benefits and $3.1 million in accelerated equity compensation expense related to awards that will continue to vest after termination of employment subject to Sotheby's achievement of the underlying profitability targets, when applicable. The liability related to the $33.8 million in cash severance benefits is recorded on the December 31, 2015 Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities and includes $4.7 million related to 2015 incentive compensation that would have been paid to participants had they not participated in the Programs. This liability is expected to be settled through cash payments made principally in the first half of 2016.
Employee transitions under the Programs commenced on December 31, 2015 and will occur throughout 2016. Management currently expects that the Programs will result in a net reduction of approximately 5% of its global headcount of approximately 1,600 employees prior to the implementation of the Programs. (See statement on Forward Looking Statements.)
CEO Separation and Transition Costs
CEO Separation and Transition Costs consist of compensation-related charges of $7.6 million recognized in the fourth quarter of 2014, related to the resignation of William F. Ruprecht as Sotheby's President and Chief Executive Officer, and charges of $4.2 million recognized in the first quarter of 2015, associated with the subsequent hiring of Thomas S. Smith, Jr. as his replacement.
The charges recognized in the fourth quarter of 2014 consist of the accrual of a $4 million cash severance benefit and $3.6 million in accelerated equity compensation expense triggered by the terms of Mr. Ruprecht's employment agreement.
The charges recognized in the first quarter of 2015 principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully-vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that was made in September 2015. There was no required service period associated with this compensation. The CEO Separation and Transition Costs recognized in the first quarter of 2015 also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.
Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the U.S. and the U.K. The 2014 Restructuring Plan resulted in net Restructuring Charges of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and $0.3 million in lease exit costs. In 2015, Sotheby's recognized a benefit of $1 million in Restructuring Charges (net) as a result of adjustments to the initial accrual for employee termination benefits. The headcount reductions resulting from the 2014 Restructuring Plan were completed in the third quarter of 2015 and the associated liability has been fully settled.

Special Charges (Net)
In 2014, Sotheby's recognized Special Charges (net) of $20 million related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point, and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. The amount recognized in 2014 is net of a $4.6 million insurance recovery pertaining to certain professional services fees incurred in defense of the litigation concerning the former shareholder rights plan and the change in control provision in Sotheby's credit agreement.
Included in Special Charges (net) in 2014 is a $10 million charge related to the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the "Third Point Entities") on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, on May 4, 2014, Mr. Loeb, Mr. Reza, and Mr. Wilson (the "Third Point Nominees") were appointed to Sotheby's Board of Directors. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.
Net Interest Expense
Net interest expense decreased $2.3 million (7%) in 2015 almost entirely due to the July 2015 refinancing of the mortgage on Sotheby's headquarters at 1334 York Avenue in New York. See Note 7 of Notes to Consolidated Financial Statements for information on the refinancing of the mortgage on 1334 York Avenue.
Other (Expense) Income
In 2015, other expense of approximately ($1) million consists primarily of a $2.7 million DCP market loss associated with the underlying trust assets, partially offset by a $1.6 million death benefit recognized in the fourth quarter of 2015 under a corporate-owned life insurance policy related to the DCP.
Other income of approximately $0.3 million in 2014 consists of net gains realized on certain foreign currency denominated transactions and a $0.3 million market gain on DCP trust assets, almost entirely offset by a $2.1 million loss related to the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary.
Income Tax Expense
Sotheby's effective income tax rate was 77.5% in 2015, compared to 39.2% in 2014. The increase in the effective income tax rate is primarily due to income tax expense of $65.7 million recorded in the fourth quarter of 2015 to recognize a deferred tax liability for incremental taxes associated with accumulated foreign earnings relating to years prior to 2014 that are no longer deemed to be indefinitely reinvested outside of the U.S. (see “Repatriation of Foreign Earnings” below). In 2015 and 2014, income tax expense of approximately $14.2 million and $18.6 million, respectively, was recorded to recognize deferred tax liabilities for incremental taxes associated with Sotheby’s foreign earnings in those years that were not deemed to be indefinitely reinvested outside of the U.S.
The effective income tax rate for the current year also includes income tax expense of approximately $4 million to write-down certain deferred tax assets as a result of New York City tax legislation enacted in April 2015. The legislation reduced the amount of Sotheby’s taxable income apportioned to New York City, thereby reducing Sotheby’s state and local effective income tax rate. This income tax expense was recorded discretely in the second quarter of 2015 and reduced the value of certain deferred tax assets to the amount that will be recognized in the future as a result of the reduction of the New York City effective income tax rate. The effective income tax rate for 2014 included income tax expense of approximately $3.9 million related to the write-down of certain deferred tax assets as a result of the New York State 2014-2015 Budget Act that was enacted in 2014.

Repatriation of Foreign Earnings—In prior periods, based on Sotheby’s projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not record deferred income taxes on these earnings in its financial statements. Due to the resignation of William F. Ruprecht as Sotheby’s President and Chief Executive Officer in November 2014 and the subsequent hiring of Thomas S. Smith, Jr. as his replacement in March 2015, and the resulting reevaluation of the Company's strategic priorities, the Board of Directors and management reassessed Sotheby’s U.S. and foreign cash needs in the fourth quarter of 2015. As a result of this reassessment and in consideration of the recent expansion of Sotheby's Common Stock repurchase program (see Note 11 of Notes to Consolidated Financial Statements), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, in the fourth quarter of 2015, it became apparent that these foreign earnings will instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a non-cash income tax charge of $65.7 million (net of foreign tax credits) for the deferred income taxes on these foreign earnings. The specific timing of the repatriation of these foreign earnings and cash payment of the associated taxes is currently being evaluated.
Management will continue to evaluate its projections and planned uses of U.S. and foreign earnings to determine whether foreign earnings in periods subsequent to 2015 will be indefinitely reinvested outside of the U.S. If management concludes that such earnings will not be required to fund U.S. operations or commitments and will be indefinitely reinvested outside of the U.S., Sotheby’s effective income tax rate would decrease in 2016 and future years when compared to 2015 and 2014. See statement on Forward Looking Statements.
Equity in Earnings of Investees
Sotheby's equity method investments include a 25% ownership interest in RM Sotheby's, which was acquired on February 18, 2015, and a 50% ownership interest in Acquavella Modern Art ("AMA"). In 2015, equity in earnings of investees increased by $4.6 million when compared to 2014 due to the earnings contributed by RM Sotheby's ($2.5 million) and an increase in earnings from AMA ($2.1 million). See Note 5 of Notes to Consolidated Financial Statements for additional information on Sotheby's equity method investees.
Impact of Changes in Foreign Currency Exchange Rates
For the year ended December 31, 2015, foreign currency exchange rate changes had a net unfavorable impact of approximately $6.7 million on Sotheby's operating income, with revenues unfavorably impacted by $32.5 million and expenses favorably impacted by $25.8 million.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
This discussion should be read in conjunction with Note 3 of Notes to Consolidated Financial Statements, which provides financial information about Sotheby's segments.
Overview
Sotheby's reported operating income of $226 million in 2014, representing a $3.5 million (2%) increase when compared to 2013, as 2014 results include $41.8 million in charges associated with shareholder activism, restructuring, and CEO transition. Excluding these items, Sotheby's reported Adjusted Operating Income* of $267.9 million in 2014, representing a $43.9 million (20%) improvement over 2013. Also favorably impacting the comparison to 2013 are a number of cost reduction initiatives that were implemented by management in 2014. These initiatives resulted in a lower ratio of auction direct costs as a percentage of Net Auction Sales, savings in general and administrative and marketing expenses, and also helped contain full-time salary costs.
Sotheby's reported net income of $117.8 million in 2014, representing a $12.2 million (9%) decrease when compared to 2013, as 2014 results include the impact of the charges noted in the previous paragraph. Excluding these items, Sotheby's reported Adjusted Net Income* of $142.4 million in 2014, representing an $11.6 million (9%) improvement over 2013. As discussed in more detail below under "Income Tax Expense," the comparison of Sotheby's after-tax results for 2014 to the prior year was significantly influenced by the effective income tax rate for the period, which increased from 30% to approximately 39%.
See below for a detailed discussion of the significant factors impacting Sotheby's 2014 results and the comparison to 2013.
_______________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Results of Operations for the Years Ended December 31, 2014 and 2013
The table below presents a summary of Sotheby's consolidated results of operations and related statistical metrics for the years ended December 31, 2014 and 2013, as well as a comparison between the two years (in thousands of dollars, except per share data):

			Variance
	2014	2013	$ / %	%
Revenues:
Agency commissions and fees	$825,126	$793,639	$31,487	4%
Inventory sales	69,958	30,638	39,320	*
Finance	33,013	21,277	11,736	55%
License fees	8,484	6,902	1,582	23%
Other	1,472	1,222	250	20%
Total revenues	938,053	853,678	84,375	10%
Expenses:
Agency direct costs	86,524	84,594	1,930	2%
Cost of inventory sales	68,037	30,307	37,730	*
Cost of Finance revenues	8,740	—	8,740	N/A
Marketing	16,566	22,487	(5,921)	(26%)
Salaries and related	310,934	297,450	13,484	5%
General and administrative	158,796	175,458	(16,662)	(9%)
Depreciation and amortization	20,575	19,435	1,140	6%
CEO separation and transition costs (a)	7,591	—	7,591	*
Restructuring charges (net) (b)	14,238	—	14,238	N/A
Special charges (net) (c)	20,008	1,372	18,636	*
Total expenses	712,009	631,103	80,906	13%
Operating income	226,044	222,575	3,469	2%
Net interest expense (d)	(33,306)	(39,911)	6,605	17%
Other income	283	3,029	(2,746)	(91%)
Income before taxes	193,021	185,693	7,328	4%
Equity in earnings of investees	732	15	717	*
Income tax expense	75,761	55,702	20,059	36%
Net income	117,992	130,006	(12,014)	(9%)
Less: Net income attributable to noncontrolling interest	197	—	197	N/A
Net income attributable to Sotheby's	$117,795	$130,006	$(12,211)	(9%)
Diluted earnings per share - Sotheby's common shareholders	$1.68	$1.88	$(0.20)	(11%)
Statistical Metrics:
Aggregate Auction Sales (e)	$6,075,345	$5,127,155	$948,190	18%
Net Auction Sales (f)	$5,151,419	$4,338,948	$812,471	19%
Private Sales (g)	$624,511	$1,179,038	$(554,527)	(47%)
Consolidated Sales (h)	$6,740,114	$6,336,831	$403,283	6%
Adjusted Expenses (i)	$593,395	$599,424	$(6,029)	(1%)
Adjusted Operating Income (i)	$267,881	$223,947	$43,934	20%
Adjusted Net Income (i)	$142,398	$139,461	$2,937	2%
Adjusted Diluted Earnings Per Share (i)	$2.03	$2.02	$0.01	—%
EBITDA (i)	$256,776	$245,066	$11,710	5%
Adjusted EBITDA (i)	$298,613	$246,438	$52,175	21%
EBITDA Margin (i)	27.4%	28.7%	(1.3%)	N/A
Adjusted EBITDA Margin (i)	31.8%	28.9%	2.9%	N/A
Effective income tax rate	39.2%	30.0%	9.2%	N/A

Legend:
*	Represents a change in excess of 100%.
(a)
Consists of compensation-related charges associated with the resignation of William F. Ruprecht as Sotheby's President and Chief Executive Officer. See "CEO Separation and Transition Costs" below for additional information.

(b)	Consists of charges for employee termination benefits and lease termination costs associated with the 2014 Restructuring Plan. See "Restructuring Charges (net)" below for additional information.
(c)	Consists of expenses directly associated with issues related to shareholder activism and the resulting proxy contest with Third Point. See "Special Charges (net)" below for additional information.
(d)	Represents interest expense less interest income.
(e)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium.
(f)	Represents the total hammer (sale) price of property sold at auction.
(g)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
(h)
Represents the sum of Aggregate Auction Sales, Private Sales, and Inventory Sales. For the purposes of this calculation, when applicable, amounts that are associated with the sale of Sotheby's inventory at auction and included in Aggregate Auction Sales are eliminated.

(i)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Agency Segment
The table below presents, in thousands of dollars, a summary of Agency segment gross profit and related statistical metrics for the years ended December 31, 2014 and 2013, as well as a comparison between the two years. See Note 3 of Notes to Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015. All prior period segment information has been updated to reflect this change.

			Variance
	2014	2013	$ / %	%
Agency commissions and fees:
Auction commissions	$758,213	$687,853	$70,360	10%
Private sale commissions	60,183	88,171	(27,988)	(32%)
Auction guarantees (net)	(15,462)	(2,186)	(13,276)	*
Other	22,192	19,801	2,391	12%
Total Agency commissions and fees	825,126	793,639	31,487	4%
Inventory sales	60,167	6,247	53,920	*
Total Agency segment revenues	885,293	799,886	85,407	11%
Agency direct costs:
Auction direct costs	79,677	77,078	2,599	3%
Private sale expenses	6,847	7,516	(669)	(9%)
Total Agency direct costs	86,524	84,594	1,930	2%
Cost of inventory sales	59,313	4,301	55,012	*
Total Agency direct costs and cost of inventory sales	145,837	88,895	56,942	64%
Intersegment costs:
Interest (a)	6,796	7,959	(1,163)	(15%)
Facility fees (b)	2,209	1,992	217	11%
Consignment fees (c)	5,272	1,564	3,708	*
Total Intersegment costs	14,277	11,515	2,762	24%
Agency segment gross profit (d)	$725,179	$699,476	$25,703	4%
Statistical Metrics:
Aggregate Auction Sales (e)	$6,075,345	$5,127,155	$948,190	18%
Net Auction Sales (f)	$5,151,419	$4,338,948	$812,471	19%
Items sold at auction with a hammer price greater than $1 million	743	620	123	20%
Total hammer price of items sold at auction with a hammer price greater than $1 million	$3,188,811	$2,623,378	$565,433	22%
Items sold at auction with a hammer price greater than $2 million	408	307	101	33%
Total hammer price of items sold at auction with a hammer price greater than $2 million	$2,720,525	$2,182,127	$538,398	25%
Items sold at auction with a hammer price greater than $3 million	276	203	73	36%
Total hammer price of items sold at auction with a hammer price greater than $3 million	$2,396,255	$1,932,016	$464,239	24%
Auction Commission Margin (g)	14.7%	15.9%	(1.2%)	N/A
Auction direct costs as a percentage of Net Auction Sales	1.55%	1.78%	(0.23%)	N/A
Private Sales (h)	$624,511	$1,179,038	$(554,527)	(47%)

Legend:
*	Represents a variance in excess of 100%.
(a)
Represents interest charged by the Finance segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are issued by the Finance segment as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(b)
Represents fees charged by the Finance segment for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents fees charged by the Finance segment for term loan collateral sold at auction or privately through the Agency segment. Such fees are paid to compensate the Finance segment for generating auction and private sale consignments. The Finance segment began charging these fees effective January 1, 2015. Segment results for 2014 and 2013 are presented on a comparable basis in the table above.

(d)
The calculation of Agency segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 3 of Notes to Consolidated Financial Statements.

(e)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium.
(f)	Represents the total hammer (sale) price of property sold at auction.
(g)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(h)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.
Overview—Agency segment gross profit improved by $25.7 million (4%) in 2014 due to a 10% increase in auction commission revenues, which was the result of a 19% increase in Net Auction Sales, partially offset by a decline in Auction Commission Margin from 15.9% to 14.7%. The comparison of Agency segment gross profit between 2014 and 2013 also benefited from a significant reduction in auction direct costs as a percentage of Net Auction Sales from 1.78% to 1.55%. Despite the overall improvement in Agency segment gross profit, in 2014, there was a $28 million (32%) decrease in private sale commissions when compared to 2013. See below for a detailed discussion of the significant factors impacting the comparison between the two years.
Auction Commission Revenues—Auction commission revenues improved $70.4 million (10%) in 2014 due to an $812.5 million (19%) increase in Net Auction Sales, partially offset by a decline in Auction Commission Margin from 15.9% to 14.7%. In 2014, auction commission revenues were also favorably impacted by changes in foreign currency exchange rates, which contributed $11.7 million to the overall increase versus 2013. Excluding the impact of foreign currency exchange rate changes, auction commission revenues increased $58.7 million (9%) in 2014. See below for a more detailed discussion of Net Auction Sales and Auction Commission Margin.
Net Auction Sales—In 2014, Net Auction Sales increased $812.5 million (19%) as a result of the performance of the following collecting categories (in millions of dollars):

	$ Increase	% Increase
Impressionist and Modern Art	$286.3	30%
Contemporary Art	261.3	22%
Old Master and British Paintings and Drawings	80.2	35%
Jewelry	46.0	10%
Other fine art, decorative art and collectibles	138.7	9%
Total	$812.5	19%
The increase in Net Auction Sales in 2014 was aided by a 66% increase in sales attributable to single-owner collections. Most notably, Property from the Collection of Mrs. Paul Mellon was sold at various auctions during the fourth quarter of 2014 and contributed $188.8 million in Net Auction Sales across the collecting categories in the table above.
Auction Commission Margin—Auction Commission Margin decreased from 15.9% to 14.7% in 2014 due to the competitive environment for high-value consignments, which resulted in the increased use of auction guarantees that in certain situations resulted in guaranteed property selling for less than the guaranteed price, necessitating the use of all or a portion of Sotheby's buyer's premium to reduce the losses on the transactions. In addition, in 2014, sales mix adversely impacted Auction Commission Margin, as there was a shift in the proportion of property sold to the higher price bands of Sotheby's buyer's premium rate structure. The competitive environment also resulted in a higher level of buyer's premium shared with consignors.

Private Sale Commission Revenues—Despite a 43% increase in the number of transactions in 2014, private sale commission revenues decreased $28 million (32%) as 2013 results included a significant number of non-recurring high-value transactions.
Auction Guarantees (net)— The net loss from Sotheby's auction guarantees increased by $13.3 million in 2014 principally due to losses incurred on certain guaranteed property offered at auction during 2014.
Other Agency Revenues—Other Agency revenues principally include commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to consignors for property withdrawn prior to auction and for catalogue production and insurance, and catalogue subscription and advertising revenues. Other Agency revenues increased $2.4 million (12%) in 2014 due in part to a $1.7 million fee earned in the first quarter on a sale brokered by a third party for which there was no comparable amount earned in 2013.
Agency Direct Costs—The table below presents a summary of Agency direct costs for the years ended December 31, 2014 and 2013, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2014	2013	$ / %	%
Auction direct costs:
Sale marketing	$34,979	$34,669	$310	1%
Shipping	13,208	12,912	296	2%
Sale venue	14,522	14,532	(10)	—%
Other	16,968	14,965	2,003	13%
Total auction direct costs	79,677	77,078	2,599	3%
Private sale expenses	6,847	7,516	(669)	(9%)
Total Agency direct costs	$86,524	$84,594	$1,930	2%
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.55%	1.78%	(0.23%)	N/A
Auction Direct Costs—Auction direct costs as a percentage of Net Auction Sales decreased from 1.78% to 1.55% in 2014 when compared to 2013 as management leveraged efficiencies and spending controls that were implemented throughout the year, particularly in catalogue production. These efforts limited the year-over-year increase in auction direct costs in 2014 to 3% on a 19% increase in Net Auction Sales, with the overall increase in auction direct costs resulting from higher sale advertising and promotion costs, unfavorable changes in foreign currency exchange rates, and unfavorable property loss and damage experience.

Inventory Sales and Cost of Inventory Sales—The table below presents a summary of Agency segment inventory activities for the years ended December 31, 2014 and 2013, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2014	2013	$	%
Inventory sales	$60,167	$6,247	$53,920	*
Cost of Inventory sales	(59,313)	(4,301)	(55,012)	*
Gross profit	$854	$1,946	$(1,092)	(56%)

Legend:
*	Represents a change in excess of 100%.
The increase in inventory sales and cost of inventory sales in 2014 is largely due to sales of property acquired from a potential consignor in lieu of the Agency segment providing an auction guarantee.
Finance Segment
The table below presents a summary of Finance segment gross profit and related statistical metrics for the years ended December 31, 2014 and 2013, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2014	2013	$ / %	%
Finance revenues:
Client paid revenues:
Interest	$29,477	$19,767	$9,710	49%
Facility and other fees	3,536	1,510	2,026	*
Total client paid revenues	33,013	21,277	11,736	55%
Intersegment revenues:
Interest (a)	6,796	7,959	(1,163)	(15%)
Facility fees (b)	2,209	1,992	217	11%
Consignment fees (c)	5,272	1,564	3,708	*
Total intersegment revenues	14,277	11,515	2,762	24%
Total Finance revenues	47,290	32,792	14,498	44%
Cost of Finance revenues (d)	8,740	1,090	7,650	*
Finance segment gross profit (e)	$38,550	$31,702	$6,848	22%
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$644,441	$474,433	$170,008	36%
Average Loan Portfolio (g)	$583,304	$433,619	$149,685	35%
Credit Facility Borrowings (h)	$445,000	$—	$445,000	N/A
Average Credit Facility Borrowings (i)	$306,448	$—	$306,448	N/A
Average Equity in Loan Portfolio (j)	$276,856	$433,619	$(156,763)	(36%)
Finance Segment Leverage Ratio (k)	69.1%	—%	N/A	69.1%
Finance Revenue Margin (l)	8.1%	7.2%	0.9%	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the Finance segment's target rate. Such loans are issued by the Finance segment as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(b)
Represents fees earned from the Agency segment for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents fees earned from the Agency segment for Finance segment term loan collateral sold at auction or privately through the Agency segment. Such fees are paid to compensate the Finance segment for generating auction and private sale consignments. The Finance segment began charging these fees effective January 1, 2015. Prior period segment results are presented on a comparable basis.

(d)
Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The cost of Finance revenues presented in the table above for 2014 includes borrowing costs related to the Finance segment's dedicated revolving credit facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees. The cost of Finance revenues presented in the table above for 2013 includes intersegment borrowing costs related to the funding of the loan portfolio.

(e)
The calculation of Finance segment gross profit does not include the impact of salaries and related costs, general and administrative expenses, depreciation and amortization expense, and intercompany charges from Sotheby's global treasury function. However, these items are deducted in the determination of segment income before taxes as reported in Note 3 of Notes to Consolidated Financial Statements.

(f)	Represents the period end net loan portfolio balance.
(g)	Represents the average loan portfolio outstanding during the period.
(h)	Represents the period end balance of borrowings outstanding under the Finance segment's dedicated revolving credit facility.
(i)	Represents average borrowings outstanding during the period under the Finance segment's dedicated revolving credit facility.
(j)	Calculated as Average Loan Portfolio less Average Credit Facility Borrowings.
(k)	Calculated as Credit Facility Borrowings divided by Loan Portfolio Balance.
(l)	Represents the annualized margin of total client paid and intersegment Finance revenues in relation to the Average Loan Portfolio.
The improvement in Finance segment gross profit in 2014 reflects the growth of the client loan portfolio, resulting from a number of factors, including an increase in the demand for art-related financing, the increased ability to fund loans through revolving credit facility borrowings, the relatively low nominal interest rate environment during the period, and the improved global reach of Sotheby's art-financing business. The overall improvement in Finance segment gross profit in 2014 was partially offset by the cost of revolving credit facility borrowings as management began the process of financing the loan portfolio with debt after establishing the Finance segment's dedicated revolving credit facility in February 2014.
Marketing Expenses
Marketing expenses decreased $5.9 million (26%) in 2014, reflecting increased efficiencies, enhanced spending controls, and a more targeted approach to spending on strategic sponsorships of and charitable donations to museums and other cultural institutions. To a lesser extent, the comparison to 2013 is favorably impacted by one-time promotional costs of $0.8 million incurred in 2013 related to Sotheby's 40th Anniversary in Hong Kong.

Salaries and Related Costs
The table below presents a summary of salaries and related costs for the years ended December 31, 2014 and 2013, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2014	2013	$ / %	%
Full-time salaries	$150,110	$142,503	$7,607	5%
Incentive compensation expense	63,672	58,573	5,099	9%
Share-based payment expense	23,470	22,350	1,120	5%
Payroll taxes	23,631	21,992	1,639	7%
Employee benefits	29,651	32,415	(2,764)	(9%)
Other compensation expense	20,400	19,617	783	4%
Total salaries and related costs	$310,934	$297,450	$13,484	5%

Statistical Metric:
Salaries and related costs as a % of revenues	33.1%	34.8%	(1.7)%	N/A
In 2014, changes in foreign currency exchange rates increased salaries and related costs by $2.9 million when compared to 2013. Excluding the impact of foreign currency exchange rate changes, salaries and related costs increased $10.6 million (4%) in 2014. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between 2014 and 2013.
Full-Time Salaries—Full-time salaries increased by approximately 5% in 2014 partially due to the impact of mid-year strategic headcount and salary increases in 2013, which were implemented in part to support Sotheby's growth in Asia. In addition, targeted salary and headcount increases which took effect in 2014 contributed to the growth of full-time salaries. These increases were marginally offset by headcount reductions carried out in the second half of 2014 as a result of the 2014 Restructuring Plan (see "Restructuring Charges (Net)" below).
Also contributing to the higher level of full-time salaries in 2014 were changes in foreign currency exchange rates, which contributed $2.1 million to the year-over-year increase. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased by approximately 4% in 2014.
Incentive Compensation—The increase in incentive compensation expense in 2014 was principally due to the higher level of Adjusted EBITDA* relative to 2013, partially offset by lower private sale incentive costs which resulted from a decline in private sale commission revenues.
Share-Based Payment Expense—Share-based payment expense increased by $1.1 million (5%) in 2014 reflecting management's assessment of the number of performance-based equity compensation units expected to vest. See Note 12 of Notes to Consolidated Financial Statements for more detailed information related to Sotheby's share-based compensation programs.
Employee Benefits—Employee benefit costs decreased $2.8 million (9%) in 2014 as lower non-restructuring related severance costs and a decline in DCP investment performance were partially offset by the impact of the headcount, salary and incentive compensation increases discussed above, as well as a higher level of claims under Sotheby's U.S. health insurance plans and higher pension costs in the U.K.
Other Compensation Expense—Other compensation expense typically includes the cost of certain retention-based, new hire, and other employment arrangements, as well as the cost of temporary labor and overtime. Other compensation expense increased $0.8 million (4%) in 2014 primarily as a result of a higher level of expense associated with such employment arrangements.
________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

General and Administrative Expenses
The table below presents a summary of general and administrative expenses for the years ended December 31, 2014 and 2013, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2014	2013	$	%
Professional fees:
Operations	$25,321	$24,590	$731	3%
Legal and compliance	14,261	20,770	(6,509)	(31%)
Other	14,703	16,264	(1,561)	(10%)
Total professional fees	54,285	61,624	(7,339)	(12%)
Facilities-related expenses	44,590	46,920	(2,330)	(5%)
Travel and entertainment	27,633	30,788	(3,155)	(10%)
Telecommunication and technology	9,077	9,057	20	—%
Insurance	6,190	6,252	(62)	(1%)
Other indirect expenses	17,021	20,817	(3,796)	(18%)
Total general and administrative expenses	$158,796	$175,458	$(16,662)	(9%)
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of general and administrative expenses between 2014 and 2013.
Professional fees—Professional fees decreased $7.3 million (12%) in 2014 principally due to a lower level of business consulting costs, as well as lower website development consulting costs and lower tax, legal, audit and accounting fees.
Facilities-related expenses—Facilities-related expenses decreased $2.3 million (5%) in 2014 principally due to lower maintenance costs primarily at Sotheby's York Avenue headquarters in New York, where several significant repairs were necessary in 2013, and lower commercial rent taxes.
Travel and entertainment—Travel and entertainment expenses decreased $3.2 million (10%) in 2014 primarily due to management's cost control initiatives in this area.
Other indirect expenses—Other indirect expenses decreased $3.8 million (18%) in 2014 primarily due to a $2.5 million reduction in client goodwill gestures and legal claims, as 2013 results were unfavorably impacted by a $1.7 million accommodation made to an irrevocable bid counterparty. To a lesser extent, the comparison to 2013 was also favorably impacted by a net decrease in bad debt expense resulting from a $0.6 million reduction to the Finance segment's allowance for credit losses as a result of better than anticipated loan loss rates.
CEO Separation and Transition Costs
CEO Separation and Transition Costs consist of $7.6 million in compensation-related charges recognized in the fourth quarter of 2014 related to the resignation of William F. Ruprecht as Sotheby's President and CEO. These charges consisted of the accrual of a $4 million cash severance benefit and $3.6 million in accelerated equity compensation expense triggered by the terms of his employment agreement.
Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved the 2014 Restructuring Plan which principally impacted Sotheby's operations in the U.S. and the U.K. The 2014 Restructuring Plan resulted in net Restructuring Charges of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and $0.3 million in lease exit costs.
Special Charges (Net)
In 2014 and 2013, Sotheby's recognized special charges (net) of $20 million and $1.4 million, respectively, related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point, and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. The amount recognized in 2014 is net of a $4.6 million insurance recovery pertaining to certain professional services fees incurred in defense of the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement.

Included in special charges (net) in 2014 is a $10 million charge related to the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of the Support Agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point Entities on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors.
Net Interest Expense
Net interest expense decreased $6.6 million (17%) in 2014 as a result of the repayment of Sotheby's 3.125% Convertible Notes upon their maturity in June 2013.
Other Income
Other income decreased $2.7 million (91%) in 2014 primarily due to significantly lower gains on DCP trust assets when compared to 2013 and the recognition of a $2.1 million loss recorded in 2014 related to the cumulative translation adjustment that was recognized upon the liquidation of a foreign subsidiary. The impact of these factors was partially offset by gains realized on certain other foreign currency denominated transactions in 2014.
Income Tax Expense
Sotheby's effective income tax rate was 39.2% in 2014, compared to 30% in 2013. This increase in the effective income tax rate was caused by two income tax benefits that were recognized in 2013 for which there were no comparable benefits in 2014. In the fourth quarter of 2013, a $10 million income tax benefit was recorded related to the reversal of a valuation allowance recorded against foreign tax credits which management determined were more likely than not to be realized as a result of a repatriation of earnings from Sotheby's foreign subsidiaries, as discussed in the following paragraph. In the second quarter of 2013, a $6.8 million income tax benefit was recorded, net of a related liability recognized for uncertain tax benefits, for a worthless stock deduction Sotheby's claimed on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary. Also adversely impacting the comparison to 2013 is $3.9 million of income tax expense that was recognized in 2014 to reduce the value of certain deferred tax assets to an amount that will be recognized in the future as a result of the enactment of the New York State 2014-2015 Budget Act, as discussed below.
In both 2014 and 2013, Sotheby's effective income tax rate was increased as the result of deferred tax liabilities recorded for incremental income taxes on the undistributed earnings of foreign subsidiaries. Based on its projections and planned uses of foreign cash balances, in 2014, management had determined that the current earnings of Sotheby's foreign subsidiaries would not be indefinitely reinvested outside of the U.S., and a net deferred tax liability of $16.4 million was recorded on those earnings. The $16.4 million net liability consists of $18.6 million of income tax expense that was charged against net income and a $2.2 million income tax benefit recorded in other comprehensive income. In 2013, net income tax expense of $8.7 million was recorded as a result of management's decision to repatriate $250 million of accumulated earnings from certain of Sotheby's foreign subsidiaries to help fund a $300 million special dividend that was paid to shareholders in March 2014. The income tax expense that was recognized in the fourth quarter of 2013 as a result of this planned repatriation of foreign earnings was recorded net of the reversal of a valuation allowance against certain foreign tax credits, which management determined were more likely than not to be realized as a result of the planned repatriation.
The New York State 2014-2015 Budget Act ("N.Y. Budget Act")—The N.Y. Budget Act was signed into law on March 31, 2014. The N.Y. Budget Act substantially modified and reformed various aspects of New York State tax law. This legislation reduces the amount of taxable income apportioned to New York State for periods subsequent to December 31, 2014. Sotheby's recorded $3.9 million of income tax expense in 2014 to reduce the value of certain deferred tax assets to the amount that will be recognized in the future as a result of the anticipated reduction of the New York State effective income tax rate (including $1.3 million of income tax expense related to temporary differences originating in 2014 that are expected to reverse in a future year at a lower effective tax rate).
Impact of Changes in Foreign Currency Exchange Rates
For the year ended December 31, 2014, foreign currency exchange rates had a net favorable impact of approximately $7 million on Sotheby's operating income when compared to 2013, with revenues favorably impacted by $14.2 million and expenses unfavorably impacted by $7.2 million.

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-K are financial measures presented in accordance with GAAP and also on a non-GAAP basis. The non-GAAP financial measures presented in this Form 10-K are: (i) Adjusted Expenses; (ii) Adjusted Operating Income; (iii) Adjusted Net Income; (iv) Adjusted Diluted Earnings Per Share; (v) EBITDA; (vi) EBITDA Margin; (vii) Adjusted EBITDA; and (viii) Adjusted EBITDA Margin. Sotheby's definition of these non-GAAP financial measures is provided in the following paragraphs.
Adjusted Expenses is defined as Total Expenses excluding the Cost of Inventory Sales, the Cost of Finance Revenues, leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs, CEO Separation and Transition Costs, Restructuring Charges (net), and Special Charges (net). Adjusted Operating Income is defined as operating income excluding leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs, CEO Separation and Transition Costs, Restructuring Charges (net), and Special Charges (net). Adjusted Net Income is defined as Net Income Attributable to Sotheby's, excluding the after-tax impact of leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs, CEO Separation and Transition Costs, Restructuring Charges (net), Special Charges (net), and losses associated with the extinguishment of debt, as well as income tax charges associated with the repatriation of pre-2014 foreign earnings. Adjusted Diluted Earnings Per Share is defined as Diluted Earnings Per Share excluding the per share impact of leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs, CEO Separation and Transition Costs, Restructuring Charges (net), Special Charges (net), losses associated with the extinguishment of debt, and income tax charges associated with the repatriation of pre-2014 foreign earnings. EBITDA is defined as net income attributable to Sotheby's, excluding income tax expense, interest expense, interest income, the cost of Finance revenues, and depreciation and amortization. EBITDA Margin is defined as EBITDA as a percentage of Total Revenues. Adjusted EBITDA is defined as EBITDA excluding leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs, CEO Separation and Transition Costs, Restructuring Charges (net), Special Charges (net), and losses associated with the extinguishment of debt. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of Total Revenues.
Adjusted Expenses is used by the Board of Directors and management to assess Sotheby's cost structure when compared to prior periods and on a forward-looking basis, particularly in evaluating performance against management's cost control initiatives. Accordingly, Adjusted Expenses allows investors to assess Sotheby's performance on the same basis as the Board of Directors and management. Adjusted Expenses provides insight into Sotheby's ongoing cost structure, absent the interest costs associated with funding the Finance segment loan portfolio and the Cost of Inventory Sales, which is unpredictable and can vary significantly from one period to the next, and costs associated with unusual items.
Adjusted Operating Income, Adjusted Net Income, Adjusted Diluted Earnings Per Share, EBITDA, and Adjusted EBITDA are important supplemental measures used by the Board of Directors and management in their financial and operational decision making processes, for internal reporting, and as part of Sotheby's forecasting and budgeting processes, as they provide helpful measures of Sotheby's core operations. These measures allow the Board of Directors and management to view operating trends, perform analytical comparisons, and benchmark performance between periods. Management also believes that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of Sotheby's.
Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.

The following is a reconciliation of Total Expenses to Adjusted Expenses for the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars):

	2015	2014	2013
Total expenses	$759,773	$712,009	$631,103
Subtract: Cost of inventory sales	111,090	68,037	30,307
Subtract: Cost of Finance revenues	15,780	8,740	—
Subtract: Leadership transition severance costs	13,251	—	—
Subtract: Voluntary separation incentive program charges	36,938	—	—
Subtract: CEO separation and transition costs	4,232	7,591	—
Subtract: Restructuring charges (net)	(972)	14,238	—
Subtract: Special charges (net)	—	20,008	1,372
Adjusted Expenses	$579,454	$593,395	$599,424
The following is a reconciliation of Operating Income to Adjusted Operating Income for the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars):

	2015	2014	2013
Operating income	$201,721	$226,044	$222,575
Add: Leadership transition severance costs	13,251	—	—
Add: Voluntary separation incentive program charges	36,938	—	—
Add: CEO separation and transition costs	4,232	7,591	—
Add: Restructuring charges (net)	(972)	14,238	—
Add: Special charges (net)	—	20,008	1,372
Adjusted Operating Income	$255,170	$267,881	$223,947
The following is a reconciliation of Net Income Attributable to Sotheby's to Adjusted Net Income for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 (in thousands of dollars):

	2015	2014	2013	2012	2011
Net income attributable to Sotheby's	$43,727	$117,795	$130,006	$108,292	$171,416
Add: Leadership transition severance costs, net of tax	8,084	—	—	—	—
Add: Voluntary separation incentive program charges, net of tax	23,640	—	—	—	—
Add: CEO separation and transition costs, net of tax	2,581	4,453	—	—	—
Add: Restructuring charges (net), net of tax	(633)	9,017	—	—	3,525
Add: Special charges (net), net of tax	—	11,133	755	—	—
Add: Extinguishment of debt, net of tax	—	—	—	8,261	841
Add: Income tax expense related to repatriation of pre-2014 foreign earnings	65,732	—	8,700	—	—
Adjusted Net Income	$143,131	$142,398	$139,461	$116,553	$175,782

The following is a reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share for the years ended December 31, 2015, 2014, 2013, 2012, and 2011:

	2015	2014	2013	2012	2011
Diluted earnings per share	$0.63	$1.68	$1.88	$1.57	$2.46
Add: Leadership transition severance costs, per share	0.11	—	—	—	—
Add: Voluntary separation incentive program charges, per share	0.34	—	—	—	—
Add: CEO separation and transition costs, per share	0.04	0.06	—	—	—
Add: Restructuring charges (net), per share	(0.01)	0.13	—	—	0.05
Add: Special charges (net), per share	—	0.16	0.01	—	—
Add: Extinguishment of debt, per share	—	—	—	0.12	0.01
Add: Income tax expense related to repatriation of pre-2014 foreign earnings, per share	0.96	—	0.13	—	—
Adjusted Diluted Earnings Per Share	$2.07	$2.03	$2.02	$1.69	$2.52

The following is a reconciliation of Net Income Attributable to Sotheby's to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 (in thousands of dollars):

	2015	2014	2013	2012	2011
Net income attributable to Sotheby's	$43,727	$117,795	$130,006	$108,292	$171,416
Add: Income tax expense	131,145	75,761	55,702	51,395	60,032
Add: Income tax expense related to equity investees	—	599	12	132	48
Subtract: Interest income	1,776	1,883	2,801	1,550	4,002
Add: Interest expense	32,745	35,189	42,712	44,429	41,498
Add: Cost of Finance revenues	15,780	8,740	—	—	—
Add: Depreciation and amortization	19,481	20,575	19,435	17,942	17,604
EBITDA	241,102	256,776	245,066	220,640	286,596
Add: Leadership transition severance costs	13,251	—	—	—	—
Add: Voluntary separation incentive program charges	36,938	—	—	—	—
Add: CEO separation and transition costs	4,232	7,591	—	—	—
Add: Restructuring charges (net)	(972)	14,238	—	(2)	4,830
Add: Special charges (net)	—	20,008	1,372	—	—
Add: Extinguishment of Debt	—	—	—	15,020	1,529
Adjusted EBITDA	$294,551	$298,613	$246,438	$235,658	$292,955
CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, and 2013
This discussion should be read in conjunction with the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.
Net Cash Provided by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 4 of Notes to Consolidated Financial Statements, under Sotheby's standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly reporting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to auction and private sale buyers and the level of such extended payment terms for auctions can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a reporting period is also a function of its net income or loss, the timing of payments made to vendors, the timing of compensation-related payments, and the timing of the collection and/or payment of tax-related receivables and payables.

In 2015, net cash provided by operating activities of $155.1 million is principally a function of Sotheby's net income for the period, partially offset by the funding of inventory acquisitions. Notably, net income in 2015 includes the impact of several significant non-cash charges, including a $65.7 million charge recorded in the fourth quarter of 2015 associated with the planned repatriation of accumulated foreign earnings. See “Income Tax Expense” within “Results of Operations for the Years Ended December 31, 2015 and 2014" above, and “Liquidity and Capital Resources” below.
In 2014, net cash provided by operating activities of $44.3 million was principally attributable to Sotheby's net income of $117.8 million, partially offset by a net cash outflow of $99.2 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow was influenced, in part, by sales proceeds from certain high-value sales that were collected from buyers late in 2013 for which payment to the consignor was not made until early in 2014. Cash flows from operating activities in 2014 were also impacted by the funding of inventory acquisitions as a result of guaranteed property that failed to sell at auction and other opportunistic investments.
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
Net Cash Used by Investing Activities—In 2015, the net cash used by investing activities of $16.7 million is primarily attributable to Sotheby's acquisition of a 25% ownership interest in RM Auctions for $30.7 million in the first quarter of 2015 and capital expenditures of $11.3 million. These investing cash outflows are partially offset by the collection of auction guarantee advances during the year and $4.5 million of distributions received from AMA, an equity method investee. See Note 5 of Notes to Consolidated Financial Statements for information on Sotheby's investments in RM Auctions and AMA.
In 2014 and 2013, the net cash used by investing activities of $128.6 million, and $91.1 million, respectively, was due to the growth of the Finance segment loan portfolio in those years and also includes capital expenditures of $10.9 million and $23.5 million, respectively.
Net Cash Provided (Used) by Financing Activities—In 2015, net cash provided by financing activities of $25.7 million is largely due to $96.5 million in net borrowings under the Finance segment's dedicated revolving credit facility and net proceeds of approximately $98 million from the refinancing of the York Property Mortgage in July 2015. These cash inflows are partially offset by Common Stock repurchases of $125 million, dividend and dividend equivalent payments of $29.8 million, and the funding of employee tax obligations related to share-based payments of $9 million.
In 2014, net cash provided by financing activities of $72.2 million was largely due to $445 million in net borrowings under the Finance segment's dedicated revolving credit facility. This cash inflow was largely offset by the payment of a $300 million special dividend, Common Stock repurchases of $25 million, quarterly dividend payments of $27.6 million, and the funding of employee tax obligations related to share-based payments of $11.8 million.
In 2013, net cash used by financing activities of $202.3 million reflected the settlement of Sotheby's 3.125% Convertible Notes and the related Convertible Note Hedges, resulting in a net cash outflow of $181.9 million (see Note 7 of Notes to Consolidated Financial Statements). To a much lesser extent, the net cash used by financing activities was the result of the funding of quarterly dividend payments ($13.8 million) and payments made to settle employee tax obligations related to share-based payments ($11.4 million), partially offset by proceeds received from the exercise of employee stock options ($4 million) and excess tax benefits associated with share-based payments ($3.5 million).

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby's material contractual obligations and commitments as of December 31, 2015 (in thousands of dollars):

	Payments Due by Year
	Total	2016	2017 to 2018	2019 to 2020	Thereafter
Debt (a):
York Property Mortgage:
Principal payments	$322,069	$7,302	$15,674	$17,064	$282,029
Interest payments	76,574	10,134	24,338	24,642	17,460
Sub-total	398,643	17,436	40,012	41,706	299,489
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	110,250	15,750	31,500	31,500	31,500
Sub-total	410,250	15,750	31,500	31,500	331,500
Credit facility borrowings	541,500	—	—	541,500	—
Total debt and interest payments	1,350,393	33,186	71,512	614,706	630,989
Other commitments:
Operating lease obligations (b)	83,963	17,288	20,448	11,522	34,705
Compensation arrangements (c)	14,491	14,491	—	—	—
Voluntary separation incentive programs (d)	33,886	33,886	—	—	—
Auction guarantees (e)	62,067	62,067	—	—	—
Unfunded loan commitments (f)	7,594	7,594	—	—	—
Uncertain tax positions (g)	—	—	—	—	—
Total other commitments	202,001	135,326	20,448	11,522	34,705
Total	$1,552,394	$168,512	$91,960	$626,228	$665,694

(a)
See Note 7 of Notes to Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. Due to the variable interest rate associated with the York Property Mortgage, Sotheby's entered into interest rate protection agreements consisting of a two-year interest rate swap and a five-year interest rate collar. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75% for the remainder of the seven-year term. In consideration of the interest rate protection agreements, the table above assumes that the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term. See Note 18 of Notes to Consolidated Financial Statements for additional information related to the interest rate protection agreements.

(b)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.
(c) These amounts represent the remaining commitment for future salaries and other cash compensation, excluding any participation in Sotheby's incentive compensation and share-based payment programs, related to compensation arrangements with certain senior employees. See Note 14 of Notes to Consolidated Financial Statements.

(d)	These amounts represent cash severance benefits owed to participants in Sotheby's regional voluntary separation incentive programs. See Note 19 of Notes to Consolidated Financial Statements.

(e)	Represents the amount of auction guarantees outstanding net of amounts advanced, if any, as of December 31, 2015. See Note 16 of Notes to Consolidated Financial Statements.

(f)	Represents unfunded commitments to extend additional credit through Sotheby's Finance segment. See Note 4 of Notes to Consolidated Financial Statements.

(g)
Excludes the $23.8 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on Sotheby's Consolidated Balance Sheet as of December 31, 2015. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the respective taxing authorities. See Note 9 of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements: (i) see Note 4 of Notes to Consolidated Financial Statements, which discusses unfunded Finance segment loan commitments; (ii) see Note 5 of Notes to Consolidated Financial Statements, which discusses a contingent obligation related to Sotheby's interest in an equity method investment; (iii) see Note 10 of Notes to Consolidated Financial Statements, which discusses operating lease obligations; and (iv) see Note 16 of Notes to Consolidated Financial Statements, which discusses auction guarantees.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 18 of Notes to Consolidated Financial Statements.
CONTINGENCIES
For information related to contingencies: (i) see Note 5 of Notes to Consolidated Financial Statements, which discusses a contingent obligation related to Sotheby's interest in an equity method investment; (ii) see Note 9 of Notes to Consolidated Financial Statements, which discusses income tax contingencies; (iii) see Note 14 of Notes to Consolidated Financial Statements, which discusses legal and other tax contingencies; and (iv) see Note 16 of Notes to Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 9 of Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of December 31, 2015, cash and cash equivalents totaled $848.7 million, with $173.7 million held in the U.S. and $675 million held by foreign subsidiaries (see "Repatriation of Foreign Earnings" below). As of December 31, 2015, Sotheby's also held $30.6 million of short-term and long-term restricted cash almost entirely related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts. Management estimates that Sotheby's has approximately $570 million of total cash and cash equivalents after taking into account funds held that are due to consignors. The current focus of Sotheby's cash investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are primarily invested in the highest rated overnight deposits.
These cash balances, as well as $231.7 million in revolving credit facility borrowing capacity as of December 31, 2015, may be used to support Sotheby's capital needs, including its current business requirements, the pursuit of business opportunities and growth initiatives, the execution of the Common Stock repurchase program, and to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. See "Common Stock Repurchase Program" and "Revolving Credit Facility" below.
Common Stock Repurchase Program—On January 21, 2016, in light of management's recent capital allocation analysis, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. Through February 25, 2016, Sotheby's has repurchased 3,998,381 shares of its Common Stock for $90.9 million at an average price of $22.74 per share under this authorization through open market purchases. Management expects to continue to repurchase shares of Common Stock under this authorization through additional open market purchases and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph. See "Elimination of Quarterly Dividend" below.

The timing of share repurchases and the actual amount purchased will depend on a variety of factors including the market price of Sotheby's Common Stock, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which could allow Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.
(See statement on Forward Looking Statements.)
Elimination of Quarterly Dividend—On January 21, 2016, in light of management's recent capital allocation analysis, the Board of Directors decided to eliminate Sotheby's $0.10 per share quarterly cash dividend and allocate the capital instead to repurchase shares of Common Stock, as discussed above.
Repatriation of Foreign Earnings—In prior periods, based on Sotheby’s projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not record deferred income taxes on these earnings in its financial statements. Due to the resignation of William F. Ruprecht as Sotheby’s President and Chief Executive Officer in November 2014 and the subsequent hiring of Thomas S. Smith, Jr. as his replacement in March 2015, and the resulting reevaluation of the Company's strategic priorities, the Board of Directors and management reassessed Sotheby’s U.S. and foreign cash needs in the fourth quarter of 2015. As a result of this reassessment and in consideration of the recent expansion of Sotheby's Common Stock repurchase program (see Note 11 of Notes to Consolidated Financial Statements), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, in the fourth quarter of 2015, it became apparent that these foreign earnings will instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a non-cash income tax charge of $65.7 million (net of foreign tax credits) for the deferred income taxes on these foreign earnings. The specific timing of the repatriation of these foreign earnings and cash payment of the associated taxes is currently being evaluated.
Management will continue to evaluate its projections and planned uses of U.S. and foreign earnings to determine whether foreign earnings in periods subsequent to 2015 will be indefinitely reinvested outside of the U.S. If management concludes that such earnings will not be required to fund U.S. operations or commitments and will be indefinitely reinvested outside of the U.S., Sotheby’s effective income tax rate would decrease in 2016 and future years when compared to 2015 and 2014.
See statement on Forward Looking Statements.
Revolving Credit Facility—Sotheby's and certain of its wholly-owned subsidiaries are parties to a credit agreement with an international syndicate of lenders, which provides for separate dedicated revolving credit facilities for the Agency segment (the "Agency Credit Facility") and the Finance segment (the "Finance Credit Facility") (the "Credit Agreement"). On June 15, 2015, the Credit Agreement was amended to increase the commitments under the Finance Credit Facility in order to further support the lending activities of the Finance segment and to extend the maturity date of the Credit Agreement by one year to August 22, 2020.
The Agency Credit Facility is an asset-based revolving credit facility the proceeds of which may be used primarily for the working capital and other general corporate needs of the Agency segment. The Finance Credit Facility is an asset-based revolving credit facility the proceeds of which may be used primarily for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The Credit Agreement allows Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.
The maximum aggregate borrowing capacity of the Credit Agreement, subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to the Finance segment, including a $485 million increase that was secured for the Finance segment in conjunction with the June 2015 amendment. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 22, 2016, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.

The Credit Agreement has a sub-limit of $400 million for borrowings in the U.K. and Hong Kong, with up to $50 million available for foreign borrowings under the Agency Credit Facility and up to $350 million available for foreign borrowings under the Finance Credit Facility. The Credit Agreement also includes an accordion feature, which allows Sotheby's to seek an increase to the combined borrowing capacity of the Credit Agreement until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits Sotheby's to seek an increase to the aggregate commitments of either or both of the Agency and Finance Credit Facilities under an expedited arrangement process.
The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances, a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions, and the fair value of certain of Sotheby's trademarks. The borrowing base under the Finance Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and the fair value of certain of Sotheby's trademarks. The borrowing base of the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks. See Note 1 of Notes to Consolidated Financial Statements for information related to inventory. See Note 4 of Notes to Consolidated Financial Statements for information related to auction guarantee advances, extended payment term receivables, and the Finance segment loan portfolio.
The obligations under the Credit Agreement are cross-guaranteed and cross-collateralized. Domestic borrowers are jointly and severally liable for all obligations under the Credit Agreement and, subject to certain limitations, borrowers in the U.K. and Sotheby's Hong Kong Limited are jointly and severally liable for all obligations of the foreign borrowers under the Credit Agreement. In addition, the obligations of the borrowers under the Credit Agreement are guaranteed by certain of their subsidiaries. Sotheby's obligations under the Credit Agreement are secured by liens on all or substantially all of the personal property of the entities that are borrowers and guarantors under the Credit Agreement.
The Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures and limitations on the use of proceeds from borrowings under the Credit Agreement. The Credit Agreement also has a covenant that provides for a limitation on net outstanding auction guarantees (i.e., the aggregate financial exposure under outstanding auction guarantees less the impact of related risk and reward sharing arrangements). On September 16, 2015, the Credit Agreement was amended to temporarily increase this limit to $800 million until February 29, 2016, after which it reverts to $600 million for the duration of the Credit Agreement.
The Credit Agreement does not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2015.
Assessment of Liquidity and Capital Requirements—Sotheby's has separate capital structures and financial policies for its Agency and Finance segments. The Agency segment generally relies on existing cash balances (including amounts collected on behalf of and owed to consignors), operating cash flows, and revolving credit facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings by the Agency segment is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the pursuit of business opportunities and growth initiatives, and the timing of the repatriation of foreign earnings.
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
Sotheby's short-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 4 of Notes to Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of other possible business initiatives and/or investments, and the funding of Common Stock repurchases, as well as the funding of the other short-term commitments due on or before December 31, 2016, as summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.

Sotheby's long-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 4 of Notes to Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures, and the funding of possible business initiatives and/or investments (including the funding of potential earn-out payments associated with the acquisition of AAP. See "Acquisition of Art Agency, Partners" below and Note 24 of Notes to Consolidated Financial Statements), the funding of Common Stock repurchases, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
Management believes that operating cash flows, existing cash balances and revolving credit facility borrowings will be adequate to meet Sotheby's anticipated short-term and long-term commitments, operating needs and capital requirements through the August 22, 2020 expiration of the Credit Agreement. See statement on Forward Looking Statements.
On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to BB-. Management does not believe that this downgrade will have a material impact on its liquidity. See Note 7 of Notes to Consolidated Financial Statements for the implications of the downgrade on the York Property Mortgage.
FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 23 of Notes to Consolidated Financial Statements for a detailed discussion of recently issued accounting standards.
ACQUISITION OF ART AGENCY, PARTNERS
On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners, a firm that provides a range of art-related services to art collectors, for initial cash consideration of $50 million. Sotheby's has agreed to make earn-out payments not to exceed $35 million in the aggregate over the course of the next four to five years that are contingent on the achievement of a minimum level of financial performance. Through this acquisition, Sotheby's aims to grow its auction and private sale revenues by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's will add a new revenue stream by assimilating AAP's existing art advisory services, providing a new avenue for growth. See Note 24 of Notes to Consolidated Financial Statements and statement on Forward Looking Statements.
LEGISLATION
Management continues to review the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act as they are finalized, and to assess its impact on Sotheby's operations. This legislation has not had, nor does management believe it will have, a material impact on Sotheby's business. See statement on Forward Looking Statements.

FORWARD LOOKING STATEMENTS
This Form 10-K contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby's. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors, which Sotheby's believes could cause the actual results to differ materially from the predicted results in the “forward looking statements” include, but are not limited to:

•	Changes in the global economy, the financial markets, and political conditions of various countries;

•	A change in the level of competition in the global art market;

•	Uncertainty regarding the amount and quality of property available for consignment;

•	Changes in trends in the art market as to which collecting categories and artists are most sought after and in the collecting preferences of individual collectors;

•	The unpredictable demand for art-related financing;

•	The ability of Sotheby's to maintain strong relationships with art collectors;

•	An adverse change in the financial health and/or creditworthiness of Sotheby's clients;

•	The ability to retain key personnel;

•	The ability to successfully execute Sotheby's business plans and strategic initiatives;

•	The ability to accurately estimate the value of works of art held in inventory or as collateral for Finance segment loans, as well as those offered under an auction guarantee;

•	An adverse change in the financial health and/or creditworthiness of the counterparties to Sotheby's auction guarantee risk and reward sharing arrangements;

•	Changes in laws and regulations, including those related to income taxes and sales, use, value-added, and other indirect taxes;

•	Changes in foreign currency exchange rates;

•	Volatility in the share price of Sotheby's Common Stock; and

•	The ability of Sotheby's and its third party service providers to adequately protect their information systems and the client, employee, and company data maintained in those systems.
See Part I, Item 1A, "Risk Factors."

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of December 31, 2015, Sotheby's material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) the interest rate swap and interest rate collar associated with the York Property Mortgage; (vii) long-term debt; (viii) the DCP liability and related trust assets; and (ix) outstanding forward exchange contracts. See Note 4 of Notes to Consolidated Financial Statements for information related to notes receivable. See Note 7 of Notes to Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 15 of Notes to Consolidated Financial Statements for information related to the DCP liability and related trust assets. See Note 18 of Notes to Consolidated Financial Statements for information regarding the interest rate swap and interest rate collar related to the York Property Mortgage and Sotheby's forward foreign exchange contracts.
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
As of December 31, 2015, the notional value of the Swap was equal to the $322.1 million principal balance of the new York Property Mortgage on that date, and the notional value of the Collar was $310.3 million, which is equal to the forecasted principal mortgage balance as of the Collar's effective date. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the new York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the new York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
Management believes that the interest rate risk associated with its other financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments.
Foreign Currency Exchange Rate Risk—Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of December 31, 2015, the notional value of outstanding forward exchange contracts was $64.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the two counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect either of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
As of December 31, 2015, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in cash flow of approximately $70.3 million.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sotheby’s
New York, New York
We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sotheby’s and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 23 to the Consolidated Financial Statements, the Company changed its method of accounting for deferred income taxes on December 31, 2015.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

New York, New York
February 26, 2016

SOTHEBY'S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31,	2015	2014	2013

Revenues:
Agency commissions and fees	$791,920	$825,126	$793,639
Inventory sales	108,699	69,958	30,638
Finance	50,489	33,013	21,277
License fees	9,820	8,484	6,902
Other	566	1,472	1,222
Total revenues	961,494	938,053	853,678
Expenses:
Agency direct costs	91,919	86,524	84,594
Cost of inventory sales	111,090	68,037	30,307
Cost of Finance revenues	15,780	8,740	—
Marketing	19,332	16,566	22,487
Salaries and related	302,825	310,934	297,450
General and administrative	159,148	158,796	175,458
Depreciation and amortization	19,481	20,575	19,435
Voluntary separation incentive programs (see Note 19)	36,938	—	—
CEO separation and transition costs (see Note 20)	4,232	7,591	—
Restructuring charges (net) (see Note 21)	(972)	14,238	—
Special charges (net) (see Note 22)	—	20,008	1,372
Total expenses	759,773	712,009	631,103
Operating income	201,721	226,044	222,575
Interest income	1,776	1,883	2,801
Interest expense	(32,745)	(35,189)	(42,712)
Other (expense) income	(1,453)	283	3,029
Income before taxes	169,299	193,021	185,693
Equity in earnings of investees	5,327	732	15
Income tax expense	131,145	75,761	55,702
Net income	43,481	117,992	130,006
Less: Net (loss) income attributable to noncontrolling interest	(246)	197	—
Net income attributable to Sotheby's	$43,727	$117,795	$130,006
Basic earnings per share - Sotheby's common shareholders	$0.64	$1.69	$1.90
Diluted earnings per share - Sotheby's common shareholders	$0.63	$1.68	$1.88
Cash dividends declared per common share	$0.40	$4.74	$0.20
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

Year Ended December 31,	2015	2014	2013

Net income	$43,481	$117,992	$130,006
Other comprehensive income (loss):
Foreign currency translation adjustments:
Cumulative foreign currency translation adjustments, net of tax of ($6,345), ($2,376), and $1,601	(17,854)	(31,461)	13,874
Reclassification of cumulative foreign currency translation adjustments included in net income	(105)	2,058	—
Total foreign currency translation adjustments	(17,959)	(29,403)	13,874
Derivative financial instruments:
Unrealized losses on cash flow hedges, net of tax of ($3,126), $0, and $0	(4,994)	—	—
Realized losses on cash flow hedges included in net income, net of tax of $430, $0, and $0	688	—	—
Total derivative financial instruments	(4,306)	—	—
Defined benefit pension plan:
Net unrecognized gains (losses), net of tax of $6,445, ($2,447), and ($1,016)	29,363	(9,787)	(4,065)
Amortization of previously unrecognized net pension losses and prior service costs included in net income, net of tax of $867, $469, and $335	3,464	1,877	1,113
Total defined benefit pension plan net gain (loss)	32,827	(7,910)	(2,952)
Total other comprehensive income (loss)	10,562	(37,313)	10,922
Comprehensive income	54,043	80,679	140,928
Less: Comprehensive (loss) income attributable to noncontrolling interest	(246)	197	—
Comprehensive income attributable to Sotheby's	$54,289	$80,482	$140,928
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S CONSOLIDATED BALANCE SHEETS (Thousands of dollars)

December 31,	2015	2014
A S S E T S
Current Assets:
Cash and cash equivalents	$848,697	$693,829
Restricted cash	29,568	32,837
Accounts receivable (net)	875,265	913,743
Notes receivable (net)	101,441	130,796
Inventory	215,020	217,132
Income tax receivables	5,819	795
Deferred income taxes (see Note 1)	—	16,283
Prepaid expenses and other current assets	33,929	34,107
Total Current Assets	2,109,739	2,039,522
Notes receivable	611,899	568,942
Fixed assets (net)	354,494	364,382
Goodwill and other intangible assets (net)	13,945	14,341
Equity method investments	41,744	10,210
Trust assets related to deferred compensation liability	37,843	50,490
Pension asset	66,859	28,993
Income tax receivables	3,178	5,755
Deferred income taxes	7,916	32,447
Other long-term assets	26,512	19,738
Total Assets	$3,274,129	$3,134,820
L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y
Current Liabilities:
Due to consignors	$692,606	$980,470
Due to related party consignor (see Note 17)	285,418	—
Accounts payable and accrued liabilities	192,049	200,554
Current portion of York Property Mortgage	7,302	218,728
Accrued income taxes	11,095	13,469
Deferred income taxes (see Note 1)	—	359
Other current liabilities	9,113	15,627
Total Current Liabilities	1,197,583	1,429,207
Credit facility borrowings	541,500	445,000
Long-term debt	614,767	300,000
Deferred compensation liability	39,013	49,633
Accrued income taxes	18,529	20,224
Deferred income taxes	40,424	968
Other long-term liabilities	15,609	11,550
Total Liabilities	2,467,425	2,256,582
Commitments and contingencies (see Note 14)
Shareholders’ Equity:
Common Stock, $0.01 par value	700	695
Authorized shares—200,000,000
Issued shares—70,054,948 and 69,550,073
Outstanding shares—65,791,119 and 68,991,902
Additional paid-in capital	435,696	408,874
Treasury stock, at cost: 4,263,829 shares and 558,171 shares at December 31, 2015 and 2014, respectively	(150,000)	(25,000)
Retained earnings	586,235	569,894
Accumulated other comprehensive loss	(66,204)	(76,766)
Total Shareholders’ Equity	806,427	877,697
Noncontrolling interest	277	541
Total Equity	806,704	878,238
Total Liabilities and Equity	$3,274,129	$3,134,820
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars)

Year Ended December 31,	2015	2014	2013
Operating Activities:
Net income attributable to Sotheby's	$43,727	$117,795	$130,006
Adjustments to reconcile net income attributable to Sotheby's to net cash provided by operating activities:
Depreciation and amortization	19,481	20,575	19,435
(Gain) loss from recognition of cumulative translation adjustment upon liquidation of foreign subsidiary	(105)	2,058	—
Deferred income tax expense	81,689	8,833	9,668
Share-based payments	33,700	27,061	22,350
Net pension cost (benefit)	1,577	(688)	(1,160)
Inventory writedowns and bad debt provisions	21,729	10,383	10,325
Amortization of debt discount	1,782	3,564	7,361
Excess tax benefits from share-based payments	(1,064)	(3,625)	(3,521)
Equity in earnings of investees	(5,327)	(732)	(15)
Other	45	3,223	971
Changes in assets and liabilities:
Accounts receivable	(14,190)	(178,335)	(194,665)
Due to consignors	(268,234)	79,180	299,512
Due to related party consignor (see Note 17)	285,418	—	—
Inventory	(18,828)	(59,475)	(83,237)
Prepaid expenses and other current assets	(6,562)	(9,559)	(2,668)
Other long-term assets	14,931	5,372	(21,066)
Income tax receivables and deferred income tax assets	22,144	7,168	6,476
Accrued income taxes and deferred income tax liabilities	(27,325)	(9,309)	2,770
Accounts payable and accrued liabilities and other liabilities	(29,530)	20,776	34,885
Net cash provided by operating activities	155,058	44,265	237,427
Investing Activities:
Funding of notes receivable	(334,989)	(592,022)	(378,650)
Collections of notes receivable	355,103	476,522	308,428
Capital expenditures	(11,338)	(10,868)	(23,467)
Funding of equity method investment	(30,725)	—	—
Distributions from equity investees	4,515	2,160	65
Proceeds from the sale of equity method investment	275	300	1,225
Decrease (increase) in restricted cash	457	(4,655)	1,300
Net cash used by investing activities	(16,702)	(128,563)	(91,099)
Financing Activities:
Debt issuance and other borrowing costs	(9,642)	(5,394)	—
Proceeds from credit facility borrowings	186,500	507,500	—
Repayments of credit facility borrowings	(90,000)	(62,500)	—
Proceeds from refinancing of York Property Mortgage	325,000	—	—
Repayments of York Property Mortgage	(223,440)	(3,614)	(3,162)
Repayment of Convertible Notes	—	—	(197,371)
Proceeds from settlement of Convertible Note Hedges	—	—	15,503
Repurchases of Common Stock	(125,000)	(25,000)	—
Dividends paid	(29,784)	(331,535)	(13,754)
Proceeds from exercise of employee stock options	—	967	4,049
Excess tax benefits from share-based payments	1,064	3,625	3,521
Funding of employee tax obligations upon the vesting of share-based payments	(8,978)	(11,848)	(11,399)
Contribution from noncontrolling interest	—	—	322
Net cash provided (used) by financing activities	25,720	72,201	(202,291)
Effect of exchange rate changes on cash and cash equivalents	(9,208)	(15,389)	8,931
Increase (decrease) in cash and cash equivalents	154,868	(27,486)	(47,032)
Cash and cash equivalents at beginning of period	693,829	721,315	768,347
Cash and cash equivalents at end of period	$848,697	$693,829	$721,315
Supplemental information on non-cash investing activities:
See Note 4 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(Thousands of dollars, except per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	$677	$368,173	$—	$674,351	$(50,375)	$992,826
Net income attributable to Sotheby's				130,006		130,006
Other comprehensive income, net of tax					10,922	10,922
Stock options exercised	2	4,047				4,049
Warrants exercised	7	(7)				—
Common stock shares withheld to satisfy employee tax obligations		(11,399)				(11,399)
Restricted stock units vested, net	4	(4)				—
Amortization of share-based payment expense		22,350				22,350
Net tax benefit associated with the vesting or exercise of share-based payments		3,521				3,521
Shares and deferred stock units issued to directors	1	796				797
Cash dividends, $0.20 per common share				(13,754)		(13,754)
Balance at December 31, 2013	691	387,477	—	790,603	(39,453)	1,139,318
Net income attributable to Sotheby's				117,795		117,795
Other comprehensive loss, net of tax					(37,313)	(37,313)
Stock options exercised		967				967
Common stock shares withheld to satisfy employee tax obligations		(11,848)				(11,848)
Restricted stock units vested, net	4	(4)				—
Amortization of share-based payment expense		27,061				27,061
Net tax benefit associated with the vesting or exercise of share-based payments		3,625				3,625
Shares and deferred stock units issued to directors		1,596				1,596
Repurchase of common stock			(25,000)			(25,000)
Cash dividends, $4.74 per common share				(327,754)		(327,754)
Cash dividend equivalents paid on share-based payments				(3,781)		(3,781)
Cash dividend equivalents accrued on share-based payments				(6,969)		(6,969)
Balance at December 31, 2014	695	408,874	(25,000)	569,894	(76,766)	877,697
Net income attributable to Sotheby's				43,727		43,727
Other comprehensive income, net of tax					10,562	10,562
Common stock shares withheld to satisfy employee tax obligations		(8,978)				(8,978)
Restricted stock units vested, net	5	(5)				—
Amortization of share-based payment expense		33,700				33,700
Net tax benefit associated with the vesting or exercise of share-based payments		1,064				1,064
Shares and deferred stock units issued to directors		1,041				1,041
Repurchase of common stock			(125,000)			(125,000)
Cash dividends, $0.40 per common share				(27,107)		(27,107)
Cash dividend equivalents related to share-based payments				(279)		(279)
Balance at December 31, 2015	$700	$435,696	$(150,000)	$586,235	$(66,204)	$806,427
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies
Sotheby's is a global art business whose operations are organized under two segments—Agency and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired incidental to the auction process and the activities of RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles (see Note 5). The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art (see Note 4).
Basis of Presentation—The Consolidated Financial Statements included herein have been prepared by Sotheby's (the "Company" or "Sotheby's") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and are in conformity with generally accepted accounting principles ("GAAP") in the United States (the "U.S."). In the Consolidated Financial Statements, unless otherwise stated, the terms "art" or "works of art" or "artwork" or "property" refer to authenticated fine art, decorative art, jewelry, wine, and collectibles.
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet, instead of separating into current and non-current amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. Sotheby's early adopted ASU 2015-17 as of December 31, 2015 on a prospective basis. Accordingly, prior period information has not been adjusted to reflect the new presentation of deferred tax assets and liabilities.
Adjustments to Prior Period Presentation—See Note 3 for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015. All prior period segment information has been updated to reflect this change.
Principles of Consolidation—The Consolidated Financial Statements include the accounts of Sotheby's wholly-owned subsidiaries and Sotheby's Beijing Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture formed in September 2012 in which Sotheby's has a controlling 80% ownership interest. The net income attributable to the minority owner of Sotheby's Beijing is reported as "Net (Loss) Income Attributable to Noncontrolling Interest" in the Consolidated Income Statements and the non-controlling 20% ownership interest is recorded as "Noncontrolling Interest" within the Equity section of the Consolidated Balance Sheets. Intercompany transactions and balances among Sotheby's subsidiaries have been eliminated.
Equity investments through which Sotheby's exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby's share of investee earnings or losses is recorded within Equity in Earnings of Investees in the Consolidated Income Statements. Sotheby's interest in the net assets of the investee is recorded within Equity Method Investments on the Consolidated Balance Sheets. Sotheby's equity method investees include RM Sotheby's and Acquavella Modern Art. See Note 5 for information related to Sotheby's equity method investments.
Foreign Currency Translation—Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the monthly average exchange rates prevailing during the period in which they are recognized. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (Loss) and reported on the Consolidated Balance Sheets within Accumulated Other Comprehensive Loss until the subsidiary is sold or liquidated.
Restricted Cash—Restricted Cash includes net auction proceeds owed to consignors in certain foreign jurisdictions where such funds are legally required to be maintained in segregated bank accounts, as well as other cash deposits whose use is restricted by law, contract or management statement of intention.

Valuation of Inventory and Loan Collateral—The market for art is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. In estimating the realizable value of art held in inventory and art pledged as collateral for Finance segment loans, management considers the following complex array of factors: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account current art market conditions, as well as changing trends as to which collecting categories and artists are most sought after; (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist; (iv) the state of the global economy and financial markets; and (v) management's intent and ability to hold the property in order to maximize the realizable value. Due to the inherent subjectivity involved in estimating the realizable value of art held in inventory and art pledged as collateral for Finance segment loans, management's estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale. See below for a detailed discussion of Sotheby's accounting policies with respect to Notes Receivable and Inventory.
Accounts Receivable and Allowance for Doubtful Accounts—Accounts Receivable principally includes amounts due from buyers as a result of auction and private sale transactions. The recorded amount reflects the purchase price of the property, including Sotheby's commission. The Allowance for Doubtful Accounts principally includes estimated losses associated with situations when Sotheby's has paid the net sale proceeds to the seller, also known as a consignor, and it is probable that payment will not be collected from the buyer. The Allowance for Doubtful Accounts also includes an estimate of probable losses inherent in the remainder of the Accounts Receivable balance. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional facts become known. Based on all available information, management believes that the Allowance for Doubtful Accounts is adequate as of December 31, 2015; however, actual losses may ultimately exceed the recorded allowance. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $8.6 million and $7.3 million, respectively. See Note 4 for information related to Accounts Receivable.
Notes Receivable and Allowance for Credit Losses—Notes Receivable principally includes secured loans issued by the Finance segment. The classification of a loan as current or non-current on the Consolidated Balance Sheets takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity. The determination of whether a specific loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional facts become known. A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. An allowance is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan losses. See Note 4 for information related to Notes Receivable.
Inventory—Inventory consists of artworks owned by Sotheby's and includes the following general classifications: (i) art that has been obtained as a result of the failure of guaranteed property to sell at auction (see Note 16), (ii) art that has been purchased opportunistically, including property acquired for sale at auction, and (iii) other objects obtained incidental to the auction process (e.g., as a result of buyer default).
Inventory is valued on a specific identification basis at the lower of cost or management's estimate of realizable value (i.e., the expected sale price upon disposition). If there is evidence that the estimated realizable value of a specific item held in Inventory is less than its carrying value, a writedown is recorded to reflect management's revised estimate of realizable value. In 2015, 2014, and 2013, inventory writedowns totaled $20.1 million, $10 million, and $8.8 million, respectively.
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
Fixed Assets—Fixed Assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Buildings are depreciated over a useful life of up to 50 years. Building improvements are depreciated over a useful life of up to 20 years. Furniture and fixtures are depreciated over a useful life of up to 7 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the improvement. Computer software consists of the capitalized cost of purchased computer software, as well as direct external and internal computer software development costs incurred in the acquisition or development of software for internal use. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically between 7 to 10 years for enterprise systems and 3 years for other types of software. See Note 6 for information related to Fixed Assets.

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but it is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of potential impairment exist. These indicators could include a decline in Sotheby's stock price and market capitalization, a significant change in the outlook for the reporting unit's business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. An impairment loss is recognized for any amount by which the carrying value of a reporting unit's goodwill exceeds its fair value. The fair value of a reporting unit is estimated by management using a discounted cash flow methodology. Goodwill is attributable to reporting units in the Agency segment and totaled $13.6 million and $14 million as of December 31, 2015 and 2014, respectively, with the changes in the carrying value being attributable solely to foreign currency exchange rate movements. Other intangible assets include an indefinite lived license obtained in conjunction with Sotheby's purchase of a retail wine business in 2008. As of December 31, 2015 and 2014, the net book value of other intangible assets was $0.3 million, and the accumulated amortization related to other intangible assets was $5.1 million and $6.1 million, respectively.
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
Valuation of Deferred Tax Assets—A valuation allowance is recorded to reduce Sotheby's deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies.
If management determines that sufficient negative evidence exists (for example, if Sotheby's experiences cumulative three-year losses in a certain jurisdiction), then management will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, management's projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove to be more difficult to support the realization of Sotheby's deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on Sotheby's effective income tax rate and results.
Conversely, if, after recording a valuation allowance, management determines that sufficient positive evidence exists in the jurisdiction in which it recorded the valuation allowance (for example, if Sotheby's is no longer in a three-year cumulative loss position in the jurisdiction, and management expects to have future taxable income in that jurisdiction based upon its forecasts and the expected timing of deferred tax asset reversals), management may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on Sotheby's effective income tax rate and results in the period such determination was made.
See Note 8 for information related to Income Taxes.
Auction Guarantees—From time-to-time in the ordinary course of its business, Sotheby's will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). In the event that the property sells for less than the guaranteed price, Sotheby's must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby's takes ownership of the unsold property and may recover the amount paid through its future sale. The estimated fair value of Sotheby's obligation to perform under its auction guarantees is recorded on the Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This estimated fair value is based on an analysis of historical loss experience related to auction guarantees and does not include the impact of risk-sharing arrangements that may have mitigated all or a portion of any historical losses. See Note 16 for information related to auction guarantees.
Financial Instruments—Sotheby's material financial instruments include: (i) Cash and Cash Equivalents, (ii) Restricted Cash, (iii) Notes Receivable, (iv) credit facility borrowings, (v) the York Property Mortgage, (vi) the interest rate swap and interest rate collar associated with the York Property Mortgage, (vii) other long-term debt, (viii) the Deferred Compensation Liability and related trust assets, and (ix) outstanding forward exchange contracts. The carrying amounts of Cash and Cash Equivalents, Restricted Cash, Notes Receivable, the York Property Mortgage, and credit facility borrowings do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments. See Notes 7, 15, and 18 for information on the fair value of Sotheby's other financial instruments.

Revenue Recognition (Agency Commissions and Fees)—Through its Agency segment, Sotheby's accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers, also known as consignors, to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby's specialists perform significant due diligence activities to authenticate and determine the ownership history of the property being sold. The revenue recognition policy for each of the principal components of Agency Commissions and Fees is described below.
(1) Auction Commission Revenues—In its role as auctioneer, Sotheby's accepts property on consignment and matches sellers to buyers through the auction process. Following the auction, Sotheby's invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby's auction commissions include those paid by the buyer ("buyer's premium") and those paid by the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction.
On the fall of the auctioneer's hammer, the highest bidder becomes legally obligated to pay the full purchase price, which includes the hammer price of the property purchased plus the buyer's premium, and the seller is legally obligated to relinquish the property in exchange for the hammer price less any seller's commissions. Auction commission revenue is recognized on the date of the auction sale upon the fall of the auctioneer's hammer, which is the point in time when Sotheby's has substantially accomplished what it must do to be entitled to the benefits represented by the auction commission revenue. Subsequent to the date of the auction sale, Sotheby's remaining obligations for its auction services relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the auction services provided by Sotheby's.
Under the standard terms and conditions of its auction sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Management continually evaluates the collectability of amounts due from individual buyers and only recognizes auction commission revenue when the collection of the amount due from the buyer is reasonably assured. If management determines that it is probable that the buyer will default, a cancelled sale is recorded in the period in which that determination is made and the associated Accounts Receivable balance, including Sotheby's auction commission, is reversed. Management's judgments regarding the collectability of Accounts Receivable are based on an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Management's judgments with respect to the collectability of amounts due from buyers for auction purchases may prove, with the benefit of hindsight, to be incorrect. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.
Auction commission revenues are recorded net of commissions owed to third parties, which are principally the result of situations when the buyer's premium is shared with the consignor or with the counterparty in an auction guarantee risk and reward sharing arrangement (see Note 16). Additionally, in certain situations, auction commissions are shared with third parties who introduce Sotheby's to consignors who sell property at auction or otherwise facilitate the sale of property at auction.
(2) Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Similar to auction sales, the primary service that Sotheby's provides in a private sale transaction is the matching of the seller to a buyer in a legally binding transaction. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction or a prospective buyer who is interested in purchasing a certain work of art privately. Such arrangements are evidenced by a legally binding agreement between Sotheby's and the seller (a "Seller Agreement"), which outlines the terms of the arrangement, including the desired sale price and the amount or rate of commission to be earned. In certain situations, Sotheby's may also execute a legally binding agreement with the buyer stipulating the terms of the transaction (a "Buyer Agreement").
The timing of revenue recognition for private sale commissions is evaluated on a case-by-case basis, and in large part, is dependent upon whether a Buyer Agreement has been executed. Additionally, a careful analysis of the individual facts and circumstances is performed for each transaction to fully understand Sotheby's obligations and performance requirements related to the transaction.
In transactions with a Buyer Agreement, Sotheby's services are performed on the date that the Buyer Agreement is executed. At this point, any remaining service obligations are considered to be inconsequential and perfunctory. Such remaining service obligations normally relate only to the collection of the purchase price from the buyer and the remittance of the net sale proceeds to the seller. These remaining service obligations are not an essential part of the services that Sotheby's provides in a private sale transaction. In the absence of an executed Buyer Agreement, revenue recognition is deferred until Sotheby's has performed its substantive service obligations in the transaction and the buyer has paid the full purchase price thereby evidencing the terms of the arrangement.

Private sale commission revenues are recorded within Agency Commissions and Fees in the Consolidated Income Statements. Private sale commission revenues are recorded net of commissions owed to third parties. In certain situations, commissions are shared with third parties who introduce Sotheby's to consignors who sell property through a private sale transaction.
(3) Auction Guarantees, Net—This component of Agency Commissions and Fees includes Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction. The overage or shortfall related to guaranteed property is generally recognized in the period in which the property is offered at auction. However, a shortfall is recognized prior to the date of the auction if management determines that a loss related to an auction guarantee is probable. In such situations, the amount of the loss is estimated by management based on the difference between the amount of the auction guarantee and the expected selling price of the property, including buyer's premium.
Revenue Recognition (Inventory Sales)—Inventory sales are recognized in the period in which the sale is completed, title to the property passes to the purchaser and Sotheby's has fulfilled any other obligations that may be relevant to the transaction, including, but not limited to, delivery of the property. In instances when Inventory is sold at auction, the associated buyer's premium is recorded within Inventory Sales. The carrying value of Inventory sold during a period is recorded within Cost of Inventory Sales.
Revenue Recognition (Finance Revenues)—Finance revenues consist principally of interest income earned on Notes Receivable. Such interest income is recognized when earned, based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan is outstanding during the period. A non-accrual loan is a loan for which future Finance revenue is not recorded due to management's determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan.
Sales, Use and Value-Added Taxes—Sales, use and value-added taxes assessed by governmental authorities that are both imposed on and concurrent with revenue-producing transactions between Sotheby's and its clients are reported on a net basis within revenues.
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
Cost of Finance Revenues—The Cost of Finance Revenues includes borrowing costs related to the Finance segment's revolving credit facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees. See Note 7 for information related to the Finance segment's revolving credit facility.
Share-Based Payments—Sotheby's grants share-based payment awards as compensation to certain employees. The amount of compensation expense recognized for share-based payments is based on management's estimate of the number of shares ultimately expected to vest as a result of employee service. For share-based payment awards that vest annually over a multi-year period of service, compensation expense is amortized over the requisite service period according to a graded vesting schedule. For share-based payment awards that vest at the end of a service period, compensation expense is amortized on a straight-line basis over the requisite service period.
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

In 2015, Sotheby's granted a share-based payment award to Thomas S. Smith, Jr., its President and Chief Executive Officer, with a single vesting opportunity after a five-year service period contingent upon the achievement of pre-determined levels of Sotheby's stock price appreciation. The compensation expense recognized for this share-based payment is based on management's estimate of the grant date fair value of the award. In developing this estimate, management considers current market conditions, historical data, and any other relevant data.
Dividend equivalents related to share-based payments to employees are charged to Retained Earnings.
See Note 12 for information related to share-based payments.
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
Note 2—Earnings Per Share
Basic earnings per share—Basic earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's participating securities include unvested restricted stock units and unvested restricted stock shares, both of which have non-forfeitable rights to dividends.
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares include unvested performance share units held by employees, incremental common shares issuable upon the exercise of employee stock options, and deferred stock units held by members of the Board of Directors. In 2013, Sotheby's potential common shares also included the net shares that would have been delivered to settle the premium upon conversion of then-outstanding convertible debt, as well as the net shares that would have been issued upon the exercise of then-outstanding common stock warrants. See Note 7 for information on Sotheby's 3.125% Convertible Notes, which were settled in June 2013, and the related common stock warrants that were settled in the fourth quarter of 2013. See Note 12 for information on Sotheby's share-based payment programs.
For the years ended December 31, 2015, 2014, and 2013, 0.9 million, 1.1 million, and 1 million potential common shares, respectively, related to unvested performance share units were excluded from the computation of diluted earnings per share because the profitability or stock price targets inherent in such awards were not achieved as of the respective balance sheet dates.

The table below summarizes the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars, except per share amounts):

	2015	2014	2013
Basic:
Numerator:
Net income attributable to Sotheby's	$43,727	$117,795	$130,006
Less: Net income attributable to participating securities	354	1,047	60
Net income attributable to Sotheby's common shareholders	$43,373	$116,748	$129,946
Denominator:
Weighted average common shares outstanding	68,121	69,016	68,374
Basic earnings per share - Sotheby's common shareholders	$0.64	$1.69	$1.90
Diluted:
Numerator:
Net income attributable to Sotheby's	$43,727	$117,795	$130,006
Less: Net income attributable to participating securities	354	1,047	60
Net income attributable to Sotheby's common shareholders	$43,373	$116,748	$129,946
Denominator:
Weighted average common shares outstanding	68,121	69,016	68,374
Weighted average effect of dilutive potential common shares:
Convertible debt	—	—	97
Performance share units	438	407	428
Deferred stock units	167	162	150
Stock options	18	21	77
Warrants	—	—	49
Weighted average dilutive potential common shares outstanding	623	590	801
Weighted average diluted shares outstanding	68,744	69,606	69,175
Diluted earnings per share - Sotheby's common shareholders	$0.63	$1.68	$1.88
Note 3—Segment Reporting
Overview—Sotheby's is a global art business whose operations are organized under two segments—Agency and Finance. The Agency segment earns commissions by matching buyers and sellers of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired incidental to the auction process and the activities of RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles (see Note 5). The Finance segment earns interest income through art-related financing activities by making loans that are secured by works of art (see Note 4).
Prior to the second quarter of 2015, Sotheby's also separately reported the results of the Principal segment, which consisted of its dealer-related activities and primarily included the sale of artworks purchased opportunistically by Sotheby's. In the second quarter of 2015, Sotheby's transitioned to its new CEO (and chief operating decision maker), and the information regularly reviewed for the purpose of allocating resources and assessing performance was updated to reflect a simplified internal reporting structure. As a result, beginning in the second quarter of 2015, the sale of artworks purchased opportunistically by Sotheby's is reported as part of the Agency segment. The remaining activities of the former Principal segment are reported within All Other. Such activities include Sotheby's retail wine operations, Acquavella Modern Art ("AMA"), an equity investee (see Note 5), and sales of the remaining inventory of Noortman Master Paintings, an art dealer that was owned and operated by Sotheby's from its acquisition in June 2006 until its closure in December 2013. Prior period amounts have been restated to reflect this new segment presentation.

Agency Segment—Through the Agency segment, Sotheby's accepts property on consignment, stimulates buyer interest through professional marketing techniques, and matches sellers, also known as consignors, to buyers through the auction or private sale process. Prior to offering a work of art for sale, Sotheby's specialists perform significant due diligence activities to authenticate and determine the ownership history of the property being sold. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired incidental to the auction process (see Note 1). The Agency segment is an aggregation of the auction, private sale, and other related activities conducted by Sotheby's operating segments in the Americas, Europe, and Asia, which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided.
Finance Segment—The Finance segment provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. The Finance segment generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment (a "consignor advance"); and (2) general purpose term loans secured by property not presently intended for sale (a "term loan").
All Other—All Other includes the remaining activities of the former Principal segment, as discussed above, as well as the results of Sotheby's brand licensing activities and other ancillary businesses, which are not material to Sotheby's consolidated financial statements.
The accounting policies of Sotheby's segments are the same as those described in Note 1. For auction commissions, revenues are attributed to geographic areas based on the location of the auction. For private sale commissions, revenues are attributed to geographic areas based on the location of the entities which significantly contributed to the completion of the sale. For inventory activities, revenues are attributed to geographic areas based on the location of the entity that holds legal title to the property sold. Finance segment revenues are attributed to geographic areas based on the location of the entity that originated the loan.
The following table presents Sotheby's segment information for 2015, 2014, and 2013 (in thousands of dollars):

Year ended December 31, 2015	Agency	Finance		All Other	Reconciling items		Total
Revenues	$892,030	$65,248		$18,975	$(14,759)	(a)	$961,494
Interest income	$1,773	$3		$—	$—		$1,776
Interest expense	$32,745	$—		$—	$—		$32,745
Depreciation and amortization	$19,233	$124		$124	$—		$19,481
Segment income before taxes	$139,942	$41,303		$10,864	$(22,810)		$169,299
Year ended December 31, 2014
Revenues	$885,293	$47,290		$19,747	$(14,277)	(a)	$938,053
Interest income	$1,857	$18		$8	$—		$1,883
Interest expense	$35,189	$—		$—	$—		$35,189
Depreciation and amortization	$20,110	$130		$335	$—		$20,575
Segment income before taxes	$182,763	$31,763	(b)	$7,424	$(28,929)		$193,021
Year ended December 31, 2013
Revenues	$799,886	$32,792		$32,515	$(11,515)	(a)	$853,678
Interest income	$3,860	$—		$31	$(1,090)	(c)	$2,801
Interest expense	$42,636	$67		$9	$—		$42,712
Depreciation and amortization	$19,072	$125		$238	$—		$19,435
Segment income (loss) before taxes	$164,348	$23,009	(b)	$(265)	$(1,399)		$185,693
(a) The reconciling items related to Revenues consist principally of amounts charged by the Finance segment to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as, beginning on January 1, 2015, fees charged for term loan collateral sold at auction or privately through the Agency segment. In 2015, fees related to such collateral sales totaled $7.8 million. Prior period segment results for 2014 and 2013 have been adjusted to include $5.3 million and $1.6 million, respectively, of such fees.

(b)
In 2014 and 2013, Finance segment income before taxes includes $2.1 million and $2.7 million, respectively, of intercompany charges from Sotheby's global treasury function. Beginning in 2015, these charges are no longer applicable due to the financing of the Finance segment's loan portfolio with debt. See Notes 3 and 7 for information on the capital structure of the Finance segment and the financing of client loans with debt.

(c)
In 2013, the reconciling item related to Interest Income relates to charges from the Agency segment to the Finance segment for intercompany borrowing costs. Beginning in 2014, these charges are no longer applicable due to the financing of the Finance segment's loan portfolio with debt. See Notes 3 and 7 for information on the capital structure of the Finance segment and the financing of client loans with debt.

For the years ended December 31, 2015, 2014, and 2013 Agency segment revenues consisted of the following (in thousands of dollars):

	2015	2014	2013
Auction commissions	$719,152	$758,213	$687,853
Private sale commissions	61,256	60,183	88,171
Auction guarantees (net)	(11,567)	(15,462)	(2,186)
Other (a)	23,079	22,192	19,801
Total Agency commissions and fees	791,920	825,126	793,639
Inventory Sales	100,110	60,167	6,247
Total Agency segment revenues	$892,030	$885,293	$799,886
(a) Includes commissions and other fees earned by Sotheby's on sales brokered by third parties, fees charged to consignors for property withdrawn prior to auction and for catalogue production and insurance, and catalogue subscription and advertising revenues.
The table below provides a reconciliation of segment revenues to consolidated revenues for the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars):

	2015	2014	2013
Agency	$892,030	$885,293	$799,886
Finance	65,248	47,290	32,792
All Other	18,975	19,747	32,515
Segment revenues	976,253	952,330	865,193
Reconciling items:
Intercompany charges from Finance to Agency (a)	(14,759)	(14,277)	(11,515)
Total revenues	$961,494	$938,053	$853,678
(a) Includes interest charged for secured loans issued with an interest rate below the Finance segment's target rate, as well as facility fees charged for secured loans where the facility fee owed by the borrower is either reduced or waived. The reduction or waiver of such interest and fees is done as an accommodation to the Agency segment to secure a consignment or enhance a client relationship. Also, beginning on January 1, 2015, this reconciling item includes fees charged for term loan collateral sold at auction or privately through the Agency segment. Such fees are paid to compensate the Finance segment for generating auction and private sale consignments.

The table below details the unallocated amounts and reconciling items related to segment income before taxes and provides a reconciliation of segment income before taxes to consolidated income before taxes for the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars):

	2015	2014	2013
Agency	$139,942	$182,763	$164,348
Finance	41,303	31,763	23,009
All Other	10,864	7,424	(265)
Segment income before taxes	192,109	221,950	187,092
Unallocated amounts and reconciling items:
Leadership transition severance costs (a)	(13,251)	—	—
CEO separation and transition costs (see Note 20)	(4,232)	(7,591)	—
Special charges (net) (see Note 22)	—	(20,008)	(1,372)
Equity in earnings of investees (b)	(5,327)	(1,330)	(27)
Income before taxes	$169,299	$193,021	$185,693
(a) In 2015, Sotheby's incurred severance costs of $13.3 million associated with the termination of certain executive officers, including its former Chief Financial Officer and former Chief Operating Officer, in conjunction with Sotheby's recent leadership transition.
(b) For segment reporting purposes, Sotheby's share of earnings related to its equity investees is included as part of income before taxes. However, such earnings are reported separately below income before taxes in the Consolidated Income Statements. In 2015, Agency segment results includes $2.5 million of equity earnings related to RM Sotheby's. In 2015 and 2014, All Other includes $2.8 million and $1.3 million, respectively, of equity earnings related to Acquavella Modern Art. See Note 5 for information related to Sotheby's equity method investments.
The table below presents geographic information about revenues for the years ended December 31, 2015, 2014, and 2013 for all countries which exceeded 5% of total revenues (in thousands of dollars):

	2015	2014	2013
United States	$463,129	$402,385	$353,474
United Kingdom (the "U.K.")	257,336	271,505	230,304
Hong Kong and China	146,262	165,066	153,909
Switzerland	50,134	46,226	41,150
France	41,803	48,032	46,891
Other countries	17,589	19,116	39,465
Reconciling item:
Intercompany revenue	(14,759)	(14,277)	(11,515)
Total	$961,494	$938,053	$853,678
The table below presents assets for Sotheby's segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2015, 2014 and 2013 (in thousands of dollars):

December 31,	2015	2014	2013
Agency	$2,510,257	$2,391,763	$2,314,356
Finance	721,781	658,710	480,103
All Other	25,178	29,067	31,182
Total segment assets	3,257,216	3,079,540	2,825,641
Unallocated amounts:
Deferred tax assets and income tax receivable	16,913	55,280	67,905
Consolidated assets	$3,274,129	$3,134,820	$2,893,546
Substantially all of Sotheby's capital expenditures in 2015, 2014, and 2013 were attributable to the Agency segment.

Note 4—Receivables
Accounts Receivable (Net)—Through its Agency segment, Sotheby's accepts property on consignment and matches sellers, also known as consignors, to buyers through the auction or private sale process. Following an auction or private sale, Sotheby's invoices the buyer for the purchase price of the property (including any commissions owed by the buyer), collects payment from the buyer, and remits to the consignor the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties.
Under Sotheby's standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds due to the consignor shortly thereafter. Extended payment terms are sometimes provided to an auction or private sale buyer. For auctions, the extent to which extended payment terms are provided to buyers can vary considerably from selling season to selling season. Extended payment terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. When providing extended payment terms, Sotheby's attempts to match the timing of cash receipt from the buyer with the timing of payment to the consignor, but is not always successful in doing so. All extended payment term arrangements are approved by management under Sotheby's internal corporate governance policy.
In the limited circumstances when the payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms (i.e., Sotheby's pays the consignor prior to receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Consolidated Balance Sheets. As of December 31, 2015 and 2014, Notes Receivable within the Agency segment included $24.3 million and $22.7 million of amounts reclassified from Accounts Receivable. See discussion of Agency segment Notes Receivable below.
Under the standard terms and conditions of its auction and private sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby's internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby's is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of December 31, 2015 and 2014, Accounts Receivable (net) includes $165.2 million and $116 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of December 31, 2015 and 2014, Accounts Receivable (net) also includes $93.1 million and $96.5 million, respectively, related to situations in which the buyer has taken possession of the property before making payment to Sotheby's.
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
Prior to 2014, the lending activities of the Finance segment were funded primarily by the operating cash flows of the Agency segment, with the ability to supplement those cash flows with revolving credit facility borrowings. In January 2014, in order to reduce the Finance segment's cost of capital and enhance returns, Sotheby's established a separate capital structure for the Finance segment through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the Finance segment's dedicated revolving credit facility has allowed Sotheby's to finance a substantial portion of the Finance segment loan portfolio with debt. Cash balances are also used to fund a portion of the Finance segment loan portfolio, as appropriate. See Note 7 for information related to the Finance segment's dedicated revolving credit facility.

As of December 31, 2015 and 2014, Notes Receivable (net) related to the Finance segment consisted of the following (in thousands of dollars):

December 31,	2015	2014
Consignor advances	$30,180	$25,994
Term loans	652,078	618,447
Total Finance segment Notes Receivable (net)	$682,258	$644,441
As of December 31, 2015 and 2014, the table above includes $108.8 million and $90.4 million, respectively, of term loans made by the Finance segment to refinance clients' auction and private sale purchases. For the years ended December 31, 2015 and 2014, the Finance Segment made $50.2 million and $65.6 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in the Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Consolidated Statements of Cash Flows. In 2015 and 2014, such repayments totaled $31.8 million and $38.1 million, respectively.
The collection of secured loans can be adversely impacted by a decline in the art market in general or in the value of the collateral, which is concentrated within certain collecting categories. In addition, in situations when there are competing claims on the collateral and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby's ability to realize on its collateral may be limited or delayed.
Management aims to mitigate the risks associated with potential collateral devaluation by targeting a 50% loan-to-value ("LTV") ratio (i.e., the principal loan amount divided by the low auction estimate of the collateral). Loans may also be made with LTV ratios between 51% and 60% as the Finance segment credit facility permits borrowings on loans with an LTV of up to 60%. In rare circumstances, loans are also made at an initial LTV ratio higher than 60%. In addition, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby's specialists on an annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs.
Management believes that the LTV ratio is a critical credit quality indicator for Finance segment secured loans.
The table below provides the aggregate LTV ratio for the Finance segment loan portfolio of secured loans as of December 31, 2015 and 2014 (in thousands of dollars):

December 31,	2015	2014
Finance segment secured loans	$682,258	$644,441
Low auction estimate of collateral	$1,380,022	$1,349,094
Aggregate LTV ratio	49%	48%
The table below provides the aggregate LTV ratio for Finance segment secured loans with an LTV above 50% as of December 31, 2015 and 2014 (in thousands of dollars):

December 31,	2015	2014
Finance segment secured loans with an LTV ratio above 50%	$354,049	$329,135
Low auction estimate of collateral related to Finance segment secured loans with an LTV above 50%	$626,829	$556,662
Aggregate LTV ratio of Finance segment secured loans with an LTV above 50%	56%	59%

The table below provides other credit quality information regarding Finance segment secured loans as of December 31, 2015 and 2014 (in thousands of dollars):

December 31,	2015	2014
Total secured loans	$682,258	$644,441
Loans past due	$11,819	$22,409
Loans more than 90 days past due	$7,828	$—
Non-accrual loans	$—	$—
Impaired loans	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—
Allowance for credit losses based on historical data	1,458	1,166
Total allowance for credit losses - secured loans	$1,458	$1,166
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of December 31, 2015, $11.8 million of the Notes Receivable (net) balance was considered to be past due, of which $7.8 million was more than 90 days past due. The collateral securing these loans has low auction estimates of approximately $28.5 million and $16.9 million, respectively, resulting in an LTV ratio for these loans of 41% and 46%, respectively. Sotheby's is continuing to accrue interest on these past due loans. In consideration of payments received to-date in the first quarter of 2016, the collateral value related to these loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management's determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of December 31, 2015 and 2014, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of December 31, 2015 and 2014, there were no impaired loans outstanding.
During the period January 1, 2014 to December 31, 2015, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for Credit Losses as of January 1, 2014	$1,746
Change in loan loss provision	(580)
Allowance for Credit Losses as of December 31, 2014	1,166
Change in loan loss provision	292
Allowance for Credit Losses as of December 31, 2015	$1,458
As of December 31, 2015, unfunded commitments to extend additional credit through Sotheby's Finance segment were $7.6 million.

Notes Receivable (Agency Segment)—Sotheby's is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In addition, in certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such auction guarantee and Agency segment consignor advances are recorded on the Consolidated Balance Sheets within Notes Receivable (net). As of December 31, 2014, auction guarantee advances totaled $25 million. There were no auction guarantee advances or Agency segment consignor advances outstanding as of December 31, 2015. See Note 16 for information related to auction guarantees.
In the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Consolidated Balance Sheets. As of December 31, 2015, Notes Receivable within the Agency segment included $24.3 million of amounts reclassified from Accounts Receivable against which Sotheby's holds $7.2 million of collateral. As of December 31, 2014, Notes Receivable within the Agency segment included $22.7 million of such loans, against which Sotheby's held $3.9 million of collateral. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in the Consolidated Statements of Cash Flows.
Under certain circumstances, Sotheby's provides loans to certain art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of December 31, 2015 and 2014, such unsecured loans totaled $4.2 million and $4.9 million, respectively. Sotheby's is no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million, and, as a result, recognized a gain of $0.3 million in Other Income. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, is being charged a variable market rate of interest, and requires monthly payments during the loan term. As of December 31, 2015 and 2014, the carrying value of this loan was $2.4 million and $2.7 million.
Note 5—Equity Method Investments
Acquavella Modern Art ("AMA")—On May 23, 1990, Sotheby's purchased the common stock of the Pierre Matisse Gallery Corporation ("Matisse") for approximately $153 million. The assets of Matisse consisted of a collection of fine art (the "Matisse Inventory"). Upon consummation of the purchase, Sotheby's entered into an agreement with Acquavella Contemporary Art, Inc. ("ACA") to form AMA, a partnership through which the Matisse Inventory would be sold. Sotheby's contributed the Matisse Inventory to AMA in exchange for a 50% interest in the partnership. Although the original term of the AMA partnership agreement was for ten years and was due to expire in 2000, it has been renewed on an annual basis since then.
Pursuant to the AMA partnership agreement, upon the death of the majority shareholder of ACA, the successors-in-interest to ACA have the right, but not the obligation, to require Sotheby's to purchase their interest in AMA at a price equal to the fair market value of such interest. The fair market value shall be determined pursuant to a process and a formula set forth in the partnership agreement that includes an appraisal of the works of art held by AMA at such time. Upon dissolution of AMA, if Sotheby's and ACA elect not to liquidate the property and assets of AMA, any assets remaining after the payment of expenses and any other liabilities of AMA will be distributed to Sotheby's and AMA as tenants-in-common or in some other reasonable manner. The net assets of AMA consist almost entirely of the Matisse Inventory. As of December 31, 2015 and 2014, the carrying value of the Matisse Inventory was $41.4 million and $44.8 million, respectively. As of December 31, 2015 and 2014, the carrying value of Sotheby's investment in AMA was $8.5 million and $10.2 million, respectively. In 2015, 2014, and 2013, Sotheby's results include $2.8 million, $0.7 million, and ($0.1) million, respectively, of equity earnings (losses) related to AMA. From time-to-time, Sotheby's transacts with the principal shareholder of ACA in the normal course of its business.
RM Sotheby's—On February 18, 2015, Sotheby's acquired a 25% ownership interest in RM Auctions, an auction house for investment-quality automobiles, for $30.7 million. Following this investment, RM Auctions is now known as RM Sotheby's. In addition to the initial 25% ownership interest, Sotheby's has governance participation and a comprehensive partnership agreement to work together to drive growth in the business. Over time, Sotheby's will have opportunities to increase its ownership stake as the partnership evolves and grows. As of December 31, 2015, the carrying value of Sotheby's investment in RM Sotheby's was $33.2 million. In 2015, Sotheby's results include $2.5 million of equity earnings related to RM Sotheby's.

Other—In the second quarter of 2013, Sotheby's sold its interest in another equity method investee for $4.3 million and, as a result, recognized a gain of $0.3 million in Other Income. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan (see Note 4).
Note 6—Fixed Assets
As of December 31, 2015 and 2014, Fixed Assets consisted of the following (in thousands of dollars):

December 31,	2015	2014
Land	$93,078	$93,353
Buildings and building improvements	226,530	226,465
Leasehold improvements	82,011	83,643
Computer hardware and software	73,728	71,422
Furniture, fixtures and equipment	78,529	78,182
Construction in progress	2,090	1,401
Other	2,015	1,176
Sub-total	557,981	555,642
Less: Accumulated depreciation and amortization	(203,487)	(191,260)
Total Fixed Assets, net	$354,494	$364,382
In 2015, 2014, and 2013, Depreciation and Amortization related to Fixed Assets was $19.5 million, $20.6 million, and $19.4 million, respectively.
Note 7—Debt
Revolving Credit Facility—Sotheby's and certain of its wholly-owned subsidiaries are parties to a credit agreement with an international syndicate of lenders, which provides for separate dedicated revolving credit facilities for the Agency segment (the "Agency Credit Facility") and the Finance segment (the "Finance Credit Facility") (the "Credit Agreement"). On June 15, 2015, the Credit Agreement was amended to increase the commitments under the Finance Credit Facility in order to further support the lending activities of the Finance segment and to extend the maturity date of the Credit Agreement by one year to August 22, 2020.
The Agency Credit Facility is an asset-based revolving credit facility the proceeds of which may be used primarily for the working capital and other general corporate needs of the Agency segment. The Finance Credit Facility is an asset-based revolving credit facility the proceeds of which may be used primarily for the working capital and other general corporate needs of the Finance segment, including the funding of client loans. The Credit Agreement allows Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency and Finance segments.
The maximum aggregate borrowing capacity of the Credit Agreement, subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to the Finance segment, including a $485 million increase that was secured for the Finance segment in conjunction with the June 2015 amendment. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 22, 2016, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.
The Credit Agreement has a sub-limit of $400 million for borrowings in the U.K. and Hong Kong, with up to $50 million available for foreign borrowings under the Agency Credit Facility and up to $350 million available for foreign borrowings under the Finance Credit Facility. The Credit Agreement also includes an accordion feature, which allows Sotheby's to seek an increase to the combined borrowing capacity of the Credit Agreement until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits Sotheby's to seek an increase to the aggregate commitments of either or both of the Agency and Finance Credit Facilities under an expedited arrangement process.

The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 4), a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 4), and the fair value of certain of Sotheby's trademarks. The borrowing base under the Finance Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and the fair value of certain of Sotheby's trademarks. The borrowing base of the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks.
The obligations under the Credit Agreement are cross-guaranteed and cross-collateralized. Domestic borrowers are jointly and severally liable for all obligations under the Credit Agreement and, subject to certain limitations, borrowers in the U.K. and Sotheby's Hong Kong Limited are jointly and severally liable for all obligations of the foreign borrowers under the Credit Agreement. In addition, the obligations of the borrowers under the Credit Agreement are guaranteed by certain of their subsidiaries. Sotheby's obligations under the Credit Agreement are secured by liens on all or substantially all of the personal property of the entities that are borrowers and guarantors under the Credit Agreement.
The Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures and limitations on the use of proceeds from borrowings under the Credit Agreement. The Credit Agreement also has a covenant that provides for a limitation on net outstanding auction guarantees (i.e., the aggregate financial exposure under outstanding auction guarantees less the impact of related risk and reward sharing arrangements). On September 16, 2015, the Credit Agreement was amended to temporarily increase this limit to $800 million until February 29, 2016, after which it reverts to $600 million for the duration of the Credit Agreement.
The Credit Agreement does not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2015.
Since August 2009, Sotheby's has incurred aggregate fees of approximately $21.4 million in conjunction with the establishment of and subsequent amendments to its credit agreement with General Electric Capital Corporation. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement.

The following tables summarize information relevant to the Credit Agreement as of and for the years ended December 31, 2015 and 2014 (in thousands of dollars):

December 31, 2015	Agency Credit Facility		Finance Credit Facility		Total
Maximum borrowing capacity (a)	$300,000		$1,035,000		$1,335,000
Borrowing base (b)	$225,642		$547,586		$773,228
Borrowings outstanding	$—		$541,500		$541,500
Available borrowing capacity (c)	$225,642		$6,086		$231,728
Average borrowings outstanding	$—		$541,004		$541,004
Borrowing Costs - interest	$—	(d)	$14,060	(e)	$14,060
Borrowing Costs - fee amortization	$2,752	(d)	$1,720	(e)	$4,472

December 31, 2014	Agency Credit Facility		Finance Credit Facility		Total
Maximum borrowing capacity (a)	$300,000		$550,000		$850,000
Borrowing base (b)	$237,830		$519,255		$757,085
Borrowings outstanding	$—		$445,000		$445,000
Available borrowing capacity (c)	$237,830		$74,255		$312,085
Average borrowings outstanding	$—		$306,448		$306,448
Borrowing Costs - interest	$—	(d)	$7,751	(e)	$7,751
Borrowing Costs - fee amortization	$2,240	(d)	$989	(e)	$3,229
Legend:
(a) In June 2015, the Credit Agreement was amended to, among other things, increase the maximum borrowing capacity of the Credit Agreement from $850 million to approximately $1.335 billion.
(b) The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 4), a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 4), and the fair value of certain of Sotheby's trademarks. The borrowing base under the Finance Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the Finance segment loan portfolio and the fair value of certain of Sotheby's trademarks. The borrowing base of the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks.
(c) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
(d) Borrowing costs related to the Agency Credit Facility, which include interest and fee amortization, are reflected in the Consolidated Income Statements within Interest Expense. See the table below for additional information related to Interest Expense associated with the Agency Credit Facility.
(e) Borrowing costs related to the Finance Credit Facility are reflected in the Consolidated Income Statements within Cost of Finance Revenues. For the years ended December 31, 2015 and 2014, the weighted average cost of borrowings related to the Finance Credit Facility was approximately 2.9%.

Long-Term Debt—As of December 31, 2015 and 2014, Long-Term Debt consisted of the following (in thousands of dollars):

December 31,	2015	2014
York Property Mortgage, net of unamortized discount of $0 and $1,782	$322,069	$218,728
2022 Senior Notes	300,000	300,000
Less current portion:
York Property Mortgage	(7,302)	(218,728)
Total Long-Term Debt	$614,767	$300,000
See the captioned sections below for information related to the York Property Mortgage and the 2022 Senior Notes, as well as information on the other debt instruments that were outstanding during the periods covered by this report.
York Property Mortgage—On February 6, 2009, Sotheby's purchased the land and building located at 1334 York Avenue, New York, New York (the "York Property") from RFR Holding Corp. ("RFR") for a purchase price of $370 million. The York Property is home to Sotheby's sole North American auction salesroom and principal North American exhibition space, including S|2, Sotheby's private sale exhibition gallery. The York Property is also home to the U.S. operations of the Finance segment, as well as its corporate offices.
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
On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance the original York Property Mortgage. After the repayment of the original York Property Mortgage and the funding of all closing costs, reserves, and expenses, Sotheby's received net cash proceeds of approximately $98 million. The new York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25% and is being amortized based on a twenty-five-year mortgage-style amortization schedule over the seven-year term of the mortgage, with the then-remaining principal balance of $268.2 million due to be paid on the July 1, 2022 maturity date.
In connection with the new York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap effective as of July 1, 2015 and a five-year interest rate collar effective as of July 1, 2017. Both instruments have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917% but no more than 3.75% for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the new York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term. See Note 18 for additional information related to the interest rate protection agreements.

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

•
If Sotheby's corporate credit rating from Standard & Poor's Rating Services ("S&P") is downgraded to BB-, cash management accounts (the "Cash Management Accounts") may be established under the control of the lender for monthly debt service, insurance, and tax payments. If the rating is downgraded to B+ or B, Sotheby's may be required to deposit a certain amount of debt service into the Cash Management Accounts (estimated to be approximately 6 to 12 months of debt service). If the rating is downgraded to lower than B, Sotheby's must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, as discussed above, at Cash Management Accounts will be established under the control of the lender for monthly debt service, insurance, and tax payments. The lender will retain any excess cash after debt service, insurance, and taxes as security (estimated to be approximately $6 million annually).

•	At all times during the term of the mortgage, Sotheby's is required to maintain a net worth of at least $425 million, subject to a cure period.
The York Property and the related mortgage are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The assets of 1334 York, LLC are not available to satisfy the obligations of other Sotheby's affiliates or any other entity.
As of December 31, 2015, the fair value of the York Property Mortgage approximates its book value due to the variable interest rate associated with the mortgage. This fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
2022 Senior Notes—On September 27, 2012, Sotheby's issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). The 2022 Senior Notes were offered only to qualified institutional buyers in accordance with Rule 144A and to non-U.S. Persons under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Holders of the 2022 Senior Notes do not have registration rights, and the 2022 Senior Notes have not been and will not be registered under the Securities Act.
The net proceeds from the issuance of the 2022 Senior Notes were approximately $300 million, after deducting fees paid to the initial purchasers, and were principally used to retire $80 million of unsecured debt that was due in June 2015 and Sotheby's 3.125% Convertible Notes, as discussed below.
The 2022 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of Sotheby's existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the New Credit Agreement. Interest on the 2022 Senior Notes is payable semi-annually in cash on April 1 and October 1 of each year.
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
As of December 31, 2015, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $276 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.

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
The remaining Convertible Notes became convertible on March 15, 2013, for a period ending on the close of business on June 14, 2013, when Sotheby's became obligated to pay the conversion obligation of $197.4 million, which consisted of $181.9 million related to principal and $15.5 million related to the conversion premium. As of March 31, 2013, management evaluated the remaining amount originally attributed to the embedded conversion option and initially recorded within Shareholders' Equity and concluded that it no longer met the conditions for equity classification as a result of Sotheby's irrevocable election in the first quarter of 2013 to settle any remaining conversion obligation related to the Convertible Notes solely in cash. Accordingly, as of March 31, 2013, the $21.8 million fair value of the embedded conversion option was reclassified to Other Current Liabilities, with a corresponding reduction to Shareholders' Equity of $12 million, net of tax. In June 2013, the conversion obligation was settled entirely in cash and Sotheby's simultaneously received $15.5 million in cash to offset the conversion premium through the exercise of its Convertible Note Hedges, as discussed below.
Convertible Note Hedges and Warrant Transactions—On June 11, 2008, in conjunction with the issuance of the Convertible Notes, Sotheby's entered into convertible note hedge transactions (the "Convertible Note Hedges") at a cost of $40.6 million ($22.5 million, net of tax) that allowed Sotheby's to purchase its Common Stock from affiliates of Bank of America and Goldman Sachs & Co. (collectively, the "Counterparties") at a price equal to the conversion price of the Convertible Notes. The Convertible Note Hedges were entered into to offset the impact of any premium paid, either in cash or in shares of Sotheby's Common Stock, upon the settlement of the Convertible Notes.
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

As of March 31, 2013, management evaluated the Convertible Note Hedges and concluded that the remaining amount in Shareholders' Equity no longer met the conditions for equity classification as a result of Sotheby's irrevocable election in the first quarter of 2013 to settle the remaining Convertible Note Hedges solely in cash. Accordingly, as of March 31, 2013, the $21.8 million fair value of the remaining Convertible Note Hedges was reclassified to Other Current Assets, with a corresponding increase to Shareholders' Equity of $12 million, net of tax. In June 2013, Sotheby's settled the remaining conversion obligation related to the Convertible Notes entirely in cash. As a result, the Convertible Note Hedges were exercised, and Sotheby's received $15.5 million in cash to offset the conversion premium related to the Convertible Notes.
On June 11, 2008, Sotheby's also entered into warrant transactions, whereby it sold to the Counterparties warrants (the "Warrants") to acquire, subject to customary anti-dilution adjustments, approximately 5.9 million shares of Sotheby's Common Stock at a price of approximately $44.50 per share, as adjusted. The net proceeds received by Sotheby's in June 2008 from the sale of the Warrants was $22.3 million and was recorded as a component of Additional Paid-In Capital within Shareholders' Equity. The warrants were automatically exercisable subject to a limit of approximately 118,348 warrants per day for each day in the 50 trading days that began on September 17, 2013 and ended on November 25, 2013. The settlement of warrant exercises resulted in the issuance of 722,288 shares of Sotheby's Common Stock in the fourth quarter of 2013.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility during the five year period after the December 31, 2015 balance sheet date are as follows (in thousands of dollars):

Year	Amount
2016	$33,186
2017	$34,925
2018	$36,587
2019	$36,598
2020	$578,108
In consideration of the interest rate protection agreements relating to the York Property Mortgage, the table above assumes that the annual interest rate for the first two years of the mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term.
Interest Expense—For the years ended December 31, 2015, 2014, and 2013, Interest Expense consisted of the following (in thousands of dollars):

December 31,	2015	2014	2013
Agency Segment Credit Facility:
Amendment and arrangement fees	$1,167	$1,096	$1,279
Commitment fees	1,585	1,144	1,532
Sub-total	2,752	2,240	2,811
York Property Mortgage	13,537	16,335	16,512
2022 Senior Notes	16,394	16,394	16,394
Convertible Notes	—	—	6,894
Other interest expense	62	220	101
Total Interest Expense	$32,745	$35,189	$42,712
In the table above, Interest Expense related to the York Property Mortgage, the 2022 Senior Notes, and the Convertible Notes includes the amortization of debt issuance costs and, when applicable, the amortization of discount.
For the year ended December 31, 2013, Interest Expense related to the Convertible Notes consisted of the following (in thousands of dollars):

2013
Contractual coupon interest expense	$2,621
Discount amortization	3,796
Debt issuance cost amortization	477
Total	$6,894

          Interest Paid—In 2015, 2014, and 2013, interest paid totaled $53.5 million, $42.4 million, and $33.2 million, respectively. Interest paid in 2015 and 2014 includes $36 million and $31.2 million, respectively, attributable to the Agency segment, which primarily relates to the York Property Mortgage (including $7.1 million of amounts paid to refinance the mortgage in July 2015), Sotheby's long-term debt securities, and revolving credit facility fees. Interest paid in 2015 and 2014 includes $17.5 million and $11.2 million, respectively, attributable to the Finance segment, which relates to revolving credit facility borrowings and fees.
Note 8—Income Taxes
For the years ended December 31, 2015, 2014, and 2013, the significant components of income tax expense consisted of the following (in thousands of dollars):

December 31,	2015	2014	2013
Income before taxes:
Domestic	$11,414	$21,976	$45,093
Foreign	157,885	171,045	140,600
Total	$169,299	$193,021	$185,693
Income tax expense—current:
Domestic	$10,455	$22,220	$8,131
State and local	5,958	6,946	8,301
Foreign	33,043	37,762	29,602
Sub-total	49,456	66,928	46,034
Income tax expense (benefit)—deferred:
Domestic	69,835	5,406	2,543
State and local	6,378	6,314	(241)
Foreign	5,476	(2,887)	7,366
Sub-total	81,689	8,833	9,668
Total	$131,145	$75,761	$55,702
As of December 31, 2015 and 2014, the components of Deferred Tax Assets and Deferred Tax Liabilities consisted of the following (in thousands of dollars):

December 31,	2015	2014
Deferred Tax Assets:
Asset provisions and liabilities	$13,720	$10,452
Inventory writedowns	10,621	8,756
Tax loss and credit carryforwards	2,887	2,748
Difference between book and tax basis of depreciable and amortizable assets	17,857	18,737
Share-based payments and deferred compensation	34,165	36,494
Sub-total	79,250	77,187
Valuation allowance	(2,437)	(2,224)
Total deferred tax assets	76,813	74,963
Deferred Tax Liabilities:
Difference between book and tax basis of other assets and liabilities	2,361	3,323
Pension obligations	11,231	3,921
Basis differences in equity method investments	3,805	3,884
Undistributed earnings of foreign subsidiaries	91,924	16,432
Total deferred tax liabilities	109,321	27,560
Total net deferred tax (liabilities) assets	$(32,508)	$47,403

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet, instead of separating into current and non-current amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. Sotheby's early adopted ASU 2015-17 as of December 31, 2015 on a prospective basis. Accordingly, prior period information has not been adjusted to reflect the new presentation of deferred tax assets and liabilities.
As of December 31, 2015, Sotheby's had deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $2.9 million that begin to expire in 2020.
As of December 31, 2015 and 2014, Sotheby's had provided valuation allowances of $2.4 million and $2.2 million, respectively, relating to net operating loss carryforwards. The net increase in the valuation allowance in 2015 is due to an increase in losses in certain jurisdictions, partially offset by a decrease in the valuation allowance due to changes in foreign exchange rates.
For the years ended December 31, 2015, 2014, and 2013, the effective income tax rate varied from the statutory tax rate as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.3%	2.5%	2.8%
Foreign taxes at rates different from U.S. rates	(14.9%)	(13.5%)	(11.1%)
Tax effect of undistributed earnings of foreign subsidiaries	48.2%	9.6%	11.0%
Deemed income from foreign subsidiaries, net	2.3%	3.0%	2.2%
Valuation allowance	0.3%	(0.2%)	(4.5%)
Effect of enacted tax legislation	2.5%	2.0%	0.1%
Worthless stock deduction	0.0%	0.0%	(3.7%)
Other	1.8%	0.8%	(1.8%)
Effective income tax rate	77.5%	39.2%	30.0%

The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences (e.g., non-deductible expenses) on pre-tax results by taxing jurisdiction, new tax legislation, and changes in valuation allowances and tax reserves.
Sotheby's effective income tax rate was 77.5% in 2015, compared to 39.2% in 2014. The increase in the effective income tax rate is primarily due to income tax expense of $65.7 million recorded in the fourth quarter of 2015 to recognize a deferred tax liability for incremental taxes associated with accumulated foreign earnings relating to years prior to 2014 that are no longer deemed to be indefinitely reinvested outside of the U.S. (see “Repatriation of Foreign Earnings” below). In 2015 and 2014, income tax expense of approximately $14.2 million and $18.6 million, respectively, was recorded to recognize deferred tax liabilities for incremental taxes associated with Sotheby’s foreign earnings in those years that were deemed to not be indefinitely reinvested outside of the U.S.
The effective income tax rate for the current year also includes income tax expense of approximately $4 million to write-down certain deferred tax assets as a result of New York City tax legislation enacted in April 2015. The legislation reduced the amount of Sotheby’s taxable income apportioned to New York City, thereby reducing Sotheby’s state and local effective income tax rate. This income tax expense was recorded discretely in the second quarter of 2015 and reduced the value of certain deferred tax assets to the amount that will be recognized in the future as a result of the reduction of the New York City effective income tax rate. The effective income tax rate for 2014 included income tax expense of approximately $3.9 million related to the write-down of certain deferred tax assets as a result of the New York State 2014-2015 Budget Act that was enacted in 2014.
In 2014, the effective income tax rate increased as compared to 2013 due to the effect of the New York State 2014-2015 Budget Act and two tax benefits that were recorded in 2013 for which there were no comparable benefits in 2014. In 2013, a $10 million income tax benefit was recorded to reverse a valuation allowance recorded against foreign tax credits which management determined were more likely than not to be realized as a result of a repatriation of earnings from Sotheby’s foreign subsidiaries that were previously considered to be indefinitely reinvested. In 2013, a $6.8 million income tax benefit was recorded, net of a related liability for uncertain tax benefits, for a worthless stock deduction Sotheby’s claimed on its 2013 U.S. federal income tax return related to the tax basis of a foreign subsidiary. Also in 2013, net income tax expense of $8.7 million was recorded as a result of management's decision to repatriate $250 million of accumulated foreign earnings related to periods prior to 2014 to help fund a $300 million special dividend that was paid to shareholders in the first quarter of 2014.
Repatriation of Foreign Earnings—In prior periods, based on Sotheby’s projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not record deferred income taxes on these earnings in its financial statements. Due to the resignation of William F. Ruprecht as Sotheby’s President and Chief Executive Officer in November 2014 and the subsequent hiring of Thomas S. Smith, Jr. as his replacement in March 2015, and the resulting reevaluation of the Company's strategic priorities, the Board of Directors and management reassessed Sotheby’s U.S. and foreign cash needs in the fourth quarter of 2015. As a result of this reassessment and in consideration of the recent expansion of Sotheby's Common Stock repurchase program (see Note 11), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, in the fourth quarter of 2015, it became apparent that these foreign earnings will instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a non-cash income tax charge of $65.7 million (net of foreign tax credits) for the deferred income taxes on these foreign earnings. The specific timing of the repatriation of these foreign earnings and cash payment of the associated taxes is currently being evaluated.
Total net income tax payments during 2015, 2014, and 2013 were $53.9 million, $60.3 million, and $36.2 million, respectively.

Note 9—Uncertain Tax Positions
As of December 31, 2015, 2014, and 2013, the liability for unrecognized tax benefits, excluding interest and penalties, was $22 million, $22.8 million, and $25.4 million, respectively, and is recorded within long-term Accrued Income Taxes on the Consolidated Balance Sheets.
As of December 31, 2015 and 2014, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby's effective income tax rate was $12.8 million and $12.3 million, respectively.
The table below presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars):

	2015	2014	2013
Balance at January 1	$22,798	$25,423	$35,400
Increases in unrecognized tax benefits related to the current year	2,917	2,229	8,999
Increases in unrecognized tax benefits related to prior years	2,276	167	9
Decreases in unrecognized tax benefits related to prior years	(1,973)	(134)	(16,651)
Decreases in unrecognized tax benefits related to settlements	(437)	(590)	(555)
Decreases in unrecognized tax benefits due to the lapse of the applicable statute of limitations	(3,539)	(4,297)	(1,779)
Balance at December 31	$22,042	$22,798	$25,423
In 2015 and 2014, the net decreases to the liability for unrecognized tax benefits are primarily attributable to the expiration of the statute of limitations for certain tax years, the closing of tax audits in the current year, and the settlement of an audit in the prior year, partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and foreign matters.
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
Sotheby's recognizes interest expense and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Income Statements. During 2015, 2014, and 2013, Sotheby's recognized a net benefit of $38 thousand, a net expense of $0.2 million, and a net benefit of $0.2 million, respectively, for interest expense and penalties related to unrecognized tax benefits. As of December 31, 2015, 2014, and 2013, the liability for tax-related interest and penalties included on the Consolidated Balance Sheets was $1.8 million, $1.8 million, and $1.6 million, respectively. The net decrease in 2015 is primarily attributable to the closing of certain tax audits, partially offset by the accrual of tax reserves related to transfer pricing. The net increase in 2014 is due primarily to the accrual of additional interest, partially offset by the reversal of the interest accrued on unrecognized tax benefits that were recognized during the year.
Sotheby’s is subject to taxation in the U.S. and various state and foreign jurisdictions and, as a result, is subject to ongoing tax audits in various jurisdictions. Sotheby’s is currently under examination by various U.S. state and foreign taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby’s does business, which includes the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2007.
Management believes it is reasonably possible that a decrease of $5.1 million in the balance of unrecognized tax benefits can occur within 12 months of the December 31, 2015 balance sheet date primarily as a result of the expiration of statutes of limitation and the expected settlements of ongoing tax audits.

Note 10—Lease Commitments
Sotheby's conducts business on premises leased in various locations under long-term operating leases expiring at various dates through 2060. In 2015, 2014, and 2013, net rental expense under Sotheby's operating leases was $17.5 million, $18.2 million, and $17.8 million, respectively, which was recorded in General and Administrative Expenses in the Consolidated Income Statements. Future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2015 were as follows (in thousands of dollars):

2016	$17,288
2017	13,730
2018	6,718
2019	5,983
2020	5,539
Thereafter	34,705
Total future minimum lease payments	$83,963
The future minimum lease payments in the table above exclude future minimum sublease rental receipts of $1.9 million owed to Sotheby's under noncancellable subleases. In addition to the operating lease payments in the table above, under the terms of certain leases, Sotheby's is required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.
Note 11—Shareholders' Equity and Dividends
Common Stock—The principal U.S. market for Sotheby's Common Stock is the New York Stock Exchange (the "NYSE") (Symbol: BID). Each share of Sotheby's Common Stock has a par value of $0.01 per share and is entitled to one vote.
Preferred Stock—Sotheby's has the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were outstanding as of December 31, 2015, 2014, and 2013.
Quarterly Cash Dividends—The following table summarizes regular quarterly cash dividends declared and paid during the years ended December 31, 2015, 2014, and 2013 (in thousands of dollars, except per share amounts):

Year	Dividends Per Common Share	Total Dividends
2015	$0.40	$27,107
2014	$0.40	$27,636
2013	$0.20	$13,754
In December 2012, the Board of Directors declared and Sotheby's paid accelerated first and second quarter of 2013 cash dividends of $13.6 million ($0.20 per common share). These accelerated dividends were paid in lieu of quarterly dividends that would have otherwise been declared and paid in the first and second quarters of 2013.
On January 21, 2016, in light of management's recent capital allocation analysis, the Board of Directors decided to eliminate Sotheby's $0.10 per share quarterly cash dividend and allocate the capital instead to repurchase shares of Common Stock, as discussed in more detail below under "Common Stock Repurchase Program."
Special Dividend—In January 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. The special dividend was funded principally by the repatriation of $250 million of cash from Sotheby's foreign subsidiaries, with the remaining $50 million funded by then existing domestic cash balances (see Note 8). In conjunction with this special dividend, dividend equivalents of approximately $11 million were accrued on share-based payments to Sotheby's employees and charged against retained earnings. Through December 31, 2015, approximately $5.8 million of such dividends has been paid to employees, with $2 million being paid in March 2015 and $3.8 million being paid in March 2014.

Common Stock Repurchase Program—In January 2014, the Board of Directors authorized a 5-year, $150 million Common Stock repurchase program. In March 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated stock repurchase ("ASR") agreement.
On August 6, 2015, the Board of Directors approved an increase of $125 million to Sotheby's share repurchase authorization, which resulted in a total share repurchase authorization of $250 million as of that date. On August 13, 2015, Sotheby's entered into an ASR agreement (the "August 2015 ASR Agreement") pursuant to which it received an initial delivery of 2,667,378 shares of its Common Stock for an initial purchase price of $125 million. The initial shares received by Sotheby's on August 13, 2015 had a value of $100 million, or $37.49 per share. In November 2015, the counterparty to the August 2015 ASR Agreement elected to conclude the agreement, and Sotheby's received an additional 1,038,280 shares of its Common Stock. Accordingly, the August 2015 ASR Agreement resulted in the total repurchase of 3,705,658 shares of Sotheby's Common Stock for an average price of $33.73 per share.
On January 21, 2016, in light of management's recent capital allocation analysis, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. Through February 25, 2016, Sotheby's has repurchased 3,998,381 shares of its Common Stock for $90.9 million at an average price of $22.74 per share under this authorization through open market purchases. Management expects to continue to repurchase shares of Common Stock under this authorization through additional open market purchases and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph.
The timing of share repurchases and the actual amount purchased will depend on a variety of factors including the market price of Sotheby's Common Stock, general market and economic conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which could allow Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.
Note 12—Share-Based Payments
Share-Based Payments—Share-based payments to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted stock shares, and stock options. A description of each of these share-based payments is provided below.
For the years ended December 31, 2015, 2014, and 2013, compensation expense related to share-based payments was reflected in the following accounts in the Consolidated Income Statements (in thousands of dollars):

	2015	2014	2013
Salaries and related costs	$28,632	$23,470	$22,350
Voluntary separation incentive programs (see Note 19)	3,068	—	—
CEO separation and transition costs (see Note 20)	2,000	3,591	—
Total share-based payment expense (pre-tax)	$33,700	$27,061	$22,350
Total share-based payment expense (after-tax)	$22,992	$17,683	$15,299
In 2015, 2014, and 2013, Sotheby's realized $1.1 million, $3.6 million, and $3.5 million, respectively, of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the exercise or vesting of share-based payments exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense for these awards. Such excess tax benefits are recognized in the Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Consolidated Statements of Cash Flows.
As of December 31, 2015, unrecognized compensation expense related to the unvested portion of share-based payments was $26.3 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.4 years. Sotheby's does not capitalize any compensation expense related to share-based payments to employees.

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
RSU's issued under the Restricted Stock Unit Plan generally vest evenly over a three-year service period. Prior to vesting, holders of RSU's do not have voting rights, but are entitled to receive dividend equivalents if, when, and at the same rate as dividends are paid on Sotheby's Common Stock. Dividend equivalents paid to holders of unvested RSU's are not forfeitable. RSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
Performance Share Units (or "PSU's") are RSU's that are generally earned over three or four years, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain return on invested capital targets (for awards granted in February 2016). Prior to being earned, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's if, when, and at the same rate as dividends are paid on Sotheby's Common Stock, but are only paid for PSU's that vest and become shares of Common Stock. PSU's may not be sold, assigned, transferred, pledged, or otherwise encumbered until they vest.
As discussed in more detail below, in the first quarter of 2015, Sotheby's awarded Thomas S. Smith, Jr. 94,140 PSU's under the Restricted Stock Unit Plan upon the commencement of his employment as Sotheby's President and CEO. These PSU's have a single vesting opportunity after a five-year service period contingent upon the achievement of pre-determined levels of Sotheby's stock price appreciation. These PSU's do not have any voting or dividend equivalent rights. In addition, as discussed in more detail below under "CEO Share-Based Payment Awards," in the first quarter of 2015, Sotheby's also granted to Mr. Smith 158,638 restricted stock shares and 47,070 fully-vested RSU's outside of the Restricted Stock Unit Plan.
For the year ended December 31, 2015, in addition to the PSU's granted to Mr. Smith, Sotheby's issued share-based payment awards under the Restricted Stock Unit Plan with a total grant date fair value of $29.3 million, as follows:

•	384,664 PSU's with a grant date fair value of $16.9 million and a single vesting opportunity after a three-year service period, including:

◦	304,882 PSU's with a grant date fair value of $13.4 million, and

◦
79,782 PSU's with a grant date fair value of $3.5 million issued to William F. Ruprecht, Sotheby's former President and CEO. In accordance with the terms of his amended employment agreement, upon the termination of his employment on March 31, 2015, Mr. Ruprecht forfeited 60,109 PSU's from this award. Accordingly, Mr. Ruprecht ultimately retained 19,673 PSU's with a fair value of $0.9 million.

•	289,065 RSU's with annual vesting over a three-year service period and a grant date fair value of $12.4 million.

CEO Share-Based Payment Awards—In the first quarter of 2015, share-based payment awards with a grant date fair value of $16.5 million were granted to Thomas S. Smith, Jr. upon the commencement of his employment as Sotheby's President and CEO on March 31, 2015. These awards consist of the following:

•
An inducement award of 158,638 shares of restricted stock with a grant date fair value of $6.5 million, with periodic vesting opportunities between March 4, 2016 and September 1, 2017, which substantially correspond to the times when forfeited opportunities at Mr. Smith's previous employer would otherwise have become eligible to vest. These restricted stock shares were not issued pursuant to the Restricted Stock Unit Plan and have not been registered with the Securities and Exchange Commission. These shares have voting rights and a non-forfeitable right to dividends.

•
An inducement award of 47,070 fully-vested RSU's with a grant date fair value of $2 million awarded to Mr. Smith to compensate him for a portion of the annual bonus that he would have received from his previous employer. The Common Stock shares associated with this award will be distributed in three approximately equal installments on the third, fourth, and fifth anniversaries of the grant date. These RSU's were not issued pursuant to the Restricted Stock Unit Plan and have not been registered with the Securities and Exchange Commission. These RSU's will be credited with dividend equivalents in the form of additional RSU's if, when, and at the same rate as dividends are paid on Sotheby's Common Stock.

•
An award of 94,140 PSU's under the Restricted Stock Unit Plan with a grant date fair value of $8 million and with a single vesting opportunity after a five-year service period contingent upon the achievement of pre-determined levels of Sotheby's stock price appreciation. This award provides opportunities to vest in incremental PSU's up to 350% of the initial award, such that the maximum number of shares that may be payable with respect to this award is 329,490 shares. These PSU's do not have a right to earn dividend equivalents.

Subsequent Event: February 2016 Share-Based Payment Awards—On February 9, 2016, Sotheby's Compensation Committee approved share-based payment awards with a total grant date fair value of $22.5 million, as follows:

•
604,297 PSU's with a grant date fair value of $14.2 million and a single vesting opportunity after a three-year service period, consisting of 123,352 PSU's with a grant date fair value of $2.9 million to Sotheby's CEO, Thomas S. Smith, Jr., and 480,945 PSU's with a grant date fair value of $11.3 million to other officers of Sotheby's. These PSU awards provide opportunities to vest in incremental PSU's of up to 200% of the initial awards subject to the achievement of certain return on invested capital targets. The maximum number of shares of Common Stock that may be payable with respect to these awards is 1,208,594.

•	352,914 RSU's with annual vesting over a three-year service period and a grant date fair value of $8.3 million.
Summary of Outstanding Share-Based Payment Awards—For the year ended December 31, 2015, changes to the number of outstanding RSU's, PSU's, and Restricted Stock were as follows (shares in thousands):

	Restricted Stock Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,806	$40.32
Granted	973	$47.02
Vested	(549)	$39.31
Canceled	(211)	$41.63
Outstanding at December 31, 2015	2,019	$43.61
As of December 31, 2015, 3.2 million shares were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU's and PSU's that vested during 2015, 2014, and 2013 was $22.9 million, $28.1 million, and $26.9 million, respectively, based on the closing stock price on the dates the shares vested.

Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized but unissued shares of Common Stock. Stock options vest evenly over four years and generally expire 10 years after the date of grant. As of December 31, 2015, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan. As of December 31, 2015, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 4.1 years, and an aggregate intrinsic value of $0.2 million.
No stock options were exercised or granted during 2015. The aggregate intrinsic value of options exercised during 2014 and 2013 was $1.2 million and $3.5 million, respectively. Cash received from stock options that were exercised during 2014 and 2013 totaled $1 million and $4 million, respectively. In 2014 and 2013, the related excess tax benefit realized from the exercise of stock options was $0.3 million and $0.7 million, respectively.
Note 13—Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss during the period January 1, 2013 to December 31, 2015 (in thousands of dollars):

	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at January 1, 2013	$(16,084)	$(34,291)	$—	$(50,375)
Other comprehensive income (loss) before reclassifications	14,732	(858)	—	13,874
Net unrecognized loss	—	(4,065)	—	(4,065)
Amounts reclassified from accumulated other comprehensive loss	—	1,113	—	1,113
Net other comprehensive income (loss)	14,732	(3,810)	—	10,922
Balance at December 31, 2013	(1,352)	(38,101)	—	(39,453)
Other comprehensive (loss) income before reclassifications	(33,929)	2,468	—	(31,461)
Net unrecognized loss	—	(9,787)	—	(9,787)
Amounts reclassified from accumulated other comprehensive loss	2,058	1,877	—	3,935
Net other comprehensive loss	(31,871)	(5,442)	—	(37,313)
Balance at December 31, 2014	(33,223)	(43,543)	—	(76,766)
Other comprehensive (loss) income before reclassifications	(18,951)	1,097	(4,994)	(22,848)
Net unrecognized gain	—	29,363	—	29,363
Amounts reclassified from accumulated other comprehensive loss	(105)	3,464	688	4,047
Net other comprehensive (loss) income	(19,056)	33,924	(4,306)	10,562
Balance at December 31, 2015	$(52,279)	$(9,619)	$(4,306)	$(66,204)
In 2015, 2014, and 2013, included in Other Comprehensive Income (Loss) before reclassifications are $1.1 million, $2.5 million, and ($0.9) million, respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan.
In 2015, 2014, and 2013, $3.5 million, $1.9 million, and $1.1 million (each net of tax), respectively, were reclassified from Accumulated Other Comprehensive Loss and recognized on a pre-tax basis within Salaries and Related Costs in the Consolidated Income Statements as a result of the amortization of actuarial losses related to Sotheby's defined benefit pension plan in the U.K.
In 2015 and 2014, ($0.1) million and $2.1 million, respectively, were reclassified from Accumulated Other Comprehensive Loss to Other (Expense) Income in the Consolidated Income Statements as a result of the cumulative translation adjustment that was recognized upon the liquidation of foreign subsidiaries.

Note 14—Commitments and Contingencies
Compensation Arrangements—As of December 31, 2015, Sotheby's had employment arrangements with certain senior employees, which expire at various points between February 29, 2016 and March 31, 2020. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that are payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby's incentive compensation programs, was approximately $14.5 million as of December 31, 2015.
Legal Actions—Sotheby's becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matters described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. Management does not believe that the outcome of any of these pending claims or proceedings, individually and in the aggregate, will have a material adverse effect on Sotheby's consolidated results of operations, financial condition and/or cash flows.
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the "Resale Royalties Act"). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby's filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the U.S. Constitution and is preempted by the U.S. Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs appealed this ruling. On May 5, 2015, an en banc panel of the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming the lower court decision that the Resale Royalties Act was unconstitutional insofar as it sought to apply to sales outside of the state of California. The plaintiffs filed a motion for certiorari to the U.S. Supreme Court, which was denied on January 11, 2016. The plaintiffs filed a motion on February 1, 2016 seeking the dismissal of the remaining claims in the action, which relate to sales that occurred in California.
See Note 4 for information related to unfunded commitments to extend additional credit through Sotheby's Finance segment. See Note 5 for information on a contingent obligation related to Sotheby's interest in an equity method investment. See Note 7 for information related to debt commitments. See Note 9 for information related to income tax contingencies. See Note 10 for information related to lease commitments. See Note 16 for information related to Sotheby's auction guarantees.
Note 15—Pension Arrangements
Retirement Savings Plan—Sotheby's sponsors a qualified defined contribution plan for its U.S. employees (the "Retirement Savings Plan"). Participants in the Retirement Savings Plan may elect to contribute between 2% and 50% of their eligible compensation, on a pre-tax or after-tax Roth basis. Participant savings are matched by a contribution from Sotheby's of up to 3% of eligible compensation. Sotheby's may also contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant's eligible compensation depending on Company profitability. In 2015, 2014, and 2013, Sotheby's accrued discretionary contributions of $1.3 million, $1.3 million, and $1.2 million, respectively, related to the Retirement Savings Plan, which is equal to 2% of eligible compensation paid during those years. In 2015, 2014, and 2013, total pension expense related to matching and discretionary contributions to the Retirement Savings Plan, net of forfeitures, was $2.4 million, $2.4 million, and $2.3 million, respectively. Both participant and Company contributions to the Retirement Savings Plan are subject to limitations under Internal Revenue Service ("IRS") regulations.
Deferred Compensation Plan—Sotheby's sponsors the non-qualified Deferred Compensation Plan (the "DCP") which is available to certain U.S. officers for whom contributions to the Retirement Savings Plan are limited by IRS regulations. The DCP provides participants with a menu of investment crediting options which track a portfolio of various deemed investment funds. Sotheby's credits participant accounts on the same basis as matching and discretionary contributions to the Retirement Savings Plan, as discussed above. In 2015, 2014, and 2013, Sotheby's recorded discretionary accruals of $0.3 million, $0.4 million, and $0.4 million, respectively, related to the DCP, which is equal to 2% of eligible compensation paid during those years. In 2015, 2014, and 2013, total pension expense related to Sotheby's matching and discretionary DCP accruals was $0.8 million, $0.9 million, and $0.9 million, respectively.

Employee deferrals and Sotheby's accruals to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of Sotheby's and certain other situations. DCP liabilities are financed through the trust almost entirely by using company-owned variable life insurance ("COLI"), and, to a much lesser extent, investments in money market mutual funds. As of December 31, 2015 and 2014, the DCP liability was $39 million and $49.6 million, respectively, and the assets held in the rabbi trust consisted of the following (in thousands of dollars):

December 31,	2015	2014
Company-owned variable life insurance	$37,155	$45,895
Money market mutual fund investments	688	4,595
Total	$37,843	$50,490
The decrease in the DCP assets and liabilities when compared to 2014 is due in large part to distributions made to employees who separated from service.
The COLI and money market mutual fund investments are aggregated and recorded on the Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability. The COLI is reflected at its cash surrender value. The money market mutual fund investments are classified as trading securities and reflected at their fair value.
Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized in earnings within Salaries and Related Costs in the period in which they occur. Gains in deemed participant investments increase the DCP liability, as well as Salaries and Related Costs. Losses in deemed participant investments decrease the DCP liability, as well as Salaries and Related Costs. In 2015, 2014, and 2013, net (losses) gains in deemed participant investments totaled ($0.5) million, $1.9 million, and $5.1 million, respectively.
Gains and losses resulting from changes in the cash surrender value of the COLI and the fair value of the money market mutual fund investments, as well as related COLI expenses, are recognized in earnings below Operating Income within Other (Expense) Income in the period in which they occur. In 2015, 2014, and 2013, net (losses) gains related to the COLI and the money market mutual fund investments were ($2.7) million, $0.3 million, and $3.7 million, respectively. In 2015, Other (Expense) Income also includes a $1.6 million death benefit recognized in the fourth quarter of 2015 under the COLI policy.
U.K. Defined Contribution Plan—Beginning on April 1, 2004, a defined contribution plan was made available to employees in the U.K. (the "U.K. Defined Contribution Plan"). Beginning in 2015, Sotheby's may also contribute an annual discretionary amount to the U.K. Defined Contribution Plan, which varies as a percentage of each participant's eligible compensation depending on Company profitability. In 2015, Sotheby's accrued discretionary contributions of $0.7 million related to the U.K. Defined Contribution Plan, which is equal to 2% of eligible compensation paid during the year. In 2015, 2014, and 2013, pension expense related to the U.K. Defined Contribution Plan was $3.1 million, $2.2 million, and $1.3 million, respectively.

U.K. Defined Benefit Plan—Sotheby's sponsors a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"). Effective April 1, 2004, participation in the U.K. Pension Plan was closed to new employees. Management is currently in consultation with active participants regarding an amendment to the U.K. Pension Plan, which would close the plan to accrual of future service costs for these employees. This consultation process is being conducted in accordance with local statutory requirements, and the resulting amendment is expected to be enacted in the first quarter of 2016. The tables below present detailed information related to the U.K. Pension Plan, including the recognition of a $17.9 million curtailment gain resulting from this expected plan amendment.
Benefit Obligation, Plan Assets, and Funded Status
The table below details the changes in the projected benefit obligation, plan assets, and funded status of the U.K. Pension Plan, as well as the net pension asset recognized on the Consolidated Balance Sheets, as of December 31, 2015 and 2014 (in thousands of dollars):

December 31,	2015	2014
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$381,935	$360,185
Service cost	4,497	4,499
Interest cost	12,923	15,633
Contributions by plan participants	877	1,164
Actuarial (gain) loss	(27,885)	33,568
Curtailment gain	(17,895)	—
Benefits paid	(10,745)	(11,128)
Foreign currency exchange rate changes	(17,464)	(21,986)
Projected benefit obligation at end of year	326,243	381,935
Reconciliation of plan assets
Fair value of plan assets at beginning of year	410,928	397,469
Actual return on plan assets	9,996	44,343
Employer contributions	2,163	2,740
Contributions by plan participants	877	1,164
Benefits paid	(10,745)	(11,128)
Foreign currency exchange rate changes	(20,117)	(23,660)
Fair value of plan assets at end of year	393,102	410,928
Funded Status
Net pension asset	$66,859	$28,993
As of December 31, 2015 and 2014, the accumulated benefit obligation for the U.K. Pension Plan was $325.8 million and $367.2 million, respectively.
Components of Net Pension Cost (Benefit)
For the years ended December 31, 2015, 2014, and 2013, the components of the net pension cost (benefit) related to the U.K. Pension Plan were (in thousands of dollars):

	2015	2014	2013
Service cost	$4,497	$4,499	$3,682
Interest cost	12,923	15,633	13,359
Expected return on plan assets	(20,174)	(23,166)	(19,659)
Amortization of actuarial loss	3,967	2,346	1,458
Amortization of prior service cost	364	—	—
Net pension cost (benefit)	$1,577	$(688)	$(1,160)

Net Gain (Loss) Recognized in Other Comprehensive Income (Loss)
The net gain (loss) related to the U.K. Pension Plan, which is recognized net of tax in Other Comprehensive Income (Loss), is generally the result of: (i) actual results being different from previous actuarial assumptions (for example, the expected return on plan assets), (ii) changes in actuarial assumptions between balance sheet dates (for example, the discount rate), and/or (iii) curtailment gains. In 2015 and 2014, the net gain (loss) related to the U.K. Pension Plan was $29.4 million and ($9.8) million, respectively.
Net Loss Included in Accumulated Other Comprehensive Loss
Net gains and (losses) related to the U.K. Pension Plan recognized in Other Comprehensive Income (Loss) are recorded net of tax in the Shareholders' Equity section of the Consolidated Balance Sheets within Accumulated Other Comprehensive Loss. If the amount recorded in Accumulated Other Comprehensive Loss exceeds 10% of the greater of (i) the market-related value of plan assets or (ii) the benefit obligation, that excess amount is amortized as a component of future net pension cost or benefit over the average expected remaining service period of active plan participants, which is approximately 12.4 years. The market-related value of plan assets adjusts the market value of plan assets by recognizing changes in fair value over a period of five years. As of December 31, 2015 and 2014, the net loss related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss was ($10) million and ($44) million, respectively.
Assumptions
In 2015, 2014, and 2013, the following assumptions were used in determining the benefit obligation and net pension cost (benefit) related to the U.K. Pension Plan:

Benefit Obligation	2015	2014
Weighted average discount rate	3.7%	3.5%
Weighted average rate of compensation increase	—%	4.1%

Net Pension Cost (Benefit)	2015	2014	2013
Weighted average discount rate	3.5%	4.4%	4.4%
Weighted average rate of compensation increase	4.1%	4.6%	4.0%
Weighted average expected long-term rate of return on plan assets	5.4%	6.1%	6.2%
The discount rate represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a yield curve for a selection of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates.
The assumption for future annual compensation increases is determined after considering historical salary data for Sotheby's U.K. employees and management's expectations for future salary growth, as well as current economic data for inflation. The measurement of the benefit obligation as of December 31, 2015 does not include an assumption for future annual compensation increases due to the expected closure of the U.K. Pension Plan to the accrual of future service costs, as discussed above.
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
Plan Assets
The investment policy for the U.K. Pension Plan is established by its Trustees in consultation with Sotheby's management. The Trustees' investment objective is to maximize the return on assets while controlling the level of risk so as to ensure that sufficient assets are available to pay participants' benefits as and when they arise. In order to avoid an undue concentration of risk, a diverse spread of assets is held within the portfolio. The diversification is both within and across asset categories. Professional investment managers are provided target allocation percentages for different categories within each asset class; actual allocation percentages are permitted to fall within a reasonable range of these targets. In setting specific asset allocation targets, the Trustees take advice as required from professional investment advisors and require that the majority of the assets be realizable at short notice.

In 2014, the Trustees altered the asset allocation so that approximately 60% was allocated to growth assets and approximately 40% was allocated to debt securities and cash. In conjunction with the expected closure of the U.K. Pension Plan to the accrual of future service costs, as discussed above, and a resulting improvement in funded status, it is likely that a further change in asset allocation will be implemented in mid-2016. This change in asset allocation is intended to reduce investment risk and is expected to result in an approximate allocation of 50% to growth assets and 50% to debt securities and cash. A small holding in real estate will be retained and is not subject to this allocation methodology.
The investment managers for the U.K. Pension Plan have full discretion in making investment decisions, subject to broad guidelines established by the Trustees. It is the Trustees' policy not to invest in shares of Sotheby's or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.
The table below presents the fair value of U.K. Pension Plan assets, by investment category, as of December 31, 2015 and 2014 (in thousands of dollars):

December 31,	2015	% of Total	2014	% of Total
Growth assets	$240,214	61.1%	$247,393	60.2%
Debt securities:
Corporate	36,772	9.4%	37,929	9.2%
Index-linked	112,049	28.5%	120,507	29.3%
Total debt securities	148,821	37.9%	158,436	38.6%
Real estate mutual funds	3,148	0.8%	2,976	0.7%
Cash and cash equivalents	919	0.2%	2,123	0.5%
Total fair value of plan assets	$393,102		$410,928
The assets of the U.K. Pension Plan, which are measured at fair value, are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

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

The table below provides fair value measurement information for the U.K. Pension Plan assets as of December 31, 2015 (in thousands of dollars):

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Growth assets	$240,214	$165,891	$74,323	$—
Debt securities:
Corporate	36,772	12,023	24,749	—
Index-linked	112,049	112,049	—	—
Total debt securities	148,821	124,072	24,749	—
Real estate mutual funds	3,148	—	3,148	—
Cash and cash equivalents	919	919	—	—
Total fair value of plan assets	$393,102	$290,882	$102,220	$—

As of December 31, 2015, the following U.K. Pension Plan assets are classified as Level 1 fair value measurements:
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
As of December 31, 2015, the following U.K. Pension Plan assets are classified as Level 2 fair value measurements:
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
Estimated Future Benefit Payments
Estimated future benefit payments related to the U.K. Pension Plan, which reflect expected future service, as appropriate, are as follows (in thousands of dollars):

Year	Benefit Payments
2016	$11,006
2017	$9,557
2018	$10,610
2019	$10,748
2020	$12,759
2021 to 2025	$69,460
Contributions
In 2015, Sotheby's contributed $2.2 million to the U.K. Pension Plan. Sotheby's currently expects to contribute approximately $1.9 million to the U.K. Pension Plan in 2016.
Note 16—Auction Guarantees
From time-to-time in the ordinary course of its business, Sotheby's will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). Sotheby's is generally entitled to a share of the excess proceeds (the "overage") if the property under the auction guarantee sells above the guaranteed price. In the event that the property sells for less than the guaranteed price, Sotheby's must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. The amount of any such shortfall recorded in Sotheby's financial statements is reduced by any auction commissions earned on property sold under the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby's takes ownership of the unsold property and may recover the amount paid through its future sale. Depending on the mix of items subject to a guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
In situations when guaranteed property does not sell, the property is recorded as Inventory on the Consolidated Balance Sheets at the lower of cost (i.e., the amount paid under the auction guarantee) or management's estimate of the property's net realizable value (i.e., the expected sale price upon its eventual disposition). The proceeds ultimately realized by Sotheby's on the sale of previously guaranteed property may equal, exceed, or be less than the estimated net realizable value recorded as Inventory on the Consolidated Balance Sheets.
Sotheby's may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is the winning bid, the counterparty purchases the property at the predetermined price plus the applicable buyer's premium, which is the same amount that any other successful bidder would pay at that price. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage. In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty in a partner sharing arrangement is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.
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
Sotheby's credit agreement has a covenant that imposes a limitation on net outstanding auction guarantees (i.e., the aggregate financial exposure under outstanding auction guarantees less the impact of related risk and reward sharing arrangements). On September 16, 2015, the Credit Agreement was amended to temporarily increase this limit to $800 million until February 29, 2016, after which it reverts to $600 million for the duration of the Credit Agreement (see Note 7). In addition to compliance with this covenant, Sotheby's use of auction guarantees and related risk and reward sharing arrangements is also subject to management and, in some cases, Board of Directors, approval.
As of December 31, 2015, Sotheby's had outstanding auction guarantees totaling $62.1 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $28.7 million. Each of these auction guarantees has a minimum guaranteed price that is within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in 2016. Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of December 31, 2015, there were no auction guarantee advances outstanding. As of December 31, 2015 and 2014, the carrying value of the liability representing the estimated fair value of Sotheby's obligation to perform under its auction guarantees totaled $1 million and $5.3 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets.
On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman (the "Estate") under which Sotheby's is selling works of art from the collection of A. Alfred Taubman (the "Taubman Collection"). Robert S. Taubman, a director of Sotheby's, is a trustee and beneficiary of the Estate. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, which takes into account items withdrawn by the Estate prior to sale. As of December 31, 2015, outstanding auction guarantees included $33.3 million related to this arrangement. The remaining outstanding auction guarantee attributable to the Taubman Collection as of February 24, 2016 is $3.4 million, relating to property scheduled to be offered at auction in 2016. See Note 17 for additional information related to this related party auction guarantee.
As of February 24, 2016, Sotheby's had outstanding auction guarantees totaling $59.7 million. Each of the auction guarantees outstanding as of February 24, 2016 had a minimum guaranteed price that was within the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the second and third quarters of 2016.

Note 17—Related Party Transactions
From time-to-time, in the ordinary course of business, related parties, such as members of the Board of Directors and employees, transact with Sotheby's to buy and sell property at auction and through private sales. For the years ended December 31, 2015, 2014, and 2013, Sotheby's recognized Agency Commissions and Fees of $2.7 million, $3.1 million, and $4.8 million, respectively, for property consigned or purchased by related parties.
On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman under which Sotheby's is selling works of art from the collection of A. Alfred Taubman. Robert S. Taubman, a director of Sotheby's, is a trustee and beneficiary of the Estate. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, which takes into account items withdrawn by the Estate prior to sale. Through February 24, 2016, total aggregate proceeds (i.e., the hammer price plus buyer's premium) from sales of Taubman Collection property were $470 million. The results of these sales, combined with the estimated value of items which were taken into inventory after failing to sell at auction ($33 million) and the estimated aggregate proceeds of the remaining property to be offered at future auctions ($3 million), result in a projected loss on the auction guarantee of approximately $3 million, which was recognized in the fourth quarter of 2015. Also, because the sale results will fall short of the guaranteed amount, Sotheby's will not recognize any net auction commission revenue from this consignment. As of December 31, 2015, Sotheby's owed $285.4 million to the Estate for property offered for sale through the end of the year. As of February 24, 2016, $221.7 million of this amount was paid to the Estate. The remaining outstanding auction guarantee attributable to the Taubman Collection as of February 24, 2016 is $3.4 million, relating to property scheduled to be offered at auction in 2016.
Note 18—Derivative Financial Instruments
Derivative Financial Instruments Designated as Cash Flow Hedges—On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance the York Property Mortgage. The new York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over the seven-year term of the mortgage. In connection with the new York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Collar"), effective as of July 1, 2017. Both of these instruments have a notional amount equal to the applicable principal balance of the new York Property Mortgage and have an identical amortization schedule to that of the mortgage. See Note 7 for information related to the York Property Mortgage.
As of December 31, 2015, the notional value of the Swap was equal to the $322.1 million principal balance of the new York Property Mortgage on that date, and the notional value of the Collar was $310.3 million, which is equal to the forecasted principal mortgage balance as of the Collar's effective date. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the new York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the new York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
At their inception, the Swap and the Collar were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the new York Property Mortgage. Accordingly, to the extent that the Swap and the Collar are effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets and then reclassified to Interest Expense in the Consolidated Income Statements as interest expense related to the mortgage is recorded. Any hedge ineffectiveness is immediately recognized in Interest Expense. There was no hedge ineffectiveness related to the Swap or the Collar during the year ended December 31, 2015. Sotheby's performs a quarterly assessment to determine whether the Swap and the Collar continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the new York Property Mortgage.
As of December 31, 2015, the fair value of the Swap recorded in Other Current Liabilities on the Consolidated Balance Sheets was $0.4 million. For the year ended December 31, 2015, the loss in fair value associated with the Swap recognized in Other Comprehensive Loss was $0.8 million (net of tax) and the amount reclassified to Interest Expense during the period was $0.7 million (net of tax).
As of December 31, 2015, the fair value of the Collar recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets was $6.8 million. For the year ended December 31, 2015, the loss in fair value associated with the Collar recognized in Other Comprehensive Loss was $4.2 million (net of tax).

The Swap and the Collar liabilities have been designated as Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies. The fair value of the Swap is based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the frequency of the interest cash flows of the new York Property Mortgage. The fair value of the Collar is based on an option pricing model using observable LIBOR-curve rates for each forecasted monthly settlement, with the projected cash flows discounted using the contractual terms of the instrument, which are consistent with the frequency of the interest cash flows of the new York Property Mortgage.
Derivative Financial Instruments Not Designated as Hedging Instruments—Sotheby's utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby's may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All instruments used to offset cash flow exposures related to foreign currency exchange rate movements are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these instruments are recognized in the Income Statements in Other (Expense) Income.
As of December 31, 2015, the notional value of outstanding forward exchange contracts was $64.4 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby's, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby's is exposed to credit-related risks in the event of nonperformance by the two counterparties to its outstanding forward exchange contracts. Sotheby's does not expect either of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings. As of December 31, 2015, the fair values of these contracts were not material to Sotheby's consolidated financial statements.
Note 19—Voluntary Separation Incentive Programs
On November 13, 2015, Sotheby's announced a series of regional voluntary separation incentive programs (the "Programs") aimed at reducing headcount and associated compensation costs. The Programs were offered to Sotheby's employees in jurisdictions where it was practical to do so. Employees who elected to participate in the Programs were accepted only upon approval by Sotheby's management.
In the fourth quarter of 2015, Sotheby's recognized a charge of $36.9 million as a result of the Programs, consisting of $33.8 million in cash severance benefits and $3.1 million in accelerated equity compensation expense related to awards that will continue to vest after termination of employment, subject to Sotheby's achievement of the underlying profitability targets, when applicable. The liability related to the $33.8 million in cash severance benefits is recorded on the December 31, 2015 Consolidated Balance Sheet within Accounts Payable and Accrued Liabilities and includes $4.7 million related to 2015 incentive compensation that would have been paid to participants had they not participated in the Programs. This liability is expected to be settled through cash payments made principally in the first half of 2016.
Employee transitions under the Programs commenced on December 31, 2015 and will occur throughout 2016. Management currently expects that the Programs will result in a net reduction of approximately 5% of its global headcount of approximately 1,600 employees prior to the implementation of the Programs.
Note 20—CEO Separation and Transition Costs
CEO Separation and Transition Costs consist of compensation-related charges of $7.6 million recognized in the fourth quarter of 2014, related to the resignation of William F. Ruprecht as Sotheby's President and Chief Executive Officer, and charges of $4.2 million recognized in the first quarter of 2015, associated with the subsequent hiring of Thomas S. Smith, Jr. as his replacement.
The charges recognized in the fourth quarter of 2014 consist of the accrual of a $4 million cash severance benefit and $3.6 million in accelerated equity compensation expense triggered by the terms of Mr. Ruprecht's employment agreement.
The charges recognized in the first quarter of 2015 principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully-vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that was paid in September 2015. There was no required service period associated with this compensation. The CEO Separation and Transition Costs recognized in the first quarter of 2015 also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.

Note 21—Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States and the U.K. The 2014 Restructuring Plan resulted in net Restructuring Charges of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and approximately $0.3 million in lease exit costs. In 2015, Sotheby's recognized a benefit of $1 million in Restructuring Charges (net) as a result of adjustments to the initial accrual for employee termination benefits. The headcount reductions resulting from the 2014 Restructuring Plan were completed in the third quarter of 2015 and the associated liability has been fully settled.
Note 22—Special Charges (Net)
In 2014 and 2013, Sotheby's recognized Special Charges (net) of $20 million and $1.4 million, respectively, related to third party advisory, legal, and other professional service fees directly associated with issues related to shareholder activism, the resulting proxy contest with Third Point LLC ("Third Point"), and the litigation concerning Sotheby's former shareholder rights plan and the change in control provision in its credit agreement. The amount recognized in 2014 is net of a $4.6 million insurance recovery pertaining to certain professional services fees incurred in defense of the litigation concerning the former shareholder rights plan and the change in control provision in Sotheby's credit agreement.
Included in Special Charges (net) in 2014 is a $10 million charge related to the reimbursement by Sotheby's of Third Point's documented, out-of-pocket expenses incurred in connection with the proxy contest and the litigation concerning Sotheby's former shareholder rights plan. This reimbursement is part of a support agreement Sotheby's entered into with Third Point, Daniel S. Loeb, Olivier Reza, Harry J. Wilson and other entities affiliated with Third Point (together with Third Point, the "Third Point Entities") on May 4, 2014 pursuant to which Sotheby's and Third Point settled the previously pending proxy contest for the election of directors (the "Support Agreement"). Pursuant to the Support Agreement, on May 4, 2014, Mr. Loeb, Mr. Reza, and Mr. Wilson (the "Third Point Nominees") were appointed to Sotheby's Board of Directors. The Support Agreement also contains various other terms and provisions, including with respect to standstill and voting commitments entered into by Third Point, Third Point's withdrawal of the litigation concerning Sotheby's former shareholder rights plan, and the accelerated expiration of Sotheby's former shareholder rights plan.
Note 23—Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which eliminates the deferral of the requirements of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, for certain interests in investment funds and provides a scope exception from Accounting Standards Codification Topic 810 for certain investments in money market funds. ASU 2015-02 also makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby's financial statements.
In March 2015 and August 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, respectively, which change the presentation of debt issuance costs on the balance sheet. These standards require unamortized debt issuance costs to be included as a direct deduction from the related debt liability on the balance sheet, but permit companies to continue to record unamortized debt issuance costs related to revolving credit arrangements as assets. Under the current guidance, all unamortized debt issuance costs are reported as assets in the balance sheet. Sotheby's will adopt and apply these standards retrospectively on their January 1, 2016 effective date.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet, instead of separating into current and non-current amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. Sotheby's early adopted ASU 2015-17 as of December 31, 2015 on a prospective basis. Accordingly, prior period information has not been adjusted to reflect the new presentation of deferred tax assets and liabilities.
Note 24 —Subsequent Event
On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors, for initial cash consideration of $50 million. Sotheby's has agreed to make earn-out payments not to exceed $35 million in the aggregate over the course of the next four to five years that are contingent on the achievement of a minimum level of financial performance. Through this acquisition, Sotheby's aims to grow its auction and private sale revenues by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's will add a new revenue stream by assimilating AAP's existing art advisory services, providing a new avenue for growth.

Note 25—Quarterly Results (Unaudited)
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 78% and 79% of total annual Net Auction Sales in 2015 and 2014, respectively, with auction commission revenues comprising approximately 75% and 81%, respectively, of Sotheby's total revenues in these years. Accordingly, Sotheby's financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby's expenses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2015
Net Auction Sales	$755,817	$1,856,643	$370,928	$2,033,350
Income Statement Data:
Revenues:
Agency commissions and fees	$127,882	$310,377	$69,222	$284,439
Inventory sales	12,983	7,005	53,226	35,485
Finance	12,687	11,970	12,933	12,899
License fees	1,974	2,468	2,539	2,839
Other	149	186	72	159
Total revenues	$155,675	$332,006	$137,992	$335,821
Operating income (loss)	$18,404	$116,458	$(21,707)	$88,566
Net income (loss) attributable to Sotheby's	$5,202	$67,572	$(17,894)	$(11,153)
Per Share Amounts:
Basic earnings (loss) per share - Sotheby's common shareholders	$0.07	$0.97	$(0.26)	$(0.17)
Diluted earnings (loss) per share - Sotheby's common shareholders	$0.07	$0.96	$(0.26)	$(0.17)
Shares Outstanding:
Basic	69,090	69,332	67,946	66,118
Diluted	69,705	69,884	67,946	66,118
Year Ended December 31, 2014
Net Auction Sales	$734,370	$1,971,338	$322,973	$2,122,738
Income Statement Data:
Revenues:
Agency commissions and fees	$123,128	$316,187	$76,229	$309,582
Inventory sales	26,001	8,733	6,273	28,951
Finance	5,682	8,140	8,917	10,274
License fees	1,697	2,462	2,376	1,949
Other	303	295	406	468
Total revenues	$156,811	$335,817	$94,201	$351,224
Operating income (loss)	$4,091	$130,431	$(37,469)	$128,991
Net (loss) income attributable to Sotheby's	$(6,114)	$77,632	$(27,726)	$74,003
Per Share Amounts:
Basic (loss) earnings per share - Sotheby's common shareholders	$(0.09)	$1.12	$(0.40)	$1.07
Diluted (loss) earnings per share - Sotheby's common shareholders	$(0.09)	$1.11	$(0.40)	$1.06
Shares Outstanding:
Basic	69,143	68,938	68,990	68,992
Diluted	69,143	69,491	68,990	69,707
__________________________________________________________________
1 Net Auction Sales represents the hammer or sale price of property sold at auction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2015, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2015.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 and concluded that it is effective.
The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 and has expressed an unqualified opinion in their report which is included herein.
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
New York, New York
We have audited the internal control over financial reporting of Sotheby’s and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting standard in 2015 on those consolidated financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

New York, New York
February 26, 2016

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this Item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.
Executive Officers of the Registrant
Our Executive Officers as of February 26, 2016 were:

7
Name	Age	Current Position and Officer
Kevin M. Delaney	43	Senior Vice President, Controller and Chief Accounting Officer
David Goodman	55	Executive Vice President, Digital Development and Marketing
Jane A. Levine	56	Senior Vice President, Worldwide Director of Compliance
Lisa Nadler	52	Senior Vice President and Chief Human Resources Officer
Jonathan A. Olsoff	56	Senior Vice President and General Counsel
Thomas S. Smith, Jr	50	President and Chief Executive Officer and a Director
Dennis M. Weibling	64	Interim Chief Financial Officer and a Director
There is no family relationship between the directors or executive officers. The term of office of each of the foregoing officers of Sotheby's will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.
Kevin M. Delaney has served as Senior Vice President (and previously Vice President) and Chief Accounting Officer of the Company since March 2007. He joined Sotheby’s as Assistant Vice President (and later Vice President) and Assistant Corporate Controller in June 2000. From July 1998 to June 2000, Mr. Delaney served in several accounting management positions with Sony Music. From July 1994 to June 1998, Mr. Delaney was a staff accountant (and then senior accountant) with Deloitte & Touche. Mr. Delaney is a Certified Public Accountant.
David Goodman joined the Company in June 2015 as Executive Vice President of Digital Development and Marketing. From September 2014 until May 2015, he served as President, Productions and Live Entertainment, of The Madison Square Garden Company. Mr. Goodman had previously spent 12 years at CBS, leading various divisions of the company, including as president of CBS Live Experiences.
Jane A. Levine joined the Company in September 2006 as Senior Vice President, Worldwide Director of Compliance. From August 1996 to August 2006, she served as an Assistant United States Attorney with the Southern District of New York, where she worked with the FBI’s Art Crime team.
Lisa Nadler joined the Company in September 2015 as Chief Human Resources Officer. From March 2014 to August 2015, she served as Senior Vice President, Human Resources, of The Madison Square Garden Company and from December 2011 to February 2014, she served as Senior Vice President, Human Resources Operations, of Cablevision. From March 2010 to December 2011, Ms. Nadler was the Senior Vice President, Compensation and Benefits, of XL Capital. Before joining XL Capital, Ms. Nadler was Senior Vice President and Treasurer for IMG Worldwide, Senior Vice President, Treasurer and Director of Investor Relations at Gartner, Inc., Vice President, Corporate Compensation and Benefits at Citibank, and an actuary at Woodrow Milliman.
Jonathan A. Olsoff has been with the Company since 1997. He is currently Senior Vice President, Worldwide General Counsel of the Company. Mr. Olsoff also held the title of Corporate Secretary from May 2015 until September 2015. Prior to that, he held various positions, including Senior Vice President, General Counsel, Americas, Worldwide Head of Litigation and Assistant Secretary. Prior to joining the Company, Mr. Olsoff was employed with the law firm Berger & Steingut, where he served as one of Sotheby’s lead outside litigators, from 1994 to 1997.

Thomas S. (“Tad”) Smith, Jr. has served as President and Chief Executive Officer of the Company and a Director since March 2015. From February 2014 to March 2015, he served as President and Chief Executive Officer of The Madison Square Garden Company, a diversified media, entertainment and sports company. From 2009 to February 2014, Mr. Smith was President, Local Media, of Cablevision, responsible for Cablevision Media Sales. From 2000 to 2009, he worked for Reed Elsevier Group PLC, a worldwide media company, where he last served as chief executive officer of the company’s U.S. business-to-business division, Reed Business Information (RBI). He currently serves as an Adjunct Professor at NYU Stern School of Business.
Dennis M. Weibling has served as Interim Chief Financial Officer since January 2016. He has also served as a Director since May 2006. Since 2004, he has served as the Managing Director of Rally Capital, LLC, a private equity fund. From 2006 to 2014, Mr. Weibling served as a board member and Chairman of Telesphere Networks Ltd. From October 1993 to December 2001, he served as President of Eagle River, Inc. and then as Vice Chairman of Eagle River Investments until November 2003, both being ventures of Craig McCaw. He is also a trustee of the trusts created by the estate of Keith W. McCaw. Beginning in 1995, Mr. Weibling served as a director of Nextel Partners, Inc. and Nextel Communications, Inc. until their respective mergers with Sprint Corporation in 2005 and 2006. Until 2003, he served on the board of XO Communications. Mr. Weibling currently serves as a member of the Seattle Pacific University Foundation.
ITEM 11: EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions "Compensation of Executive Officers" and "Compensation of Directors." Notwithstanding anything to the contrary herein, the Report of the Audit Committee and the Report of the Compensation Committee in the Proxy Statement are not incorporated by reference herein.
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the tables and related text and footnotes appearing in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans."

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions "Corporate Governance" and "Certain Relationships and Related Party Transactions."

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Proposal 2—Ratification of the Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

15(a)(1)	—
The following consolidated financial statements and the related notes thereto of Sotheby's and subsidiaries are contained in Item 8, "Financial Statements and Supplementary Data": Consolidated Income Statements—Years ended December 31, 2015, 2014, and 2013; Consolidated Statements of Comprehensive Income—Years ended December 31, 2015, 2014, and 2013; Consolidated Balance Sheets—December 31, 2015 and 2014; Consolidated Statements of Cash Flows—Years ended December 31, 2015, 2014, and 2013; Consolidated Statements of Changes in Shareholders' Equity—Years ended December 31, 2015, 2014, and 2013.

15(a)(2)	—
The following is the consolidated financial statement schedule of Sotheby's and subsidiaries required by Item 15(d): Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013.

15(a)(3)

2.1	—
Agreement and Plan of Merger between Sotheby's Holdings, Inc., a Michigan corporation and Sotheby's Delaware, Inc., a Delaware corporation, dated March 31, 2006, incorporated by reference to Exhibit 2.1 to the Company's First Quarter Form 10-Q for 2006.

3.1	—	Certificate of Incorporation of Sotheby's, as amended as of June 30, 2006, incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on July 7, 2006.

3.2	—	Amended and Restated By-Laws of Sotheby's, amended through November 4, 2010, incorporated by reference to Exhibit 3.2 to the Company's Third Quarter Form 10-Q for 2010.

3.3	—	Form of Indemnity Agreement, as amended and restated as of August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2009.

4.1	—	See Exhibits 3.1, 3.2, and 3.3.

4.2	—
Specimen Common Stock Certificate of Sotheby's, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on November 21, 2006.

4.3	—
Indenture, dated as of September 27, 2012, for the 5.25% Senior Notes due 2022 among Sotheby's, as Issuer, and Initial Subsidiary Guarantors Party thereto and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on September 27, 2012.

10.1*	—
Sotheby's Deferred Compensation Plan, dated December 21, 2006 and effective January 1, 2007, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.2*	—
Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

10.3*	—
Seventh Amendment to the Sotheby's Holdings, Inc. 1997 Stock Option Plan dated November 7, 2005, effective September 8, 2005, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

10.4*	—	Eighth Amendment to the Sotheby's 1997 Stock Option Plan, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated May 12, 2006.

10.5	—
Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

10.6	—
Fifteenth Amendment to the Agreement of Partnership dated March 23, 2015, between Sotheby's Nevada Inc. and Acquavella Contemporary Art, incorporated by reference to the Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2015.

10.7*
Sotheby's 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the "Directors Plan"), incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on May 11, 2007.

10.8*	—
First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K").

10.9*	—
Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on May 11, 2010.

10.10	—
Amended and Restated Auction Credit Agreement, dated as of August 22, 2014, among Sotheby's, a Delaware corporation, Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on August 25, 2014.

10.11	—
Amended and Restated SFS Credit Agreement, dated as of August 22, 2014, among Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 25, 2014.

10.12	—
Amendment No. 1 to the Amended and Restated Auction Credit Agreement and Amended and Restated SFS Credit Agreement, dated June 15, 2015, by and among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the Lenders signatory hereto, incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2015.

10.13	—
Amendment No. 1 to Amended and Restated Credit Agreement (the Auction Revolving Credit Facility), dated June 15, 2015, among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent, and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC, and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.3 to the Company's Second Quarter Form 10-Q for 2015.

10.14	—
Amendment No. 1 to Amended and Restated Credit Agreement (the SFS Revolving Credit Facility), dated June 15, 2015, among Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent, and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC, and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.4 to the Company's Second Quarter Form 10-Q for 2015.

10.15	—
Amendment No.1 to the Amended and Restated Auction Guaranty Side Letter to the Amended and Restated Credit Agreement, dated September 16, 2015, by and among Sotheby’s, a Delaware corporation (“Parent”), Sotheby’s, Inc., a New York corporation (“Sotheby’s, Inc.”), Sotheby’s Financial Services, Inc., a Nevada corporation (“SFS Inc.”), Sotheby’s Financial Services California, Inc., a Nevada corporation (“SFS California”), Oberon, Inc., a Delaware corporation (“Oberon”), Sotheby’s Ventures, LLC, a New York limited liability company (“Ventures”), Sotheby’s Financial Services Limited, a company registered in England (“SFS Ltd.”), Oatshare Limited, a company registered in England (“Oatshare”), Sotheby’s, a company registered in England (“Sotheby’s U.K.”), and Sotheby’s Hong Kong Limited, a company incorporated in Hong Kong (“Sotheby’s H.K.” and, collectively with Sotheby’s Inc., SFS Inc., SFS California, Oberon, Ventures, Sotheby’s U.K. and SFS Ltd., the “SFS Borrowers”; the SFS Borrowers, collectively with the Parent and Oatshare, the “Auction Borrowers” and the Auction Borrowers together with the SFS Borrowers, the “Borrowers”), the other Credit Parties signatory hereto, General Electric Capital Corporation, as Administrative Agent under the SFS Credit Agreement and as Administrative Agent under the Auction Credit Agreement (collectively referred to herein as the “Administrative Agents”), and the Lenders signatory hereto, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2015.

10.16	—
Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby's, purchaser for 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2009.

10.17	—
Consent and Assumption Agreement with Release, dated as of February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby's as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Agent and certain other parties, incorporated by reference to Exhibit 10.2 to the Company's First Quarter Form 10-Q for 2009.

10.18	—
Loan Agreement, dated as of June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.3 to the Company's First Quarter Form 10-Q for 2009.

10.19	—
First Amendment to Loan Agreement and Other Loan Documents, dated as of September 20, 2005 between 1334 York Avenue L.P., as Borrower, and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.4 to the Company's First Quarter Form 10-Q for 2009.

10.20	—
Loan Agreement, dated as of July 1, 2015, among 1334 York, LLC, as Borrower, HSBC Bank USA, National Association, as Agent, HSBC Bank USA, National Association and Industrial and Commercial Bank of China, Limited, New York Branch, as Lenders and collectively, as Lead Arranger, and the other Lenders from time to time a party thereto, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 6, 2015.

10.21	—
Guaranty of Recourse Carveouts, dated as of July 1, 2015, by Sotheby’s, as Guarantor, for the benefit of HSBC Bank USA, National Association, as Agent, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 6, 2015.

10.22	—
Environmental Indemnity Agreement, dated as of July 1, 2015, between 1334 York, LLC and Sotheby’s, in favor of HSBC Bank USA, National Association, as Agent, incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on July 6, 2015.

10.23	—
Lease between 1334 York Avenue L.P., "Landlord," and Sotheby's, Inc., "Tenant," February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company's First Quarter Form 10-Q for 2003.

10.24	—
Guaranty of Lease, made by Sotheby's in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company's current report on Form 8-K, filed on July 7, 2006.

10.25	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, dated as of September 3, 2012, incorporated by reference to Exhibit 10.3 to the Company's Third Quarter Form 10-Q for 2012.

10.26	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, amended as of September 26, 2012, incorporated by reference to Exhibit 10.4 to the Company's Third Quarter Form 10-Q for 2012.

10.27*	—
Employment Agreement dated September 1, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on September 3, 2010.

10.28*^	—
Confidentiality Agreement dated September 2, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on September 3, 2010.

10.29*	—
Letter Agreement, dated December 19, 2013, but effective as of January 1, 2014, between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 24, 2013.

10.30*	—	Letter Agreement, dated November 20, 2014, between the Company and William F. Ruprecht.

10.31*^	—
Performance Share Unit Agreement effective as of February 26, 2015 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.32*	—	Severance Agreement, dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.2 to the Company's Third Quarter Form 10-Q for 2013.

10.33*	—
Offer Letter (with related Confidentiality Agreement), dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company's Third Quarter Form 10-Q for 2013.

10.34*	—
Severance Agreement Amendment, dated December 19, 2013 but effective as of January 1, 2014, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on December 24, 2013.

10.35*	—	Transition Agreement, dated December 15, 2015, between the Company and Patrick S. McClymont.

10.36*	—
Severance Agreement, dated December 19, 2013 but effective January 1, 2014, between Sotheby's and Bruno Vinciguerra, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on December 24, 2013.

10.37*	—
Severance Agreement, dated December 31, 2014 but effective as of January 1, 2015, between the Company and Bruno Vinciguerra, incorporated by reference to Exhibit 10.1 to the Company's current report on Form -K, filed on January 6, 2015.

10.38*^	—
Performance Share Unit Agreement effective as of February 26, 2015 between the Company and Bruno Vinciguerra, incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.39*	—
Restricted Stock Unit Agreement effective as of February 26, 2015 between the Company and Bruno Vinciguerra, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.40*	—	Severance Agreement between Sotheby's and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company's First Quarter Form 10-Q for 2010.

10.41*	—
Letter Agreement, dated December 20, 2013, between Sotheby's Hong Kong, Ltd., a Company subsidiary, and Kevin Ching, incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on December 24, 2013.

10.42*	—	Severance Agreement between Sotheby's and Alfredo Gangotena, dated December 4, 2013, incorporated by reference to Exhibit 10.5 to the Company's First Quarter Form 10-Q for 2015.

10.43*	—	Severance Agreement, dated June 1, 2015, between Sotheby's and David Goodman, incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2015.

10.44*	—
Employment Agreement, dated March 13, 2015, effective as of March 31, 2015, between the Company and Thomas S. Smith, Jr., incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 18, 2015.

10.45*	—	Restricted Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.2 to the Company's First Quarter Form 10-Q for 2015.

10.46*	—	Restricted Stock Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.3 to the Company's First Quarter Form 10-Q for 2015.

10.47*	—	Performance Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.4 to the Company's First Quarter Form 10-Q for 2015.

10.48*	—
Severance Agreement dated December 19, 2013 but effective January 1, 2014, between Sotheby's and Mitchell Zuckerman, incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed on December 24, 2013.

10.49*	—
Severance Agreement, dated December 31, 2014 but effective as of January 1, 2015, between the Company and Mitchell Zuckerman, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on January 6, 2015.

10.50*	—
Second Amended and Restated Sotheby's Restricted Stock Unit Plan, reflecting amendments effective as of January 1, 2015, incorporated by reference to Exhibit 10.5 to the Company's Second Quarter Form 10-Q for 2015.

10.51*	—	Form of Performance Share Unit Agreement, adopted by the Board of Directors of the Company on February 9, 2016.

10.52	—
Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby's Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on March 2, 2004.

10.53	—
Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby's Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on March 2, 2004.

10.54	—
Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2005.

10.55*	—
Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2005.

10.56	—	Sotheby's Executive Bonus Plan (amended as of January 1, 2012), incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed March 28, 2012.

10.57	—
Support Agreement, dated May 4, 2014 by and among the Company, Third Point LLC and the other persons set forth on the signature pages thereto, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on May 7, 2014.

10.58	—
Master Confirmation - Uncollared Accelerated Share Repurchase, dated August 13, 2015, between J.P. Morgan     Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Sotheby’s, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2015.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

	—	On November 9, 2015, the Company filed a current report on Form 8-K under Item 2.02, "Results of Operations and Financial Conditions," and Item 9.01, "Financial Statements and Exhibits."

	—	On November 12, 2015, the Company filed a current report on Form 8-K under Item 8.01, "Other Events."

	—	On November 16, 2015, the Company filed a current report on Form 8-K under Item 2.05, "Costs Associated with Exit or Disposal Activities."

	—	On December 12, 2015, the Company filed a current report on Form 8-K/A under Item 2.05, "Costs Associated with Exit or Disposal Activities."

—
On December 17, 2015, the Company filed a current report on Form 8-K under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers."

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

SCHEDULE II
SOTHEBY'S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables:
2015 Allowance for doubtful accounts and credit losses	$8,484	$2,607	$—	$992	$10,099
2014 Allowance for doubtful accounts and credit losses	$8,685	$1,893	$—	$2,094	$8,484
2013 Allowance for doubtful accounts and credit losses	$7,969	$1,444	$—	$728	$8,685
Deferred tax assets:
2015 Valuation allowance	$2,224	$461	$—	$248	$2,437
2014 Valuation allowance	$3,227	$29	$—	$1,032	$2,224
2013 Valuation allowance	$10,235	$1,735	$66	$8,809	$3,227

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY'S

By:	/s/ THOMAS S. SMITH
Thomas S. Smith
President and Chief Executive Officer
Date: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2016.

Signature	Title

/s/ THOMAS S. SMITH	President and Chief Executive Officer
Thomas S. Smith

/s/ DEVONSHIRE	Deputy Chairman of the Board
The Duke of Devonshire

/s/ DOMENICO DE SOLE	Chairman of the Board
Domenico De Sole

/s/ JESSICA BIBLIOWICZ	Director
Jessica Bibliowicz

/s/ KEVIN CONROY	Director
Kevin Conroy

/s/ DANIEL S. LOEB	Director
Daniel S. Loeb

/s/ OLIVIER REZA	Director
Olivier Reza

/s/ MARSHA E. SIMMS	Director
Marsha E. Simms

/s/ ROBERT S. TAUBMAN	Director
Robert S. Taubman

/s/ DIANA L. TAYLOR	Director
Diana L. Taylor

/s/ DENNIS M. WEIBLING	Director, Interim Chief Financial Officer
Dennis M. Weibling

/s/ HARRY J. WILSON	Director
Harry J. Wilson

/s/ KEVIN M. DELANEY	Senior Vice President, Controller and Chief Accounting Officer
Kevin M. Delaney

EXHIBIT INDEX

Exhibit No.		Description

2.1	—
Agreement and Plan of Merger between Sotheby's Holdings, Inc., a Michigan corporation and Sotheby's Delaware, Inc., a Delaware corporation, dated March 31, 2006, incorporated by reference to Exhibit 2.1 to the Company's First Quarter Form 10-Q for 2006.

3.1	—	Certificate of Incorporation of Sotheby's, as amended as of June 30, 2006, incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K, filed on July 7, 2006.

3.2	—	Amended and Restated By-Laws of Sotheby's, amended through November 4, 2010, incorporated by reference to Exhibit 3.2 to the Company's Third Quarter Form 10-Q for 2010.

3.3	—	Form of Indemnity Agreement, as amended and restated as of August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2009.

4.1	—	See Exhibits 3.1, 3.2, and 3.3.

4.2	—
Specimen Common Stock Certificate of Sotheby's, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on November 21, 2006.

4.3	—
Indenture, dated as of September 27, 2012, for the 5.25% Senior Notes due 2022 among Sotheby's, as Issuer, and Initial Subsidiary Guarantors Party thereto and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on September 27, 2012.

10.1*	—
Sotheby's Deferred Compensation Plan, dated December 21, 2006 and effective January 1, 2007, incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

10.2*	—
Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

10.3*	—
Seventh Amendment to the Sotheby's Holdings, Inc. 1997 Stock Option Plan dated November 7, 2005, effective September 8, 2005, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

10.4*	—	Eighth Amendment to the Sotheby's 1997 Stock Option Plan, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated May 12, 2006.

10.5	—
Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

10.6	—
Fifteenth Amendment to the Agreement of Partnership dated March 23, 2015, between Sotheby's Nevada Inc. and Acquavella Contemporary Art, incorporated by reference to the Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2015.

10.7*
Sotheby's 1998 Stock Compensation Plan for Non-Employee Directors, as amended and restated on April 9, 2007, effective May 7, 2007 (the "Directors Plan"), incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on May 11, 2007.

10.8*	—
First Amendment to the Directors Plan, dated November 6, 2007, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Form 10-K").

10.9*	—
Second Amendment to the Directors Plan, adopted by the Board of Directors of the Company on March 18, 2010, effective as of May 6, 2010, and incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on May 11, 2010.

10.10	—
Amended and Restated Auction Credit Agreement, dated as of August 22, 2014, among Sotheby's, a Delaware corporation, Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on August 25, 2014.

10.11	—
Amended and Restated SFS Credit Agreement, dated as of August 22, 2014, among Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 25, 2014.

10.12	—
Amendment No. 1 to the Amended and Restated Auction Credit Agreement and Amended and Restated SFS Credit Agreement, dated June 15, 2015, by and among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the Lenders signatory hereto, incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2015.

10.13	—
Amendment No. 1 to Amended and Restated Credit Agreement (the Auction Revolving Credit Facility), dated June 15, 2015, among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent, and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC, and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.3 to the Company's Second Quarter Form 10-Q for 2015.

10.14	—
Amendment No. 1 to Amended and Restated Credit Agreement (the SFS Revolving Credit Facility), dated June 15, 2015, among Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, General Electric Capital Corporation, as Administrative Agent, Collateral Agent, and a Lender, and GE Capital Markets, Inc., J.P. Morgan Securities LLC, and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.4 to the Company's Second Quarter Form 10-Q for 2015.

10.15	—
Amendment No.1 to the Amended and Restated Auction Guaranty Side Letter to the Amended and Restated Credit Agreement, dated September 16, 2015, by and among Sotheby’s, a Delaware corporation (“Parent”), Sotheby’s, Inc., a New York corporation (“Sotheby’s, Inc.”), Sotheby’s Financial Services, Inc., a Nevada corporation (“SFS Inc.”), Sotheby’s Financial Services California, Inc., a Nevada corporation (“SFS California”), Oberon, Inc., a Delaware corporation (“Oberon”), Sotheby’s Ventures, LLC, a New York limited liability company (“Ventures”), Sotheby’s Financial Services Limited, a company registered in England (“SFS Ltd.”), Oatshare Limited, a company registered in England (“Oatshare”), Sotheby’s, a company registered in England (“Sotheby’s U.K.”), and Sotheby’s Hong Kong Limited, a company incorporated in Hong Kong (“Sotheby’s H.K.” and, collectively with Sotheby’s Inc., SFS Inc., SFS California, Oberon, Ventures, Sotheby’s U.K. and SFS Ltd., the “SFS Borrowers”; the SFS Borrowers, collectively with the Parent and Oatshare, the “Auction Borrowers” and the Auction Borrowers together with the SFS Borrowers, the “Borrowers”), the other Credit Parties signatory hereto, General Electric Capital Corporation, as Administrative Agent under the SFS Credit Agreement and as Administrative Agent under the Auction Credit Agreement (collectively referred to herein as the “Administrative Agents”), and the Lenders signatory hereto, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2015.

10.16	—
Purchase and Sale Agreement, dated January 11, 2008 between 1334 York Avenue L.P., Seller and Sotheby's, purchaser for 1334 York Avenue, New York, New York 10021, incorporated by reference to Exhibit 10.1 to the Company's First Quarter Form 10-Q for 2009.

10.17	—
Consent and Assumption Agreement with Release, dated as of February 6, 2009 between 1334 York, LLC as New Borrower, Sotheby's as New Guarantor, 1334 York Avenue L.P., as Original Borrower, Aby Rosen and Michael Fuchs as Original Guarantor and Bank of America, N.A. as Agent and certain other parties, incorporated by reference to Exhibit 10.2 to the Company's First Quarter Form 10-Q for 2009.

10.18	—
Loan Agreement, dated as of June 22, 2005 between 1334 York Avenue L.P., as Borrower and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.3 to the Company's First Quarter Form 10-Q for 2009.

10.19	—
First Amendment to Loan Agreement and Other Loan Documents, dated as of September 20, 2005 between 1334 York Avenue L.P., as Borrower, and Bank of America, N.A., as Lender, incorporated by reference to Exhibit 10.4 to the Company's First Quarter Form 10-Q for 2009.

10.20	—
Loan Agreement, dated as of July 1, 2015, among 1334 York, LLC, as Borrower, HSBC Bank USA, National Association, as Agent, HSBC Bank USA, National Association and Industrial and Commercial Bank of China, Limited, New York Branch, as Lenders and collectively, as Lead Arranger, and the other Lenders from time to time a party thereto, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 6, 2015.

10.21	—
Guaranty of Recourse Carveouts, dated as of July 1, 2015, by Sotheby’s, as Guarantor, for the benefit of HSBC Bank USA, National Association, as Agent, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 6, 2015.

10.22	—
Environmental Indemnity Agreement, dated as of July 1, 2015, between 1334 York, LLC and Sotheby’s, in favor of HSBC Bank USA, National Association, as Agent, incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on July 6, 2015.

10.23	—
Lease between 1334 York Avenue L.P., "Landlord," and Sotheby's, Inc., "Tenant," February 7, 2003; Premises: 1334 York Avenue, New York, New York, incorporated by reference to Exhibit 10(b) to the Company's First Quarter Form 10-Q for 2003.

10.24	—
Guaranty of Lease, made by Sotheby's in favor of 1334 York Avenue L.P., dated as of June 30, 2006 incorporated by reference to Exhibit 10.29 to the Company's current report on Form 8-K, filed on July 7, 2006.

10.25	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, dated as of September 3, 2012, incorporated by reference to Exhibit 10.3 to the Company's Third Quarter Form 10-Q for 2012.

10.26	—
Joint Venture Contract between GeHua Art Company and Sotheby's Hong Kong Limited; For The Establishment of Sotheby's (Beijing) Auction Co., LTD, amended as of September 26, 2012, incorporated by reference to Exhibit 10.4 to the Company's Third Quarter Form 10-Q for 2012.

10.27*	—
Employment Agreement dated September 1, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on September 3, 2010.

10.28*^	—
Confidentiality Agreement dated September 2, 2010 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on September 3, 2010.

10.29*	—
Letter Agreement, dated December 19, 2013, but effective as of January 1, 2014, between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on December 24, 2013.

10.30*	—	Letter Agreement, dated November 20, 2014, between the Company and William F. Ruprecht.

10.31*^	—
Performance Share Unit Agreement effective as of February 26, 2015 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.32*	—	Severance Agreement, dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.2 to the Company's Third Quarter Form 10-Q for 2013.

10.33*	—
Offer Letter (with related Confidentiality Agreement), dated September 22, 2013, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company's Third Quarter Form 10-Q for 2013.

10.34*	—
Severance Agreement Amendment, dated December 19, 2013 but effective as of January 1, 2014, between the Company and Patrick S. McClymont, incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on December 24, 2013.

10.35*	—	Transition Agreement, dated December 15, 2015, between the Company and Patrick S. McClymont.

10.36*	—
Severance Agreement, dated December 19, 2013 but effective January 1, 2014, between Sotheby's and Bruno Vinciguerra, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on December 24, 2013.

10.37*	—
Severance Agreement, dated December 31, 2014 but effective as of January 1, 2015, between the Company and Bruno Vinciguerra, incorporated by reference to Exhibit 10.1 to the Company's current report on Form -K, filed on January 6, 2015.

10.38*^	—
Performance Share Unit Agreement effective as of February 26, 2015 between the Company and Bruno Vinciguerra, incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.39*	—
Restricted Stock Unit Agreement effective as of February 26, 2015 between the Company and Bruno Vinciguerra, incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.40*	—	Severance Agreement between Sotheby's and Kevin Ching, dated as of January 1, 2010, incorporated by reference to Exhibit 10.3 to the Company's First Quarter Form 10-Q for 2010.

10.41*	—
Letter Agreement, dated December 20, 2013, between Sotheby's Hong Kong, Ltd., a Company subsidiary, and Kevin Ching, incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on December 24, 2013.

10.42*	—	Severance Agreement between Sotheby's and Alfredo Gangotena, dated December 4, 2013, incorporated by reference to Exhibit 10.5 to the Company's First Quarter Form 10-Q for 2015.

10.43*	—	Severance Agreement, dated June 1, 2015, between Sotheby's and David Goodman, incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2015.

10.44*	—
Employment Agreement, dated March 13, 2015, effective as of March 31, 2015, between the Company and Thomas S. Smith, Jr., incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 18, 2015.

10.45*	—	Restricted Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.2 to the Company's First Quarter Form 10-Q for 2015.

10.46*	—	Restricted Stock Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.3 to the Company's First Quarter Form 10-Q for 2015.

10.47*	—	Performance Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.4 to the Company's First Quarter Form 10-Q for 2015.

10.48*	—
Severance Agreement dated December 19, 2013 but effective January 1, 2014, between Sotheby's and Mitchell Zuckerman, incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed on December 24, 2013.

10.49*	—
Severance Agreement, dated December 31, 2014 but effective as of January 1, 2015, between the Company and Mitchell Zuckerman, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on January 6, 2015.

10.50*	—
Second Amended and Restated Sotheby's Restricted Stock Unit Plan, reflecting amendments effective as of January 1, 2015, incorporated by reference to Exhibit 10.5 to the Company's Second Quarter Form 10-Q for 2015.

10.51*	—	Form of Performance Share Unit Agreement, adopted by the Board of Directors of the Company on February 9, 2016.

10.52	—
Stock Purchase Agreement, dated as of February 17, 2004, by and among NRT Incorporated as the Purchaser, Sotheby's Holdings, Inc., as the Seller, and Cendant Corporation as the Purchaser Guarantor, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on March 2, 2004.

10.53	—
Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby's Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on March 2, 2004.

10.54	—
Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2005.

10.55*	—
Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2005.

10.56	—	Sotheby's Executive Bonus Plan (amended as of January 1, 2012), incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed March 28, 2012.

10.57	—
Support Agreement, dated May 4, 2014 by and among the Company, Third Point LLC and the other persons set forth on the signature pages thereto, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, filed on May 7, 2014.

10.58	—
Master Confirmation - Uncollared Accelerated Share Repurchase, dated August 13, 2015, between J.P. Morgan     Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Sotheby’s, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2015.

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