Form 10-Q
period 2016-03-31
SOTHEBYS
filed 2016-05-09
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 58,555,146 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Agency commissions and fees	$81,065	$127,882
Inventory sales	6,794	12,983
Finance	14,755	12,687
License fees	2,162	1,974
Other	1,755	149
Total revenues	106,531	155,675
Expenses:
Agency direct costs	9,539	11,839
Cost of inventory sales	10,738	11,713
Cost of Finance revenues	4,394	3,388
Marketing	5,013	4,060
Salaries and related	68,171	62,930
General and administrative	35,676	34,729
Depreciation and amortization	5,296	4,782
Voluntary separation incentive programs (net) (see Note 14)	(307)	—
CEO separation and transition costs (see Note 15)	—	4,189
Restructuring charges (net) (see Note 16)	—	(359)
Total expenses	138,520	137,271
Operating (loss) income	(31,989)	18,404
Interest income	396	129
Interest expense	(7,546)	(8,661)
Other income (expense)	47	(1,959)
(Loss) income before taxes	(39,092)	7,913
Equity in earnings of investees	396	1,144
Income tax (benefit) expense	(12,786)	3,924
Net (loss) income	(25,910)	5,133
Less: Net loss attributable to noncontrolling interest	(26)	(69)
Net (loss) income attributable to Sotheby's	$(25,884)	$5,202
Basic and diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.41)	$0.07
Weighted average basic shares outstanding	63,022	69,090
Weighted average diluted shares outstanding	63,022	69,705
Cash dividends declared per common share	$—	$0.10
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net (loss) income	$(25,910)	$5,133
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of ($995) and ($1,667)	(2,626)	(19,269)
Derivative financial instruments:
Unrealized losses on cash flow hedges, net of tax of ($2,920) and $0	(4,712)	—
Realized losses on cash flow hedges included in net (loss) income, net of tax of $138 and $0	223	—
Total derivative financial instruments	(4,489)	—
Defined benefit pension plan:
Net unrecognized gains, net of tax of ($81) and $0	81	—
Amortization of previously unrecognized net pension losses and prior service costs included in net (loss) income, net of tax of $0 and $215	—	858
Total defined benefit pension plan net gain	81	858
Total other comprehensive loss	(7,034)	(18,411)
Comprehensive loss	(32,944)	(13,278)
Less: Comprehensive loss attributable to noncontrolling interest	(26)	(69)
Comprehensive loss attributable to Sotheby's	$(32,918)	$(13,209)
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	March 31, 2016	December 31, 2015	March 31, 2015

A S S E T S
Current Assets:
Cash and cash equivalents	$414,018	$848,697	$381,065
Restricted cash	5,347	29,568	11,467
Accounts receivable, net of allowance for doubtful accounts of $8,120, $8,587, and $7,198	501,136	875,265	476,228
Notes receivable, net of allowance for credit losses of $1,445, $1,458, and $1,252	77,044	101,441	83,564
Inventory	205,475	215,020	258,828
Income tax receivables	29,671	5,819	17,752
Deferred income taxes (see Note 1)	—	—	15,406
Prepaid expenses and other current assets	34,824	33,929	37,470
Total Current Assets	1,267,515	2,109,739	1,281,780
Notes receivable	566,065	611,899	671,595
Fixed assets, net of accumulated depreciation and amortization of $205,494, $203,487, and $192,048	350,775	354,494	357,498
Goodwill	47,848	13,621	13,581
Intangible assets, net	13,952	324	324
Equity method investments	42,137	41,744	41,476
Trust assets related to deferred compensation liability	35,485	37,843	50,684
Pension asset	66,300	66,859	28,664
Income tax receivable	624	3,178	2,959
Deferred income taxes (see Note 1)	7,383	7,916	29,040
Other long-term assets (see Note 1)	15,913	15,696	14,553
Total Assets	$2,413,997	$3,263,313	$2,492,154
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Due to consignors	$350,475	$692,606	$401,560
Due to related party consignors (see Note 21)	54,712	285,418	—
Accounts payable and accrued liabilities	126,072	192,049	117,180
Current portion of York Property Mortgage, net (see Note 1)	6,409	6,292	218,554
Accrued income taxes	3,187	11,095	8,417
Deferred income taxes (see Note 1)	—	—	359
Other current liabilities	13,231	9,113	13,137
Total Current Liabilities	554,086	1,196,573	759,207
Credit facility borrowings	521,000	541,500	501,500
Long-term debt, net (see Note 1)	603,409	604,961	295,324
Deferred compensation liability	34,795	39,013	50,326
Accrued income taxes	15,555	18,529	17,995
Deferred income taxes	45,819	40,424	968
Other long-term liabilities	20,266	15,609	8,800
Total Liabilities	1,794,930	2,456,609	1,634,120
Shareholders’ Equity:
Common Stock, $0.01 par value	703	700	700
Authorized shares —200,000,000
Issued shares—70,342,213; 70,054,948; and 70,046,306
Outstanding shares—59,552,965; 65,791,119; and 69,488,135
Additional paid-in capital	435,507	435,696	408,938
Treasury stock, at cost: 10,789,248 shares; 4,263,829 shares; and 558,171 shares	(304,508)	(150,000)	(25,000)
Retained earnings	560,351	586,235	568,105
Accumulated other comprehensive loss	(73,238)	(66,204)	(95,177)
Total Shareholders’ Equity	618,815	806,427	857,566
Noncontrolling interest	252	277	468
Total Equity	619,067	806,704	858,034
Total Liabilities and Shareholders’ Equity	$2,413,997	$3,263,313	$2,492,154
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating Activities:
Net (loss) income attributable to Sotheby's	$(25,884)	$5,202
Adjustments to reconcile net (loss) income attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	5,296	4,782
Deferred income tax expense	9,990	4,685
Share-based payments	5,530	7,653
Net pension (benefit) cost	(1,253)	390
Inventory writedowns and bad debt provisions	4,766	3,175
Amortization of debt discount and issuance costs (see Note 1)	381	1,151
Excess tax benefits from share-based payments	—	(1,086)
Equity in earnings of investees	(396)	(1,144)
Other	127	(92)
Changes in assets and liabilities:
Accounts receivable	368,958	427,023
Due to consignors	(340,036)	(574,931)
Due to related party consignors (see Note 21)	(230,974)	—
Inventory	4,048	(47,172)
Prepaid expenses and other current assets	(1,163)	(2,419)
Other long-term assets	2,364	(262)
Income tax receivables and deferred income tax assets	(26,377)	(12,878)
Accrued income taxes and deferred income tax liabilities	(5,629)	(7,030)
Accounts payable and accrued liabilities and other liabilities	(72,986)	(84,410)
Net cash used by operating activities	(303,238)	(277,363)
Investing Activities:
Funding of notes receivable	(90,818)	(125,714)
Collections of notes receivable	169,148	74,186
Capital expenditures	(3,912)	(1,311)
Acquisition, net of cash acquired (see Note 6)	(50,597)	—
Funding of equity method investment	—	(30,725)
Distributions from equity investees	—	600
Proceeds from the sale of equity method investment	100	75
Decrease in restricted cash	25,138	17,806
Net cash provided (used) by investing activities	49,059	(65,083)
Financing Activities:
Proceeds from credit facility borrowings	31,500	70,500
Repayments of credit facility borrowings	(52,000)	(14,000)
Repayments of York Property Mortgage	(1,815)	(976)
Repurchases of Common Stock	(147,586)	—
Dividends paid	(1,743)	(9,460)
Excess tax benefits from share-based payments	—	1,086
Funding of employee tax obligations upon the vesting of share-based payments	(4,589)	(8,897)
Net cash (used) provided by financing activities	(176,233)	38,253
Effect of exchange rate changes on cash and cash equivalents	(4,267)	(8,571)
Decrease in cash and cash equivalents	(434,679)	(312,764)
Cash and cash equivalents at beginning of period	848,697	693,829
Cash and cash equivalents at end of period	$414,018	$381,065
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Accounting Principles—The unaudited Condensed Consolidated Financial Statements included herein have been prepared by Sotheby’s (the "Company" or "Sotheby's") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year (see Note 2). It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the information included in Sotheby’s 2015 Form 10-K filed with the SEC on February 26, 2016.
Principles of Consolidation—The unaudited Condensed Consolidated Financial Statements include the accounts of Sotheby’s wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture formed in 2012 in which Sotheby's has a controlling 80% ownership interest. The net (loss) income attributable to the minority owner of Sotheby's Beijing is reported as "Net (Loss) Income Attributable to Noncontrolling Interest" in the Condensed Consolidated Statements of Operations and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of the Condensed Consolidated Balance Sheets. Intercompany transactions and balances among Sotheby's subsidiaries have been eliminated.
Equity investments through which Sotheby’s exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings or losses is recorded within Equity in Earnings of Investees in the Condensed Consolidated Statements of Operations. Sotheby’s interest in the net assets of its investees is recorded within Equity Method Investments on the Condensed Consolidated Balance Sheets. Sotheby's equity method investees include Acquavella Modern Art and RM Sotheby's (formerly RM Auctions), an auction house for investment-quality automobiles. Sotheby's acquired a 25% ownership interest in RM Auctions on February 18, 2015 for $30.7 million. In addition to the initial 25% ownership interest in RM Sotheby's, Sotheby’s has governance participation and a comprehensive partnership agreement to work together to drive growth in the business. Over time, Sotheby’s will have opportunities to increase its ownership stake as the partnership evolves and grows. For the three months ended March 31, 2016 and 2015, Sotheby's results include $0.3 million and $0.7 million, respectively, of equity earnings related to RM Sotheby's.
Estimates and Assumptions—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Adoption of Recently Issued Accounting Standards—In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet, instead of separating them into current and non-current amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted in any intervening interim or annual period. Sotheby's early adopted ASU 2015-17 as of December 31, 2015 on a prospective basis. Accordingly, prior period information presented in this report has not been adjusted to reflect the updated presentation of deferred tax assets and liabilities.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These standards require unamortized debt issuance costs to be included as a direct deduction from the related debt liability on the balance sheet, but permit companies to continue to record unamortized debt issuance costs related to revolving credit facility arrangements as assets. Under previous guidance, all unamortized debt issuance costs were reported as assets on the balance sheet. Sotheby's adopted and applied ASU 2015-03 on a retrospective basis on its January 1, 2016 effective date. As permitted by ASU 2015-15, Sotheby's will continue to present debt issuance costs related to revolving credit facility arrangements as an asset on its balance sheet, regardless of whether there are any outstanding borrowings under the arrangement. The following tables summarize the effect of adopting ASU 2015-03 on Sotheby's previously issued financial statements (in thousands of dollars):

	As of December 31, 2015
Condensed Consolidated Balance Sheets:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Other long-term assets	$26,512	$(10,816)	$15,696
York Property Mortgage, current	$7,302	$(1,010)	$6,292
Long-term debt, net	$614,767	$(9,806)	$604,961

	As of March 31, 2015
Condensed Consolidated Balance Sheets:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Other long-term assets	$19,317	$(4,764)	$14,553
York Property Mortgage, current	$218,642	$(88)	$218,554
Long-term debt, net	$300,000	$(4,676)	$295,324

	Three Months Ended March 31, 2015
Condensed Consolidated Statements of Cash Flows:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Operating Activities:
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Amortization of debt discount and issuance costs	$891	$260	$1,151
Changes in assets and liabilities:
Other long-term assets	$(2)	$(260)	$(262)
Net cash used by operating activities	$(277,363)	$—	$(277,363)
2. Seasonality of Business
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 78% and 79% of total Net Auction Sales in 2015 and 2014, respectively, with auction commission revenues comprising approximately 75% and 81%, respectively, of Sotheby's total revenues in those years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.

___________________________________________________________________
1 Net Auction Sales represents the hammer (sale) price of property sold at auction.

3. (Loss) Earnings Per Share
Basic (loss) earnings per share—Basic (loss) earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's participating securities include unvested restricted stock units and unvested restricted stock shares held by employees, both of which have non-forfeitable rights to dividends. See Note 13 for information on Sotheby's share-based payment programs.
Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic (loss) earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares include unvested performance share units held by employees, incremental common shares issuable upon the exercise of employee stock options, and deferred stock units held by members of the Board of Directors. See Note 13 for information on Sotheby's share-based payment programs.
For the three months ended March 31, 2016, 2.6 million potential common shares related to share-based payment awards were excluded from the computation of diluted loss per share because their inclusion in the computation would be anti-dilutive in a loss period. For the three months ended March 31, 2015, 1.3 million potential common shares related to unvested performance share units were excluded from the computation of diluted earnings per share because the financial performance or stock price targets inherent in such awards were not achieved as of the balance sheet date.

The table below summarizes the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,

	2016	2015
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(25,884)	$5,202
Less: Net income attributable to participating securities	—	41
Net (loss) income attributable to Sotheby’s common shareholders	$(25,884)	$5,161
Denominator:
Weighted average basic shares outstanding	63,022	69,090
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.41)	$0.07
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(25,884)	$5,202
Less: Net income attributable to participating securities	—	41
Net (loss) income attributable to Sotheby’s common shareholders	$(25,884)	$5,161
Denominator:
Weighted average common shares outstanding	63,022	69,090
Weighted average effect of Sotheby's dilutive potential common shares:
Performance share units	—	440
Deferred stock units	—	155
Stock options	—	20
Weighted average dilutive potential common shares outstanding	—	615
Weighted average diluted shares outstanding	63,022	69,705
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.41)	$0.07
The decrease in weighted average basic and diluted shares outstanding between the two reporting periods is due to Common Stock repurchases executed during the twelve month period ended March 31, 2016. See Note 12 for additional information on Sotheby's share repurchase program.

4. Segment Reporting
Sotheby’s is a global art business whose operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby's Financial Services (or "SFS"). The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, jewelry, wine, and collectibles (collectively, "art" or "works of art" or "artwork" or "property") through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process, as well as the activities of RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. Sotheby's Financial Services earns interest income through art-related financing activities by making loans that are secured by works of art (see Note 5).
Prior to the second quarter of 2015, Sotheby's also separately reported the results of the Principal segment, which was comprised of its dealer activities and primarily included the sale of artworks purchased opportunistically by Sotheby’s. In the second quarter of 2015, Sotheby's transitioned to its new Chief Executive Officer ("CEO") and chief operating decision maker, and the information regularly reviewed for the purpose of allocating resources and assessing performance changed, reflecting a simplified internal reporting structure which was implemented in that quarter. As a result, beginning in the second quarter of 2015, the sale of artworks purchased opportunistically by Sotheby’s is reported as part of the Agency segment. The remaining activities of the former Principal segment are reported within All Other. Such activities include Sotheby's retail wine operations, Acquavella Modern Art, an equity investee, and sales of the remaining inventory of Noortman Master Paintings, an art dealer that was owned and operated by Sotheby's from its acquisition in June 2006 until its closure in December 2013. Prior period amounts have been restated to reflect this new segment presentation.
On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners, a firm that provides a range of art-related services to art collectors. Through this acquisition, Sotheby's aims to grow its auction and private sale revenues within the Agency segment by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's will add a new revenue stream by integrating AAP's existing art advisory business, which is classified within All Other for segment reporting purposes. See Note 6 for additional information related to the acquisition of Art Agency, Partners.
The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

Three Months Ended March 31, 2016	Agency	SFS	All Other	Reconciling items (a)		Total
Revenues	$85,775	$16,480	$6,001	$(1,725)		$106,531
Segment (loss) income before taxes	$(50,292)	$10,265	$1,331	$(396)	(b)	$(39,092)
Three Months Ended March 31, 2015
Revenues	$139,689	$15,957	$3,299	$(3,270)		$155,675
Segment income (loss) before taxes	$438	$10,820	$1,988	$(5,333)	(b)	$7,913

(a)
The reconciling items related to Revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(b)	The reconciling items related to segment (loss) income before taxes are detailed in the table below.

The table below presents a reconciliation of segment (loss) income before taxes to consolidated (loss) income before taxes for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Agency	$(50,292)	$438
SFS	10,265	10,820
All Other	1,331	1,988
Segment (loss) income before taxes	(38,696)	13,246
Reconciling items:
CEO separation and transition costs (see Note 15)	—	(4,189)
Equity in earnings of investees (a)	(396)	(1,144)
(Loss) income before taxes	$(39,092)	$7,913

(a)
For segment reporting purposes, Sotheby's share of earnings related to its equity investees is included as part of segment (loss) income before taxes. However, such earnings are reported separately below (loss) income before taxes in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2016 and 2015, Agency segment results include $0.3 million and $0.7 million, respectively, of equity earnings related to RM Sotheby's. For the three months ended March 31, 2016 and 2015, All Other includes $0.1 million and $0.4 million, respectively, of equity earnings related to Acquavella Modern Art.

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2016, December 31, 2015, and March 31, 2015 (in thousands of dollars):

	March 31, 2016	December 31, 2015	March 31, 2015
Agency	$1,721,815	$2,499,441	$1,687,248
SFS	627,330	721,781	711,862
All Other	27,174	25,178	27,887
Total segment assets	2,376,319	3,246,400	2,426,997
Unallocated amounts:
Deferred tax assets and income tax receivable	37,678	16,913	65,157
Consolidated assets	$2,413,997	$3,263,313	$2,492,154
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These standards require unamortized debt issuance costs to be included as a direct deduction from the related debt liability on the balance sheet, but permit companies to continue to record unamortized debt issuance costs related to revolving credit facility arrangements as assets. Under previous guidance, all unamortized debt issuance costs were reported as assets on the balance sheet. Sotheby's adopted and applied ASU 2015-03 on a retrospective basis on its January 1, 2016 effective date. As permitted by ASU 2015-15, Sotheby's will continue to present debt issuance costs related to revolving credit facility arrangements as an asset on its balance sheet, regardless of whether there are any outstanding borrowings under the arrangement. Prior period balances of Agency segment assets presented in the table above, which previously included unamortized debt issuance costs related to long-term debt, have been adjusted to conform to the current period presentation. See Note 1 for additional information on the effects of the retrospective adoption of ASU 2015-03.

5. Receivables
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
In the limited circumstances when the payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms (i.e., Sotheby's pays the consignor prior to receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of March 31, 2016, December 31, 2015, and March 31, 2015, Notes Receivable within the Agency segment included $23.9 million, $24.3 million, and $22.9 million respectively, of such balances that have been reclassified from Accounts Receivable.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of March 31, 2016, December 31, 2015, and March 31, 2015, Accounts Receivable (net) included $141.1 million, $165.2 million, and $134.2 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of March 31, 2016, December 31, 2015, and March 31, 2015, Accounts Receivable (net) also included $38.8 million, $93.1 million, and $48.7 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.
Notes Receivable (Sotheby's Financial Services)—SFS provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. SFS generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through Sotheby's Agency segment (a "consignor advance") and (2) general purpose term loans secured by property not presently intended for sale (a "term loan").
Consignor advances allow sellers to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future and normally have short-term maturities. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. In certain situations, term loans are also made to reference accounts receivable generated by clients' auction and private sale purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
The lending activities of SFS are predominantly funded with borrowings drawn from a dedicated revolving credit facility. Cash balances are also used to fund a portion of the SFS loan portfolio. See Note 8 for information related to the SFS Credit Facility.

As of March 31, 2016, December 31, 2015, and March 31, 2015, Notes Receivable (net) related to SFS consisted of the following (in thousands of dollars):

	March 31, 2016	December 31, 2015	March 31, 2015
Consignor advances	$23,149	$30,180	$38,190
Term loans	587,509	652,078	661,657
Total	$610,658	$682,258	$699,847
As of March 31, 2016, December 31, 2015, and March 31, 2015, the table above includes $110.2 million, $108.8 million, and $112 million, respectively of term loans made by SFS to refinance clients' auction and private sale purchases. For the three months ended March 31, 2016 and March 31, 2015, SFS made $6.1 million and $32.3 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2016 and March 31, 2015, such repayments totaled $4.7 million and $10.7 million, respectively.
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
Management aims to mitigate the risks associated with potential collateral devaluation by targeting a 50% loan to value ("LTV") ratio (i.e., the principal loan amount divided by the low auction estimate of the collateral). Loans may also be made with LTV ratios between 51% and 60% as the SFS Credit Facility permits borrowings on loans with an LTV of up to 60%. In rare circumstances, loans are also made at an initial LTV ratio higher than 60%. In addition, the LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of loan collateral is performed by Sotheby’s specialists on a semi-annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. Management believes that the LTV ratio is a critical credit quality indicator for the secured loans made by SFS.
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of March 31, 2016, December 31, 2015, and March 31, 2015 (in thousands of dollars):

	March 31, 2016	December 31, 2015	March 31, 2015
Secured loans	$610,658	$682,258	$699,847
Low auction estimate of collateral	$1,327,493	$1,380,022	$1,444,468
Aggregate LTV ratio	46%	49%	48%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of March 31, 2016, December 31, 2015, and March 31, 2015 (in thousands of dollars):

	March 31, 2016	December 31, 2015	March 31, 2015
Secured loans with an LTV ratio above 50%	$268,348	$354,049	$432,967
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$490,103	$626,829	$781,387
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	55%	56%	55%

The table below provides other credit quality information regarding secured loans made by SFS as of March 31, 2016, December 31, 2015, and March 31, 2015 (in thousands of dollars):

	March 31, 2016	December 31, 2015	March 31, 2015
Total secured loans	$610,658	$682,258	$699,847
Loans past due	$5,310	$11,819	$16,269
Loans more than 90 days past due	$1,328	$7,828	$10,000
Non-accrual loans	$—	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,445	1,458	1,252
Total allowance for credit losses - secured loans	$1,445	$1,458	$1,252
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of March 31, 2016, $5.3 million of the Notes Receivable (net) balance was considered to be past due, of which $1.3 million was more than 90 days past due. The collateral securing these loans has low auction estimates of approximately $22.7 million and $7.5 million, respectively, resulting in an LTV ratio of approximately 23% and 18%, respectively. Sotheby's is continuing to accrue interest on these past due loans. In consideration of payments received to-date in the second quarter of 2016, the collateral value related to these loans, current collateral disposal plans, and negotiations with the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of March 31, 2016, December 31, 2015, and March 31, 2015, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of March 31, 2016, December 31, 2015, and March 31, 2015, there were no impaired loans outstanding.
During the period January 1, 2016 to March 31, 2016, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2016	$1,458
Change in loan loss provision	(13)
Allowance for credit losses as of March 31, 2016	$1,445
As of March 31, 2016, unfunded commitments to extend additional credit through SFS were approximately $10 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In addition, in certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such auction guarantee and Agency segment consignor advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). As of March 31, 2016 and March 31, 2015, auction guarantee advances outstanding totaled $2 million and $25 million, respectively. There were no auction guarantee advances outstanding as of December 31, 2015. There were no Agency segment consignor advances outstanding for any of the reporting periods. See Note 11 for additional information related to auction guarantees.

In the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) in the Condensed Consolidated Balance Sheets. As of March 31, 2016, and December 31, 2015, Notes Receivable (net) within the Agency segment included $23.9 million and $24.3 million, respectively, of such amounts reclassified from Accounts Receivable (net), against which Sotheby's holds approximately $7 million of collateral. As of March 31, 2015, Notes Receivable (net) within the Agency segment included $22.9 million, against which Sotheby's held $3.7 million of collateral. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows.
Under certain circumstances, Sotheby's provides loans to art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of March 31, 2016, December 31, 2015, and March 31, 2015, such loans totaled $4.2 million, $4.2 million, and $4.7 million, respectively. Sotheby's is no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, has a variable market rate of interest, and requires monthly payments during the loan term. As of March 31, 2016, December 31, 2015, and March 31, 2015, the carrying value of this loan was approximately $2.4 million, $2.4 million, and $2.7 million, respectively.

6. Acquisition of Art Agency, Partners
On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors, for initial cash consideration of $50 million. This initial cash payment is subject to customary adjustment pursuant to the terms of the underlying purchase agreement. Through this acquisition, Sotheby's aims to grow its auction and private sale revenues by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's will add a new revenue stream by integrating AAP's existing art advisory business, providing a new avenue for growth.
Sotheby's has agreed to make earn-out payments to the former owners of AAP not to exceed $35 million in the aggregate over the next four to five years, contingent on the achievement of a minimum level of financial performance in the Agency segment within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's existing art advisory business. For accounting purposes, the earn-out payments are recorded as compensation expense within Salaries and Related Costs and are being expensed on a pro-rata basis over the periods during which the financial performance targets are expected to be met. For the three months ended March 31, 2016, Sotheby's recognized $2.2 million of compensation expense related to this earn-out arrangement.
In connection with this acquisition, each of the former owners of AAP entered into a five-year employment agreement with Sotheby’s. Each employment agreement includes non-competition and non-solicitation covenants that will continue in effect for twelve months following the end of the period of employment.
In the first quarter of 2016, Sotheby's substantially completed the purchase price allocation related to the acquisition of AAP and will finalize the attribution of the resulting goodwill between the Agency segment and the acquired art advisory business in the second quarter of 2016 (see Note 7). The goodwill is tax deductible over a period of 15 years.
The table below summarizes the allocation of the total purchase price paid to the assets acquired and liabilities assumed as of March 31, 2016 (in thousands of dollars):

Purchase price:
Initial cash consideration	$50,000
Working capital adjustment	1,066
Total purchase price	$51,066
Allocation of purchase price:
Net working capital acquired	$1,572
Fixed assets and other long-term assets	173
Goodwill	34,225
Intangible assets - Customer relationships (see Note 7)	11,000
Intangible assets - Non-compete agreements (see Note 7)	3,100
Deferred tax assets	996
Total purchase price	$51,066
Sotheby's incurred $0.8 million of transaction costs in connection with the acquisition of AAP, which were recognized within General and Administrative Expenses in the fourth quarter of 2015 ($0.6 million) and the first quarter of 2016 ($0.2 million).
Revenue and earnings attributable to the acquired art advisory business during the period since the acquisition date are not material. It is impracticable to compute the amount of revenues and earnings contributed to the Agency segment as a result of the acquisition because the related activities have been integrated into the segment. Disclosure of proforma revenues and earnings attributable to the acquisition is also excluded because it is impracticable to determine since AAP was a closely-held private entity and its historical financial records are not available in U.S. GAAP.

7. Goodwill and Intangible Assets
Goodwill—As of March 31, 2015, all goodwill was attributable to the Agency segment. On January 11, 2016, Sotheby's acquired certain entities comprising the business of AAP, a firm that provides a range of art-related services to art collectors. In the first quarter of 2016, Sotheby's substantially completed the purchase price allocation related to the acquisition of AAP and will finalize the attribution of the resulting goodwill between the Agency segment and the acquired art advisory business in the second quarter of 2016. As of March 31, 2016, the goodwill associated with the acquisition of AAP was provisionally attributed to the Agency segment.
For the three months ended March 31, 2016 and 2015, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Balance as of January 1	$13,621	$14,017
Goodwill acquired (see Note 6)	34,225	—
Foreign currency exchange rate changes	2	(436)
Balance as of March 31	$47,848	$13,581
Intangible Assets—As of March 31, 2016, December 31, 2015, and March 31, 2015, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	March 31, 2016	December 31, 2015	March 31, 2015
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - AAP (see Note 6)	8 years	11,000	—	—
Non-compete agreements - AAP (see Note 6)	6 years	3,100	—	—
Total intangible assets subject to amortization		14,100	—	—
Accumulated amortization		(472)	—	—
Total amortizable intangible assets (net)		13,628	—	—
Total intangible assets (net)		$13,952	$324	$324
(a) Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.
For the three months ended March 31, 2016, amortization expense related to intangible assets was approximately $0.5 million. No such amortization expense was recorded in the prior year period.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the March 31, 2016 balance sheet date are as follows (in thousands of dollars):

Period	Amount
April 2016 to March 2017	$1,892
April 2017 to March 2018	$1,892
April 2018 to March 2019	$1,892
April 2019 to March 2020	$1,892
April 2020 to March 2021	$1,892

8. Debt
Revolving Credit Facilities—Sotheby's and certain of its wholly-owned subsidiaries are parties to a credit agreement with an international syndicate of lenders which provides for separate dedicated revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (the "Credit Agreement"). On June 15, 2015, the Credit Agreement was amended to increase the commitments under the SFS Credit Facility in order to support the lending activities of SFS and to extend the maturity date of the Credit Agreement by one year to August 22, 2020.
The Agency Credit Facility is an asset-based revolving credit facility of which the proceeds may be used primarily for the working capital and other general corporate needs of the Agency segment. The SFS Credit Facility is an asset-based revolving credit facility of which the proceeds may be used primarily for the working capital and other general corporate needs of SFS, including the funding of client loans. The Credit Agreement allows Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency segment and SFS.
The maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to SFS, including a $485 million increase that was secured for SFS in conjunction with the June 2015 amendment. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 22, 2016, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.
The Credit Agreement has a sub-limit of $400 million for borrowings in the U.K. and Hong Kong, with up to $50 million available for foreign borrowings under the Agency Credit Facility and up to $350 million available for foreign borrowings under the SFS Credit Facility. The Credit Agreement also includes an accordion feature, which allows Sotheby’s to seek an increase to the combined borrowing capacity of the Credit Agreement until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits Sotheby’s to seek an increase to the aggregate commitments of either or both of the Agency and SFS credit facilities under an expedited arrangement process.
The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 5), a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 5), and the fair value of certain of Sotheby's trademarks. The borrowing base of the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks. The borrowing base under the SFS Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the SFS loan portfolio and the fair value of certain of Sotheby's trademarks.
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
The Credit Agreement does not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2016.
Since August 2009, Sotheby’s has incurred aggregate fees of approximately $21.4 million in conjunction with the establishment of and subsequent amendments to the Credit Agreement. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement.

The following tables summarize information relevant to the Credit Agreement as of and for the periods ended March 31, 2016, December 31, 2015, and March 31, 2015 (in thousands of dollars):

As of and for the three months ended March 31, 2016	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity (a)	$300,000		$1,035,000		$1,335,000
Borrowing base	$225,378		$529,920		$755,298
Borrowings outstanding	$—		$521,000		$521,000
Available borrowing capacity (b)	$225,378		$8,920		$234,298
Average borrowings outstanding	$—		$539,714		$539,714
Borrowing costs - interest	$—	(c)	$3,673	(d)	$3,673
Borrowing costs - fee amortization	$673	(c)	$721	(d)	$1,394

As of and for the year ended December 31, 2015	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity (a)	$300,000		$1,035,000		$1,335,000
Borrowing base	$225,642		$547,586		$773,228
Borrowings outstanding	$—		$541,500		$541,500
Available borrowing capacity (b)	$225,642		$6,086		$231,728
Average borrowings outstanding	$—		$541,004		$541,004
Borrowing costs - interest	$—	(c)	$14,060	(d)	$14,060
Borrowing costs - fee amortization	$2,752	(c)	$1,720	(d)	$4,472

As of and for the three months ended March 31, 2015	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity (a)	$300,000		$550,000		$850,000
Borrowing base	$280,107		$550,000		$830,107
Borrowings outstanding	$—		$501,500		$501,500
Available borrowing capacity (b)	$280,107		$48,500		$328,607
Average borrowings outstanding	$—		$472,872		$472,872
Borrowing costs - interest	$—	(c)	$3,167	(d)	$3,167
Borrowing costs - fee amortization	$706	(c)	$221	(d)	$927
Legend:
(a) In June 2015, the Credit Agreements were amended to, among other things, increase their maximum aggregate borrowing capacity from $850 million to approximately $1.335 billion.
(b) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
(c) Borrowing costs related to the Agency Credit Facility, which include interest and fee amortization, are reflected in the Condensed Consolidated Statements of Operations as Interest Expense. See the table below for additional information related to Interest Expense associated with the Agency Credit Facility.
(d) Borrowing costs related to the SFS Credit Facility are reflected in the Condensed Consolidated Statements of Operations within Cost of Finance Revenues. For the three months ended March 31, 2016, the year ended December 31, 2015, and the three months ended March 31, 2015, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 3.3%, 2.9%, and 2.9%, respectively.

Long-Term Debt—As of March 31, 2016, December 31, 2015, and March 31, 2015, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2016	December 31, 2015	March 31, 2015
York Property Mortgage, net of unamortized debt discount and issuance costs of $6,313, $6,565, and $979	$313,942	$315,504	$218,554
2022 Senior Notes, net of unamortized debt issuance costs of $4,124, $4,251, and $4,676	295,876	295,749	295,324
Less current portion:
York Property Mortgage, net of unamortized discount and debt issuance costs of $1,010, $1,010, and $979	(6,409)	(6,292)	(218,554)
Total Long-Term Debt, net	$603,409	$604,961	$295,324
On January 1, 2016, Sotheby's retrospectively adopted ASU 2015-03, which requires unamortized debt issuance costs to be included as a direct deduction from the related debt liability on the balance sheet. Under previous guidance, all unamortized debt issuance costs were reported as assets on the balance sheet. See Note 1 for information on the impact of the retrospective adoption of ASU 2015-03.
See the captioned sections below for information related to the York Property Mortgage and the 2022 Senior Notes.
York Property Mortgage—On February 6, 2009, Sotheby's purchased the land and building located at 1334 York Avenue, New York, New York (the "York Property") from RFR Holding Corp. ("RFR") for a purchase price of $370 million. The York Property is home to Sotheby's sole North American auction salesroom and principal North American exhibition space, including S|2, Sotheby's private sale exhibition gallery. The York Property is also home to the U.S. operations of SFS, as well as Sotheby's corporate offices.
Sotheby's financed the $370 million purchase price through an initial $50 million cash payment made in conjunction with the signing of the related purchase and sale agreement on January 11, 2008, an $85 million cash payment made when the purchase was consummated on February 6, 2009, and the assumption of a $235 million mortgage that carried an initial annual rate of interest of approximately 5.6% (the "Original York Property Mortgage"). The Original York Property Mortgage was due to mature on July 1, 2035, but had an optional pre-payment date of July 1, 2015, after which the annual rate of interest was scheduled to increase to 10.6%.
On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan (the "York Property Mortgage") to refinance the Original York Property Mortgage. After the repayment of the Original York Property Mortgage and the funding of all closing costs, reserves, and expenses, Sotheby's received net cash proceeds of approximately $98 million. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over the seven-year term of the mortgage, with the remaining principal balance of $268.2 million due to be paid on the July 1, 2022 maturity date.
In connection with the York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap effective as of July 1, 2015 and a five-year interest rate collar effective as of July 1, 2017. Both instruments have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term. See Note 17 for additional information related to the interest rate protection agreements.
The York Property, the York Property Mortgage, and the related interest rate protection agreements are held by 1334 York, LLC (the "LLC"), a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. The LLC is the sole owner and lessor of the York Property. The LLC presently leases the York Property to Sotheby's, Inc., which is also controlled by Sotheby's. The assets of the LLC are not available to satisfy the obligations of other Sotheby's affiliates or any other entity.

The loan agreement governing the York Property Mortgage contains the following financial covenants, which are subject to additional terms and conditions as provided in the underlying loan agreement:

•
As of July 1, 2020, the loan to value ("LTV") ratio (i.e., the principal balance of the York Property Mortgage divided by the appraised value of the York Property) may not exceed 65% (the "Maximum LTV") based on the then-outstanding principal balance of the York Property Mortgage. If the LTV ratio exceeds the Maximum LTV, the LLC may, at its option, post cash or a letter of credit or pay down the York Property Mortgage without any prepayment penalty or premium, in an amount that will cause the LTV ratio not to exceed the Maximum LTV.

•
At all times during the term of the York Property Mortgage, the Debt Yield will not be less than 8.5% (the "Minimum Debt Yield"). The Debt Yield is calculated by dividing the annual net operating income of the LLC, which primarily consists of lease income from Sotheby's, Inc. (calculated on a cash basis), by the outstanding principal balance of the York Property Mortgage. If the Debt Yield falls below the Minimum Debt Yield, the LLC has the option to post cash or a letter of credit or prepay the York Property Mortgage without any prepayment penalty or premium, in an amount that will cause the Debt Yield to exceed the Minimum Debt Yield.

•
If Sotheby’s corporate credit rating from Standard & Poor’s Rating Services is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for the monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender for monthly debt service, insurance, and tax payments. The lender will retain any excess cash after debt service, insurance, and taxes as security (estimated to be $6 million annually). As of March 31, 2016, the Cash Management Account had a balance of $0.6 million, which is reflected within Restricted Cash on the Condensed Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, Sotheby’s is required to maintain a net worth of at least $425 million, subject to a cure period.
As of March 31, 2016, the fair value of the York Property Mortgage approximates its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
The net proceeds from the issuance of the 2022 Senior Notes were approximately $300 million, after deducting fees paid to the initial purchasers, and were principally used to retire $80 million of unsecured debt that was due in June 2015 and $182 million of convertible debt that was due in June 2013.
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
As of March 31, 2016, the $300 million principal amount of the 2022 Senior Notes had a fair value of approximately $269.3 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.

Future Principal and Interest Payments—The aggregate future principal and interest payments due under the York Property Mortgage, the 2022 Senior Notes, and Sotheby's credit revolving facility during the five-year period after the March 31, 2016 balance sheet date are as follows (in thousands of dollars):

Period	Amount
April 2016 to March 2017	$33,218
April 2017 to March 2018	$35,747
April 2018 to March 2019	$36,590
April 2019 to March 2020	$36,600
April 2020 to March 2021	$557,612
In consideration of the interest rate protection agreements relating to the York Property Mortgage, the table above assumes that the annual interest rate for the first two years of the mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term.
Interest Expense—For the three months ended March 31, 2016 and 2015, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended
	March 31,
	2016	2015
Agency Credit Facility:
Amendment and arrangement fees	$278	$315
Commitment fees	395	391
Sub-total	673	706
York Property Mortgage	2,788	4,011
2022 Senior Notes	4,098	4,098
Other interest expense	(13)	(154)
Total Interest Expense	$7,546	$8,661
In the table above, Interest Expense related to the York Property Mortgage and the 2022 Senior Notes includes the amortization of debt issuance costs and, when applicable, the amortization of discount. Borrowing costs related to the SFS Credit Facility are reflected within Cost of Finance Revenues in the Condensed Consolidated Statements of Operations.

9. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"). Effective April 1, 2004, participation in the U.K. Pension Plan was closed to new employees and a defined contribution plan (the “U.K. Defined Contribution Plan”) was made available on that date. On April 30, 2016, after the completion of a statutory consultation process, the U.K. Pension Plan was closed to accrual of future service costs for active participants, who will transition to become participants in the U.K. Defined Contribution Plan.
The table below summarizes the components of the net pension (benefit) cost related to the U.K. Pension Plan for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Service cost	$864	$1,115
Interest cost	2,604	3,205
Expected return on plan assets	(4,721)	(5,004)
Amortization of actuarial loss	—	984
Amortization of prior service cost	—	90
Net pension (benefit) cost	$(1,253)	$390
For the three months ended March 31, 2016, Sotheby's contributed $0.4 million to the U.K. Pension Plan, and total contributions for the year ending December 31, 2016 are expected to be approximately $1.9 million.
10. Commitments and Contingencies
Compensation Arrangements—As of March 31, 2016, Sotheby’s had compensation arrangements with certain senior employees, which expire at various points between March 31, 2017 and March 31, 2020. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $11.9 million as of March 31, 2016.
Legal Actions—Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matters described below. Management is required to assess the likelihood of any adverse judgments or outcomes in these matters, as well as potential ranges of probable or reasonably possible losses. A determination of the amount of losses, if any, to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. While the impact of any one or more legal claims or proceedings could be material to Sotheby's operating results in any period, management does not believe that the outcome of any of these pending claims or proceedings, individually or in the aggregate, will have a material adverse effect on Sotheby’s consolidated financial condition.
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the "Resale Royalties Act"). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the U.S. Constitution and is preempted by the U.S. Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs appealed this ruling. On May 5, 2015, an en banc panel of the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming the lower court decision that the Resale Royalties Act was unconstitutional insofar as it sought to apply to sales outside of the state of California. The plaintiffs filed a motion for certiorari to the U.S. Supreme Court, which was denied on January 11, 2016. On April 12, 2016, the district court granted Sotheby's motion to dismiss the remaining claims in the action, which relate to sales that occurred in California. The plaintiffs have indicated that they will appeal this decision.

See Note 5 for information related to unfunded commitments to extend additional credit through SFS. See Note 6 for information related to the contingent consideration arrangement related to the AAP acquisition. See Note 8 for information related to debt commitments. See Note 11 for information related to Sotheby's auction guarantees. See Note 20 for information related to income tax contingencies.
11. Auction Guarantees
From time-to-time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). Sotheby’s is generally entitled to a share of the excess proceeds (the "overage") if the property under the auction guarantee sells above the guaranteed price. In the event that the property sells for less than the guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee. The amount of any such shortfall recorded in Sotheby's financial statements is reduced by any auction commissions earned on property sold under the auction guarantee. If the property does not sell, the amount of the auction guarantee must be paid, but Sotheby’s takes ownership of the unsold property and may recover the amount paid through its future sale. Depending on the mix of items subject to a guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
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
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage. If the irrevocable bid is the winning bid, the counterparty may receive a fixed fee as compensation for providing the irrevocable bid. This fee may be netted against the counterparty's obligation to pay the full purchase price (i.e., hammer price plus the applicable buyer's premium). In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty in a partner sharing arrangement is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.
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
Sotheby's credit agreement has a covenant that imposes a $600 million limitation on net outstanding auction guarantees (i.e., the aggregate financial exposure under outstanding auction guarantees less the impact of related risk and reward sharing arrangements). In addition to compliance with this covenant, significant auction guarantees and related risk and reward sharing arrangements are subject to approval by Sotheby's Board of Directors.
As of March 31, 2016, Sotheby’s had outstanding auction guarantees totaling $74.5 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $2.8 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. Substantially all of property related to these auction guarantees is being offered at auctions in the second quarter of 2016. Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of March 31, 2016, $2 million of the guaranteed amount was advanced by Sotheby's and is recorded within Notes Receivable (net) on the Condensed Consolidated Balance Sheets. As of March 31, 2016, December 31, 2015, and March 31, 2015, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its outstanding auction guarantees totaled $0.7 million, $1 million, and $7.3 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets.

On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman (the "Estate") under which Sotheby's is selling works of art from the collection of A. Alfred Taubman (the "Taubman Collection"). Robert S. Taubman, a trustee and beneficiary of the Estate, was a director of Sotheby's at the time Sotheby's entered into the arrangement. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, after taking into account items withdrawn by the Estate prior to sale. As of March 31, 2016, the remaining outstanding auction guarantee related to the Taubman Collection totaled $1.3 million and relates to property scheduled to be offered at auction in 2016. See Note 21 for additional information related to this related party auction guarantee.
As of May 5, 2016, Sotheby's had outstanding auction guarantees totaling $86.2 million and, as of that date, Sotheby's financial exposure was reduced by risk and reward sharing arrangements totaling $14.2 million. Each of the auction guarantees outstanding as of May 5, 2016 had a minimum guaranteed price that was within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the second quarter of 2016. As of May 5, 2016, $2 million of the guaranteed amount had been advanced by Sotheby's.
12. Shareholders' Equity and Dividends
Common Stock Repurchase Program—In January 2014, the Board of Directors authorized a five-year, $150 million Common Stock repurchase program. In March 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated share repurchase ("ASR") agreement.
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
On January 21, 2016, in conjunction with management's capital allocation analysis, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. In the first quarter of 2016, Sotheby's repurchased 6,525,419 shares of its Common Stock for $154.5 million at an average price of $23.68 per share under this increased authorization through open market purchases and purchases made pursuant to a Rule 10b5-1 plan. The $154.5 million in Common Stock repurchases includes $6.9 million recorded within Accounts Payable and Accrued Liabilities as of March 31, 2016 for transactions that settled in early-April 2016. Subsequent to March 31, 2016 and through May 5, 2016, Sotheby's repurchased an additional 1,365,119 shares of its Common Stock for $36.5 million ($26.73 per share) pursuant to a Rule 10b5-1 plan. As of May 5, 2016, $134 million remained under the current share repurchase authorization. Management expects to continue to repurchase shares of Common Stock via open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph.
The timing of share repurchases and the actual amount purchased will depend on a variety of factors, including the market price of Sotheby's Common Stock, general market and economic conditions, and other corporate considerations. Repurchases may continue to be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which allows Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.
Quarterly Cash Dividends—On February 26, 2015, Sotheby's Board of Directors declared a quarterly dividend of $0.10 per share (approximately $6.9 million) that was paid on March 16, 2015 to shareholders of record as of March 9, 2015.
On January 21, 2016, in conjunction with management's recent capital allocation analysis, the Board of Directors decided to eliminate Sotheby's $0.10 per share quarterly cash dividend and allocate the capital instead to repurchase shares of Common Stock, as discussed above.

Special Dividend—In January 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. The special dividend was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by then existing domestic cash balances. In conjunction with this special dividend, Sotheby's accrued approximately $11 million for dividend equivalents owed on share-based payments to employees and charged to retained earnings. Through March 31, 2016, approximately $7.2 million of such dividend equivalents has been paid to employees, with $1.4 million, $2 million, and $3.8 million paid in March 2016, March 2015, and March 2014, respectively. See Note 13 for information related to Sotheby's share-based payment programs.
13. Share-Based Payments
Share-Based Payments—Share-based payments to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, and restricted stock shares. A description of each of these share-based payments is provided below.
For the three months ended March 31, 2016 and 2015, compensation expense related to share-based payments is reflected in the following accounts in the Condensed Consolidated Statements of Operations (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Salaries and related costs	$5,837	$5,653
Voluntary separation incentive programs (see Note 14)	(306)	—
CEO separation and transition costs (see Note 15)	—	2,000
Total share-based payment expense (pre-tax)	$5,531	$7,653
Total share-based payment expense (after-tax)	$3,801	$4,831
For the three months ended March 31, 2016, Sotheby's recognized a $0.3 million credit related to share-based payments associated with the voluntary separation programs enacted in the fourth quarter of 2015. This credit is the result of a change in management's estimate of the number of performance-based stock units held by program participants that are expected to vest.
For the three months ended March 31, 2016, Sotheby's recognized a ($1.3) million tax shortfall related to share-based payment arrangements. This tax shortfall represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period was less than the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense. The ($1.3) million tax shortfall in the period is accounted for as a reduction to previously recorded excess tax benefits related to share-based payments recorded within Additional Paid-in Capital on the Condensed Consolidated Balance Sheets.
For the three months ended March 31, 2015, Sotheby's realized $1.1 million of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense. Excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Condensed Consolidated Statements of Cash Flows.
As of March 31, 2016, unrecognized compensation expense related to the unvested portion of share-based payments was $40.1 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.7 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
Sotheby's Restricted Stock Unit Plan—Sotheby's Third Amended and Restated Restricted Stock Unit Plan (the "Restricted Stock Unit Plan") provides for the issuance of Restricted Stock Units ("RSU's") and restricted stock shares to employees, subject to the approval of the Compensation Committee of the Board of Directors (the "Compensation Committee"). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential future contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deems relevant.
RSU's and restricted stock shares issued under the Restricted Stock Unit Plan generally vest evenly over a three-year service period. Prior to vesting, holders of RSU's and restricted stock shares are entitled to receive non-forfeitable dividend equivalents and dividends, respectively, if, when, and at the same rate as dividends are paid on Sotheby's Common Stock. Prior to vesting, holders of RSU's do not have voting rights, while holders of restricted stock shares have voting rights. RSU's and restricted stock shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.

Performance Share Units (or "PSU's") are RSU's that generally vest over three or four years, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain return on invested capital ("ROIC") targets (for awards granted in 2016). Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's if, when, and at the same rate as dividends are paid on Sotheby's Common Stock, but are only paid for PSU's that vest and become shares of Common Stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
In the first quarter of 2016, the Compensation Committee granted share-based payment awards with a total grant date fair value of $23.7 million, as follows:

•
607,606 PSU's with a grant date fair value of $14.4 million and a single vesting opportunity after a three-year service period. These PSU awards provide recipients with an opportunity to vest in incremental PSU's of up to 200% of the initial units awarded subject to the achievement of certain ROIC targets. The maximum number of shares of Common Stock that may be issued with respect to these awards is 1,215,212.

•	394,371 RSU's with annual vesting over a three-year service period and a grant date fair value of $9.3 million.
Summary of Outstanding Share-Based Payment Awards—For the three months ended March 31, 2016, changes to the number of outstanding RSU’s, PSU’s, and Restricted Stock shares were as follows (shares in thousands):

	Restricted Stock Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,019	$43.61
Granted	1,002	$23.66
Vested	(530)	$39.60
Canceled	(163)	$38.25
Outstanding at March 31, 2016	2,328	$36.31
As of March 31, 2016, 2.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the three months ended March 31, 2016 and 2015 was $13.7 million and $22.9 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of March 31, 2016, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan. As of March 31, 2016, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 3.9 years, and an aggregate intrinsic value of $0.2 million. No stock options were exercised or granted during the three months ended March 31, 2016 and 2015.
14. Voluntary Separation Incentive Programs (Net)
On November 13, 2015, Sotheby's announced a series of regional voluntary separation incentive programs (the "Programs") aimed at reducing headcount and associated compensation costs. The Programs were offered to Sotheby's employees in jurisdictions where it was practical to do so. Employees who elected to participate in the Programs were accepted only upon approval by Sotheby's management.
In the fourth quarter of 2015, Sotheby's recognized a charge of $36.9 million as a result of the Programs, consisting of $33.8 million in cash severance benefits and $3.1 million in accelerated equity compensation expense related to awards that will continue to vest after termination of employment, subject to Sotheby's achievement of the underlying profitability targets, when applicable. The liability related to the $33.8 million in cash severance benefits is recorded within Accounts Payable and Accrued Liabilities on the December 31, 2015 Condensed Consolidated Balance Sheet and includes $4.7 million related to 2015 incentive compensation that would have been paid to participants had they not participated in the Programs.
For the three months ended March 31, 2016, Sotheby's recognized a ($0.3) million net credit to the previously recorded charge as a result of management’s quarterly assessment of the likelihood that performance-based stock units held by program participants will vest. Through March 31, 2016, Sotheby's made cash payments of approximately $27.4 million related to the Programs. Accordingly, the remaining accrued liability related to the Programs recorded within Accounts Payable and Accrued Liabilities on the March 31, 2016 Condensed Consolidated Balance Sheet was $6.4 million. The remaining liability is expected to be settled through cash payments made principally in the second quarter of 2016.

Employee transitions under the Programs commenced on December 31, 2015 and will occur throughout 2016. The Programs will result in a net reduction of approximately 5% of Sotheby's global headcount of approximately 1,600 employees prior to their implementation.
15. CEO Separation and Transition Costs
In the first quarter of 2015, Sotheby's recognized $4.2 million in costs associated with the hiring of Thomas S. Smith, Jr. as its President and Chief Executive Officer. These costs principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully-vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that was paid in September 2015. There was no required service period associated with this compensation. The CEO Separation and Transition Costs recognized in the first quarter of 2015 also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.
16. Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States ("U.S.") and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and approximately $0.3 million in lease exit costs. For the three months ended March 31, 2015, Sotheby's recognized a credit of approximately $0.4 million in Restructuring Charges (net) as a result of adjustments to the initial accrual for employee termination benefits. The headcount reductions resulting from the 2014 Restructuring Plan were completed in the third quarter of 2015 and the associated liability has been fully settled.
17. Derivative Financial Instruments
Derivatives Financial Instruments Designated as Cash Flow Hedges—On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance its previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over the seven-year term of the mortgage. In connection with the York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Collar"), effective as of July 1, 2017. Both of these instruments have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreements are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. See Note 8 for information related to the York Property Mortgage.
As of March 31, 2016, the notional value of the Swap was equal to the $320.3 million principal balance of the York Property Mortgage on that date, and the notional value of the Collar was $310.3 million, which is equal to the forecasted principal balance of the York Property Mortgage as of the Collar's effective date. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
At their inception, the Swap and the Collar were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the York Property Mortgage. Accordingly, to the extent that the Swap and the Collar are effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in the Condensed Consolidated Statements of Operations as interest expense related to the mortgage is recorded. Any hedge ineffectiveness is immediately recognized in Interest Expense. There was no hedge ineffectiveness related to the Swap or the Collar during the three months ended March 31, 2016. Management performs a quarterly assessment to determine whether the Swap and the Collar continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the York Property Mortgage.
As of March 31, 2016, the fair value of the Swap recorded in Other Current Liabilities on the Condensed Consolidated Balance Sheets was $1.2 million. For the three months ended March 31, 2016, the loss in fair value associated with the Swap recognized in Other Comprehensive Loss was $0.8 million (net of tax) and the amount reclassified to Interest Expense during the period was $0.2 million (net of tax).

As of March 31, 2016, the fair value of the Collar recorded in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheets was $13.2 million. For the three months ended March 31, 2016, the loss in fair value associated with the Collar recognized in Other Comprehensive Loss was $3.9 million (net of tax).
The Swap and the Collar liabilities have been designated as Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies. The fair value of the Swap is based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the frequency of the interest cash flows of the York Property Mortgage. The fair value of the Collar is based on an option pricing model using observable LIBOR-curve rates for each forecasted monthly settlement, with the projected cash flows discounted using the contractual terms of the instrument, which are consistent with the frequency of the interest cash flows of the York Property Mortgage.
Derivative Financial Instruments Not Designated as Hedging Instruments—Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All instruments used to offset cash flow exposures related to foreign currency exchange rate movements are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these instruments are recognized in the Condensed Consolidated Statements of Operations in Other Income (Expense).
As of March 31, 2016, the notional value of outstanding forward exchange contracts was $254.2 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings. As of March 31, 2016, December 31, 2015, and March 31, 2015, the fair values of these contracts were not material to Sotheby's consolidated financial statements.

18. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss, for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

Three Months Ended March 31, 2016	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at January 1, 2016	$(52,279)	$(9,619)	$(4,306)	$(66,204)
Other comprehensive (loss) income before reclassifications	(2,963)	418	(4,712)	(7,257)
Amounts reclassified from accumulated other comprehensive loss	—	—	223	223
Net other comprehensive (loss) income	(2,963)	418	(4,489)	(7,034)
Balance at March 31, 2016	$(55,242)	$(9,201)	$(8,795)	$(73,238)

Three Months Ended March 31, 2015	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at January 1, 2015	$(33,223)	$(43,543)	$—	$(76,766)
Other comprehensive (loss) income before reclassifications	(21,458)	2,189	—	(19,269)
Amounts reclassified from accumulated other comprehensive loss	—	858	—	858
Net other comprehensive (loss) income	(21,458)	3,047	—	(18,411)
Balance at March 31, 2015	$(54,681)	$(40,496)	$—	$(95,177)
For the three months ended March 31, 2016 and 2015, included in Other Comprehensive (Loss) Income before reclassifications are $0.4 million (net of tax) and $2.2 million (net of tax), respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan.
For the three months ended March 31, 2016, $0.2 million (net of tax) was reclassified from Accumulated Other Comprehensive Loss and recognized on a pre-tax basis within Interest Expense in the Condensed Consolidated Statements of Operations as a result of monthly interest accruals related to the Swap associated with the York Property Mortgage (see Note 17).
For the three months ended March 31, 2015, $0.9 million (net of tax) was reclassified from Accumulated Other Comprehensive Loss and recognized on a pre-tax basis within Salaries and Related Costs in the Condensed Consolidated Statements of Operations as a result of the amortization of actuarial losses and prior service costs related to the U.K. Pension Plan.

19. Income Taxes
The quarterly income tax provision is calculated using an estimated annual effective income tax rate based on actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
Prior to the fourth quarter of 2015, based on Sotheby’s projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby's Common Stock repurchase program (see Note 12), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, Sotheby's reassessed its U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of March 31, 2016, $146 million of the foreign earnings discussed above have been repatriated and used to fund Common Stock repurchases in the first quarter of 2016. Management expects that additional repatriations will be made later in 2016, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently being evaluated.
Based on current projections and planned uses of U.S. and foreign cash, management believes that its cash balances and earnings in the U.S., as well as the amount of unremitted foreign earnings for which a deferred tax liability has been provided will satisfy its current cash needs in the U.S. Accordingly, management plans to indefinitely reinvest a portion of its prospective foreign earnings (those related to Sotheby’s non-U.K. foreign subsidiaries) outside of the U.S. As a result, management expects that Sotheby’s effective income tax rate, excluding discrete items, will decrease in 2016 and future years, when compared to 2015.
As of March 31, 2016, Sotheby’s estimates that its annual effective income tax rate, excluding discrete items, will be approximately 31% as compared to its estimate of approximately 36% as of March 31, 2015. The decrease in the estimated annual effective income tax rate is primarily due to management’s assertion regarding the indefinite reinvestment of Sotheby’s 2016 foreign earnings (except those related to Sotheby’s subsidiaries in the U.K.), as described above, as well as a decrease in Sotheby’s state and local effective income tax rate due to legislation enacted subsequent to the first quarter of 2015 and, to a lesser extent, to a change in the jurisdictional mix of pre-tax earnings.
For the three months ended March 31, 2016, Sotheby’s effective income tax rate is approximately 33% compared to an effective income tax rate of approximately 50% for the three months ended March 31, 2015. The decrease in the effective income tax rate as compared to the prior year is due to the decrease in the estimated annual effective income tax rate, as discussed above, as well as discrete tax expense of $1 million recorded in the first quarter of 2015 as a result of concluding income tax audits, which increased the effective income tax rate by approximately 13%.

20. Uncertain Tax Positions
As of March 31, 2016, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $19 million, representing a decrease of $3 million when compared to a liability of $22 million as of December 31, 2015. This net decrease is primarily the result of the expiration of a statute of limitations for certain tax years. As of March 31, 2015, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $20.6 million. As of March 31, 2016, December 31, 2015, and March 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $12.4 million, $12.8 million, and $12.7 million, respectively. Sotheby's believes it is reasonably possible that a decrease of $2.8 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2016 balance sheet date as a result of the expiration of statutes of limitations.
Sotheby’s is subject to taxation in the U.S. and various U.S. state and foreign jurisdictions and, as a result, is subject to tax audits in these jurisdictions. Sotheby’s is currently under examination by various U.S. state and foreign taxing authorities. The earliest open tax year for the major jurisdictions in which Sotheby's does business, which include the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2009.
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax (Benefit) Expense. The accrual for such interest and penalties decreased by $0.3 million for the three months ended March 31, 2016.
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
21. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and employees, transact with Sotheby's to buy and sell property at auction and through private sales. For the three months ended March 31, 2016 and 2015, Sotheby’s recognized Agency Commissions and Fees of $0.5 million and $0.7 million, respectively, for property consigned or purchased by related parties.
On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman under which it is selling works of art from the collection of A. Alfred Taubman. Robert S. Taubman, a trustee and beneficiary of the Estate, was a director of Sotheby's at the time Sotheby's entered into the arrangement. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, after taking into account items withdrawn by the Estate prior to sale. Through March 31, 2016, total aggregate proceeds (i.e., the hammer price plus buyer's premium) from sales of Taubman Collection property were $473 million. The results of these sales, combined with the estimated value of items which were taken into inventory after failing to sell at auction ($33 million) resulted in a loss on the auction guarantee of approximately $3 million, which was recognized in the fourth quarter of 2015. As of March 31, 2016 and December 31, 2015, Sotheby's owed $52.8 million and $285.4 million, respectively, to the Estate. Subsequent to March 31, 2016, an additional $42.5 million was paid to the Estate in settlement of the outstanding liability. As of March 31, 2016, the remaining outstanding auction guarantee related to the Taubman Collection totaled $1.3 million and relates to property scheduled to be offered at auction in 2016.
As of March 31, 2015, Accounts Receivable (net) included $0.3 million associated with auction or private sale purchases made by related parties. As of March 31, 2016, Due to Related Party Consignors included $54.7 million associated with amounts owed to related party consignors, including the $52.8 million owed to the Estate discussed above.

22. Recent Accounting Standards Not Yet Adopted
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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for Sotheby's beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for Sotheby's beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for Sotheby's beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for Sotheby's beginning on January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for Sotheby's beginning on January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") should be read in conjunction with Note 4 ("Segment Reporting") of Notes to Condensed Consolidated Financial Statements.
Sotheby's Business
Sotheby's is a global art business whose operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby's Financial Services (or "SFS"). The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, jewelry, wine and collectibles (collectively, "art" or "works of art" or "artwork" or "property") through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process, as well as the activities of RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. SFS earns interest income through art-related financing activities by making loans that are secured by works of art. See Note 4 of Notes to Condensed Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015.
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
Sotheby's is a service business in which the ability of its employees to source high-value works of art and develop and maintain relationships with potential sellers and buyers of art is essential to its success. Sotheby's business is highly dependent upon attracting and retaining qualified personnel and employee compensation is its most substantial operating expense. Sotheby's also incurs significant costs to promote and conduct its auctions, as well as general and administrative expenses to support its global operations. While a large portion of Sotheby's expenses are fixed, certain categories of expense are variable. For example, sale marketing costs are dependent upon the volume of auction activity and certain elements of employee compensation are a function of Sotheby's financial performance.
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

Auction sale results in the fourth quarter of 2015 and first quarter of 2016 indicate that the global art market is experiencing a period of lower sales and the market appears to be moderating in 2016. See statement on Forward Looking Statements.
Sotheby's Financial Services—In recent years, there has also been an increase in the demand for art-related financing. In response, and in an effort to reduce the cost of capital of SFS and enhance returns, in January 2014, Sotheby's established a separate capital structure for SFS through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the SFS Credit Facility has allowed management to finance 85% of the loan portfolio with debt, and has contributed to a 29% increase in the client loan portfolio when compared to December 31, 2013 and a higher level of profitability for SFS.
Seasonality
The worldwide art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 78% and 79% of total Net Auction Sales in 2015 and 2014, respectively, with auction commission revenues comprising approximately 75% and 81% of Sotheby's total revenues in those years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses. Management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the art auction market.
CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
Overview
For the three months ended March 31, 2016, Sotheby's reported a net loss of ($25.9) million as compared to net income of $5.2 million in the first quarter of 2015. The comparison to prior year first quarter results is significantly impacted by a 35% decrease in Net Auction Sales1, which is the primary factor in a $46.8 million (37%) decrease in Agency commissions and fees in the current period. In the first quarter of 2015, Sotheby’s reported unusually strong sales, attributable to various-owner sales of Impressionist and Contemporary Art in London, the single-owner Bear Witness Contemporary Art sale in London, and Asian Art sales in New York, which led to an atypically profitable first quarter given the seasonality of Sotheby's business.

Outlook
Auction sale results in the fourth quarter of 2015 and the first quarter of 2016 indicate that the global art market is experiencing a period of lower sales in comparison to the first half of 2015. Accordingly, it is unlikely that Net Auction Sales and revenues in 2016 will equal the levels achieved in 2015 and 2014. See statement on Forward Looking Statements.

____________________
1 Represents the total hammer (sale) price of property sold at auction.

Results of Operations for the Three Months Ended March 31, 2016 and 2015
The tables below present a summary of Sotheby’s consolidated results of operations and related statistical metrics for the three months ended March 31, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended March 31,	2016	2015	$/%	%
Revenues:
Agency commissions and fees	$81,065	$127,882	$(46,817)	(37%)
Inventory sales	6,794	12,983	(6,189)	(48%)
Finance	14,755	12,687	2,068	16%
License fees	2,162	1,974	188	10%
Other	1,755	149	1,606	*
Total revenues	106,531	155,675	(49,144)	(32%)
Expenses:
Agency direct costs	9,539	11,839	(2,300)	(19%)
Cost of inventory sales	10,738	11,713	(975)	(8%)
Cost of Finance revenues	4,394	3,388	1,006	30%
Marketing	5,013	4,060	953	23%
Salaries and related	68,171	62,930	5,241	8%
General and administrative	35,676	34,729	947	3%
Depreciation and amortization	5,296	4,782	514	11%
Voluntary separation incentive programs (net) (a)	(307)	—	(307)	N/A
CEO separation and transition costs (b)	—	4,189	(4,189)	(100%)
Restructuring charges (net) (c)	—	(359)	359	100%
Total expenses	138,520	137,271	1,249	1%
Operating (loss) income	(31,989)	18,404	(50,393)	N/A
Net interest expense (d)	(7,150)	(8,532)	1,382	16%
Other income (expense)	47	(1,959)	2,006	N/A
(Loss) income before taxes	(39,092)	7,913	(47,005)	N/A
Equity in earnings of investees	396	1,144	(748)	(65%)
Income tax (benefit) expense	(12,786)	3,924	(16,710)	N/A
Net (loss) income	(25,910)	5,133	(31,043)	N/A
Less: Net loss attributable to noncontrolling interest	(26)	(69)	43	62%
Net (loss) income attributable to Sotheby's	$(25,884)	$5,202	$(31,086)	N/A
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.41)	$0.07	$(0.48)	N/A
Statistical Metrics:
Aggregate Auction Sales (e)	$585,392	$895,443	$(310,051)	(35%)
Net Auction Sales (f)	$491,176	$755,817	$(264,641)	(35%)
Private Sales (g)	$103,047	$137,491	$(34,444)	(25%)
Consolidated Sales (h)	$695,233	$1,037,538	$(342,305)	(33%)
Adjusted Expenses (i)	$117,581	$118,340	$(759)	(1%)
Adjusted Operating (Loss) Income (i)	$(26,182)	$22,234	$(48,416)	N/A
Adjusted Net (Loss) Income (i)	$(22,340)	$7,423	$(29,763)	N/A
Adjusted Diluted Loss (Income) Per Share (i)	$(0.35)	$0.11	$(0.46)	N/A
Effective income tax rate	32.7%	49.6%	(16.9%)	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)
Consists of charges associated with the voluntary separation incentive programs implemented by Sotheby's in the fourth quarter of 2015. See "Voluntary Separation Incentive Programs (net)" below for additional information.

(b)
Consists of compensation-related charges and other costs associated with the hiring of Thomas S. Smith, Jr. as Sotheby's President and Chief Executive Officer in the first quarter of 2015. See "CEO Separation and Transition Costs" below for additional information.

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

Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks principally acquired as a consequence of the auction process. See Note 4 of Notes to Condensed Consolidated Financial Statements for information regarding a change in Sotheby's segment reporting that became effective in the second quarter of 2015.
The table below presents a summary of Agency segment gross profit and related statistical metrics for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

			Variance
Three Months Ended March 31,	2016	2015	$ / %	%
Agency commissions and fees:
Auction commissions	$75,734	$113,015	$(37,281)	(33%)
Private sale commissions	8,220	11,458	(3,238)	(28%)
Other Agency commissions and fees	(2,889)	3,409	(6,298)	N/A
Total Agency commissions and fees	81,065	127,882	(46,817)	(37%)
Inventory sales	4,710	11,807	(7,097)	(60%)
Total Agency segment revenues	85,775	139,689	(53,914)	(39%)
Agency direct costs:
Auction direct costs	8,694	10,082	(1,388)	(14%)
Private sale expenses	845	1,757	(912)	(52%)
Total Agency direct costs	9,539	11,839	(2,300)	(19%)
Cost of inventory sales	8,964	10,894	(1,930)	(18%)
Total Agency direct costs and cost of inventory sales	18,503	22,733	(4,230)	(19%)
Intersegment costs:
Interest (a)	(1,417)	901	(2,318)	N/A
Fees (b)	426	424	2	—%
Consignment fees (c)	2,716	1,945	771	40%
Total intersegment costs	1,725	3,270	(1,545)	(47%)
Agency segment gross profit (d)	$65,547	$113,686	$(48,139)	(42%)
Statistical Metrics:
Aggregate Auction Sales (e)	$585,392	$895,443	$(310,051)	(35%)
Net Auction Sales (f)	$491,176	$755,817	$(264,641)	(35%)
Items sold at auction with a hammer (sale) price greater than $1 million	61	112	(51)	(46%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $1 million	$245,429	$476,883	$(231,454)	(49%)
Items sold at auction with a hammer (sale) price greater than $3 million	17	39	(22)	(56%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$175,834	$348,500	$(172,666)	(50%)
Auction commission margin (g)	15.4%	15.0%	0.40%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.77%	1.33%	0.44%	N/A
Private Sales (h)	$103,047	$137,491	$(34,444)	(25%)

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest charged by SFS for secured loans issued with an interest rate below its target rate. Such loans are issued by SFS as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship. See the discussion of SFS results below for an explanation of the credit balance reflected within intersegment interest for the three months ended March 31, 2016.

(b)
Represents fees charged by SFS for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents fees charged by SFS for term loan collateral sold at auction or privately through the Agency segment. Such fees, which represent a portion of the commission revenue earned on the sale of the loan collateral, are paid to compensate SFS for generating auction and private sale consignments.

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
Overview—For the three months ended March 31, 2016, Agency segment gross profit decreased $48.1 million (42%) principally due to a $37.3 million (33%) decrease in auction commission revenues resulting from a lower level of Net Auction Sales. The comparison of Agency segment gross profit to the prior year is also unfavorably impacted by losses associated with auction guarantees and inventory writedowns.
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
For the three months ended March 31, 2016, auction commission revenues decreased $37.3 million (33%) primarily due to a 35% decrease in Net Auction Sales, however, the impact of the decline in Net Auction Sales was somewhat mitigated by an increase in Auction Commission Margin from 15.0% to 15.4%. See below for more information on Net Auction Sales and a discussion of Auction Commission Margin.

Net Auction Sales—The table below presents a summary of Net Auction Sales for the three months ended March 31, 2016 and 2015, as well as a comparison between the current and prior year periods (in millions of dollars):

			Variance
Three Months Ended March 31,	2016	2015	$	%
Impressionist and Modern Art	$171.5	$290.9	$(119.4)	(41%)
Contemporary Art	151.5	251.7	(100.2)	(40%)
Old Master and British Paintings and Drawings	84.7	67.2	17.5	26%
Asian Art	33.9	63.9	(30.0)	(47%)
Jewelry	4.8	11.9	(7.1)	(60%)
Other fine art, decorative art, and collectibles	65.9	70.2	(4.3)	(6%)
Sub-total	512.3	755.8	(243.5)	(32%)
Impact of foreign exchange rate changes	(21.1)	N/A	(21.1)	N/A
Total	$491.2	$755.8	$(264.6)	(35%)
In the first quarter of 2015, Sotheby’s reported unusually strong sales, attributable to various-owner sales of Impressionist and Contemporary Art in London, including the single-owner Bear Witness sale, and Asian Art sales in New York.
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment, as well as by Sotheby's use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. See Note 11 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.
For the three months ended March 31, 2016, Auction Commission Margin increased 0.4% (from 15.0% to 15.4%) primarily due to changes in sales mix, as fewer objects were sold in the higher price bands of Sotheby's buyer's premium rate structure during the period. Also contributing to the increase in Auction Commission Margin was greater pricing discipline on seller's commissions. However, Auction Commission Margin for the period is negatively influenced by sales of property from the Taubman Collection. The Taubman Collection is subject to an auction guarantee and although it totaled $22.5 million of Net Auction Sales in the first quarter of 2016, overall sale results (including those recognized in 2015) will fall short of the guaranteed amount and Sotheby's will not recognize any net auction commission revenue from this consignment. Excluding the Net Auction Sales attributable to the Taubman Collection in the first quarter of 2016, Auction Commission Margin was 16.2% for the period, representing a 120 basis point increase when compared to the same period in the prior year. (See "Update on Taubman Collection" below.)
Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Because private sales are individually negotiated non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues. For the three months ended March 31, 2016, private sale commissions decreased $3.2 million (28%) due to both a lower aggregate value of transactions and a lower number of high-value transactions completed during the current period.
Other Agency Commissions and Fees—Other Agency commissions and fees includes: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) commissions and other fees earned on sales brokered by third parties, (iii) fees charged to consignors for property withdrawn prior to auction, (iv) fees charged for catalogue production and property management, (v) catalogue subscription revenues, and (vi) advertising revenues. For the three months ended March 31, 2016, the decrease in other Agency commissions and fees is primarily attributable to a higher level of losses associated with Sotheby's portfolio of auction guarantees.

Agency Direct Costs—The table below presents a summary of Agency direct costs for the three months ended March 31, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended March 31,	2016	2015	$ / %	%
Auction direct costs:
Sale marketing	$3,421	$4,739	$(1,318)	(28%)
Shipping	2,634	2,802	(168)	(6%)
Sale venue	906	1,226	(320)	(26%)
Other	1,733	1,315	418	32%
Total auction direct costs	8,694	10,082	(1,388)	(14%)
Private sale expenses	845	1,757	(912)	(52%)
Total Agency direct costs	$9,539	$11,839	$(2,300)	(19%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.77%	1.33%	0.44%	N/A
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
For the three months ended March 31, 2016, auction direct costs decreased $1.4 million (14%) due to the lower value of Sotheby's auction offerings during the period.
Inventory Sales and Cost of Inventory Sales—Agency segment inventory sales include proceeds earned from the sale of (i) artworks that have been obtained as a result of the failure of guaranteed property to sell at auction, (ii) artworks that have been purchased opportunistically, including property acquired for sale at auction, and (iii) other objects obtained as a consequence of the auction process (e.g., as a result of buyer default).
The table below presents a summary of Agency segment inventory activities for the three months ended March 31, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended March 31,	2016	2015	$	%
Inventory sales	$4,710	$11,807	$(7,097)	(60%)
Cost of inventory sales	8,964	10,894	(1,930)	(18%)
Gross (loss) profit	$(4,254)	$913	$(5,167)	N/A
The unfavorable comparison of Agency segment inventory activities to the prior period is primarily due to a higher level of inventory writedowns as well as lower profitability on sales completed during the period.
Sotheby's Financial Services
SFS provides certain collectors and art dealers with financing secured by works of art that Sotheby's either has in its possession or permits borrowers to possess. SFS generally makes two types of secured loans: (i) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment (a "consignor advance"); and (ii) general purpose term loans secured by property not presently intended for sale (a "term loan"). See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about the SFS loan portfolio.
The lending activities of SFS are predominantly funded with borrowings drawn from a dedicated revolving credit facility. Cash balances are also used to fund a portion of the SFS loan portfolio. See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the SFS Credit Facility.

The table below presents a summary of SFS gross profit and related statistical metrics as of and for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

			Variance
Three Months Ended March 31,	2016	2015	$ /%	%
Finance revenues:
Client paid revenues:
Interest	$12,554	$9,716	$2,838	29%
Fees	2,201	2,971	(770)	(26%)
Total client paid revenues	14,755	12,687	2,068	16%
Intersegment revenues:
Interest (a)	(1,417)	901	(2,318)	N/A
Fees (b)	426	424	2	—%
Consignment fees (c)	2,716	1,945	771	40%
Total intersegment revenues	1,725	3,270	(1,545)	(47%)
Total Finance revenues	16,480	15,957	523	3%
Cost of Finance revenues (d)	4,394	3,388	1,006	30%
SFS gross profit (e)	$12,086	$12,569	$(483)	(4%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$610,658	$699,847	$(89,189)	(13%)
Average Loan Portfolio (g)	$660,315	$677,638	$(17,323)	(3%)
Credit Facility Borrowings (h)	$521,000	$501,500	$19,500	4%
Average Credit Facility Borrowings (i)	$539,714	$472,872	$66,842	14%
Average Equity in Loan Portfolio (j)	$120,601	$204,766	$(84,165)	(41%)
SFS Leverage Ratio (k)	85.3%	71.7%	13.6%	N/A
Finance Revenue Margin (l)	10.0%	9.4%	0.6%	N/A
SFS LTM Return on Equity (m)	16.3%	10.9%	5.4%	N/A

Legend:
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the SFS target rate. Such loans are issued by SFS as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship. For the three months ended March 31, 2016, SFS earned client paid interest of $2.5 million resulting from a retroactive interest rate increase triggered during the period. SFS was previously compensated for this amount by the Agency segment through a credit to intersegment revenues. This intersegment revenue credit was reversed in the first quarter of 2016 upon receipt of the client paid interest.

(b)
Represents fees earned from the Agency segment for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents fees earned from the Agency segment for SFS term loan collateral sold at auction or privately through the Agency segment. Such fees, which represent a portion of the commission revenue earned on the sale of the loan collateral, are paid to compensate SFS for generating auction and private sale consignments.

(d)	Includes borrowing costs related to the SFS Credit Facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees.
(e)
The calculation of gross profit for SFS does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

(f)	Represents the period end net loan portfolio balance.
(g)	Represents the average loan portfolio outstanding during the period.
(h)	Represents the period end balance of borrowings outstanding under the SFS Credit Facility.
(i)	Represents average borrowings outstanding during the period under the SFS Credit Facility.
(j)	Calculated as Average Loan Portfolio less Average Credit Facility Borrowings.
(k)
Calculated as Credit Facility Borrowings divided by Loan Portfolio Balance. In early April 2016, Sotheby's made repayments of revolving credit facility borrowings which reduced the Finance Segment Leverage Ratio to approximately 83%.

(l)	Represents the annualized margin of total client paid and intersegment Finance revenues in relation to the Average Loan Portfolio.
(m)
Represents the return on net income attributable to SFS, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using the estimated effective income tax rate of SFS (38.4%) for the last twelve months ended March 31, 2016.

For three months ended March 31, 2016, the gross profit of SFS decreased $0.5 million (4%) principally due to an increase in borrowing costs, resulting from funding a greater portion of the loan portfolio with revolving credit facility borrowings, as well as a $0.5 million decrease in collateral release fees. These factors are partially offset by higher consignment fees earned from the Agency segment as a result of sales of term loan collateral at auction and privately during the period.
As of March 31, 2016, the Loan Portfolio Balance of $610.7 million represents a $71.6 million (11%) decrease when compared to December 31, 2015 principally due to proceeds collected during the first quarter from loan collateral sales.
Other Revenues
Other revenues includes fees earned from art advisory services and other ancillary revenues. For the three months ended March 31, 2016, the increase in other revenues is attributable to $1.3 million in advisory fees earned by Art Agency, Partners, which was acquired in January 2016. See Note 6 of Notes to Condensed Consolidated Financial Statements.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby’s brand and include digital and print advertising, client relationship development, Sotheby’s lifestyle magazines, and certain sponsorship agreements. For the three months ended March 31, 2016, marketing expenses increased $1 million (23%) principally due to a higher level of cost associated with marketing sponsorship agreements.

Salaries and Related Costs
For the three months ended March 31, 2016 and 2015, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended March 31,	2016	2015	$	%
Full-time salaries	$36,556	$36,776	$(220)	(1%)
Incentive compensation expense	1,973	1,813	160	9%
Share-based payment expense	5,837	5,653	184	3%
Acquisition earn-out compensation	2,187	—	2,187	N/A
Payroll taxes	5,405	5,606	(201)	(4%)
Employee benefits	5,711	8,903	(3,192)	(36%)
Contractual severance agreements	6,114	—	6,114	N/A
Other compensation expense	4,388	4,179	209	5%
Total salaries and related costs	$68,171	$62,930	$5,241	8%
For the three months ended March 31, 2016, changes in foreign currency exchange rates reduced salaries and related costs by $1.2 million when compared to the prior year period. Excluding the impact of foreign currency exchange rate changes, salaries and related costs increased $6.4 million (10%) for the three months ended March 31, 2016.
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three months ended March 31, 2016, full-time salaries decreased $0.2 million (1%) principally due to changes in foreign currency exchange rates ($0.8 million) and savings resulting from the voluntary separation incentive programs enacted in December 2015 (see "Voluntary Separation Incentive Programs (net)" below). These factors are partially offset by base salary increases and headcount reinvestments in the current year. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $0.6 million (2%) for the three months ended March 31, 2016.
Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, market-based share units, restricted stock units, and restricted stock. Equity compensation awards are generally granted annually in the first quarter of the year, primarily under Sotheby's incentive compensation program. The amount of compensation expense recognized for share-based payments is based on management’s estimate of the number of units or shares ultimately expected to vest as a result of employee service. In addition, for performance share units, the amount and timing of expense recognition is significantly impacted by management’s quarterly assessment of the likelihood and timing of achieving the underlying financial performance targets.
For the three months ended March 31, 2016, share-based payment expense increased $0.2 million (3%) primarily due to the accelerated recognition of $1.2 million of compensation expense pursuant to the contractual severance agreements discussed below, largely offset by management's reassessment of the number of performance-based equity compensation units expected to vest and a lower value of share-based payment awards granted in the first quarter of 2016.
(See Note 13 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.)
Acquisition Earn-Out Compensation—On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors, for initial cash consideration of $50 million. Sotheby's has agreed to make earn-out payments to the former owners of AAP not to exceed $35 million in the aggregate over the next four to five years, contingent on the achievement of a minimum level of financial performance in the Agency segment within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's existing art advisory business. For accounting purposes, the earn-out payments are recorded as compensation expense within Salaries and Related Costs and are being expensed on a pro-rata basis over the periods during which the financial performance targets are expected to be met. For the three months ended March 31, 2016, Sotheby's recognized $2.2 million of compensation expense associated with this earn-out arrangement. See Note 6 of Notes to Condensed Consolidated Financial Statements for further information regarding the AAP acquisition.

Employee Benefits—Employee benefits include the cost of Sotheby's retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby's material retirement plans include defined benefit and defined contribution pension plans for its employees in the U.K. and defined contribution and deferred compensation plans for its U.S. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby's financial performance. Additionally, the level of expense related to Sotheby's defined benefit pension plan in the U.K. is significantly influenced by expected service costs, interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby's Deferred Compensation Plan (the "DCP") is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and therefore, decrease employee benefit costs. On a consolidated basis, cost increases (decreases) related to the DCP liability are largely offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Condensed Consolidated Statements of Operations within other income (expense).
For the three months ended March 31, 2016, employee benefit costs decreased $3.2 million (36%) when compared to the prior year due in part to a net pension benefit of $1.2 million primarily attributable to the expected closure of Sotheby's U.K. defined benefit plan to future salary accruals (see Note 9 of Notes to Condensed Consolidated Financial Statements). In the prior year, Sotheby's recognized a net pension cost of $0.4 million associated with this pension plan. The decrease in employee benefit costs is also in part attributable to a lower level of non-contractual employee severance costs, lower costs associated with the DCP as a result of a decline in the performance of deemed participant investments, and reduced headcount, partially offset by higher health and welfare costs.
Contractual Severance Agreements—In the first quarter of 2016, Sotheby's entered into contractual severance agreements with certain senior employees that provide cash severance benefits and the ability to continue to vest in share-based payment awards after termination of employment. Sotheby's recorded a $6.1 million charge in the first quarter of 2016 related to the cash severance benefits owed under these arrangements. See "Share-Based Payment Expense" above for the details of the associated charge resulting from the acceleration of share-based payment expense.

General and Administrative Expenses
For the three months ended March 31, 2016 and 2015, general and administrative expenses consisted of the following (in thousands of dollars):

			Variance
Three Months Ended March 31,	2016	2015	$	%
Professional fees:
Operations (a)	$4,667	$4,617	$50	1%
Legal and compliance (b)	5,051	3,255	1,796	55%
Other (c)	2,860	3,206	(346)	(11%)
Total professional fees	12,578	11,078	1,500	14%
Facilities-related expenses	11,011	10,684	327	3%
Travel and entertainment	5,026	6,575	(1,549)	(24%)
Telecommunication and technology	3,338	2,037	1,301	64%
Insurance	1,472	1,284	188	15%
Other indirect expenses (d)	2,251	3,071	(820)	(27%)
Total general and administrative expenses	$35,676	$34,729	$947	3%
(a) Includes professional fees incurred by Sotheby's to outsource certain business functions such as catalogue production and its client contact management center, as well as for assistance with personnel recruiting, website maintenance and development, and other activities.
(b) Includes fees related to legal, audit, and tax services, and other compliance-related activities.
(c) Includes costs related to various administrative areas, Board of Director fees, and business consulting costs incurred to assist management in the analysis and development of business and operational strategies.
(d) Includes costs related to client goodwill gestures and claims, uncollectible accounts and other miscellaneous indirect costs.
For the three months ended March 31, 2016, changes in foreign currency exchange rates decreased general and administrative expenses by $0.7 million when compared to the same period in the prior year. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $1.6 million (5%) during the period.
See below for a detailed discussion of the significant operating factors impacting the comparison of the various elements of general and administrative expenses between the current and prior period.
Professional fees—For the three months ended March 31, 2016, professional fees increased $1.5 million (14%) principally due to a higher level of legal and tax service fees.
Travel and entertainment—For the three months ended March 31, 2016, travel and entertainment expenses decreased $1.5 million (24%) as a result of cost savings initiatives in this area and reduced headcount resulting from the enactment of voluntary separation incentive programs in the fourth quarter of 2015 (see "Voluntary Separation Incentive Programs (net)" below).
Telecommunication and technology—Telecommunication and technology includes telephone, mobile-device and computer related expenses. For the three months ended March 31, 2016, telecommunication and technology expense increased $1.3 million (64%) largely due to costs incurred to implement new digital initiatives intended to enhance the client online experience.
Other indirect expenses—For the three months ended March 31, 2016, other indirect costs decreased $0.8 million (27%) primarily due to a lower level of client goodwill gestures and claims and lower bad debt expense.

Voluntary Separation Incentive Programs (Net)
On November 13, 2015, Sotheby's announced a series of regional voluntary separation incentive programs (the "Programs") aimed at reducing headcount and associated compensation costs. The Programs were offered to Sotheby's employees in jurisdictions where it was practical to do so. Employees who elected to participate in the Programs were accepted only upon approval by Sotheby's management.
In the fourth quarter of 2015, Sotheby's recognized a charge of $36.9 million as a result of the Programs, consisting of $33.8 million in cash severance benefits and $3.1 million in accelerated equity compensation expense related to awards that will continue to vest after termination of employment, subject to Sotheby's achievement of the underlying profitability targets, when applicable. The liability related to the $33.8 million in cash severance benefits is recorded within Accounts Payable and Accrued Liabilities on the December 31, 2015 Condensed Consolidated Balance Sheet and includes $4.7 million related to 2015 incentive compensation that would have been paid to participants had they not participated in the Programs.
For the three months ended March 31, 2016, Sotheby's recognized a ($0.3) million net credit to the previously recorded charge as a result of management's quarterly assessment of the likelihood that performance-based stock units held by program participants will vest. Through March 31, 2016, Sotheby's made cash payments of approximately $27.4 million related to the Programs. Accordingly, the remaining accrued liability related to the Programs recorded within Accounts Payable and Accrued Liabilities on the March 31, 2016 Condensed Consolidated Balance Sheet was $6.4 million. The remaining liability is expected to be settled through cash payments made principally in the second quarter of 2016.
Employee transitions under the Programs commenced on December 31, 2015 and will occur throughout 2016. The Programs will result in a net reduction of approximately 5% of its global headcount of approximately 1,600 employees prior to their implementation.
CEO Separation and Transition Costs
In the first quarter of 2015, Sotheby's recognized $4.2 million in costs associated with the hiring of Thomas S. Smith, Jr. as its President and Chief Executive Officer. These costs principally relate to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully-vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that was paid in September 2015. There was no required service period associated with this compensation. The CEO Separation and Transition Costs recognized in the first quarter of 2015 also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.
Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States ("U.S.") and the U.K. The 2014 Restructuring Plan resulted in net Restructuring Charges of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and approximately $0.3 million in lease exit costs. For the three months ended March 31, 2015, Sotheby's recognized a credit of approximately $0.4 million in Restructuring Charges (net) as a result of adjustments to the initial accrual for employee termination benefits. The headcount reductions resulting from the 2014 Restructuring Plan were completed in the third quarter of 2015 and the associated liability has been fully settled.
Net Interest Expense
For the three months ended March 31, 2016, net interest expense decreased $1.4 million (16%) almost entirely due to the July 2015 refinancing of the mortgage on Sotheby's headquarters at 1334 York Avenue in New York. See Note 8 of Notes to Condensed Consolidated Financial Statements.
Other Income (Expense)
For the three months ended March 31, 2015, other expense included losses on certain foreign currency denominated transactions, which were not repeated in the current period.

Income Tax (Benefit) Expense
The quarterly income tax provision is calculated using an estimated annual effective income tax rate based on actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
Prior to the fourth quarter of 2015, based on Sotheby’s projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby's Common Stock repurchase program (see "Liquidity and Capital Resources" below), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, Sotheby's reassessed its U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of March 31, 2016, $146 million of the foreign earnings discussed above have been repatriated and used to fund Common Stock repurchases in the first quarter of 2016. Management expects that additional repatriations will be made later in 2016, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently being evaluated. See statement on Forward Looking Statements.
Based on current projections and planned uses of U.S. and foreign cash, management believes that its cash balances and earnings in the U.S., as well as the amount of unremitted foreign earnings for which a deferred tax liability has been provided will satisfy its current cash needs in the U.S. Accordingly, management plans to indefinitely reinvest a portion of its prospective foreign earnings (those related to Sotheby’s non-U.K. foreign subsidiaries) outside of the U.S. As a result, management expects that Sotheby’s effective income tax rate, excluding discrete items, will decrease in 2016 and future years, when compared to 2015. See statement on Forward Looking Statements.
As of March 31, 2016, Sotheby’s estimates that its annual effective income tax rate, excluding discrete items, will be approximately 31% as compared to its estimate of approximately 36% as of March 31, 2015. The decrease in the estimated annual effective income tax rate is primarily due to management’s assertion regarding the indefinite reinvestment of Sotheby’s 2016 foreign earnings (except those related to Sotheby’s subsidiaries in the U.K.), as described above, as well as a decrease in Sotheby’s state and local effective income tax rate due to legislation enacted subsequent to the first quarter of 2015 and, to a lesser extent, to a change in the jurisdictional mix of pre-tax earnings.
For the three months ended March 31, 2016, Sotheby’s effective income tax rate is approximately 33% compared to an effective income tax rate of approximately 50% for the three months ended March 31, 2015. The decrease in the effective income tax rate as compared to the prior year is due to the decrease in the estimated annual effective income tax rate, as discussed above, as well as discrete tax expense of $1 million recorded in the first quarter of 2015 as a result of concluding income tax audits, which increased the effective income tax rate by approximately 13%.

Update on Taubman Collection
On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman (the "Estate") under which it is selling works of art from the Taubman Collection. Robert S. Taubman, a trustee and beneficiary of the Estate, was a director of Sotheby's at the time Sotheby's entered into the arrangement. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, after taking into account items withdrawn by the Estate prior to sale. Through March 31, 2016, total aggregate proceeds (i.e., the hammer price plus buyer's premium) from sales of Taubman Collection property were $473 million. The results of these sales, combined with the estimated value of items which were taken into inventory after failing to sell at auction ($33 million) resulted in a loss on the auction guarantee of approximately $3 million, which was recognized in the fourth quarter of 2015. As of March 31, 2016, the remaining outstanding auction guarantee related to the Taubman Collection totaled $1.3 million and relates to property scheduled to be offered at auction in 2016.
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended March 31, 2016, changes in foreign currency exchange rates had a net unfavorable impact of $0.9 million on Sotheby's operating loss, with revenues unfavorably impacted by $3.4 million and expenses favorably impacted by $2.5 million.
NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. The non-GAAP financial measures presented in this Form 10-Q are: (i) Adjusted Expenses; (ii) Adjusted Operating (Loss) Income; (iii) Adjusted Net (Loss) Income; and (iv) Adjusted Diluted (Loss) Earnings Per Share. Sotheby's definition of these non-GAAP financial measures is provided in the following paragraphs.
Adjusted Expenses is defined as Total Expenses excluding the Cost of Inventory Sales, the Cost of Finance Revenues, charges related to contractual severance agreements entered into in the first quarter of 2016 (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO Separation and Transition Costs, and Restructuring Charges (net). Adjusted Operating (Loss) Income is defined as operating (loss) income excluding charges related to contractual severance agreements entered into in the first quarter of 2016 (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO Separation and Transition Costs, and Restructuring Charges (net). Adjusted Net (Loss) Income is defined as Net (Loss) Income Attributable to Sotheby's, excluding the after-tax impact of charges related to contractual severance agreements entered into in the first quarter of 2016 (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO Separation and Transition Costs, and Restructuring Charges (net). Adjusted Diluted (Loss) Earnings Per Share is defined as Diluted (Loss) Earnings Per Share excluding the per share impact of charges related to contractual severance agreements entered into in the first quarter of 2016 (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO Separation and Transition Costs, and Restructuring Charges (net).
Adjusted Expenses is used by the Board of Directors and management to assess Sotheby's cost structure when compared to prior periods and on a forward-looking basis, particularly in evaluating performance against management's cost control initiatives. Accordingly, Adjusted Expenses allows investors to assess Sotheby's performance on the same basis as the Board of Directors and management. Adjusted Expenses provides insight into Sotheby's ongoing cost structure, absent the interest costs associated with funding the SFS loan portfolio and the Cost of Inventory Sales, which are unpredictable and can vary significantly from one period to the next, and costs associated with unusual items.
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

The following is a reconciliation of Total Expenses to Adjusted Expenses for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

	Three Months Ended
	March 31,
	2016	2015
Total expenses	$138,520	$137,271
Subtract: Cost of inventory sales	10,738	11,713
Subtract: Cost of Finance revenues	4,394	3,388
Subtract: Contractual severance agreement charges	6,114	—
Subtract: Voluntary separation incentive program charges (net)	(307)	—
Subtract: CEO separation and transition costs	—	4,189
Subtract: Restructuring charges (net)	—	(359)
Adjusted Expenses	$117,581	$118,340
The following is a reconciliation of Operating (Loss) Income to Adjusted Operating (Loss) Income for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

	Three Months Ended
	March 31,
	2016	2015
Operating (loss) income	$(31,989)	$18,404
Add: Contractual severance agreement charges	6,114	—
Add: Voluntary separation incentive program charges (net)	(307)	—
Add: CEO separation and transition costs	—	4,189
Add: Restructuring charges (net)	—	(359)
Adjusted Operating (Loss) Income	$(26,182)	$22,234
The following is a reconciliation of Net (Loss) Income Attributable to Sotheby's to Adjusted Net (Loss) Income for the three months ended March 31, 2016 and 2015 (in thousands of dollars):

	Three Months Ended
	March 31,
	2016	2015
Net (loss) income attributable to Sotheby's	$(25,884)	$5,202
Add: Contractual severance agreement charges, net of tax	3,742	—
Add: Voluntary separation incentive programs charges (net), net of tax	(198)	—
Add: CEO separation and transition costs, net of tax	—	2,446
Add: Restructuring charges (net), net of tax	—	(225)
Adjusted Net (Loss) Income	$(22,340)	$7,423

The following is a reconciliation of Diluted (Loss) Earnings Per Share to Adjusted Diluted (Loss) Earnings Per Share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Diluted (loss) earnings per share	$(0.41)	$0.07
Add: Contractual severance agreement charges, per share	0.06	—
Add: Voluntary separation incentive program charges (net), per share	—	—
Add: CEO separation and transition costs, per share	—	0.04
Add: Restructuring charges (net), per share	—	—
Adjusted Diluted (Loss) Earnings Per Share	$(0.35)	$0.11
CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2016, total cash and cash equivalents decreased $434.7 million to $414 million, as compared to a decrease of $312.8 million to $381.1 million for the three months ended March 31, 2015, primarily due to the factors discussed below.
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
For the three months ended March 31, 2016, net cash used by operating activities of $303.2 million is principally attributable to Sotheby's net cash outflows of $202.1 million associated with the settlement of auction and private sale transactions during the period (including approximately $231 million paid to related party consignors). This net cash outflow is principally due to sale proceeds collected from buyers late in 2015 for which payments were not made to consignors until early-2016, as well as the payment of net sale proceeds to certain consignors in advance of collecting the purchase price from buyers. Cash flows from operating activities are also impacted by the funding of 2015 incentive compensation payments ($38 million), payments to voluntary separation incentive program participants ($27 million), and income tax payments ($9 million).
For the three months ended March 31, 2015, net cash used by operating activities of $277.4 million was principally attributable to Sotheby's net cash outflows of $147.9 million associated with the settlement of auction and private sale transactions. This net cash outflow is particularly influenced by the payment of net sale proceeds to certain consignors in advance of collecting the purchase price from buyers. Cash flows from operating activities in the first quarter of 2015 were also impacted by the funding of approximately $62 million of 2014 incentive compensation payments, the funding of inventory acquisitions, and approximately $19 million in income tax payments.
Net Cash Provided (Used) by Investing Activities—For the three months ended March 31, 2016, net cash provided by investing activities of $49.1 million is primarily attributable to net collections of client loans ($78.3 million) due in part to proceeds received from loan collateral sales, as well as a $25.1 million decrease in restricted cash as a result of the payment of sale proceeds to consignors in foreign countries where auction houses are legally required to maintain such funds in segregated accounts. These cash inflows are partially offset by the cash used to acquire Art Agency, Partners ($50.6 million, net of cash acquired) in the first quarter of 2016. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the acquisition of Art Agency, Partners.

For the three months ended March 31, 2015, net cash used by investing activities of $65.1 million was principally attributable to Sotheby's net funding of client loans of $51.5 million and its acquisition of a 25% ownership interest in RM Auctions for $30.7 million (see Note 1 of Notes to Condensed Consolidated Financial Statements).These investing cash outflows were partially offset by a $17.8 million decrease in restricted cash as a result of the payment of sale proceeds to consignors in foreign countries where auction houses are legally required to maintain such funds in segregated accounts.
Net Cash (Used) Provided by Financing Activities—For the three months ended March 31, 2016, net cash used by financing activities of $176.2 million is due to Common Stock repurchases of $147.6 million and $20.5 million in net repayments of borrowings under the SFS Credit Facility.
For the three months ended March 31, 2015, net cash provided by financing activities of $38.3 million was largely due to $56.5 million in net borrowings under the SFS credit facility, partially offset by dividend and dividend equivalent payments of $9.5 million, and the funding of employee tax obligations related to share-based payments of $8.9 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of March 31, 2016 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$320,255	$7,420	$15,843	$17,248	$279,744
Interest payments	74,033	10,048	24,994	24,464	14,527
Sub-total	394,288	17,468	40,837	41,712	294,271
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	110,250	15,750	31,500	31,500	31,500
Sub-total	410,250	15,750	31,500	31,500	331,500
SFS credit facility borrowings	521,000	—	—	521,000	—
Total debt and interest payments	1,325,538	33,218	72,337	594,212	625,771
Other commitments:
Operating lease obligations (b)	85,068	17,722	19,219	12,647	35,480
Compensation arrangements (c)	11,943	3,398	7,145	1,400	—
Voluntary separation incentive programs (d)	6,448	6,448	—	—	—
Contractual severance agreements (e)	5,701	5,701	—	—	—
Auction guarantees (f)	72,451	72,451	—	—	—
Unfunded loan commitments (g)	9,963	9,963	—	—	—
Uncertain tax positions (h)	—	—	—	—	—
Total other commitments	191,574	115,683	26,364	14,047	35,480
Total	$1,517,112	$148,901	$98,701	$608,259	$661,251

(a)
See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. Due to the variable interest rate associated with the York Property Mortgage, Sotheby's entered into interest rate protection agreements consisting of a two-year interest rate swap and a five-year interest rate collar. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75% for the remainder of the seven-year term. In consideration of the interest rate protection agreements, the table above assumes that the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term. See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate protection agreements.

(b)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.

(c)
These amounts represent the remaining commitment for future salaries and other cash compensation, excluding any participation in Sotheby’s incentive compensation and share-based payment programs, related to compensation arrangements with certain senior employees. See Note 10 of Notes to Condensed Consolidated Financial Statements.

(d)	These amounts represent cash severance benefits owed to participants in Sotheby's regional voluntary separation incentive programs. See Note 14 of Notes to Condensed Consolidated Financial Statements

(e)
These amounts represent cash severance benefits owed to certain senior employees who entered into contractual severance agreements in the first quarter of 2016. See "Salaries and Related Costs" within "Results of Operations for the Three Months Ended March 31, 2016 and 2015" above.

(f)	Represents the amount of auction guarantees outstanding net of amounts advanced, if any, as of March 31, 2016. See Note 11 of Notes to Condensed Consolidated Financial Statements.
(g) Represents unfunded commitments to extend additional credit through SFS. See Note 5 of Notes to Condensed Consolidated Financial Statements.

(h)
Excludes the $20.5 million liability recorded for uncertain tax positions that would be settled by cash payments to various taxing authorities, which are classified as long-term liabilities on Sotheby's Condensed Consolidated Balance Sheet as of March 31, 2016. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with various taxing authorities. See Note 20 of Notes to Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded SFS loan commitments and (ii) Note 11 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
CONTINGENCIES
For information related to contingencies see: (i) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses legal contingencies, (ii) Note 11 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 20 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 20 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of March 31, 2016, cash and cash equivalents totaled $414 million, with $22.1 million held in the U.S. and $391.9 million held by foreign subsidiaries (see "Repatriation of Foreign Earnings" below). As of March 31, 2016, Sotheby's also held $6.5 million of short-term and long-term restricted cash almost entirely related to certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts. As of March 31, 2016, Management estimates that Sotheby's has approximately $313 million of total cash and cash equivalents after taking into account funds held that are due to consignors. The current focus of Sotheby's cash investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are primarily invested in the highest rated overnight deposits.
These cash balances, in addition to $234.3 million in revolving credit facility borrowing capacity as of March 31, 2016, may be used to support Sotheby's capital needs, including its current business requirements, the pursuit of growth opportunities and initiatives, the execution of the Common Stock repurchase program, and to ensure appropriate liquidity for a market downturn that could occur due to the cyclical nature of the global art market. See "Common Stock Repurchase Program" and "Revolving Credit Facility" below.
Common Stock Repurchase Program—On January 21, 2016, in conjunction with management's capital allocation analysis, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. In the first quarter of 2016, Sotheby's repurchased 6,525,419 shares of its Common Stock for $154.5 million at an average price of $23.68 per share under this increased authorization through open market purchases and purchases made pursuant to its Rule 10b5-1 plan. The $154.5 million in Common Stock repurchases includes $6.9 million recorded within Accounts Payable and Accrued Liabilities as of March 31, 2016 for transactions that settled in early-April 2016. Subsequent to March 31, 2016 and through May 5, 2016, Sotheby's repurchased an additional 1,365,119 shares of its Common Stock for $36.5 million ($26.73 per share) pursuant to a Rule 10b5-1 plan. As of May 5, 2016, $134 million remained under the current share repurchase authorization. Management expects to continue to repurchase shares of Common Stock via open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph.

The timing of share repurchases and the actual amount purchased will depend on a variety of factors, including the market price of Sotheby's Common Stock, general market and economic conditions, and other corporate considerations. Repurchases may continue to be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which allows Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.
See statement on Forward Looking Statements.
Elimination of Quarterly Dividend—On January 21, 2016, in conjunction with management's capital allocation analysis, the Board of Directors decided to eliminate Sotheby's $0.10 per share quarterly cash dividend and allocate the capital instead to repurchase shares of Common Stock, as discussed above.
Repatriation of Foreign Earnings—Prior to the fourth quarter of 2015, based on Sotheby’s projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby's Common Stock repurchase program discussed above, as well as the need for cash in the U.S. to fund other corporate strategic initiatives, Sotheby's reassessed its U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of March 31, 2016, $146 million of the foreign earnings discussed above have been repatriated and used to fund Common Stock repurchases in the first quarter of 2016. Management expects that additional repatriations will be made later in 2016, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently being evaluated. See statement on Forward Looking Statements.
Based on current projections and planned uses of U.S. and foreign cash, management believes that its cash balances and earnings in the U.S., as well as the amount of unremitted foreign earnings for which a deferred tax liability has been provided will satisfy its current cash needs in the U.S. Accordingly, management plans to indefinitely reinvest a portion of its prospective foreign earnings (those related to Sotheby’s non-U.K. foreign subsidiaries) outside of the U.S. As a result, management expects that Sotheby’s effective income tax rate, excluding discrete items, will decrease in 2016 and future years, when compared to 2015. See statement on Forward Looking Statements and "Income Tax (Benefit) Expense" above.
Revolving Credit Facilities—Sotheby's and certain of its wholly-owned subsidiaries are parties to a credit agreement with an international syndicate of lenders which provides for separate dedicated revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (the "Credit Agreement"). On June 15, 2015, the Credit Agreement was amended to increase the commitments under the SFS Credit Facility in order to support the lending activities of that business and to extend the maturity date of the Credit Agreement by one year to August 22, 2020.
The Agency Credit Facility is an asset-based revolving credit facility of which the proceeds may be used primarily for the working capital and other general corporate needs of the Agency segment. The SFS Credit Facility is an asset-based revolving credit facility of which the proceeds may be used primarily for the working capital and other general corporate needs of SFS, including the funding of client loans. The Credit Agreement allows Sotheby's to transfer the proceeds of borrowings under each of the revolving credit facilities between the Agency segment and SFS.
The maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to SFS, including a $485 million increase that was secured for SFS in conjunction with the June 2015 amendment. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The Incremental Facility has a maturity date of August 22, 2016, which may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.

The Credit Agreement has a sub-limit of $400 million for borrowings in the U.K. and Hong Kong, with up to $50 million available for foreign borrowings under the Agency Credit Facility and up to $350 million available for foreign borrowings under the SFS Credit Facility. The Credit Agreement also includes an accordion feature, which allows Sotheby’s to seek an increase to the combined borrowing capacity of the Credit Agreement until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits Sotheby’s to seek an increase to the aggregate commitments of either or both of the Agency and SFS credit facilities under an expedited arrangement process.
The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 5 of Notes to Condensed Consolidated Financial Statements), a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 5 of Notes to Condensed Consolidated Financial Statements), and the fair value of certain of Sotheby's trademarks. The borrowing base of the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks. The borrowing base under the SFS Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the SFS loan portfolio and the fair value of certain of Sotheby's trademarks.
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
The Credit Agreement does not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2016.
Assessment of Liquidity and Capital Requirements—Sotheby's has separate capital structures and financial policies for its Agency segment and SFS. The Agency segment generally relies on existing cash balances (including amounts collected on behalf of and owed to consignors), operating cash flows, and revolving credit facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings by the Agency segment is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the pursuit of business opportunities and growth initiatives, and the timing of the repatriation of foreign earnings.
SFS predominantly relies on revolving credit facility borrowings to fund client loans. To a lesser extent, cash balances are also used to fund a portion of the SFS loan portfolio, as appropriate. The timing and extent of revolving credit facility borrowings by SFS is dependent upon a number of factors including, but not limited to, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, and the timing of the settlement of existing client loans.

Sotheby's short-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures, the funding of other possible business initiatives and/or investments, and the funding of potential Common Stock repurchases, as well as the funding of the other short-term commitments due on or before March 31, 2016, as summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
Sotheby's long-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction and private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, the funding of capital expenditures, and the funding of possible business initiatives and/or investments (including the funding of potential earn-out payments associated with the acquisition of AAP), the funding of potential Common Stock repurchases, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. See "Acquisition of Art Agency, Partners" below and Note 6 of Notes to Condensed Consolidated Financial Statements. See statement on Forward Looking Statements.
Management believes that operating cash flows, existing cash balances and revolving credit facility borrowings will be adequate to meet Sotheby's anticipated short-term and long-term commitments, operating needs and capital requirements through the August 22, 2020 expiration of the Credit Agreement. See statement on Forward Looking Statements.
On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to BB-. Management does not believe that this downgrade will have a material impact on its liquidity. See Note 8 of Notes to Condensed Consolidated Financial Statements for the implications of the downgrade on the York Property Mortgage.
ACQUISITION OF ART AGENCY, PARTNERS
See Notes 6 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's acquisition of Art Agency, Partners.
RECENT ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 22 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting standards that have not yet been adopted.
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

FORWARD LOOKING STATEMENTS
This Form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby's. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors, which Sotheby's believes could cause the actual results to differ materially from the predicted results in the “forward looking statements” include, but are not limited to:

•	Changes in the global economy, the financial markets, and political conditions of various countries;

•	A change in the level of competition in the global art market;

•	Uncertainty regarding the amount and quality of property available for consignment;

•	Changes in trends in the art market as to which collecting categories and artists are most sought after and in the collecting preferences of individual collectors;

•	The unpredictable demand for art-related financing;

•	The ability of Sotheby's to maintain strong relationships with art collectors;

•	An adverse change in the financial health and/or creditworthiness of Sotheby's clients;

•	The ability to retain key personnel;

•	The ability to successfully execute Sotheby's business plans and strategic initiatives;

•	The ability to accurately estimate the value of works of art held in inventory or as collateral for SFS loans, as well as those offered under an auction guarantee;

•	An adverse change in the financial health and/or creditworthiness of the counterparties to Sotheby's auction guarantee risk and reward sharing arrangements;

•	Changes in laws and regulations, including those related to income taxes and sales, use, value-added, and other indirect taxes;

•	Changes in foreign currency exchange rates;

•	Volatility in the share price of Sotheby's Common Stock; and

•	The ability of Sotheby's and its third party service providers to adequately protect their information systems and the client, employee, and company data maintained in those systems.
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of March 31, 2016, Sotheby's material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) the interest rate swap and interest rate collar associated with the York Property Mortgage; (vii) long-term debt; (viii) the DCP liability and related trust assets; and (ix) outstanding forward exchange contracts. See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 17 of Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap and interest rate collar associated with the York Property Mortgage and Sotheby's forward foreign exchange contracts.
Interest Rate Risk—On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance its previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over the seven-year term of the mortgage. In connection with the York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Collar"), effective as of July 1, 2017. Both of these instruments have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreements are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements.
As of March 31, 2016, the notional value of the Swap was equal to the $320.3 million principal balance of the York Property Mortgage on that date, and the notional value of the Collar was $310.3 million, which is equal to the forecasted principal balance of the York Property Mortgage as of its effective date. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
Management believes that the interest rate risk associated with its other financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments.
Foreign Currency Exchange Rate Risk—Sotheby’s utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. Additionally, on rare occasions, Sotheby’s may purchase foreign currency option contracts to hedge risks associated with foreign currency denominated client payable balances. All derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of March 31, 2016, the notional value of outstanding forward exchange contracts was $254.2 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
As of March 31, 2016, a hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash flow of approximately $34.3 million.

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2016, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 10 of Notes to Condensed Consolidated Financial Statements.
ITEM 1A: RISK FACTORS
Before you make an investment decision with respect to Sotheby's Common Stock, you should carefully consider all of the information included in this Form 10-Q and the subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to "Forward Looking Statements," any of which could have a material adverse effect on Sotheby's business, results of operations, financial condition and the actual outcome of matters as to which forward looking statements are made in this annual report. The following risk factors, which are not ranked in any particular order, should be read in conjunction with the balance of this quarterly report, including the Condensed Consolidated Financial Statements and related notes included in this report.
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
On November 13, 2015, Sotheby's announced a series of regional voluntary separation incentive programs aimed at reducing headcount and associated compensation costs. Employee transitions under these programs commenced on December 31, 2015 and will occur throughout 2016. The programs will result in a net reduction of approximately 5% of Sotheby's global headcount of approximately 1,600 employees prior to their implementation. The loss of employees as a result of these programs could adversely impact Sotheby's ability to compete.
The business plans and strategic initiatives being implemented by Sotheby's may not succeed.
Sotheby's future operating results are dependent, in part, on management's success in implementing its business plans and strategic initiatives. The inability of Sotheby's to successfully implement its business plans and strategic initiatives, including the integration of Art Agency, Partners (see Note 6 of Notes to Condensed Consolidated Financial Statements), could result in, among other things, the loss of clients and the impairment of assets. Also, Sotheby's short-term operating results and liquidity could be unfavorably impacted by the implementation of its business plans and strategic initiatives.

Government laws and regulations may restrict or limit Sotheby's business or impact the value of its real estate assets.
Many of Sotheby's activities are subject to laws and regulations including, but not limited to, import and export regulations, cultural property regulations, data protection and privacy laws, anti-money laundering laws, antitrust laws, copyright and resale royalty laws, laws and regulations involving sales, use, value-added and other indirect taxes, and regulations related to the use of real estate. In addition, Sotheby's is subject to local auction regulations, such as New York City Auction Regulations Subchapter M of Title 6 § 2-121-2-125, et. seq. Such regulations currently do not impose a material impediment to the worldwide business of Sotheby's, but do affect the art market generally. A material adverse change in such regulations, such as the American Royalties Too Act of 2014 introduced in the U.S. Congress, which would impose a 5% resale royalty (with a cap of $35,000) on sales of art through large auction houses, could affect Sotheby's business. Additionally, export and import laws and cultural property ownership laws could affect the availability of certain kinds of property for sale at Sotheby's principal auction locations, increase the cost of moving property to such locations, or expose Sotheby's to legal claims or government inquiries.
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
The actions taken by management based on its review of Sotheby's capital allocation and financial policies may impact its current and future liquidity, financial condition, market capitalization, and business. In addition, the amount and timing of any potential return of capital to shareholders depends on various factors, including the amount of excess cash generated by the business in the future, the ability to continue to finance the SFS loan portfolio with debt, the business initiatives contemplated and implemented by management, and the amount of capital that may be required to support Sotheby's future liquidity needs, among other factors.
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
Under the standard terms and conditions of its auction and private sales, Sotheby's is not obligated to pay the consignor for property that has not been paid for by the buyer. However, in certain instances and subject to management approval under Sotheby's internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer while Sotheby's retains possession of the property. In such situations, if the buyer does not make payment, Sotheby's will take title to the property, but could be exposed to losses if the value of the property declines. In certain other situations and subject to management approval under Sotheby's internal corporate governance policy, the buyer is allowed to take possession of purchased property before making payment. In these situations, Sotheby's is liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur losses in the event of buyer default. See Note 5 of Notes to Condensed Consolidated Financial Statements for information about auction and private sale receivables.
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
As discussed above, the market for fine art, decorative art, and jewelry is not a highly liquid trading market and, as a result, the valuation of these items is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of property offered with auction guarantees. If management's judgments about the likely selling prices of property offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results, financial condition, and liquidity. See Note 11 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.
Sotheby's could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, Sotheby's reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby's counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby's could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. See Note 11 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.
Demand for art-related financing is unpredictable, which may cause variability in the operating results of Sotheby's Financial Services.
Sotheby's business is, in part, dependent on the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections. Accordingly, the operating results of SFS are subject to variability from period to period.
The ability of Sotheby's to realize proceeds from the sale of collateral for SFS loans may be delayed or limited.
In situations when there are competing claims on the collateral for SFS loans and/or when a borrower becomes subject to bankruptcy or insolvency laws, Sotheby's ability to realize proceeds from the sale of its collateral may be limited or delayed.

The value of the property held in inventory and the property pledged as collateral for SFS loans is subjective and often fluctuates, exposing Sotheby's to losses and significant variability in its results of operations.
The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of these items is inherently subjective and their realizable value often fluctuates over time. Accordingly, Sotheby's is at risk both as to the realizable value of the property held in inventory and as to the realizable value of the property pledged as collateral for SFS loans. In estimating the realizable value of art held in inventory and art pledged as collateral for SFS loans, management considers the following complex array of factors: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account current art market conditions, as well as changing trends as to which collecting categories and artists are most sought after; (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist, (iv) the state of the global economy and financial markets; and (v) management's intent and ability to hold the property in order to maximize the realizable value. If there is evidence that the estimated realizable value of a specific item held in inventory is less than its carrying value, a loss is recorded to reflect management's revised estimate of realizable value. In addition, if the estimated realizable value of the property pledged as collateral for an SFS loan is less than the corresponding loan balance, management assesses whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. These factors may cause significant variability in Sotheby's results of operations from period to period.
The low rate of historic losses on the SFS loan portfolio may not be indicative of future loan loss experience.
Sotheby's has historically incurred minimal losses on the SFS loan portfolio. However, despite management's stringent loan underwriting standards, Sotheby's previous loan loss experience may not be indicative of the future performance of the loan portfolio.
The collateral supporting the SFS loan portfolio is concentrated within certain collecting categories. A material decline in these markets could impair Sotheby's ability to collect the principal and interest owed on certain loans and could require repayments of borrowings on such affected loans under Sotheby's revolving credit facility.
The collateral supporting the SFS loan portfolio is concentrated within certain collecting categories. Although management believes the SFS loan portfolio is sufficiently collateralized due to its current aggregate loan-to-value ratio of 46%, a material decline in these markets could impair Sotheby's ability to collect the principal and interest owed on certain loans. Additionally, the eligibility of individual SFS loans included in the borrowing base of Sotheby's revolving credit facility requires a minimum loan-to-value ratio of 60%. A material decline in the value of SFS loan collateral could result in an increase in the loan-to-value ratio above 60% for individual loans and could require repayment of a portion of the borrowings associated with such loans.
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
Due to the nature of its business, valuable works of art are exhibited and stored at Sotheby's facilities around the world. Such works of art could be subject to damage or theft, which could have a material adverse effect on Sotheby's operations, reputation and brand.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Common Stock by Sotheby's during the three months ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of Sotheby's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under Sotheby's publicly announced share repurchase program
January 2016	782,768	$23.10	782,768	$306,920,951
February 2016	3,786,251	$22.78	3,786,251	$220,670,980
March 2016	1,956,400	$25.65	1,956,400	$170,491,737
First Quarter 2016	6,525,419	$23.68	6,525,419
On January 21, 2016, in light of management's recent capital allocation analysis, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. In the first quarter of 2016, Sotheby's repurchased 6,525,419 shares of its Common Stock for $154.5 million at an average price of $23.68 per share under this increased authorization through open market purchases and purchases made pursuant to its Rule 10b5-1 plan. The $154.5 million in Common Stock repurchases includes $6.9 million recorded within Accounts Payable and Accrued Liabilities as of March 31, 2016 for transactions that settled in early-April 2016. Subsequent to March 31, 2016 and through May 5, 2016, Sotheby's repurchased an additional 1,365,119 shares of its Common Stock for $36.5 million ($26.73 per share) pursuant to a Rule 10b5-1 plan. As of May 5, 2016, $134 million remained under the current share repurchase authorization. Management expects to continue to repurchase shares of Common Stock via open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph.
The timing of share repurchases and the actual amount purchased will depend on a variety of factors, including the market price of Sotheby's Common Stock, general market and economic conditions, and other corporate considerations. Repurchases may continue to be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which allows Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6: EXHIBITS

10.1	Sixteenth Amendment to the Agreement of Partnership dated March 30, 2016, between Sotheby's Nevada Inc. and Acquavella Contemporary Art.

10.2	Severance Agreement, dated May 5, 2015, between the Company and Jonathan Olsoff.

10.3	Letter agreement, dated May 8, 2015, between the Company and Jane Levine.

10.4	Letter Agreement, dated August 13, 2015, between the Company and Lisa Nadler.

10.5	Letter Agreement, dated March 1, 2016, between the Company and Michael Goss.

10.6	Sotheby's Executive Severance Benefits Plan, effective February 24, 2016.

10.7	Third Amended and Restated Sotheby's Restricted Stock Unit Plan, reflecting amendments effective as of May 5, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: May 9, 2016

EXHIBIT INDEX

10.1	Sixteenth Amendment to the Agreement of Partnership dated March 30, 2016, between Sotheby's Nevada Inc. and Acquavella Contemporary Art.

10.2	Severance Agreement, dated May 5, 2015, between the Company and Jonathan Olsoff.

10.3	Letter agreement, dated May 8, 2015, between the Company and Jane Levine.

10.4	Letter Agreement, dated August 13, 2015, between the Company and Lisa Nadler.

10.5	Letter Agreement, dated March 1, 2016, between the Company and Michael Goss.

10.6	Sotheby's Executive Severance Benefits Plan, effective February 24, 2016.

10.7	Third Amended and Restated Sotheby's Restricted Stock Unit Plan, reflecting amendments effective as of May 5, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.