Form 10-Q
period 2016-06-30
SOTHEBYS
filed 2016-08-08
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 55,134,327 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Agency commissions and fees	$273,764	$310,377	$354,829	$438,259
Inventory sales	5,281	7,005	12,075	19,988
Finance	14,750	11,970	29,505	24,657
License fees	2,897	2,468	5,059	4,442
Other	1,973	186	3,728	335
Total revenues	298,665	332,006	405,196	487,681
Expenses:
Agency direct costs	31,243	32,730	40,782	44,569
Cost of inventory sales	7,381	16,989	18,119	28,702
Cost of finance revenues	4,153	3,874	8,547	7,262
Marketing	4,408	4,748	9,421	8,808
Salaries and related	75,227	108,182	143,398	171,112
General and administrative	40,909	44,731	76,585	79,460
Depreciation and amortization	5,492	4,781	10,788	9,563
Voluntary separation incentive programs (net) (see Note 15)	(231)	—	(538)	—
CEO separation and transition costs (see Note 16)	—	43	—	4,232
Restructuring charges (net) (see Note 17)	—	(530)	—	(889)
Total expenses	168,582	215,548	307,102	352,819
Operating income	130,083	116,458	98,094	134,862
Interest income	275	630	671	759
Interest expense	(7,638)	(9,074)	(15,184)	(17,735)
Other income (expense)	374	245	421	(1,714)
Income before taxes	123,094	108,259	84,002	116,172
Equity in earnings of investees	191	1,982	587	3,126
Income tax expense	34,355	42,789	21,569	46,713
Net income	88,930	67,452	63,020	72,585
Less: Net loss attributable to noncontrolling interest	(34)	(120)	(60)	(189)
Net income attributable to Sotheby's	$88,964	$67,572	$63,080	$72,774
Basic earnings per share - Sotheby’s common shareholders	$1.54	$0.97	$1.04	$1.04
Diluted earnings per share - Sotheby's common shareholders	$1.52	$0.96	$1.03	$1.04
Weighted average basic shares outstanding	57,104	69,332	60,063	69,211
Weighted average diluted shares outstanding	57,712	69,884	60,682	69,794
Cash dividends declared per common share	$—	$0.10	$—	$0.20

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$88,930	$67,452	$63,020	$72,585
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of ($1,750), $2,047, ($2,745), and ($380)	(15,460)	17,553	(18,086)	(1,716)
Derivative financial instruments - cash flow hedges:
Unrealized losses, net of tax of ($1,340), $0, ($4,260), and $0	(2,163)	—	(6,875)	—
Realized losses included in net income, net of tax of $134, $0, $272, and $0	216	—	439	—
Total derivative financial instruments - cash flow hedges	(1,947)	—	(6,436)	—
Derivative financial instruments - net investment hedges:
Unrealized gains (net), net of tax of $3,877, $0, $3,877, $0	5,773	—	5,773	—
Total derivative financial instruments	3,826	—	(663)	—
Defined benefit pension plan:
Net unrecognized gains, net of tax of $0, $0, ($81), and $0	—	—	81	—
Amortization of previously unrecognized net pension losses and prior service costs included in net income, net of tax of $0, $217, $0 and $432	—	867	—	1,725
Total defined benefit pension plan net gain	—	867	81	1,725
Total other comprehensive (loss) income	(11,634)	18,420	(18,668)	9
Comprehensive income	77,296	85,872	44,352	72,594
Less: Comprehensive loss attributable to noncontrolling interest	(34)	(120)	(60)	(189)
Comprehensive income attributable to Sotheby's	$77,330	$85,992	$44,412	$72,783
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	June 30, 2016	December 31, 2015	June 30, 2015

A S S E T S
Current Assets:
Cash and cash equivalents	$475,304	$848,697	$613,688
Restricted cash	22,416	29,568	37,072
Accounts receivable, net of allowance for doubtful accounts of $7,676, $8,587, and $7,854	835,431	875,265	822,725
Notes receivable, net of allowance for credit losses of $1,373, $1,458, and $1,359	65,469	101,441	57,847
Inventory	205,099	215,020	257,993
Income tax receivables	3,586	5,819	16,244
Deferred income taxes (see Note 1)	—	—	16,265
Prepaid expenses and other current assets	41,775	33,929	34,266
Total Current Assets	1,649,080	2,109,739	1,856,100
Notes receivable	582,079	611,899	748,204
Fixed assets, net of accumulated depreciation and amortization of $207,002, $203,487, and $200,181	348,910	354,494	357,768
Goodwill	47,916	13,621	13,829
Intangible assets, net	13,254	324	324
Equity method investments	41,575	41,744	41,557
Trust assets related to deferred compensation liability	37,686	37,843	48,370
Pension asset	64,141	66,859	31,671
Income tax receivable	817	3,178	2,596
Deferred income taxes (see Note 1)	7,234	7,916	16,344
Other long-term assets (see Note 1)	15,803	15,696	16,241
Total Assets	$2,808,495	$3,263,313	$3,133,004
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Client payables	$782,903	$692,606	$781,927
Related party client payables (see Note 22)	10,555	285,418	—
Accounts payable and accrued liabilities	99,743	88,894	101,255
Accrued salaries and related costs	47,083	103,155	69,011
Current portion of York Property Mortgage, net (see Note 1)	6,491	6,292	6,542
Accrued income taxes	25,485	11,095	35,188
Deferred income taxes (see Note 1)	—	—	359
Other current liabilities	48,902	9,113	15,684
Total Current Liabilities	1,021,162	1,196,573	1,009,966
Credit facility borrowings	523,500	541,500	593,000
Long-term debt, net (see Note 1)	601,944	604,961	507,552
Deferred compensation liability	35,707	39,013	48,269
Accrued income taxes	17,193	18,529	17,585
Deferred income taxes	15,477	40,424	1,036
Other long-term liabilities	23,216	15,609	8,915
Total Liabilities	2,238,199	2,456,609	2,186,323
Commitments and contingencies (see Note 10)
Shareholders’ Equity:
Common Stock, $0.01 par value	703	700	700
Authorized shares — 200,000,000
Issued shares —70,386,886; 70,054,948; and 70,054,948
Outstanding shares —55,134,327; 65,791,119; and 69,496,777
Additional paid-in capital	437,103	435,696	418,764
Treasury stock, at cost: 15,252,559 shares; 4,263,829 shares; and 558,171 shares	(432,160)	(150,000)	(25,000)
Retained earnings	649,313	586,235	628,626
Accumulated other comprehensive loss	(84,872)	(66,204)	(76,757)
Total Shareholders’ Equity	570,087	806,427	946,333
Noncontrolling interest	209	277	348
Total Equity	570,296	806,704	946,681
Total Liabilities and Shareholders’ Equity	$2,808,495	$3,263,313	$3,133,004
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating Activities:
Net income attributable to Sotheby's	$63,080	$72,774
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	10,788	9,563
Deferred income tax (benefit) expense	(21,688)	14,360
Share-based payments	7,488	17,235
Net pension (benefit) cost	(3,086)	784
Inventory writedowns and bad debt provisions	7,971	13,825
Amortization of debt discount and issuance costs (see Note 1)	793	2,302
Excess tax benefits from share-based payments	—	(1,067)
Equity in earnings of investees	(587)	(3,126)
Other	719	(222)
Changes in assets and liabilities:
Accounts receivable	34,620	81,662
Client payables	108,293	(194,480)
Related party client payables (see Note 22)	(274,863)	—
Inventory	(500)	(53,997)
Prepaid expenses and other current assets	2,851	(5,857)
Other long-term assets	431	2,731
Income tax receivables and deferred income tax assets	27,551	(10,512)
Accrued income taxes and deferred income tax liabilities	(7,823)	18,543
Accounts payable and accrued liabilities and other liabilities	(3,145)	(30,818)
Net cash used by operating activities	(47,107)	(66,300)
Investing Activities:
Funding of notes receivable	(159,406)	(262,060)
Collections of notes receivable	215,956	163,373
Capital expenditures	(10,641)	(2,785)
Acquisition, net of cash acquired (see Note 6)	(50,718)	—
Settlement of net investment hedge (see Note 18)	(2,863)	—
Funding of equity investments	(200)	(30,725)
Distributions from equity investees	825	2,500
Proceeds from the sale of equity investment	175	150
Decrease (increase) in restricted cash	9,819	(6,434)
Net cash provided (used) by investing activities	2,947	(135,981)
Financing Activities:
Debt issuance and other borrowing costs	—	(2,572)
Proceeds from credit facility borrowings	63,000	162,000
Repayments of credit facility borrowings	(81,000)	(14,000)
Repayments of York Property Mortgage	(3,611)	(1,901)
Increase in restricted cash related to York Property Mortgage (see Note 8)	(2,282)	—
Repurchases of Common Stock	(282,160)	—
Dividends paid	(1,743)	(16,439)
Excess tax benefits from share-based payments	—	1,067
Funding of employee tax obligations upon the vesting of share-based payments	(5,150)	(8,897)
Net cash (used) provided by financing activities	(312,946)	119,258
Effect of exchange rate changes on cash and cash equivalents	(16,287)	2,882
Decrease in cash and cash equivalents	(373,393)	(80,141)
Cash and cash equivalents at beginning of period	848,697	693,829
Cash and cash equivalents at end of period	$475,304	$613,688
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Accounting Principles—The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the management of Sotheby’s (or the "Company") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year (see Note 2). Management urges you to read these Condensed Consolidated Financial Statements in conjunction with the information included in Sotheby’s 2015 Form 10-K filed with the SEC on February 26, 2016.
Principles of Consolidation—The unaudited Condensed Consolidated Financial Statements include the accounts of Sotheby’s wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture formed in 2012 in which Sotheby's has a controlling 80% ownership interest. The net loss attributable to the minority owner of Sotheby's Beijing is reported as "Net Loss Attributable to Noncontrolling Interest" in the Condensed Consolidated Income Statements and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of the Condensed Consolidated Balance Sheets. Intercompany transactions and balances among Sotheby's subsidiaries have been eliminated.
Equity investments through which Sotheby’s exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings is recorded within Equity in Earnings of Investees in the Condensed Consolidated Income Statements. Sotheby’s interest in the net assets of its investees is recorded within Equity Method Investments on the Condensed Consolidated Balance Sheets. Sotheby's equity method investees include Acquavella Modern Art, a partnership through which a collection of fine art is being sold, and RM Sotheby's (formerly RM Auctions), an auction house for investment-quality automobiles. Sotheby's acquired a 25% ownership interest in RM Auctions on February 18, 2015 for $30.7 million. For the three months ended June 30, 2016 and 2015, Sotheby's results include ($0.3) million and $1 million, respectively, of equity (losses) earnings related to RM Sotheby's. For the six months ended June 30, 2016 and 2015, Sotheby's results include $0.1 million and $1.7 million, respectively, of equity earnings related to RM Sotheby's.
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

	As of December 31, 2015
Condensed Consolidated Balance Sheets:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Other long-term assets	$26,512	$(10,816)	$15,696
York Property Mortgage, current	$7,302	$(1,010)	$6,292
Long-term debt, net	$614,767	$(9,806)	$604,961

	As of June 30, 2015
Condensed Consolidated Balance Sheets:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Other long-term assets	$20,756	$(4,515)	$16,241
York Property Mortgage, current	$6,542	$—	$6,542
Long-term debt, net	$512,067	$(4,515)	$507,552

	Six Months Ended June 30, 2015
Condensed Consolidated Statements of Cash Flows:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Operating Activities:
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Amortization of debt discount and issuance costs	$1,782	$520	$2,302
Changes in assets and liabilities:
Other long-term assets	$3,251	$(520)	$2,731
Net cash used by operating activities	$(66,300)	$—	$(66,300)
2. Seasonality of Business
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 78% and 79% of total Net Auction Sales in 2015 and 2014, respectively, with auction commission revenues comprising approximately 75% and 81%, respectively, of Sotheby's total revenues in those years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.

___________________________________________________________________
1 Net Auction Sales represents the hammer (sale) price of property sold at auction.

3. Earnings Per Share
Basic earnings per share—Basic earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's participating securities include unvested restricted stock units and unvested restricted stock shares held by employees, both of which have non-forfeitable rights to dividends. See Note 14 for information on Sotheby's share-based payment programs.
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares include unvested performance share units held by employees, incremental common shares issuable upon the exercise of employee stock options, and deferred stock units held by members of the Board of Directors. See Note 14 for information on Sotheby's share-based payment programs.
For the three and six months ended June 30, 2016, 1 million and 1.1 million potential common shares related to share-based payment awards were excluded from the computation of diluted earnings per share because the financial performance or stock price targets inherent in such awards were not achieved as of the balance sheet date. For the three and six months ended June 30, 2015, 0.9 million and 1 million potential common shares related to unvested performance share units were excluded from the computation of diluted earnings per share because the financial performance or stock price targets inherent in such awards were not achieved as of the balance sheet date.

The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Basic:
Numerator:
Net income attributable to Sotheby’s	$88,964	$67,572	$63,080	$72,774
Less: Net income attributable to participating securities	1,226	590	821	485
Net income attributable to Sotheby’s common shareholders	$87,738	$66,982	$62,259	$72,289
Denominator:
Weighted average basic shares outstanding	57,104	69,332	60,063	69,211
Basic earnings per share - Sotheby’s common shareholders	$1.54	$0.97	$1.04	$1.04
Diluted:
Numerator:
Net income attributable to Sotheby’s	$88,964	$67,572	$63,080	$72,774
Less: Net income attributable to participating securities	1,226	590	821	485
Net income attributable to Sotheby’s common shareholders	$87,738	$66,982	$62,259	$72,289
Denominator:
Weighted average common shares outstanding	57,104	69,332	60,063	69,211
Weighted average effect of Sotheby's dilutive potential common shares:
Performance share units	458	368	454	404
Deferred stock units	137	164	153	159
Stock options	13	20	12	20
Weighted average dilutive potential common shares outstanding	608	552	619	583
Weighted average diluted shares outstanding	57,712	69,884	60,682	69,794
Diluted earnings per share - Sotheby’s common shareholders	$1.52	$0.96	$1.03	$1.04
The decrease in weighted average basic and diluted shares outstanding between the two reporting periods is due to Common Stock repurchases executed during the twelve month period ended June 30, 2016. See Note 13 for additional information on Sotheby's share repurchase program.

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
On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors. Through this acquisition, Sotheby's aims to grow its auction and private sale revenues within the Agency segment by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's has added a new revenue stream by integrating AAP's art advisory business, which is classified within All Other for segment reporting purposes. See Note 6 for additional information related to the acquisition of AAP.
The table below presents Sotheby’s revenues and income before taxes by segment for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

Three Months Ended June 30, 2016	Agency	SFS		All Other	Reconciling items (a)		Total
Revenues	$277,058	$16,552		$6,857	$(1,802)		$298,665
Segment income before taxes	$110,716	$10,675		$1,894	$(191)	(b)	$123,094
Three Months Ended June 30, 2015
Revenues	$314,403	$16,339		$5,633	$(4,369)		$332,006
Segment income before taxes	$106,189	$10,170		$3,426	$(11,526)	(b)	$108,259
Six Months Ended June 30, 2016
Revenues	$362,833	$33,032		$12,858	$(3,527)		$405,196
Segment income before taxes	$60,424	$20,940		$3,225	$(587)	(b)	$84,002
Six Months Ended June 30, 2015
Revenues	$454,092	$32,296		$8,932	$(7,639)		$487,681
Segment income before taxes	$106,627	$20,990	(b)	$5,414	$(16,859)	(b)	$116,172

(a)
The reconciling items related to Revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(b)	The reconciling items related to segment income before taxes are detailed in the table below.

The table below presents a reconciliation of segment income before taxes to consolidated income before taxes for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Agency	$110,716	$106,189	$60,424	$106,627
SFS	10,675	10,170	20,940	20,990
All Other	1,894	3,426	3,225	5,414
Segment income before taxes	123,285	119,785	84,589	133,031
Reconciling items:
CEO separation and transition costs (see Note 16)	—	(43)	—	(4,232)
Leadership transition severance costs (a)	—	(9,501)	—	(9,501)
Equity in (earnings) losses of investees (b):
RM Sotheby's	267	(969)	(50)	(1,695)
Acquavella Modern Art	(458)	(1,013)	(537)	(1,431)
Total equity in earnings of investees	(191)	(1,982)	(587)	(3,126)
Income before taxes	$123,094	$108,259	$84,002	$116,172

(a)
In the second quarter of 2015, in conjunction with its leadership transition, Sotheby's incurred severance costs of $9.5 million associated with the termination of the employment of certain Executive Officers, including its former Chief Operating Officer.

(b)
For segment reporting purposes, Sotheby's share of earnings related to its equity investees is included as part of segment income before taxes. However, such earnings are reported separately below income before taxes in the Condensed Consolidated Income Statements. For the periods presented above, Agency segment results include equity (losses) earnings related to RM Sotheby's and All Other includes equity earnings related to Acquavella Modern Art.

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2016, December 31, 2015, and June 30, 2015 (in thousands of dollars):

	June 30, 2016	December 31, 2015	June 30, 2015
Agency	$2,114,220	$2,499,441	$2,242,896
SFS	642,118	721,781	812,012
All Other	40,520	25,178	26,647
Total segment assets	2,796,858	3,246,400	3,081,555
Unallocated amounts:
Deferred tax assets and income tax receivable	11,637	16,913	51,449
Consolidated assets	$2,808,495	$3,263,313	$3,133,004
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
In the limited circumstances when the payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms (i.e., Sotheby's pays the consignor prior to receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of June 30, 2016, December 31, 2015, and June 30, 2015, Notes Receivable within the Agency segment included $12.2 million, $24.3 million, and $22.6 million, respectively, of such balances that have been reclassified from Accounts Receivable.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of June 30, 2016, December 31, 2015, and June 30, 2015, Accounts Receivable (net) included $104.5 million, $165.2 million, and $107.6 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of June 30, 2016, December 31, 2015, and June 30, 2015, Accounts Receivable (net) also included $33.9 million, $93.1 million, and $75.4 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.
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
Consignor advances allow sellers to receive funds upon consignment for an auction or private sale that will typically occur up to one year in the future and normally have short-term maturities. Term loans allow Sotheby's to establish or enhance mutually beneficial relationships with borrowers and may generate future auction or private sale consignments and/or purchases. In certain situations, term loans are also made to refinance receivables generated by clients' auction and private sale purchases. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest.
The lending activities of SFS are predominantly funded with borrowings drawn from a dedicated revolving credit facility. Cash balances are also used to fund a portion of the SFS loan portfolio. See Note 8 for information related to the SFS Credit Facility.

As of June 30, 2016, December 31, 2015, and June 30, 2015, Notes Receivable (net) consisted of the following secured loans issued by SFS (in thousands of dollars):

	June 30, 2016	December 31, 2015	June 30, 2015
Consignor advances	$17,950	$30,180	$30,291
Term loans	611,731	652,078	743,749
Total	$629,681	$682,258	$774,040
As of June 30, 2016, December 31, 2015, and June 30, 2015, the table above includes $104.4 million, $108.8 million, and $106.5 million, respectively, of term loans made by SFS as of each balance sheet date to refinance client auction and private sale purchases. For the six months ended June 30, 2016 and June 30, 2015, SFS made $9.3 million and $32.6 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2016 and June 30, 2015, such repayments totaled $13.7 million and $16.4 million, respectively.
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
Management aims to mitigate the risks associated with potential collateral devaluation by targeting a 50% loan to value ("LTV") ratio (i.e., the principal loan amount divided by the low auction estimate of the collateral). Loans may also be made with LTV ratios between 51% and 60%, and, in rare circumstances, loans may also be made at an initial LTV ratio higher than 60%. The SFS Credit Facility permits borrowings on the portion of any loan that does not exceed a 60% LTV ratio.
The LTV ratio of certain loans may increase above the 50% target due to decreases in the low auction estimates of the collateral. The revaluation of term loan collateral is performed by Sotheby’s specialists on a semi-annual basis or more frequently if there is a material change in circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. Management believes that the LTV ratio is a critical credit quality indicator for the secured loans made by SFS.
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of June 30, 2016, December 31, 2015, and June 30, 2015 (in thousands of dollars):

	June 30, 2016	December 31, 2015	June 30, 2015
Secured loans	$629,681	$682,258	$774,040
Low auction estimate of collateral	$1,296,760	$1,380,022	$1,539,092
Aggregate LTV ratio	49%	49%	50%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of June 30, 2016, December 31, 2015, and June 30, 2015 (in thousands of dollars):

	June 30, 2016	December 31, 2015	June 30, 2015
Secured loans with an LTV ratio above 50%	$316,170	$354,049	$441,246
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$571,922	$626,829	$784,119
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	55%	56%	56%

The table below provides other credit quality information regarding secured loans made by SFS as of June 30, 2016, December 31, 2015, and June 30, 2015 (in thousands of dollars):

	June 30, 2016	December 31, 2015	June 30, 2015
Total secured loans	$629,681	$682,258	$774,040
Loans past due	$3,952	$11,819	$420
Loans more than 90 days past due	$167	$7,828	$—
Non-accrual loans	$167	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,373	1,458	1,359
Total allowance for credit losses - secured loans	$1,373	$1,458	$1,359
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of June 30, 2016, $4 million of the Notes Receivable (net) balance was considered to be past due, of which $0.2 million was more than 90 days past due. The collateral securing the past due loans has a low auction estimate of approximately $15.8 million resulting in an LTV ratio of approximately 25%. Sotheby's is continuing to accrue interest on virtually all past due loans. In consideration of payments received to date in the third quarter of 2016, the collateral value related to these loans, current collateral disposal plans, and negotiations with the borrowers, as well as the creditworthiness of the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of June 30, 2016, there was $0.2 million of non-accrual loans outstanding. As of December 31, 2015 and June 30, 2015, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of June 30, 2016, December 31, 2015, and June 30, 2015, there were no impaired loans outstanding.
During the period January 1, 2016 to June 30, 2016, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2016	$1,458
Change in loan loss provision	(85)
Allowance for credit losses as of June 30, 2016	$1,373
As of June 30, 2016, unfunded commitments to extend additional credit through SFS were approximately $11.3 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In addition, in certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such auction guarantee and Agency segment consignor advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). There were no auction guarantee advances outstanding for any of the reporting periods. As of June 30, 2015, there were $2.5 million of Agency segment consignor advances outstanding. See Note 12 for additional information related to auction guarantees.

In the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) in the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, Notes Receivable (net) within the Agency segment included $12.2 million and $24.3 million, respectively, of such amounts reclassified from Accounts Receivable (net), against which Sotheby's holds approximately $6.6 million of collateral. As of June 30, 2015, Notes Receivable (net) within the Agency segment included $22.6 million, against which Sotheby's held $3.7 million of collateral. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows.
Under certain circumstances, Sotheby's provides loans to art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of June 30, 2016, December 31, 2015, and June 30, 2015, such loans totaled $4.1 million, $4.2 million, and $4.4 million, respectively. Sotheby's is no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, has a variable market rate of interest, and requires monthly payments during the loan term. As of June 30, 2016, December 31, 2015, and June 30, 2015, the carrying value of this loan was approximately $2.3 million, $2.4 million, and $2.6 million, respectively.

6. Acquisition of Art Agency, Partners
On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors, for initial cash consideration of $50 million. Through this acquisition, Sotheby's aims to grow its auction and private sale revenues by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's has added a new revenue stream by integrating AAP's art advisory business, providing a new avenue for growth.
Sotheby's has agreed to make earn-out payments to the former owners of AAP not to exceed $35 million in the aggregate over the next four to five years, contingent on the achievement of a minimum level of financial performance in the Agency segment within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's existing art advisory business. For accounting purposes, the earn-out payments are recorded as compensation expense within Salaries and Related Costs and are being expensed on a pro-rata basis over the earn-out period. For the three and six months ended June 30, 2016, Sotheby's recognized approximately $2.2 million and $4.4 million, respectively, of compensation expense related to this earn-out arrangement.
In connection with this acquisition, each of the former owners of AAP entered into a five-year employment agreement with Sotheby’s. Each employment agreement includes non-competition and non-solicitation covenants that will continue in effect for twelve months following the end of employment.
The table below summarizes the allocation of the total purchase price paid to the assets acquired and liabilities assumed as of June 30, 2016 (in thousands of dollars):

Purchase price:
Initial cash consideration	$50,000
Working capital adjustment	1,189
Total purchase price	$51,189
Allocation of purchase price:
Net working capital acquired	$1,572
Fixed assets and other long-term assets	173
Goodwill	34,490
Intangible assets - Customer relationships (see Note 7)	10,800
Intangible assets - Non-compete agreements (see Note 7)	3,060
Deferred tax assets	1,094
Total purchase price	$51,189
In the second quarter of 2016, Sotheby's completed the purchase price allocation related to the acquisition of AAP and attributed $28.3 million of the resulting goodwill to the Agency segment and $6.2 million to the acquired art advisory business, which is reported within All Other for segment reporting purposes. The goodwill is tax deductible over a period of 15 years. See Note 7 for additional information related to goodwill.
Sotheby's incurred $0.8 million of transaction costs in connection with the acquisition of AAP, which were recognized within General and Administrative Expenses in the fourth quarter of 2015 ($0.6 million) and the first quarter of 2016 ($0.2 million).
It is impracticable to compute the amount of revenues and earnings contributed to the Agency segment as a result of the acquisition because the related activities have been integrated into the segment. Disclosure of pro-forma revenues and earnings attributable to the acquisition is also excluded because it is impracticable to determine since AAP was a closely-held private entity and its historical financial records are not available in U.S. GAAP.

7. Goodwill and Intangible Assets
Goodwill—As of January 1, 2015, all goodwill was attributable to the Agency segment. On January 11, 2016, Sotheby's acquired certain entities comprising the business of AAP, a firm that provides a range of art-related services to art collectors. In the second quarter of 2016, Sotheby's completed the purchase price allocation related to the acquisition of AAP and attributed $28.3 million of the resulting goodwill to the Agency segment and $6.2 million to the acquired art advisory business, which is reported within All Other for segment reporting purposes.
For the six months ended June 30, 2016 and 2015, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance	$13,621	$—	$13,621	$14,017	$—	$14,017
Goodwill acquired (see Note 6)	28,339	6,151	34,490	—	—	—
Foreign currency exchange rate changes	(195)	—	(195)	(188)	—	(188)
Ending balance	$41,765	$6,151	$47,916	$13,829	$—	$13,829
Intangible Assets—As of June 30, 2016, December 31, 2015, and June 30, 2015, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	June 30, 2016	December 31, 2015	June 30, 2015
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - AAP (see Note 6)	8 years	10,800	—	—
Non-compete agreements - AAP (see Note 6)	6 years	3,060	—	—
Total intangible assets subject to amortization		13,860	—	—
Accumulated amortization		(930)	—	—
Total amortizable intangible assets (net)		12,930	—	—
Total intangible assets (net)		$13,254	$324	$324
(a) Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.
For the three and six months ended June 30, 2016, amortization expense related to intangible assets was approximately $0.4 million and $0.9 million, respectively. No such amortization expense was recorded in the prior year periods.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the June 30, 2016 balance sheet date are as follows (in thousands of dollars):

Period	Amount
July 2016 to June 2017	$1,860
July 2017 to June 2018	$1,860
July 2018 to June 2019	$1,860
July 2019 to June 2020	$1,860
July 2020 to June 2021	$1,860

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
The maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to SFS, including a $485 million increase that was secured for SFS in conjunction with the June 2015 amendment. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). In July 2016, the Credit Agreement was amended to extend the maturity date of the Incremental Facility to August 22, 2017. This maturity date may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.
The Credit Agreement has a sub-limit of $400 million for foreign currency borrowings, with up to $50 million available for foreign currency borrowings under the Agency Credit Facility and up to $350 million available for foreign currency borrowings under the SFS Credit Facility. The Credit Agreement also includes an accordion feature, which allows Sotheby’s to seek an increase to the combined borrowing capacity of the Credit Agreement until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits Sotheby’s to seek an increase to the aggregate commitments of either or both of the Agency and SFS credit facilities under an expedited arrangement process.
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
The Credit Agreement does not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2016.
Since August 2009, Sotheby’s has incurred aggregate fees of approximately $21.5 million in conjunction with the establishment of and subsequent amendments to the Credit Agreement. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement.

The following tables summarize information relevant to the Credit Agreement as of and for the periods ended June 30, 2016, December 31, 2015, and June 30, 2015 (in thousands of dollars):

As of and for the three and six months ended June 30, 2016	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$202,699		$529,100		$731,799
Borrowings outstanding	$—		$523,500		$523,500
Available borrowing capacity (a)	$202,699		$5,600		$208,299
Average Borrowings Outstanding:
Three months ended June 30, 2016	$—		$518,544		$518,544
Six months ended June 30, 2016	$—		$529,129		$529,129
Borrowing Costs - Three Months Ended June 30, 2016:
Interest	$—	(b)	$3,457	(c)	$3,457
Fee amortization	715	(b)	696	(c)	1,411
Total borrowing costs	$715		$4,153		$4,868
Borrowing Costs - Six Months Ended June 30, 2016:
Interest	$—	(b)	$7,130	(c)	$7,130
Fee amortization	1,388	(b)	1,417	(c)	2,805
Total borrowing costs	$1,388		$8,547		$9,935

As of and for the year ended December 31, 2015	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$225,642		$547,586		$773,228
Borrowings outstanding	$—		$541,500		$541,500
Available borrowing capacity (a)	$225,642		$6,086		$231,728
Average borrowings outstanding	$—		$541,004		$541,004
Borrowing Costs - Year Ended December 31, 2015:
Interest	$—	(b)	$14,060	(c)	$14,060
Fee amortization	2,752	(b)	1,720	(c)	4,472
Total borrowing costs	$2,752		$15,780		$18,532

As of and for the three and six months ended June 30, 2015	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$221,812		$622,849		$844,661
Borrowings outstanding	$—		$593,000		$593,000
Available borrowing capacity (a)	$221,812		$29,849		$251,661
Average Borrowings Outstanding:
Three months ended June 30, 2015	$—		$538,868		$538,868
Six months ended June 30, 2015	$—		$506,052		$506,052
Borrowing Costs - Three Months Ended June 30, 2015:
Interest	$—	(b)	$3,662	(c)	$3,662
Fee amortization	751	(b)	212	(c)	963
Total borrowing costs	$751		$3,874		$4,625
Borrowing Costs - Six Months Ended June 30, 2015:
Interest	$—	(b)	$6,829	(c)	$6,829
Fee amortization	1,457	(b)	433	(c)	1,890
Total borrowing costs	$1,457		$7,262		$8,719
Legend:
(a) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
(b) Borrowing costs related to the Agency Credit Facility, which include interest and fee amortization, are reflected in the Condensed Consolidated Income Statements as Interest Expense. See the table below for additional information related to Interest Expense associated with the Agency Credit Facility.
(c) Borrowing costs related to the SFS Credit Facility are reflected in the Condensed Consolidated Income Statements within Cost of Finance Revenues. For the three and six months ended June 30, 2016, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 3.2%. For the year ended December 31, 2015 and for the three and six months ended June 30, 2015, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 2.9%.
Long-Term Debt—As of June 30, 2016, December 31, 2015, and June 30, 2015, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2016	December 31, 2015	June 30, 2015
York Property Mortgage, net of unamortized debt issuance costs of $6,060, $6,565, and $0	$312,398	$315,504	$218,609
2022 Senior Notes, net of unamortized debt issuance costs of $3,963, $4,251, and $4,515	296,037	295,749	295,485
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010, $1,010, and $0	(6,491)	(6,292)	(6,542)
Total Long-Term Debt, net	$601,944	$604,961	$507,552
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

•
If Sotheby’s corporate credit rating from Standard & Poor’s Rating Services is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender for monthly debt service, insurance, and tax payments. The lender will retain any excess cash after debt service, insurance, and taxes as security (estimated to be $6 million annually). As of June 30, 2016, the Cash Management Account had a balance of $2.3 million, which is reflected within Restricted Cash on the Condensed Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, Sotheby’s is required to maintain a net worth of at least $425 million, subject to a cure period.
As of June 30, 2016, the fair value of the York Property Mortgage approximates its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
As of June 30, 2016, the $300 million principal amount of the 2022 Senior Notes had a fair value of approximately $291 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.

Future Principal and Interest Payments—The aggregate future principal and interest payments due under the York Property Mortgage, the 2022 Senior Notes, and Sotheby's credit revolving facility during the five-year period after the June 30, 2016 balance sheet date are as follows (in thousands of dollars):

Period	Amount
July 2016 to June 2017	$33,240
July 2017 to June 2018	$36,582
July 2018 to June 2019	$36,592
July 2019 to June 2020	$36,602
July 2020 to June 2021	$560,115
In consideration of the interest rate protection agreements relating to the York Property Mortgage, the table above assumes that the annual interest rate for the first two years of the mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term.
Interest Expense—For the three and six months ended June 30, 2016 and 2015, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Agency Credit Facility:
Amendment and arrangement fees	$278	$314	$556	$629
Commitment fees	437	437	832	828
Sub-total	715	751	1,388	1,457
York Property Mortgage	2,774	4,064	5,562	8,075
2022 Senior Notes	4,106	4,098	8,204	8,196
Other interest expense	43	161	30	7
Total Interest Expense	$7,638	$9,074	$15,184	$17,735
In the table above, Interest Expense related to the York Property Mortgage and the 2022 Senior Notes includes the amortization of debt issuance costs and, when applicable, the amortization of discount. Borrowing costs related to the SFS Credit Facility are reflected within Cost of Finance Revenues in the Condensed Consolidated Income Statements.

9. Defined Benefit Pension Plan
Sotheby’s sponsors a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"). Effective April 1, 2004, participation in the U.K. Pension Plan was closed to new employees and a defined contribution plan (the “U.K. Defined Contribution Plan”) was made available on that date. On April 30, 2016, after the completion of a statutory consultation process, the U.K. Pension Plan was closed to accrual of future service costs for active participants, who have become participants in the U.K. Defined Contribution Plan.
The table below summarizes the components of the net pension (benefit) cost related to the U.K. Pension Plan for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$289	$1,126	$1,153	$2,241
Interest cost	2,611	3,237	5,215	6,442
Expected return on plan assets	(4,733)	(5,053)	(9,454)	(10,057)
Amortization of actuarial loss	—	993	—	1,977
Amortization of prior service cost	—	91	—	181
Net pension (benefit) cost	$(1,833)	$394	$(3,086)	$784
For the six months ended June 30, 2016, Sotheby's contributed $0.6 million to the U.K. Pension Plan. Total contributions by Sotheby's for the year ending December 31, 2016 will be determined in conjunction with the ongoing triennial statutory funding valuation of the plan, which is expected to be completed by the end of 2016.
10. Commitments and Contingencies
Compensation Arrangements—As of June 30, 2016, Sotheby’s had compensation arrangements with certain senior employees, which expire at various points between February 28, 2017 and March 31, 2020. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $10.9 million as of June 30, 2016.
Legal Contingencies—Sotheby’s becomes involved in various claims and lawsuits incidental to the ordinary course of its business, including the matter described below. Management is required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The determination of the amount of any losses to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. While the impact of any one or more legal claims or proceedings could be material to Sotheby's operating results in any period, management does not believe that the outcome of any of these pending claims or proceedings, individually or in the aggregate, will have a material adverse effect on Sotheby’s consolidated financial condition.
Estate of Robert Graham, et al. v. Sotheby's, Inc. is a purported class action commenced in the U.S. District Court for the Central District of California in October 2011 on behalf of U.S. artists (and their estates) whose artworks were sold by Sotheby's in the State of California or at auction by California sellers and for which a royalty was allegedly due under the California Resale Royalties Act (the "Resale Royalties Act"). Plaintiffs seek unspecified damages, punitive damages and injunctive relief for alleged violations of the Resale Royalties Act and the California Unfair Competition Law. In January 2012, Sotheby’s filed a motion to dismiss the action on the grounds, among others, that the Resale Royalties Act violates the U.S. Constitution and is preempted by the U.S. Copyright Act of 1976. In February 2012, the plaintiffs filed their response to Sotheby's motion to dismiss. The court heard oral arguments on the motion to dismiss on March 12, 2012. On May 17, 2012, the court issued an order dismissing the action on the ground that the Resale Royalties Act violated the Commerce Clause of the U.S. Constitution. The plaintiffs appealed this ruling. On May 5, 2015, an en banc panel of the U.S. Court of Appeals for the Ninth Circuit issued a decision affirming the lower court decision that the Resale Royalties Act was unconstitutional insofar as it sought to apply to sales outside of the state of California. The plaintiffs filed a motion for certiorari to the U.S. Supreme Court, which was denied on January 11, 2016. On April 12, 2016, the district court granted Sotheby's motion to dismiss the remaining claims in the action, which relate to sales that occurred in California. The plaintiffs have appealed this decision.

See Note 5 for information related to unfunded commitments to extend additional credit through SFS. See Note 6 for information regarding the contingent consideration arrangement related to the AAP acquisition. See Note 8 for information related to debt commitments. See Note 12 for information related to Sotheby's auction guarantees. See Note 21 for information related to income tax contingencies.
11. Other Current Liabilities
In the second quarter of 2016, Sotheby's sold an undivided legal and beneficial 50% ownership interest in a Fancy Vivid Pink Diamond (the "Pink Diamond"), weighing 59.60 carats, for $34.2 million in cash. The entire value of the Pink Diamond will continue to be reported within Inventory on the Condensed Consolidated Balance Sheets pending the future sale of a 100% interest in the property. Until such time, the amount received by Sotheby's will be recorded within Other Current Liabilities on the Condensed Consolidated Balance Sheets. Upon completion of the future sale of a 100% interest in the Pink Diamond, the revenue associated with the final sale will include the $34.2 million already collected and will be recorded within Inventory Sales on the income statement with the corresponding acquisition cost recorded as Cost of Inventory Sales.
12. Auction Guarantees
From time-to-time in the ordinary course of its business, Sotheby’s will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). If the property offered under the auction guarantee sells above the minimum guaranteed price, Sotheby’s is generally entitled to a share of the excess proceeds (the "overage"). In the event that the property sells for less than the minimum guaranteed price, Sotheby’s must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee (the "shortfall"). The amount of any shortfall recorded in Sotheby's financial statements is reduced by any auction commissions earned on property sold under the auction guarantee. If any item of property offered under the auction guarantee does not sell, the amount of the auction guarantee must be paid, but Sotheby’s takes ownership of the unsold property and may recover the amount paid through its future sale. Depending on the mix of items subject to an auction guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
In situations when an item of guaranteed property does not sell, Sotheby's takes ownership of the property and it is recorded as Inventory on the Condensed Consolidated Balance Sheets at the lower of its cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., the expected sale price upon its eventual disposition). The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of property acquired as a result of failed auction guarantees is inherently subjective and its realizable value often fluctuates over time. Accordingly, the proceeds ultimately realized by Sotheby’s on the sale of previously guaranteed property may equal, exceed, or be less than the estimated net realizable value recorded as Inventory on the Condensed Consolidated Balance Sheets.
Sotheby’s may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage. If the irrevocable bid is the winning bid, the counterparty may receive a fixed fee as compensation for providing the irrevocable bid. This fee may be netted against the counterparty's obligation to pay the full purchase price (i.e., the hammer price plus the applicable buyer's premium). In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty in a partner sharing arrangement is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.
The counterparties to the auction guarantee risk and reward sharing arrangements entered into by Sotheby's are typically major international art dealers or major art collectors. Sotheby’s could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.
Although irrevocable bid and partner sharing arrangements may be used to reduce the risk associated with auction guarantees, Sotheby's may also enter into auction guarantees without securing such arrangements. In these circumstances, Sotheby's could be exposed to deterioration in auction commission margins and/or auction guarantee losses if one or more of the guaranteed items fails to sell at its minimum guaranteed price. Furthermore, in such situations, Sotheby's liquidity could be reduced.

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
As of June 30, 2016, Sotheby’s had outstanding auction guarantees totaling approximately $3.3 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. A substantial portion of property related to these auction guarantees was offered at an auction in July 2016. As of December 31, 2015 and June 30, 2015, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its outstanding auction guarantees totaled $1 million and $0.5 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2016, the liability related to Sotheby's obligation to perform under its outstanding auction guarantees was not material.
On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman (the "Estate") under which it is selling works of art from the collection of A. Alfred Taubman (the "Taubman Collection"). Robert S. Taubman, a trustee and beneficiary of the Estate, was a director of Sotheby's at the time the arrangement was consummated. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, after taking into account items withdrawn by the Estate prior to sale. As of June 30, 2016, the remaining outstanding auction guarantee related to the Taubman Collection totaled $0.8 million. See Note 22 for additional information related to this related party auction guarantee.
As of July 29, 2016, Sotheby's had outstanding auction guarantees totaling $110.1 million. Each of the auction guarantees outstanding as of July 29, 2016, had a minimum guaranteed price that was within or below the range of the pre-sale auction estimates for the underlying property. A substantial portion of the property related to these auction guarantees is being offered at auctions in the fourth quarter of 2016, with the remaining property scheduled to be offered in the first quarter of 2017.
13. Shareholders' Equity and Dividends
Common Stock Repurchase Program—In January 2014, the Board of Directors authorized a five-year, $150 million Common Stock repurchase program. In March 2014, Sotheby's repurchased 558,171 shares of its Common Stock for an aggregate purchase price of $25 million ($44.79 per share) pursuant to an accelerated share repurchase ("ASR") agreement.
On August 6, 2015, the Board of Directors approved an increase of $125 million to Sotheby's share repurchase authorization, which resulted in a total share repurchase authorization of $250 million as of that date. On August 13, 2015, Sotheby's entered into an ASR agreement (the "August 2015 ASR Agreement") pursuant to which it received an initial delivery of 2,667,378 shares of its Common Stock for an initial purchase price of $125 million. The initial shares received by Sotheby's on August 13, 2015 had a value of $100 million, or $37.49 per share. In November 2015, the counterparty to the August 2015 ASR Agreement elected to conclude the agreement, and Sotheby's received an additional 1,038,280 shares of its Common Stock. Accordingly, in total, the August 2015 ASR Agreement resulted in the repurchase of 3,705,658 shares of Sotheby's Common Stock for an average price of $33.73 per share.
On January 21, 2016, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. For the six months ended June 30, 2016, Sotheby's repurchased 10,988,730 shares of its Common Stock for $282.2 million (including fees and commissions) at an average price of $25.68 per share under this increased authorization through open market purchases and purchases made pursuant to a Rule 10b5-1 plan. As of August 4, 2016, $42.9 million remains under the current share repurchase authorization. Management expects to continue to repurchase shares of Common Stock under this authorization via open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph.
The timing of share repurchases and the actual amount purchased will depend on a variety of factors, including the market price of Sotheby's Common Stock, general market and economic conditions, securities law requirements, and other corporate considerations. Repurchases may continue to be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which allows Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.

Quarterly Cash Dividends—For the three and six months ended June 30, 2015, Sotheby's declared and paid quarterly cash dividends at a rate of $0.10 per share for a total of $6.9 million and $13.8 million, respectively. On January 21, 2016, the Board of Directors decided to eliminate Sotheby's $0.10 per share quarterly cash dividend and allocate the capital instead to repurchase shares of Common Stock, as discussed above.
Special Dividend—In January 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. The special dividend was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by then existing domestic cash balances. In conjunction with this special dividend, Sotheby's accrued approximately $11 million for dividend equivalents owed on share-based payments to employees and charged to retained earnings. Through June 30, 2016, approximately $7.2 million of such dividend equivalents has been paid to employees, including $1.4 million and $2 million paid in March 2016 and March 2015, respectively. See Note 14 for information related to Sotheby's share-based payment programs.
14. Share-Based Payments
Share-based payments to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted stock shares, and stock options. A description of each of these share-based payments is provided below.
For the three and six months ended June 30, 2016 and 2015, compensation expense related to share-based payments is reflected in the following accounts in the Condensed Consolidated Income Statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Salaries and related costs	$2,291	$9,582	$8,128	$15,235
Voluntary separation incentive programs (see Note 15)	(334)	—	$(640)	$—
CEO separation and transition costs (see Note 16)	—	—	$—	$2,000
Total share-based payment expense (pre-tax)	$1,957	$9,582	$7,488	$17,235
Total share-based payment expense (after-tax)	$1,609	$6,623	$5,410	$11,453
For the three and six months ended June 30, 2016, Sotheby's recognized credits of ($0.3) million and ($0.6) million, respectively, related to share-based payments associated with the voluntary separation programs enacted in the fourth quarter of 2015. These credits are the result of changes in management's estimate of the number of performance-based stock units held by program participants that are expected to vest.
For the six months ended June 30, 2016, Sotheby's recognized a ($1.3) million tax shortfall related to share-based payment arrangements. This tax shortfall represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period was less than the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense. The ($1.3) million tax shortfall in the period is accounted for as a reduction to previously recognized excess tax benefits related to share-based payments recorded within Additional Paid-in Capital on the Condensed Consolidated Balance Sheets.
For the six months ended June 30, 2015, Sotheby's recognized $1.1 million of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense. Excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Condensed Consolidated Statements of Cash Flows.
As of June 30, 2016, unrecognized compensation expense related to the unvested portion of share-based payments was $28.3 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.5 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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

RSU's and restricted stock shares issued under the Restricted Stock Unit Plan generally vest evenly over a three-year service period. Prior to vesting, holders of RSU's and restricted stock shares are entitled to receive non-forfeitable dividend equivalents and dividends, respectively, at the same rate as dividends are paid on Sotheby's Common Stock (if and when such dividends are paid). Prior to vesting, holders of RSU's do not have voting rights, while holders of restricted stock shares have voting rights. RSU's and restricted stock shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
Performance Share Units (or "PSU's") are RSU's that generally vest over three or four years, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain return on invested capital ("ROIC") targets (for awards granted in 2016). Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's at the same rate as dividends are paid on Sotheby's Common Stock (if and when such dividends are paid), but are only paid for PSU's that vest and become shares of Common Stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
For the six months ended June 30, 2016, the Compensation Committee granted share-based payment awards with a total grant date fair value of $23.7 million, as follows:

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
Summary of Outstanding Share-Based Payment Awards—For the six months ended June 30, 2016, changes to the number of outstanding RSU’s, PSU’s, and Restricted Stock shares were as follows (shares in thousands):

	Restricted Stock Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,019	$43.61
Granted	1,002	$23.66
Vested	(533)	$39.63
Canceled	(164)	$38.29
Outstanding at June 30, 2016	2,324	$36.30
As of June 30, 2016, 2.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the six months ended June 30, 2016 and 2015 was $13.8 million and $22.9 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of June 30, 2016, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan. As of June 30, 2016, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 3.6 years, and an aggregate intrinsic value of $0.3 million. No stock options were exercised or granted during the six months ended June 30, 2016 and 2015.
15. Voluntary Separation Incentive Programs (Net)
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

For the three and six months ended June 30, 2016, Sotheby's recognized net credits of ($0.2) million and ($0.5) million, respectively, to the previously recorded charge primarily as a result of management’s quarterly assessment of the likelihood that performance-based stock units held by participants in the Programs will vest. As of June 30, 2016, Sotheby's has made cash payments of approximately $31.3 million related to the Programs. Accordingly, the remaining accrued liability related to the Programs recorded within Accounts Payable and Accrued Liabilities on the June 30, 2016 Condensed Consolidated Balance Sheet was $2.5 million. The remaining liability is expected to be settled through cash payments made principally in the third quarter of 2016.
16. CEO Separation and Transition Costs
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
17. Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States ("U.S.") and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and approximately $0.3 million in lease exit costs. For the three and six months ended June 30, 2015, Sotheby's recognized credits of approximately ($0.5) million and ($0.9) million, respectively, in Restructuring Charges (net) as a result of adjustments to the initial accrual for employee termination benefits. The headcount reductions resulting from the 2014 Restructuring Plan were completed in the third quarter of 2015 and the associated liability has been fully settled.
18. Derivative Financial Instruments
Derivative Financial Instruments Designated as Cash Flow Hedges—On July 1, 2015, Sotheby's entered into a seven-year, $325 million mortgage loan to refinance its previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over the seven-year term of the mortgage. In connection with the York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Collar"), effective as of July 1, 2017. Both of these instruments have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreements are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into Sotheby's financial statements. See Note 8 for additional information related to the York Property Mortgage.
As of June 30, 2016, the notional value of the Swap was equal to the $318.5 million principal balance of the York Property Mortgage on that date, and the notional value of the Collar was $310.3 million, which is equal to the forecasted principal balance of the York Property Mortgage as of the Collar's effective date. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
At their inception, the Swap and the Collar were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the York Property Mortgage. Accordingly, to the extent that the Swap and the Collar are effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in the Condensed Consolidated Income Statements as interest expense related to the mortgage is recorded. Any hedge ineffectiveness is immediately recognized in Interest Expense. There was no hedge ineffectiveness related to the Swap or the Collar during the three and six months ended June 30, 2016. Management performs a quarterly assessment to determine whether the Swap and the Collar continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the York Property Mortgage.

As of June 30, 2016 and December 31, 2015, the fair value of the Swap recorded in Other Current Liabilities on the Condensed Consolidated Balance Sheets was $1.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2016, the loss in fair value associated with the Swap recognized in Other Comprehensive Loss was $0.3 million (net of tax) and $1.1 million (net of tax), respectively, and the amount reclassified to Interest Expense during the three and six-month periods was $0.2 million (net of tax) and $0.4 million (net of tax), respectively.
As of June 30, 2016 and December 31, 2015, the fair value of the Collar recorded in Other Long-Term Liabilities on the Condensed Consolidated Balance Sheets was $16.2 million and $6.8 million, respectively. For the three and six months ended June 30, 2016, the loss in fair value associated with the Collar recognized in Other Comprehensive Loss was $1.9 million (net of tax) and $5.8 million (net of tax), respectively.
The liabilities associated with the Swap and the Collar have been designated as Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies. The fair value of the Swap is based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the timing of the interest payments related to the York Property Mortgage. The fair value of the Collar is based on an option pricing model using observable LIBOR-curve rates for each forecasted monthly settlement, with the projected cash flows discounted using the contractual terms of the instrument, which are consistent with the timing of the interest payments related to the York Property Mortgage.
Derivative Financial Instruments Designated as Net Investment Hedges—In the fourth quarter of 2015, in consideration of the expansion of Sotheby's Common Stock repurchase program, as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management assessed its U.S. and foreign cash needs and concluded that approximately $600 million of accumulated foreign earnings would be repatriated to the U.S. in the foreseeable future. As of June 30, 2016, approximately $337 million of these foreign earnings had been repatriated and used, in part, to fund Common Stock repurchases during the first six months of 2016. Management expects that additional repatriations will be made later in 2016, though the specific timing of any further repatriation of foreign earnings is currently being evaluated. These accumulated foreign earnings represent almost the entire value of Sotheby’s foreign currency denominated net investments in the subsidiaries from which the earnings are being repatriated. As a result, Sotheby's is exposed to variability in the U.S. Dollar equivalent of these foreign currency denominated net investments and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. Accordingly, on June 1, 2016, Sotheby's entered into foreign currency forward exchange contracts with an aggregate notional value of $295.5 million, which were each designated as a net investment hedge. As of June 30, 2016, the aggregate notional value of these contracts was $214.8 million.
Sotheby’s uses the forward rate method to assess the effectiveness of its net investment hedges. Under the forward rate method, if both the notional amount of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the investor’s functional currency, then all changes in fair value of the derivative are reported in the cumulative translation adjustment accounts within Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets.
The foreign currency forward exchange contracts designated as net investment hedges are considered Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies. The fair value of these foreign currency forward exchange contracts is based on the estimated amount to settle the contracts using applicable market exchange rates as of the balance sheet date.

The following table summarizes fair value information related to the derivative financial instruments designated as hedging instruments as reflected on Sotheby's Condensed Consolidated Balance Sheets as of June 30, 2016 (in thousands of dollars):

	Assets		Liabilities
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	N/A	$—	Other Current Liabilities	$1,341
Interest rate collar	N/A	—	Other Long-Term Liabilities	16,194
Total cash flow hedges		—		17,535
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	12,828	Other Current Liabilities	315
Total		$12,828		$17,850
The following tables summarize the effect of the derivative financial instruments designated as hedging instruments on Sotheby's Condensed Consolidated Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income(Loss) - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion
	2016	2015		2016	2015
Cash Flow Hedges:
Interest rate swap	$(290)	$—	Interest Expense	$216	$—
Interest rate collar	(1,873)	—	Interest Expense	—	—
Total cash flow hedges	(2,163)	—		216	—
Net Investment Hedges:
Foreign exchange contracts	5,773	—	Other Income/(Expense)	—	—
Total	$3,610	$—		$216	$—

	Six Months Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion
	2016	2015		2016	2015
Cash Flow Hedges:
Interest rate swap	$(1,083)	$—	Interest Expense	$439	$—
Interest rate collar	(5,792)	—	Interest Expense	—	—
	(6,875)	—		439	—
Net Investment Hedges:
Foreign exchange contracts	5,773	—	Other Income/(Expense)	—	—
Total	$(1,102)	$—		$439	$—
Derivative Financial Instruments Not Designated as Hedging Instruments—Sotheby’s also utilizes forward exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements arising from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All instruments used to offset cash flow exposures related to foreign currency exchange rate movements are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these instruments are recognized in the Condensed Consolidated Income Statements in Other Income (Expense).

As of June 30, 2016, the notional value of outstanding forward exchange contracts was $439.1 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings. As of June 30, 2016, December 31, 2015, and June 30, 2015, the fair values of these contracts were not material to Sotheby's consolidated financial statements.

19. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss, for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

Three Months Ended June 30, 2016	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at March 31, 2016	$(55,242)	$(9,201)	$(8,795)	$(73,238)
Other comprehensive (loss) income before reclassifications	(16,032)	572	3,610	(11,850)
Amounts reclassified from accumulated other comprehensive loss	—	—	216	216
Net other comprehensive (loss) income	(16,032)	572	3,826	(11,634)
Balance at June 30, 2016	$(71,274)	$(8,629)	$(4,969)	$(84,872)
Three Months Ended June 30, 2015	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at March 31, 2015	$(54,681)	$(40,496)	$—	$(95,177)
Other comprehensive income (loss) before reclassifications	20,079	(2,526)	—	17,553
Amounts reclassified from accumulated other comprehensive loss	—	867	—	867
Net other comprehensive income (loss)	20,079	(1,659)	—	18,420
Balance at June 30, 2015	$(34,602)	$(42,155)	$—	$(76,757)
Six Months Ended June 30, 2016	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at January 1, 2016	$(52,279)	$(9,619)	$(4,306)	$(66,204)
Other comprehensive (loss) income before reclassifications	(18,995)	990	(1,102)	(19,107)
Amounts reclassified from accumulated other comprehensive loss	—	—	439	439
Net other comprehensive (loss) income	(18,995)	990	(663)	(18,668)
Balance at June 30, 2016	$(71,274)	$(8,629)	$(4,969)	$(84,872)
Six Months Ended June 30, 2015	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at January 1, 2015	$(33,223)	$(43,543)	$—	$(76,766)
Other comprehensive (loss) income before reclassifications	(1,379)	(337)	—	(1,716)
Amounts reclassified from accumulated other comprehensive loss	—	1,725	—	1,725
Net other comprehensive (loss) income	(1,379)	1,388	—	9
Balance at June 30, 2015	$(34,602)	$(42,155)	$—	$(76,757)
For the three and six months ended June 30, 2016, included in Other Comprehensive (Loss) Income before reclassifications are $0.6 million (net of tax) and $1 million (net of tax), respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan. For the three and six months ended June 30, 2015, such amounts totaled ($2.5) million (net of tax) and ($0.3) million (net of tax), respectively.
For the three and six months ended June 30, 2015, $0.2 million (net of tax) and 0.4 million (net of tax), respectively, was reclassified from Accumulated Other Comprehensive Loss and recognized on a pre-tax basis within Interest Expense in the Condensed Consolidated Income Statements as a result of monthly interest accruals related to the Swap associated with the York Property Mortgage (see Note 18).

For the three and six months ended June 30, 2015, $0.9 million (net of tax) and $1.7 million (net of tax), respectively, was reclassified from Accumulated Other Comprehensive Loss and recognized on a pre-tax basis within Salaries and Related Costs in the Condensed Consolidated Income Statements as a result of the amortization of actuarial losses and prior service costs related to the U.K. Pension Plan.
20. Income Taxes
The quarterly income tax provision is calculated using an estimated annual effective income tax rate based on historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
As discussed above, Sotheby's effective income tax rate may fluctuate due to changes in the jurisdictional mix of forecasted pre-tax income. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%, if incremental U.S. deferred income taxes are not being recorded on the earnings of those countries. This is particularly true in countries where Sotheby's has significant auction operations such as Hong Kong and Switzerland, where the current statutory tax rates are approximately 17% and 23%, respectively.
Prior to the fourth quarter of 2015, based on its projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby's Common Stock repurchase program (see Note 13), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management reassessed Sotheby's U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of June 30, 2016, approximately $337 million of the foreign earnings discussed above had been repatriated and used, in part, to fund Common Stock repurchases during the first six months of 2016. Management expects that additional repatriations will be made later in 2016, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently being evaluated.
Based on current projections and planned uses of U.S. and foreign cash, management believes that its cash balances and earnings in the U.S., as well as the amount of unremitted foreign earnings for which a deferred tax liability has been recorded, will be sufficient to satisfy its current cash needs in the U.S. Accordingly, management plans to indefinitely reinvest a portion of its prospective foreign earnings (i.e., those related to Sotheby’s non-U.K. foreign subsidiaries) outside of the U.S.
As of June 30, 2016, Sotheby’s estimates that its annual effective income tax rate, excluding discrete items, will be approximately 26% as compared to its estimate of approximately 35% as of June 30, 2015. The decrease in the estimate of the annual effective income tax rate is due, in part, to management’s change in assertion regarding the indefinite reinvestment of Sotheby’s 2016 foreign earnings (except those related to Sotheby’s subsidiaries in the U.K.). In 2015, as discussed above, U.S. deferred income taxes were recorded on substantially all of the foreign earnings generated by Sotheby’s in that year. As a result, the mix of pre-tax income among the various jurisdictions did not have a material effect on Sotheby's 2015 effective income tax rate. The annual effective income tax rate for the current period, however, is influenced by changes in the mix of pre-tax income among the various jurisdictions where Sotheby's operates and results in a decrease in the forecasted annual effective income tax rate when compared to the prior period.

Sotheby’s effective income tax rate for the three and six months ended June 30, 2016 is approximately 28% and 26%, respectively, compared to an effective income tax rate of approximately 40% for the three and six months ended June 30, 2015. The decrease in the effective income tax rate as compared to the prior periods is principally due to the decrease in the estimated annual effective income tax rate, which is the result of management’s change in assertion regarding the indefinite reinvestment of certain foreign earnings, as discussed above, and changes in the mix of pre-tax income among the various jurisdictions where Sotheby’s operates. The decrease in the effective income tax rate between the current and prior periods is also influenced by discrete tax expense of $4 million recorded in the second quarter of 2015 as a result of legislation enacted in New York City.
21. Uncertain Tax Positions
As of June 30, 2016, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $19.5 million, representing a net decrease of $2.5 million when compared to a liability of $22 million as of December 31, 2015. This net decrease is primarily the result of the expiration of a statute of limitations for certain tax years. As of June 30, 2015, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $20.5 million. As of June 30, 2016, December 31, 2015, and June 30, 2015, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $13.7 million, $12.8 million, and $12.7 million, respectively. Sotheby's believes it is reasonably possible that a decrease of $3.1 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2016 balance sheet date as a result of the expiration of statutes of limitations and the settlement of an audit.
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
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties decreased by $0.1 million for the six months ended June 30, 2016.
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
22. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and employees transact with Sotheby's to buy and sell property at auction and through private sales. For the three and six months ended June 30, 2016, Sotheby’s recognized Agency Commissions and Fees of $0.1 million and $0.7 million, respectively, related to property consigned or purchased by related parties. For the three and six months ended June 30, 2015, such amounts totaled $1.3 million and $2 million, respectively.
On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman under which it is selling works of art from the collection of A. Alfred Taubman. Robert S. Taubman, a trustee and beneficiary of the Estate, was a director of Sotheby's at the time the arrangement was consummated. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, after taking into account items withdrawn by the Estate prior to sale. Through June 30, 2016, total aggregate proceeds (i.e., the hammer price plus buyer's premium) from sales of Taubman Collection property were $473.5 million. The results of these sales, combined with the initially estimated value of items which were taken into inventory after failing to sell at auction ($33 million) resulted in a loss on the auction guarantee of approximately $3 million, which was recognized in the fourth quarter of 2015. As of June 30, 2016 and December 31, 2015, Sotheby's owed $10.5 million and $285.4 million, respectively, to the Estate. Subsequent to June 30, 2016, an additional $10.1 million was paid to the Estate in settlement of the outstanding liability. As of June 30, 2016, the remaining outstanding auction guarantee related to the Taubman Collection totaled $0.8 million.
As of June 30, 2015, Accounts Receivables (net) included $0.3 million associated with auction or private sale purchases made by related parties. As of June 30, 2016, Related Party Client Payables included $10.6 million associated with amounts owed to related party consignors, including the $10.5 million owed to the Estate discussed above.

23. Recent Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard, including all subsequently issued amendments by the FASB to this standard, on Sotheby’s financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 will be effective for Sotheby's beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for Sotheby's beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for Sotheby's beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management is currently assessing the potential impact of adopting this new accounting standard, but does not expect its adoption to have a material effect on Sotheby's financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for Sotheby's beginning on January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard, but does not expect its adoption to have a material effect on Sotheby's financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income tax consequences and certain classifications within the statement of cash flows. This standard requires companies to record all excess tax benefits and deficiencies resulting from the vesting of share-based payments to the income statement, whereas current guidance generally permits such items to be recorded to the equity section of the balance sheet provided that an adequate level of previously recorded excess tax benefits exist. ASU 2016-09 is effective for Sotheby's beginning on January 1, 2017. Management is currently assessing the full potential impact of adopting this new accounting standard on Sotheby’s financial statements, but expects the adoption of ASU 2016-09 to potentially result in increased volatility to Sotheby's effective income tax rate beginning in 2017.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for Sotheby's beginning on January 1, 2020. Early adoption is permitted. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.

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
Auction sale results in the fourth quarter of 2015 and to-date in 2016 indicate that the global art market has entered a period of lower sales. With the art market declining from its recent peak, consignors have exercised greater discretion in offering their works of art for sale, which has resulted in lower consignment levels, particularly in Sotheby's recent auctions of Contemporary and Impressionist and Modern Art. However, collectors continue to purchase top quality works of art for strong prices in these smaller and more selective sales, which have also recently experienced encouraging sell-through rates. The lower level of sales has also been partially mitigated by an increase in Auction Commission Margin in each of the last three quarter-to-date reporting periods beginning in the fourth quarter of 2015.

Sotheby's Financial Services—In recent years, there has also been an increase in the demand for art-related financing. In response, and in an effort to reduce the cost of capital of SFS and enhance returns, in January 2014, Sotheby's established a separate capital structure for SFS through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the SFS Credit Facility has allowed management to finance 83% of the loan portfolio with debt, and has contributed to a 33% increase in the client loan portfolio when compared to December 31, 2013 and a higher level of profitability for SFS.
Seasonality
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 78% and 79% of total Net Auction Sales in 2015 and 2014, respectively, with auction commission revenues comprising approximately 75% and 81% of Sotheby's total revenues in those years. Accordingly, Sotheby’s financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of Sotheby’s operating expenses.
The comparison of Sotheby's results between the current and prior year quarters can be significantly influenced by a number of factors in addition to the seasonality of the global art auction market, such as changes in the timing of when certain auctions occur, the level of non-recurring single-owner auction sale events, the level and timing of individually negotiated private sale transactions, and changes in certain accounting estimates that rely upon forecasted results such as variable incentive and share-based compensation expense and the estimated annual effective income tax rate. Accordingly, management believes that investors should focus on results for six and twelve month periods, which better reflect the business cycle of the global art auction market.
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
Overview
Sotheby's results for the three and six months ended June 30, 2016 reflect the decline in the global art market and were also significantly impacted by the timing of the summer Contemporary Art sales in London, which were held in the second quarter of 2016 after occurring in the third quarter in 2015.
For the six months ended June 30, 2016, net income decreased $9.7 million (13%) when compared to the same period in the prior year, principally due to decreases of $553.8 million (21%) and $68.2 million (17%), respectively, in Net Auction Sales and auction commissions associated with the decline in the global art market, even after taking into account the incremental sales generated by the summer Contemporary Art sales in London. The impact of this decline in Net Auction Sales is somewhat mitigated by an increase in Auction Commission Margin from 15.3% to 16.1%. The revenue decrease is also partially offset by a lower level of incentive and share-based compensation expense, as well as a $4.8 million (20%) increase in revenues from Sotheby's Financial Services. The comparison of first half results is also favorably impacted by a lower effective income tax rate in the current period and $9.5 million in non-recurring compensation costs associated with leadership transitions that occurred in the second quarter of 2015. Although net income for the six months ended June 30, 2016 decreased by 13%, diluted earnings per share for the period decreased by only 1% from $1.04 to $1.03 as a result of a significant level of Common Stock repurchases occurring over the last twelve months.
For the three months ended June 30, 2016, Sotheby's net income increased $21.4 million (32%) when compared to the prior year second quarter as a lower level of compensation costs, a decrease in inventory losses and an increase in auction commission margin, as well as a lower effective income tax rate more than offset the impact of a $289.1 million (16%) decline in Net Auction Sales. For the three months ended June 30, 2016, diluted earnings per share increased by 58% from $0.96 to $1.52, significantly outpacing the increase in net income due to the level of Common Stock repurchases occurring over the last twelve months.

____________________
1 Represents the total hammer (sale) price of property sold at auction.

Outlook
Management expects that Sotheby’s typical seasonal third quarter loss will be significantly higher in 2016, when compared to the prior year, due to the timing of the summer Contemporary Art sales in London (as discussed above), as well as the continuing effects of the decline in the global art market and a non-recurring $7 million gain on the sale of inventory in the third quarter of 2015.
Due to the decline in the global art market, it is unlikely that fourth quarter 2016 Net Auction Sales and associated auction commission revenues will equal the levels achieved in the same period in 2015. However, results for the fourth quarter of 2016 are expected to benefit from an anticipated improvement in Auction Commission Margin, lower variable compensation costs, and a lower effective income tax rate. In addition, on a per share basis, results are expected to benefit from the significant level of Common Stock repurchases since the fourth quarter of 2015. (See statement on Forward Looking Statements.)

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015
The tables below present a summary of Sotheby’s consolidated results of operations and related statistical metrics for the three and six months ended June 30, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended June 30,	2016	2015	$/%	%
Revenues:
Agency commissions and fees	$273,764	$310,377	$(36,613)	(12%)
Inventory sales	5,281	7,005	(1,724)	(25%)
Finance	14,750	11,970	2,780	23%
License fees	2,897	2,468	429	17%
Other	1,973	186	1,787	*
Total revenues	298,665	332,006	(33,341)	(10%)
Expenses:
Agency direct costs	31,243	32,730	(1,487)	(5%)
Cost of inventory sales	7,381	16,989	(9,608)	(57%)
Cost of finance revenues	4,153	3,874	279	7%
Marketing	4,408	4,748	(340)	(7%)
Salaries and related	75,227	108,182	(32,955)	(30%)
General and administrative	40,909	44,731	(3,822)	(9%)
Depreciation and amortization	5,492	4,781	711	15%
Voluntary separation incentive programs (net) (a)	(231)	—	(231)	N/A
CEO separation and transition costs (b)	—	43	(43)	(100%)
Restructuring charges (net) (c)	—	(530)	530	(100%)
Total expenses	168,582	215,548	(46,966)	(22%)
Operating income	130,083	116,458	13,625	12%
Net interest expense (d)	(7,363)	(8,444)	1,081	13%
Other income	374	245	129	53%
Income before taxes	123,094	108,259	14,835	14%
Equity in earnings of investees	191	1,982	(1,791)	(90%)
Income tax expense	34,355	42,789	(8,434)	(20%)
Net income	88,930	67,452	21,478	32%
Less: Net loss attributable to noncontrolling interest	(34)	(120)	86	72%
Net income attributable to Sotheby's	$88,964	$67,572	$21,392	32%
Diluted earnings per share - Sotheby’s common shareholders	$1.52	$0.96	$0.56	58%
Statistical Metrics:
Aggregate Auction Sales (e)	$1,864,914	$2,201,464	$(336,550)	(15%)
Net Auction Sales (f)	$1,567,495	$1,856,643	$(289,148)	(16%)
Private Sales (g)	$146,577	$232,702	$(86,125)	(37%)
Consolidated Sales (h)	$2,016,772	$2,439,086	$(422,314)	(17%)
Adjusted Expenses (i)	$157,663	$185,671	$(28,008)	(15%)
Adjusted Operating Income (i)	$129,468	$125,472	$3,996	3%
Adjusted Net Income (i)	$88,591	$73,061	$15,530	21%
Adjusted Diluted Earnings Per Share (i)	$1.51	$1.04	$0.47	45%
EBITDA (i)	$140,327	$127,460	$12,867	10%
Adjusted EBITDA (i)	$139,712	$136,474	$3,238	2%
EBITDA Margin (i)	47.0%	38.4%	8.6%	N/A
Adjusted EBITDA Margin (i)	46.8%	41.1%	5.7%	N/A
Effective income tax rate	27.9%	39.5%	(11.6%)	N/A

			Variance
Six Months Ended June 30,	2016	2015	$/%	%
Revenues:
Agency commissions and fees	$354,829	$438,259	$(83,430)	(19%)
Inventory sales	12,075	19,988	(7,913)	(40%)
Finance	29,505	24,657	4,848	20%
License fees	5,059	4,442	617	14%
Other	3,728	335	3,393	*
Total revenues	405,196	487,681	(82,485)	(17%)
Expenses:
Agency direct costs	40,782	44,569	(3,787)	(8%)
Cost of inventory sales	18,119	28,702	(10,583)	(37%)
Cost of finance revenues	8,547	7,262	1,285	18%
Marketing	9,421	8,808	613	7%
Salaries and related	143,398	171,112	(27,714)	(16%)
General and administrative	76,585	79,460	(2,875)	(4%)
Depreciation and amortization	10,788	9,563	1,225	13%
Voluntary separation incentive programs (net) (a)	(538)	—	(538)	N/A
CEO separation and transition costs (b)	—	4,232	(4,232)	(100%)
Restructuring charges (net) (c)	—	(889)	889	(100%)
Total expenses	307,102	352,819	(45,717)	(13%)
Operating income	98,094	134,862	(36,768)	(27%)
Net interest expense (d)	(14,513)	(16,976)	2,463	15%
Other income (expense)	421	(1,714)	2,135	N/A
Income before taxes	84,002	116,172	(32,170)	(28%)
Equity in earnings of investees	587	3,126	(2,539)	(81%)
Income tax expense	21,569	46,713	(25,144)	(54%)
Net income	63,020	72,585	(9,565)	(13%)
Less: Net loss attributable to noncontrolling interest	(60)	(189)	129	68%
Net income attributable to Sotheby's	$63,080	$72,774	$(9,694)	(13%)
Diluted earnings per share - Sotheby’s common shareholders	$1.03	$1.04	$(0.01)	(1%)
Statistical Metrics:
Aggregate Auction Sales (e)	$2,450,306	$3,096,907	$(646,601)	(21%)
Net Auction Sales (f)	$2,058,671	$2,612,460	$(553,789)	(21%)
Private Sales (g)	$249,624	$370,193	$(120,569)	(33%)
Consolidated Sales (h)	$2,712,005	$3,476,624	$(764,619)	(22%)
Adjusted Expenses (i)	$275,244	$304,011	$(28,767)	(9%)
Adjusted Operating Income (i)	$103,286	$147,706	$(44,420)	(30%)
Adjusted Net Income (i)	$66,251	$80,484	$(14,233)	(18%)
Adjusted Diluted Earnings Per Share (i)	$1.09	$1.15	$(0.06)	(5%)
EBITDA (i)	$118,497	$153,288	$(34,791)	(23%)
Adjusted EBITDA (i)	$123,689	$166,132	$(42,443)	(26%)
EBITDA Margin (i)	29.2%	31.4%	(2.2%)	N/A
Adjusted EBITDA Margin (i)	30.5%	34.1%	(3.6%)	N/A
Effective income tax rate	25.7%	40.2%	(14.5%)	N/A

Legend:
*	Represents a variance in excess of 100%.
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

Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks acquired principally as a consequence of the auction process.
The tables below present a summary of Agency segment gross profit and related statistical metrics for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

			Variance
Three Months Ended June 30,	2016	2015	$ / %	%
Agency commissions and fees:
Auction commissions	$256,554	$287,487	$(30,933)	(11%)
Private sale commissions	14,183	22,292	(8,109)	(36%)
Other Agency commissions and fees (net)	3,027	598	2,429	*
Total Agency commissions and fees	273,764	310,377	(36,613)	(12%)
Inventory sales	3,294	4,026	(732)	(18%)
Total Agency segment revenues	277,058	314,403	(37,345)	(12%)
Agency direct costs:
Auction direct costs	30,244	31,386	(1,142)	(4%)
Private sale expenses	999	1,344	(345)	(26%)
Total Agency direct costs	31,243	32,730	(1,487)	(5%)
Cost of inventory sales	5,942	15,017	(9,075)	(60%)
Total Agency direct costs and cost of inventory sales	37,185	47,747	(10,562)	(22%)
Intersegment costs:
Interest (a)	422	1,557	(1,135)	(73%)
Fees (b)	451	494	(43)	(9%)
Consignment fees (c)	929	2,318	(1,389)	(60%)
Total intersegment costs	1,802	4,369	(2,567)	(59%)
Agency segment gross profit (d)	$238,071	$262,287	$(24,216)	(9%)
Statistical Metrics:
Aggregate Auction Sales (e)	$1,864,914	$2,201,464	$(336,550)	(15%)
Net Auction Sales (f)	$1,567,495	$1,856,643	$(289,148)	(16%)
Items sold at auction with a hammer (sale) price greater than $1 million	227	261	(34)	(13%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $1 million	$940,344	$1,280,536	$(340,192)	(27%)
Items sold at auction with a hammer (sale) price greater than $3 million	74	97	(23)	(24%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$686,620	$1,014,503	$(327,883)	(32%)
Auction commission margin (g)	16.4%	15.5%	0.90%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.93%	1.69%	0.24%	N/A
Private Sales (h)	$146,577	$232,702	$(86,125)	(37%)

			Variance
Six Months Ended June 30,	2016	2015	$ / %	%
Agency commissions and fees:
Auction commissions	$332,288	$400,502	$(68,214)	(17%)
Private sale commissions	22,403	33,750	(11,347)	(34%)
Other Agency commissions and fees (net)	138	4,007	(3,869)	(97%)
Total Agency commissions and fees	354,829	438,259	(83,430)	(19%)
Inventory sales	8,004	15,833	(7,829)	(49%)
Total Agency segment revenues	362,833	454,092	(91,259)	(20%)
Agency direct costs:
Auction direct costs	38,938	41,468	(2,530)	(6%)
Private sale expenses	1,844	3,101	(1,257)	(41%)
Total Agency direct costs	40,782	44,569	(3,787)	(8%)
Cost of inventory sales	14,906	25,911	(11,005)	(42%)
Total Agency direct costs and cost of inventory sales	55,688	70,480	(14,792)	(21%)
Intersegment costs:
Interest (a)	(995)	2,458	(3,453)	N/A
Fees (b)	877	918	(41)	(4%)
Consignment fees (c)	3,645	4,263	(618)	(14%)
Total intersegment costs	3,527	7,639	(4,112)	(54%)
Agency segment gross profit (d)	$303,618	$375,973	$(72,355)	(19%)
Statistical Metrics:
Aggregate Auction Sales (e)	$2,450,306	$3,096,907	$(646,601)	(21%)
Net Auction Sales (f)	$2,058,671	$2,612,460	$(553,789)	(21%)
Items sold at auction with a hammer (sale) price greater than $1 million	288	373	(85)	(23%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $1 million	$1,185,773	$1,757,419	$(571,646)	(33%)
Items sold at auction with a hammer (sale) price greater than $3 million	91	136	(45)	(33%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$862,454	$1,363,003	$(500,549)	(37%)
Auction commission margin (g)	16.1%	15.3%	0.80%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.89%	1.59%	0.30%	N/A
Private Sales (h)	$249,624	$370,193	$(120,569)	(33%)

Legend:
*	Represents a change in excess of 100%.
(a)
Represents interest charged by SFS for secured loans issued with an interest rate below its target rate. Such loans are issued by SFS as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship. See the discussion of SFS results below for an explanation of the credit balance reflected within intersegment interest for the six months ended June 30, 2016.

(b)
Represents fees charged by SFS for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents fees charged by SFS for term loan collateral sold at auction or privately through the Agency segment. Such fees, which represent a portion of the commission revenue earned by the Agency segment on the sale of the loan collateral, are paid to compensate SFS for generating auction and private sale consignments.

(d)
The calculation of gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

(e)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium.
(f)	Represents the total hammer (sale) price of property sold at auction.
(g)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(h)	Represents the total purchase price of property sold in private sales brokered by Sotheby's, including its commissions.

Overview—For the three and six months ended June 30, 2016, Agency segment gross profit decreased $24.2 million (9%) and $72.4 million (19%), respectively, primarily due to a decrease in auction commission revenues resulting from a lower level of Net Auction Sales associated with a decline in the global art market, most notably in the Impressionist and Modern Art and Contemporary Art collecting categories, and to a lesser extent, a lower level of private sale commissions. The impact of the lower level of Net Auction Sales in the periods is somewhat mitigated by increases in Auction Commission Margin from 15.5% to 16.4% in the second quarter and from 15.3% to 16.1% in the year-to-date period. The comparison of the current and prior year periods is also significantly influenced by a change in the timing of the summer Contemporary Art sales in London, which were held in the second quarter of 2016 after occurring in the third quarter in 2015. The net decrease in Agency segment gross profit is partially offset by a lower level of inventory writedowns. See below for a detailed discussion of the significant factors impacting the comparison of Agency segment gross profit between the current and prior year periods.
Auction Commission Revenue—In its role as auctioneer, Sotheby’s accepts property on consignment and matches sellers to buyers through the auction process. Sotheby’s invoices the buyer for the purchase price of the property (including the commission owed by the buyer), collects payment from the buyer, and remits to the seller the net sale proceeds after deducting its commissions, expenses and applicable taxes and royalties. Sotheby’s auction commissions include those paid by the buyer ("buyer’s premium") and those paid by the seller ("seller’s commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of Net Auction Sales. Auction commission revenues are recorded net of commissions owed to third parties, which are principally the result of situations when the buyer's premium is shared with a consignor or with the counterparty in an auction guarantee risk and reward sharing arrangement. Additionally, in certain situations, auction commissions are shared with third parties who introduce Sotheby's to consignors who sell property at auction or otherwise facilitate the sale of property at auction.
For the three and six months ended June 30, 2016, auction commission revenue decreased $30.9 million (11%) and $68.2 million (17%), respectively, primarily due to a lower level of Net Auction Sales during the current year periods. However, the decline in Net Auction Sales is partially mitigated by an improvement in Auction Commission Margin during the current year periods. See below for more information on Net Auction Sales and a discussion of Auction Commission Margin.

Net Auction Sales—The tables below present a summary of Net Auction Sales for the three and six months ended June 30, 2016 and 2015, as well as a comparison between the current and prior year periods (in millions of dollars):

			Variance
Three Months Ended June 30,	2016	2015	$	%
Contemporary Art	$376.6	$420.0	$(43.4)	(10%)
Impressionist and Modern Art	338.2	635.8	(297.6)	(47%)
Asian Art	345.3	263.1	82.2	31%
Jewelry	257.1	237.2	19.9	8%
Other fine art, decorative art, and collectibles	284.7	300.5	(15.8)	(5%)
Sub-total	1,601.9	1,856.6	(254.7)	(14%)
Impact of foreign exchange rate changes	(34.4)	N/A	(34.4)	N/A
Total	$1,567.5	$1,856.6	$(289.1)	(16%)

			Variance
Six Months Ended June 30,	2016	2015	$	%
Contemporary Art	$528.1	$671.7	$(143.6)	(21%)
Impressionist and Modern Art	509.7	926.8	(417.1)	(45%)
Asian Art	379.3	327.0	52.3	16%
Jewelry	261.9	249.0	12.9	5%
Other fine art, decorative art, and collectibles	435.2	438.0	(2.8)	(1%)
Sub-total	2,114.2	2,612.5	(498.3)	(19%)
Impact of foreign exchange rate changes	(55.5)	N/A	(55.5)	N/A
Total	$2,058.7	$2,612.5	$(553.8)	(21%)
The decrease in Net Auction Sales in the current year periods reflects a decline in the global art market that began in the fourth quarter of 2015, most notably in the Impressionist and Modern Art and Contemporary Art collecting categories. The comparison between the current and prior year periods is also significantly influenced by the timing of the summer Contemporary Art sales in London, which were held in the second quarter of 2016 and totaled approximately $80 million in Net Auction Sales. In 2015, the comparable sales occurred in the third quarter and totaled approximately $197 million in Net Auction Sales. The overall decrease in Net Auction Sales is partially offset by an increase in sales of Asian Art, primarily due to a higher level of sales in Sotheby's Hong Kong salesroom.
Auction Commission Margin—Auction Commission Margin represents total auction commission revenue as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment, as well as by Sotheby's use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. See Note 11 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.
For the three and six months ended June 30, 2016, Auction Commission Margin increased 0.9% (from 15.5% to 16.4%) and 0.8% (from 15.3% to 16.1%), respectively, due to a change in sales mix, as fewer objects were sold in the higher price bands of Sotheby's buyer's premium rate structure during the periods, as well as by the reduced use of auction guarantees. The improvement in Auction Commission Margin is partially offset by the timing of the summer Contemporary Art evening sale in London, which was held in the second quarter of 2016 after occurring in the third quarter of 2015. This sale typically includes higher value works of art, which generate lower commission margins.

Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Because private sales are individually negotiated non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues. For the three and six months ended June 30, 2016, private sale commissions decreased $8.1 million (36%) and $11.3 million (34%), respectively, due to a decrease in the volume of high-value transactions completed during the periods.
Other Agency Commissions and Fees—Other Agency commissions and fees includes: (i) Sotheby's share of overage or shortfall related to guaranteed property offered or sold at auction, (ii) commissions and other fees earned on sales brokered by third parties, (iii) fees charged to consignors for property withdrawn prior to auction, (iv) fees charged for catalogue production and property management, (v) catalogue subscription revenues, and (vi) advertising revenues. For the three months ended June 30, 2016, other Agency commissions and fees increased $2.4 million primarily due to a lower level of losses associated with Sotheby's portfolio of auction guarantees. For the six months ended June 30, 2016, other Agency commissions and fees decreased $3.9 million primarily due to a lower level of consignment withdrawal fees.
Agency Direct Costs—The tables below present a summary of Agency direct costs for the three and six months ended June 30, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended June 30,	2016	2015	$ / %	%
Auction direct costs:
Sale marketing	$10,886	$13,795	$(2,909)	(21%)
Shipping	4,119	5,035	(916)	(18%)
Sale venue	5,853	6,581	(728)	(11%)
Other	9,386	5,975	3,411	57%
Total auction direct costs	30,244	31,386	(1,142)	(4%)
Private sale expenses	999	1,344	(345)	(26%)
Total Agency direct costs	$31,243	$32,730	$(1,487)	(5%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.93%	1.69%	0.24%	N/A

			Variance
Six Months Ended June 30,	2016	2015	$ / %	%
Auction direct costs:
Sale marketing	$14,307	$18,534	$(4,227)	(23%)
Shipping	6,753	7,837	(1,084)	(14%)
Sale venue	6,759	7,807	(1,048)	(13%)
Other	11,119	7,290	3,829	53%
Total auction direct costs	38,938	41,468	(2,530)	(6%)
Private sale expenses	1,844	3,101	(1,257)	(41%)
Total Agency direct costs	$40,782	$44,569	$(3,787)	(8%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.89%	1.59%	0.30%	N/A
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

For the three and six months ended June 30, 2016, auction direct costs decreased $1.1 million (4%) and $2.5 million (6%), respectively, largely as a result of the lower value of Sotheby's auction offerings during the periods, as well as management's cost control initiatives. These decreases are partially offset by the change in the timing of the summer Contemporary Art sales in London, as discussed above. Also partially offsetting the decreases in auction direct costs are unfavorable property loss and damage experience, as well as an increase in debit and credit card processing fees due to the higher level of sales in Sotheby's Hong Kong salesroom in the current periods.
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
The table below presents a summary of Agency segment inventory activities for the three and six months ended June 30, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended June 30,	2016	2015	$	%
Inventory sales	$3,294	$4,026	$(732)	(18%)
Cost of inventory sales	5,942	15,017	(9,075)	(60%)
Gross loss	$(2,648)	$(10,991)	$8,343	(76%)

			Variance
Six Months Ended June 30,	2016	2015	$	%
Inventory sales	$8,004	$15,833	$(7,829)	(49%)
Cost of inventory sales	14,906	25,911	(11,005)	(42%)
Gross loss	$(6,902)	$(10,078)	$3,176	(32%)
The favorable comparison of Sotheby's inventory activities to the prior periods is significantly impacted by a loss incurred on a painting acquired by Sotheby's and sold at auction in the second quarter of 2015. This painting was acquired along with another painting that was sold at auction for an offsetting profit which was recognized in the third quarter of 2015 when payment was received and title passed to the buyer.
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
For three and six months ended June 30, 2016, gross profit for SFS was virtually flat when compared to the prior year periods as collateral release fees earned in the second quarter were offset by lower Average Loan Portfolio balances, a decrease in intersegment revenues, and increased borrowing costs. The lower Average Loan Portfolio balances are principally the result of proceeds collected from term loan collateral sales during the first six months of 2016. The increases in borrowing costs are attributable to funding a greater portion of the loan portfolio with revolving credit facility borrowings, as well as higher marginal interest rates on borrowings.

The tables below present a summary of SFS gross profit and related statistical metrics as of and for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

			Variance
Three Months Ended June 30,	2016	2015	$ /%	%
Finance revenues:
Client paid revenues:
Interest	$10,063	$10,528	$(465)	(4%)
Facility fees	4,687	1,442	3,245	*
Total client paid revenues	14,750	11,970	2,780	23%
Intersegment revenues:
Interest (a)	422	1,557	(1,135)	(73%)
Facility fees (b)	451	494	(43)	(9%)
Consignment fees (c)	929	2,318	(1,389)	(60%)
Total intersegment revenues	1,802	4,369	(2,567)	(59%)
Total finance revenues	16,552	16,339	213	1%
Cost of finance revenues (d)	4,153	3,874	279	7%
SFS gross profit (e)	$12,399	$12,465	$(66)	(1%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$629,681	$774,040	$(144,359)	(19%)
Average Loan Portfolio (g)	$622,435	$752,874	$(130,439)	(17%)
Credit Facility Borrowings (h)	$523,500	$593,000	$(69,500)	(12%)
Average Credit Facility Borrowings (i)	$518,544	$538,868	$(20,324)	(4%)
Average Equity in Loan Portfolio (j)	$103,891	$214,006	$(110,115)	(51%)
SFS Leverage Ratio (k)	83.1%	76.6%	6.5%	N/A
Finance Revenue Percentage (l)	10.6%	8.7%	1.9%	N/A
Weighted Average Cost of Borrowings (m)	3.2%	2.9%	0.3%	N/A
SFS LTM Return on Equity (n)	19.5%	12.3%	7.2%	N/A

			Variance
Six Months Ended June 30,	2016	2015	$ /%	%
Finance revenues:
Client paid revenues:
Interest	$22,617	$20,244	$2,373	12%
Facility fees	6,888	4,413	2,475	56%
Total client paid revenues	29,505	24,657	4,848	20%
Intersegment revenues:
Interest (a)	(995)	2,458	(3,453)	N/A
Facility fees (b)	877	918	(41)	(4%)
Consignment fees (c)	3,645	4,263	(618)	(14%)
Total intersegment revenues	3,527	7,639	(4,112)	(54%)
Total finance revenues	33,032	32,296	736	2%
Cost of finance revenues (d)	8,547	7,262	1,285	18%
SFS gross profit (e)	$24,485	$25,034	$(549)	(2%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$629,681	$774,040	$(144,359)	(19%)
Average Loan Portfolio (g)	$641,299	$715,464	$(74,165)	(10%)
Credit Facility Borrowings (h)	$523,500	$593,000	$(69,500)	(12%)
Average Credit Facility Borrowings (i)	$529,129	$506,052	$23,077	5%
Average Equity in Loan Portfolio (j)	$112,170	$209,412	$(97,242)	(46%)
SFS Leverage Ratio (k)	83.1%	76.6%	6.5%	N/A
Finance Revenue Percentage (l)	10.3%	9.0%	1.3%	N/A
Weighted Average Cost of Borrowings (m)	3.2%	2.9%	0.3%	N/A
SFS LTM Return on Equity (n)	19.5%	12.3%	7.2%	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the SFS target rate. Such loans are issued by SFS as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship. In the first quarter of 2016, SFS earned client paid interest of $2.5 million resulting from a retroactive interest rate increase triggered during the period. SFS was compensated for this amount by the Agency segment through credits recorded to intersegment revenues in prior periods. These intersegment revenue credits were reversed in the first quarter of 2016 upon receipt of the client paid interest.

(b)
Represents fees earned from the Agency segment for secured loans where the facility fee owed by the borrower is either reduced or waived as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents fees earned from the Agency segment for SFS term loan collateral sold at auction or privately through the Agency segment. Such fees, which represent a portion of the commission revenue earned by the Agency segment on the sale of the loan collateral, are paid to compensate SFS for generating auction and private sale consignments.

(d)	Includes borrowing costs related to the SFS Credit Facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees.
(e)
The calculation of gross profit does not include the impact of salaries and related costs, general and administrative expenses, and depreciation and amortization expense. However, these items are deducted in the determination of segment income before taxes as reported in Note 4 of Notes to Condensed Consolidated Financial Statements.

(f)	Represents the period end net loan portfolio balance.
(g)	Represents the average loan portfolio outstanding during the period.
(h)	Represents the period end balance of borrowings outstanding under the SFS Credit Facility.
(i)	Represents average borrowings outstanding during the period under the SFS Credit Facility.
(j)	Calculated as the Average Loan Portfolio less Average Credit Facility Borrowings.
(k)	Calculated as Credit Facility Borrowings divided by the Loan Portfolio Balance.
(l)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(m)	Represents the annualized cost of Credit Facility Borrowings.
(n)
Represents the return on net income attributable to SFS, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using the estimated effective income tax rate of SFS (38.5%) for the last twelve months ended June 30, 2016.

Other Revenues
Other revenues includes fees earned from art advisory services and other ancillary revenues. For the three and six months ended June 30, 2016, other revenues increased $1.8 million and $3.4 million, respectively, due to advisory fees earned by Art Agency, Partners, which was acquired in January 2016. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Salaries and Related Costs
For the three and six months ended June 30, 2016 and 2015, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended June 30,	2016	2015	$	%
Full-time salaries	$36,254	$36,769	$(515)	(1%)
Incentive compensation expense	16,381	33,228	(16,847)	(51%)
Share-based payment expense	2,291	9,582	(7,291)	(76%)
Acquisition earn-out compensation	2,187	—	2,187	N/A
Payroll taxes	4,867	6,379	(1,512)	(24%)
Employee benefits	6,837	7,346	(509)	(7%)
Contractual severance agreements	(384)	—	(384)	N/A
Leadership transition severance costs	—	9,501	(9,501)	(100%)
Other compensation expense	6,794	5,377	1,417	26%
Total salaries and related costs	$75,227	$108,182	$(32,955)	(30%)

			Variance
Six Months Ended June 30,	2016	2015	$ / %	%
Full-time salaries	$72,810	$73,545	$(735)	(1%)
Incentive compensation expense	18,354	35,041	(16,687)	(48%)
Share-based payment expense	8,128	15,235	(7,107)	(47%)
Acquisition earn-out compensation	4,374	—	4,374	N/A
Payroll taxes	10,272	11,985	(1,713)	(14%)
Employee benefits	12,548	16,249	(3,701)	(23%)
Contractual severance agreements	5,730	—	5,730	N/A
Leadership transition severance costs	—	9,501	(9,501)	(100%)
Other compensation expense	11,182	9,556	1,626	17%
Total salaries and related costs	$143,398	$171,112	$(27,714)	(16%)
Statistical Metric:
Salaries and related costs as a % of total revenues	35.4%	35.1%	0.3%	N/A
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three and six months ended June 30, 2016, full-time salaries decreased $0.5 million (1%) and $0.7 million (1%), respectively, principally due to changes in foreign currency exchange rates and savings resulting from the voluntary separation incentive programs enacted in December 2015 (see "Voluntary Separation Incentive Programs (net)" below), partially offset by base salary increases and headcount reinvestments in the current year.
Incentive Compensation—Incentive compensation consists principally of the accrual of annual cash incentive bonuses, which are paid to employees in the first quarter of every year. For the six months ended June 30, 2016, incentive compensation expense decreased $16.7 million (48%). For 2016, Sotheby's adopted a new cash bonus incentive program that more directly aligns payouts in relation to performance against its annual financial plan. Prior to 2016, the annual cash incentive bonus pool was determined utilizing a formula that was based, in large part, on the absolute level of Adjusted EBITDA* earned during the year. Incentive compensation also includes amounts awarded to employees for brokering certain eligible private sale and other transactions.
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
For the three and six months ended June 30, 2016, share-based payment expense decreased $7.3 million (76%) and $7.1 million (47%), respectively, primarily as a result of management's quarterly assessment of the financial performance targets related to performance share unit awards. The comparison of second quarter share-based payment expense is also favorably impacted by the accelerated recognition of $2.1 million in compensation expense in the second quarter of 2015 pursuant to the terms of the severance agreement with Sotheby's former Chief Operating Officer (see "Leadership Transition Severance Costs" below).
See Note 14 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.
Acquisition Earn-Out Compensation—On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors, for initial cash consideration of $50 million. Sotheby's has agreed to make earn-out payments to the former owners of AAP not to exceed $35 million in the aggregate over the next four to five years, contingent on the achievement of a minimum level of financial performance in the Agency segment within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's existing art advisory business. For accounting purposes, the earn-out payments are recorded as compensation expense within Salaries and Related Costs and are being expensed on a pro-rata basis over the earn-out period. For the three and six months ended June 30, 2016, Sotheby's recognized $2.2 million and $4.4 million, respectively, of compensation expense associated with this earn-out arrangement. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition of AAP.
Employee Benefits—Employee benefits include the cost of Sotheby's retirement plans and health and welfare programs, as well as certain employee severance costs. Sotheby's material retirement plans include defined contribution pension plans for its employees in the U.S. and the U.K., as well as a deferred compensation plan for certain U.S. employees and a defined benefit pension plan for certain U.K. employees (the "U.K. Pension Plan"). On April 30, 2016, after the completion of a statutory consultation process, the U.K. Pension Plan was closed to accrual of future service costs for all active participants, all of whom have become participants in the defined contribution plan for U.K. employees.
Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, as well as Sotheby's financial performance. Additionally, the level of expense related to Sotheby's defined benefit pension plan in the U.K. is significantly influenced by service costs, interest rates, investment performance in the debt and equity markets, and actuarial assumptions. Also, the amount recorded in a period for Sotheby's Deferred Compensation Plan (the "DCP") is dependent upon changes in the fair value of the DCP liability resulting from gains and losses in deemed participant investments. Gains in deemed participant investments increase the DCP liability and, therefore, increase employee benefit costs. Losses in deemed participant investments decrease the DCP liability and therefore, decrease employee benefit costs. On a consolidated basis, cost increases (decreases) related to the DCP liability are largely offset by market gains (losses) in the trust assets related to the DCP liability, which are reflected in the Condensed Consolidated Income Statements within other income (expense).
For the three and six months ended June 30, 2016, employee benefit costs decreased $0.5 million (7%) and $3.7 million (23%), respectively, principally due to the closure of the U.K. Pension Plan (see Note 9 of Notes to Condensed Consolidated Financial Statements), as well as the lower level of accrued incentive compensation expense discussed above. For the three months ended June 30, 2016, the overall decrease in employee benefit costs is partially offset by higher DCP costs as a result of an improvement in the performance of deemed participant investments in the quarter and higher healthcare costs.
Contractual Severance Agreements—In the first quarter of 2016, Sotheby's entered into contractual severance agreements with certain senior employees that provide cash severance benefits and the ability to continue to vest in share-based payment awards after termination of employment. For the six months ended June 30, 2016, salaries and related costs include a net $5.7 million charge associated with these arrangements.
Leadership Transition Severance Costs—In the second quarter of 2015, in conjunction with Sotheby's leadership transition, Sotheby's incurred severance costs of $9.5 million associated with the termination of the employment of certain Executive Officers, including its former Chief Operating Officer.

Other Compensation Expense —Other compensation expense typically includes the cost of temporary labor and overtime, as well as the amortization of expense related to certain retention-based, new-hire and other employment arrangements. For the three and six months ended June 30, 2016, other compensation expense increased $1.4 million (26%) and $1.6 million (17%), respectively, primarily as a result of a higher level of expense associated with such employment arrangements.

General and Administrative Expenses
For the three and six months ended June 30, 2016 and 2015, general and administrative expenses consisted of the following (in thousands of dollars):

			Variance
Three Months Ended June 30,	2016	2015	$	%
Professional fees:
Operations (a)	$6,010	$6,234	$(224)	(4%)
Legal and compliance (b)	4,574	3,735	839	22%
Other (c)	2,655	4,057	(1,402)	(35%)
Total professional fees	13,239	14,026	(787)	(6%)
Facilities-related expenses	11,255	9,544	1,711	18%
Travel and entertainment	6,215	7,707	(1,492)	(19%)
Telecommunication and technology	3,592	2,249	1,343	60%
Insurance	1,436	1,668	(232)	(14%)
Other indirect expenses (d)	5,172	9,537	(4,365)	(46%)
Total general and administrative expenses	$40,909	$44,731	$(3,822)	(9%)

			Variance
Six Months Ended June 30,	2016	2015	$	%
Professional fees:
Operations (a)	$10,677	$10,851	$(174)	(2%)
Legal and compliance (b)	9,625	6,990	2,635	38%
Other (c)	5,515	7,263	(1,748)	(24%)
Total professional fees	25,817	25,104	713	3%
Facilities-related expenses	22,266	20,226	2,040	10%
Travel and entertainment	11,241	14,282	(3,041)	(21%)
Telecommunication and technology	6,930	4,285	2,645	62%
Insurance	2,908	2,951	(43)	(1%)
Other indirect expenses (d)	7,423	12,612	(5,189)	(41%)
Total general and administrative expenses	$76,585	$79,460	$(2,875)	(4%)

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
Professional fees—For the three and six months ended June 30, 2016, professional fees decreased $0.8 million (6%) and increased $0.7 million (3%), respectively, when compared to the prior year periods due to lower business consulting costs and a higher level of fees incurred for legal and tax services.
Facilities-related expenses—For the three and six months ended June 30, 2016, facilities-related expenses increased $1.7 million (18%) and $2 million (10%), respectively, primarily due to real estate tax rebates received in the second quarter of 2015 in respect of Sotheby's London premises that were not repeated in the current year and, to a lesser extent, an increase in rental costs in Europe.

Travel and entertainment—For the three and six months ended June 30, 2016, travel and entertainment expenses decreased $1.5 million (19%) and $3 million (21%), respectively, as a result of management's cost savings initiatives and a lower headcount in the current year periods resulting from the enactment of voluntary separation incentive programs in the fourth quarter of 2015 (see "Voluntary Separation Incentive Programs (net)" below).
Telecommunication and technology—For the three and six months ended June 30, 2016, telecommunication and technology expenses increased $1.3 million (60%) and $2.6 million (62%), respectively, largely due to costs incurred to implement new digital initiatives intended to enhance the client online experience.
Other indirect expenses—For the three and six months ended June 30, 2016, other indirect costs decreased $4.4 million (46%) and $5.2 million (41%), respectively, primarily due to the cost incurred to settle an authenticity claim in the second quarter of 2015 for which there was no comparable charge in 2016.
Depreciation and Amortization Expense
For the three and six months ended June 30, 2016 and 2015, depreciation and amortization expense increased $0.7 million (15%) and $1.2 million (13%), respectively, primarily due to amortization expense related to intangible assets acquired in the acquisition of Art Agency, Partners in January 2016. See Note 7 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's intangible assets.
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
For the three and six months ended June 30, 2016, Sotheby's recognized net credits of ($0.2) million and ($0.5) million, respectively, to the previously recorded charge primarily as a result of management’s quarterly assessment of the likelihood that performance-based stock units held by participants in the Programs will vest. As of June 30, 2016, Sotheby's has made cash payments of approximately $31.3 million related to the Programs. Accordingly, the remaining accrued liability related to the Programs recorded within Accounts Payable and Accrued Liabilities on the June 30, 2016 Condensed Consolidated Balance Sheet was $2.5 million. The remaining liability is expected to be settled through cash payments made principally in the third quarter of 2016.
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
Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States ("U.S.") and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and approximately $0.3 million in lease exit costs. For the three and six months ended June 30, 2015, Sotheby's recognized credits of approximately ($0.5) million and ($0.9) million, respectively, in Restructuring Charges (net) as a result of adjustments to the initial accrual for employee termination benefits. The headcount reductions resulting from the 2014 Restructuring Plan were completed in the third quarter of 2015 and the associated liability has been fully settled.

Net Interest Expense
For the three and six months ended June 30, 2016, net interest expense decreased $1.1 million (13%) and $2.5 million (15%), respectively, almost entirely due to the July 2015 refinancing of the mortgage on Sotheby's headquarters at 1334 York Avenue in New York. See Note 8 of Notes to Condensed Consolidated Financial Statements.
Other Income (Expense)
The improvement in other income (expense) for the six months ended June 30, 2016 is primarily due to losses on certain foreign currency denominated transactions incurred in the first quarter of 2015, which were not repeated in the current year.
Equity in Earnings of Investees
For the three and six months ended June 30, 2016, earnings from equity method investments decreased $1.8 million (90%) and $2.5 million (81%), respectively, primarily due to a lower level of performance attributable to RM Sotheby's, which saw fewer single-owner sales when compared to the prior year, and a lower level of earnings from Acquavella Modern Art. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding Sotheby's equity method investments.
Income Tax Expense
The quarterly income tax provision is calculated using an estimated annual effective income tax rate based on historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
As discussed above, Sotheby's effective income tax rate may fluctuate due to changes in the jurisdictional mix of forecasted pre-tax income. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%, if incremental U.S. deferred income taxes are not being recorded on the earnings of those countries. This is particularly true in countries where Sotheby's has significant auction operations such as Hong Kong and Switzerland, where the current statutory tax rates are approximately 17% and 23%, respectively.
Prior to the fourth quarter of 2015, based on its projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby’s Common Stock repurchase program (see "Liquidity and Capital Resources" below), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management reassessed Sotheby's U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby’s recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of June 30, 2016, approximately $337 million of the foreign earnings discussed above had been repatriated and used, in part, to fund Common Stock repurchases during the first six months of 2016. Management expects that additional repatriations will be made later in 2016, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently being evaluated. See statement on Forward Looking Statements.

Based on current projections and planned uses of U.S. and foreign cash, management believes that its cash balances and earnings in the U.S., as well as the amount of unremitted foreign earnings for which a deferred tax liability has been recorded, will be sufficient to satisfy its current cash needs in the U.S. Accordingly, management plans to indefinitely reinvest a portion of its prospective foreign earnings (i.e., those related to Sotheby’s non-U.K. foreign subsidiaries) outside of the U.S. See statement on Forward Looking Statements.
As of June 30, 2016, Sotheby’s estimates its annual effective income tax rate, excluding discrete items, will be approximately 26% as compared to its estimate of approximately 35% as of June 30, 2015. The decrease in the estimate of the annual effective income tax rate is due, in part, to management’s change in assertion regarding the indefinite reinvestment of Sotheby’s 2016 foreign earnings (except those related to Sotheby’s subsidiaries in the U.K.). In 2015, as discussed above, U.S. deferred income taxes were recorded on substantially all of the foreign earnings generated by Sotheby’s in that year. As a result, the mix of pre-tax income among the various jurisdictions did not have a material effect on Sotheby's 2015 effective income tax rate. The annual effective income tax rate for the current period, however, is influenced by changes in the mix of pre-tax income among the various jurisdictions where Sotheby's operates and results in a decrease in the forecasted annual effective income tax rate when compared to the prior period. See statement on Forward Looking Statements.
Sotheby’s effective income tax rate for the three and six months ended June 30, 2016 is approximately 28% and 26%, respectively, compared to an effective income tax rate of approximately 40% for the three and six months ended June 30, 2015.  The decrease in the effective income tax rate as compared to the prior periods is principally due to the decrease in the estimated annual effective income tax rate, which is the result of management’s change in assertion regarding the indefinite reinvestment of certain foreign earnings, as discussed above, and changes in the mix of pre-tax income among the various jurisdictions where Sotheby’s operates.The decrease in the effective income tax rate between the current and prior periods is also influenced by discrete tax expense of $4 million recorded in the second quarter of 2015 as a result of legislation enacted in New York City.
Impact of Changes in Foreign Currency Exchange Rates
For the three and six months ended June 30, 2016, changes in foreign currency exchange rates had a net unfavorable impact of $3 million and $3.9 million, respectively, on Sotheby's operating income, with revenues unfavorably impacted by $5.8 million and $9.2 million, respectively, and expenses favorably impacted by $2.8 million and $5.3 million, respectively.
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
Adjusted Expenses is defined as Total Expenses excluding the Cost of Inventory Sales, the Cost of Finance Revenues, charges related to certain contractual severance agreements (net, recorded within Salaries and Related Costs), leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO Separation and Transition Costs, and Restructuring Charges (net). Adjusted Operating Income is defined as operating income excluding charges related to certain contractual severance agreements (net, recorded within Salaries and Related Costs), leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO Separation and Transition Costs, and Restructuring Charges (net). Adjusted Net Income is defined as Net Income Attributable to Sotheby's, excluding the after-tax impact of charges related to certain contractual severance agreements (net, recorded within Salaries and Related Costs), leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO Separation and Transition Costs, and Restructuring Charges (net). Adjusted Diluted Earnings Per Share is defined as Diluted Earnings Per Share excluding the per share impact of charges related to certain contractual severance agreements (net, recorded within Salaries and Related Costs), leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO Separation and Transition Costs, and Restructuring Charges (net). EBITDA is defined as Net Income Attributable to Sotheby's, excluding Income Tax Expense, Interest Expense, Interest Income, the Cost of Finance Revenues, and Depreciation and Amortization. EBITDA Margin is defined as EBITDA as a percentage of Total Revenues. Adjusted EBITDA is defined as EBITDA excluding charges related to certain contractual severance agreements (net, recorded within Salaries and Related Costs), leadership transition severance costs (recorded within Salaries and Related Costs), charges related to Sotheby's voluntary separation incentive programs (net),

CEO Separation and Transition Costs, and Restructuring Charges (net). Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of Total Revenues.
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
The following is a reconciliation of Total Expenses to Adjusted Expenses for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total expenses	$168,582	$215,548	$307,102	$352,819
Subtract: Cost of inventory sales	7,381	16,989	18,119	28,702
Subtract: Cost of finance revenues	4,153	3,874	8,547	7,262
Subtract: Contractual severance agreement charges (net)	(384)	—	5,730	—
Subtract: Leadership transition severance costs	—	9,501	—	9,501
Subtract: Voluntary separation incentive program charges (net)	(231)	—	(538)	—
Subtract: CEO separation and transition costs	—	43	—	4,232
Subtract: Restructuring charges (net)	—	(530)	—	(889)
Adjusted Expenses	$157,663	$185,671	$275,244	$304,011
The following is a reconciliation of Operating Income to Adjusted Operating Income for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating income	$130,083	$116,458	$98,094	$134,862
Add: Contractual severance agreement charges (net)	(384)	—	5,730	—
Add: Leadership transition severance costs	—	9,501	—	9,501
Add: Voluntary separation incentive program charges (net)	(231)	—	(538)	—
Add: CEO separation and transition costs	—	43	—	4,232
Add: Restructuring charges (net)	—	(530)	—	(889)
Adjusted Operating Income	$129,468	$125,472	$103,286	$147,706

The following is a reconciliation of Net Income Attributable to Sotheby's to Adjusted Net Income for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to Sotheby's	$88,964	$67,572	$63,080	$72,774
Add: Contractual severance agreement charges (net), net of tax of $152, $0, ($2,220), and $0	(232)	—	3,510	—
Add: Leadership transition severance costs, net of tax of $0, ($3,743), $0, and ($3,743)	—	5,758	—	5,758
Add: Voluntary separation incentive programs charges (net), net of tax of $90, $0, $199, and $0	(141)	—	(339)	—
Add: CEO separation and transition costs, net of tax of $0, $75, $0, and ($1,668)	—	118	—	2,564
Add: Restructuring charges (net), net of tax of $0, $143, $0, and $277	—	(387)	—	(612)
Adjusted Net Income	$88,591	$73,061	$66,251	$80,484
The income tax effect of each line item in the reconciliation of Net Income Attributable to Sotheby's to Adjusted Net Income is computed using the relevant jurisdictional tax rate for each item.
The following is a reconciliation of Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Diluted earnings per share	$1.52	$0.96	$1.03	$1.04
Add: Contractual severance agreement charges (net), per share	(0.01)	—	0.06	—
Add: Leadership transition severance costs, per share	—	0.08	—	0.08
Add: Voluntary separation incentive program charges (net), per share	—	—	—	—
Add: CEO separation and transition costs, per share	—	0.01	—	0.04
Add: Restructuring charges (net), per share	—	(0.01)	—	(0.01)
Adjusted Diluted Earnings Per Share	$1.51	$1.04	$1.09	$1.15

The following is a reconciliation of Net Income Attributable to Sotheby's to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to Sotheby's	$88,964	$67,572	$63,080	$72,774
Add: Income tax expense	34,355	42,789	21,569	46,713
Subtract: Interest income	275	630	671	759
Add: Interest expense	7,638	9,074	15,184	17,735
Add: Cost of finance revenues	4,153	3,874	8,547	7,262
Add: Depreciation and amortization expense	5,492	4,781	10,788	9,563
EBITDA	140,327	127,460	118,497	153,288
Add: Contractual severance agreement charges (net)	(384)	—	5,730	—
Add: Leadership transition severance costs	—	9,501	—	9,501
Add: Voluntary separation incentive program charges (net)	(231)	—	(538)	—
Add: CEO separation and transition costs	—	43	—	4,232
Add: Restructuring charges (net)	—	(530)	—	(889)
Adjusted EBITDA	$139,712	$136,474	$123,689	$166,132
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2016, total cash and cash equivalents decreased $373.4 million to $475.3 million, as compared to a decrease of $80.1 million to $613.7 million for the six months ended June 30, 2015, primarily due to the factors discussed below.
Net Cash Used by Operating Activities—Sotheby's is predominantly an agency business that collects and remits cash on behalf of its clients. Accordingly, the net amount of cash provided or used in a period by Sotheby's operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, under Sotheby’s standard auction payment terms, payments from buyers are due no more than 30 days from the sale date and payments to consignors are due 35 days from the sale date. Accordingly, it is not unusual for Sotheby's to hold significant balances of consignor net sale proceeds at the end of a quarterly reporting period that are disbursed soon thereafter. Additionally, Sotheby's sometimes provides extended payment terms to auction and private sale buyers and the level of such extended payment terms for auctions can vary considerably from selling season to selling season. In certain of these situations, the consignor may be paid the net sale proceeds before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by Sotheby's operating activities in a reporting period is also a function of its net income or loss, the timing of payments made to vendors, the timing of compensation-related payments, the timing and extent of cash flows related to inventory activities, and the timing of the collection and/or payment of tax-related receivables and payables.
For the six months ended June 30, 2016, net cash used by operating activities of $47.1 million is principally attributable to Sotheby's net cash outflows of $132 million associated with the settlement of auction and private sale transactions during the period (including approximately $275 million paid to related party consignors). The net cash outflow is also impacted by the funding of 2015 incentive compensation payments ($38 million), payments to voluntary separation incentive program participants ($31 million), and income tax payments ($19 million), partially offset by Sotheby's net income for the period and $34.2 million received upon the sale of an undivided 50% ownership interest in a Fancy Vivid Pink Diamond currently recorded in inventory (see Note 11 of Notes to Condensed Consolidated Financial Statements).
For the six months ended June 30, 2015, net cash used by operating activities of $66.3 million was principally the result of net cash outflows of $112.8 million associated with the settlement of auction and private sale transactions. This net cash outflow was particularly influenced by the payment of net sale proceeds to certain consignors for property sold in Sotheby's second quarter 2015 auctions in London and New York and first quarter 2015 auctions in London in advance of collecting the purchase price from the buyer. Cash flows from operating activities are also impacted by the funding of approximately $62 million of 2014 incentive compensation payments and $55 million used to fund the acquisition of property sold at auctions in the second quarter of 2015.

Net Cash Provided (Used) by Investing Activities—For the six months ended June 30, 2016, net cash provided by investing activities of $2.9 million is primarily attributable to net collections of client loans ($56.6 million) due in part to proceeds received from loan collateral sales, as well as a $9.8 million decrease in restricted cash as a result of the payment of sale proceeds to consignors in foreign countries where auction houses are legally required to maintain such funds in segregated accounts. These cash inflows are almost entirely offset by the cash used to acquire Art Agency, Partners ($50.7 million, net of cash acquired) in the first quarter of 2016, as well as $10.6 million in capital expenditures incurred for various office renovations and digital technology initiatives. See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the acquisition of Art Agency, Partners.
For the six months ended June 30, 2015, net cash used by investing activities of $136 million was principally the result of the net funding of client loans of $98.7 million and Sotheby's acquisition of a 25% ownership interest in RM Auctions for $30.7 million in the first quarter of 2015.
Net Cash (Used) Provided by Financing Activities—For the six months ended June 30, 2016, net cash used by financing activities of $312.9 million is due to Common Stock repurchases of $282.2 million and $18 million in net repayments of borrowings under the SFS Credit Facility.
For the six months ended June 30, 2015, net cash provided by financing activities of $119.3 million was largely due to $148 million in net borrowings under the SFS credit facility, partially offset by dividend and dividend equivalent payments of $16.4 million, and the funding of employee tax obligations related to share-based payments of $8.9 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of June 30, 2016 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$318,458	$7,501	$16,018	$17,438	$277,501
Interest payments	71,478	9,989	25,656	24,279	11,554
Sub-total	389,936	17,490	41,674	41,717	289,055
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	102,375	15,750	31,500	31,500	23,625
Sub-total	402,375	15,750	31,500	31,500	323,625
Revolving credit facility borrowings	523,500	—	—	523,500	—
Total debt and interest payments	1,315,811	33,240	73,174	596,717	612,680
Other commitments:
Operating lease obligations (b)	76,401	16,996	16,422	12,013	30,970
Compensation arrangements (c)	10,919	3,319	6,550	1,050	—
Voluntary separation incentive programs (d)	2,538	2,538	—	—	—
Auction guarantees (e)	3,276	3,276	—	—	—
Unfunded loan commitments (f)	11,305	11,305	—	—	—
Uncertain tax positions (g)	—	—	—	—	—
Total other commitments	104,439	37,434	22,972	13,063	30,970
Total	$1,420,250	$70,674	$96,146	$609,780	$643,650

(a)
See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. Due to the variable interest rate associated with the York Property Mortgage, Sotheby's entered into interest rate protection agreements consisting of a two-year interest rate swap and a five-year interest rate collar. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75% for the remainder of the seven-year term. In consideration of the interest rate protection agreements, the table above assumes that the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term. See Note 18 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate protection agreements.

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

(d)
This amount represents the cash severance benefits owed to participants in Sotheby's regional voluntary separation incentive programs. See Note 15 of Notes to Condensed Consolidated Financial Statements.

(e)	This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of June 30, 2016. See Note 12 of Notes to Condensed Consolidated Financial Statements.
(f) Represents unfunded commitments to extend additional credit through SFS. See Note 5 of Notes to Condensed Consolidated Financial Statements.

(g)
Excludes the $21.2 million liability recorded for uncertain tax positions that would be settled by cash payments to various taxing authorities, which are classified as long-term liabilities on Sotheby's Condensed Consolidated Balance Sheet as of June 30, 2016. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 21 of Notes to Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded SFS loan commitments and (ii) Note 12 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
CONTINGENCIES
For information related to contingencies see: (i) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses legal contingencies, (ii) Note 12 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iii) Note 21 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 21 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of June 30, 2016, cash and cash equivalents totaled $475.3 million, with $56.9 million held in the U.S. and $418.4 million held by foreign subsidiaries (see "Repatriation of Foreign Earnings" below). As of June 30, 2016, Sotheby's also held $23.5 million of short-term and long-term restricted cash consisting of amounts held in certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts ($20.1 million) and amounts held in a cash management account established under the control of the lender for potential monthly debt service, insurance, and tax payments related to the York Property Mortgage ($2.3 million). As of June 30, 2016, management estimates that Sotheby's has approximately $325 million of total cash and cash equivalents after taking into account funds that are due to consignors. The current focus of Sotheby's cash investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are primarily invested in the highest rated overnight deposits.
These cash balances, in addition to $208.3 million of credit facility borrowing capacity as of June 30, 2016, are available to support Sotheby's capital needs, which include current business requirements, the pursuit of growth opportunities and initiatives, and the execution of the Common Stock repurchase program, and also include capital reserved to mitigate the risk of a cyclical downturn in the global art market. See "Common Stock Repurchase Program" and "Revolving Credit Facility" below.
Common Stock Repurchase Program—On January 21, 2016, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. For the six months ended June 30, 2016, Sotheby's repurchased 10,988,730 shares of its Common Stock for $282.2 million (including fees and commissions) at an average price of $25.68 per share under this increased authorization through open market purchases and purchases made pursuant to a Rule 10b5-1 plan. As of August 4, 2016, $42.9 million remains under the current share repurchase authorization. Management expects to continue to repurchase shares of Common Stock under this authorization via open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph.
The timing of share repurchases and the actual amount purchased will depend on a variety of factors, including the market price of Sotheby's Common Stock, general market and economic conditions, securities law requirements, and other corporate considerations. Repurchases may continue to be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which allows Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.
See statement on Forward Looking Statements.

Elimination of Quarterly Dividend—On January 21, 2016, the Board of Directors decided to eliminate Sotheby's $0.10 per share quarterly cash dividend and allocate the capital instead to repurchase shares of Common Stock, as discussed above.
Repatriation of Foreign Earnings—Prior to the fourth quarter of 2015, based on its projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby's Common Stock repurchase program discussed above, as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management reassessed Sotheby's U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of June 30, 2016, approximately $337 million of the foreign earnings discussed above had been repatriated and used, in part, to fund Common Stock repurchases during the first six months of 2016. Management expects that additional repatriations will be made later in 2016, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently being evaluated. See statement on Forward Looking Statements.
Based on current projections and planned uses of U.S. and foreign cash, management believes that its cash balances and earnings in the U.S., as well as the amount of unremitted foreign earnings for which a deferred tax liability has been recorded, will be sufficient to satisfy its current cash needs in the U.S. Accordingly, management plans to indefinitely reinvest a portion of its prospective foreign earnings (i.e., those related to Sotheby’s non-U.K. foreign subsidiaries) outside of the U.S. See statement on Forward Looking Statements and "Income Tax Expense" above.
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
The maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to SFS, including a $485 million increase that was secured for SFS in conjunction with the June 2015 amendment. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). In July 2016, the Credit Agreement was amended to extend the maturity date of the Incremental Facility to August 22, 2017. This maturity date may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.

The Credit Agreement has a sub-limit of $400 million for foreign currency borrowings, with up to $50 million available for foreign currency borrowings under the Agency Credit Facility and up to $350 million available for foreign currency borrowings under the SFS Credit Facility. The Credit Agreement also includes an accordion feature, which allows Sotheby’s to seek an increase to the combined borrowing capacity of the Credit Agreement until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits Sotheby’s to seek an increase to the aggregate commitments of either or both of the Agency and SFS credit facilities under an expedited arrangement process.
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
The Credit Agreement does not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2016.
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

Sotheby's short-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, any funding required as a result of the triennial statutory funding valuation of the U.K. defined benefit pension plan, the funding of capital expenditures, the funding of other possible business initiatives and/or investments (including the funding of potential earn-out payments associated with the acquisition of Art Agency, Partners), and the funding of potential Common Stock repurchases, as well as the funding of the other short-term commitments due on or before June 30, 2016, as summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
Sotheby's long-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, any funding required as a result of the triennial statutory funding valuation of the U.K. defined benefit pension plan, the funding of capital expenditures, and the funding of other possible business initiatives and/or investments (including the funding of potential earn-out payments associated with the acquisition of Art Agency, Partners), the funding of potential Common Stock repurchases, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
Management believes that operating cash flows, existing cash balances and revolving credit facility borrowings will be adequate to meet Sotheby's anticipated short-term and long-term commitments, operating needs and capital requirements through the August 22, 2020 expiration of the Credit Agreement. See statement on Forward Looking Statements.
ACQUISITION OF ART AGENCY, PARTNERS
See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's acquisition of Art Agency, Partners.
RECENT ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 23 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting standards that have not yet been adopted.
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
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of June 30, 2016, Sotheby's material financial instruments include, but are not limited to: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) the interest rate swap and interest rate collar associated with the York Property Mortgage; (vii) long-term debt; and (viii) outstanding forward foreign exchange contracts. See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 18 of Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap and interest rate collar associated with the York Property Mortgage and Sotheby's forward foreign exchange contracts.
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
As of June 30, 2016, the notional value of the Swap was equal to the $318.5 million principal balance of the York Property Mortgage on that date, and the notional value of the Collar was $310.3 million, which is equal to the forecasted principal balance of the York Property Mortgage as of its effective date. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
Management believes that the interest rate risk associated with its other financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to its cash flow, earnings, and the fair value of its financial instruments.
Sotheby’s is exposed to credit-related risks in the event of nonperformance by the counterparties to the Swap and Collar. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
Foreign Currency Exchange Rate Risk—Sotheby’s utilizes forward foreign exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All such derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of June 30, 2016, the notional value of outstanding forward exchange contracts used to hedge such cash flow exposures was $439.1 million.
As of June 30, 2016, Sotheby's foreign subsidiaries held approximately $288 million in foreign currency denominated cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash flow of approximately $29 million related to such foreign currency balances. As discussed in "Liquidity and Capital Resources" in Part I, Item 2 above, management expects to repatriate certain accumulated foreign earnings later in 2016. These accumulated foreign earnings represent almost the entire value of Sotheby’s foreign currency denominated net investments in the subsidiaries from which the earnings are being repatriated. As a result, Sotheby's is exposed to variability in the U.S. Dollar equivalent of these foreign currency denominated net investments and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. To mitigate this risk, Sotheby's has entered into corresponding foreign currency forward exchange contracts, which have an aggregate notional value of $214.8 million as of June 30, 2016.

Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2016, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2016.
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
ITEM 1A: RISK FACTORS
Before you make an investment decision with respect to Sotheby's Common Stock, you should carefully consider all of the information included in this Form 10-Q and the subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to "Forward Looking Statements," any of which could have a material adverse effect on Sotheby's business, results of operations, financial condition and the actual outcome of matters as to which forward looking statements are made in this quarterly report. The following risk factors, which are not ranked in any particular order, should be read in conjunction with the balance of this quarterly report, including the Condensed Consolidated Financial Statements and related notes.
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
Sotheby's operates in many tax jurisdictions throughout the world and the provision for income taxes involves a significant amount of judgment regarding the interpretation of relevant facts and laws in the jurisdictions in which Sotheby's operates. Sotheby's effective income tax rate and recorded tax balances can significantly change between periods due to a number of complex factors including, but not limited to: (i) future changes in applicable laws, including the European Commission’s investigations on illegal state aid and the Organisation for Economic Cooperation and Development project on Base Erosion and Profit Shifting, which may result in changes to long-standing tax principles; (ii) projected levels of taxable income; (iii) changes in the jurisdictional mix of forecasted and/or actual pre-tax income; (iv) increases or decreases to valuation allowances recorded against deferred tax assets; (v) tax audits conducted by various tax authorities; (vi) adjustments to income taxes upon the finalization of income tax returns; (vii) the ability to claim foreign tax credits; (viii) estimates of U.S. and foreign cash, (ix) working capital and investment needs, (x) the repatriation of foreign earnings for which Sotheby's has not previously recorded income taxes; and (xi) tax planning strategies.
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
The market for fine art, decorative art, and jewelry is not a highly liquid trading market and, as a result, the valuation of these items is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of property offered with auction guarantees. If management's judgments about the likely selling prices of property offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results, financial condition, and liquidity. See Note 12 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.
Sotheby's could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, Sotheby's reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby's counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby's could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. See Note 12 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.
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
The collateral supporting the SFS loan portfolio is concentrated within certain collecting categories. Although management believes the SFS loan portfolio is sufficiently collateralized due to its current aggregate loan-to-value ratio of 49%, a material decline in these markets could impair Sotheby's ability to collect the principal and interest owed on certain loans. Additionally, the eligibility of individual SFS loans included in the borrowing base of Sotheby's revolving credit facility requires a minimum loan-to-value ratio of 60%. A material decline in the value of SFS loan collateral could result in an increase in the loan-to-value ratio above 60% for individual loans and could require repayment of a portion of the borrowings associated with such loans.
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
Future costs and obligations related to Sotheby's defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets, changes in statutory requirements in the U.K., and actuarial assumptions, each of which is unpredictable and may cause significant variability in Sotheby's employee benefit costs. See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to the defined benefit pension plan in the U.K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Common Stock by Sotheby's during the three months ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of Sotheby's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under Sotheby's publicly announced share repurchase program (a)
April 2016	997,819	$26.56	997,819	$143,986,111
May 2016	2,488,918	$28.29	2,488,918	$73,570,289
June 2016	976,574	$31.40	976,574	$42,905,286
Second Quarter 2016	4,463,311	$28.59	4,463,311
(a) Represents the dollar value of shares that were available to be repurchased under Sotheby's publicly announced share repurchase program at the end of each respective monthly period.
On January 21, 2016, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. For the six months ended June 30, 2016, Sotheby's repurchased 10,988,730 shares of its Common Stock for $282.2 million (including fees and commissions) at an average price of $25.68 per share under this increased authorization through open market purchases and purchases made pursuant to a Rule 10b5-1 plan. As of August 4, 2016, $42.9 million remains under the current share repurchase authorization. Management expects to continue to repurchase shares of Common Stock under this authorization via open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and/or accelerated share repurchase agreements, subject to the factors described in the following paragraph.
The timing of share repurchases and the actual amount purchased will depend on a variety of factors, including the market price of Sotheby's Common Stock, general market and economic conditions, securities law requirements, and other corporate considerations. Repurchases may continue to be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which allows Sotheby's to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Board of Directors at any time.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6: EXHIBITS

10.1	Sotheby's Compensation Recoupment Policy, effective January 1, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: August 8, 2016

EXHIBIT INDEX

10.1	Sotheby's Compensation Recoupment Policy, effective January 1, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.