Form 10-Q
period 2016-09-30
SOTHEBYS
filed 2016-11-07
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 52,967,115 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Agency commissions and fees	$51,285	$69,222	$406,114	$507,481
Inventory sales	24,359	53,226	36,434	73,214
Finance	11,138	12,933	40,643	37,590
Other	4,710	2,611	13,497	7,388
Total revenues	91,492	137,992	496,688	625,673
Expenses:
Agency direct costs	5,142	8,156	45,924	52,725
Cost of inventory sales	29,616	43,678	47,735	72,380
Cost of finance revenues	4,433	4,282	12,980	11,544
Marketing	4,099	3,767	13,520	12,575
Salaries and related	70,471	56,897	213,869	228,009
General and administrative	39,355	38,124	115,940	117,584
Depreciation and amortization	5,426	4,881	16,214	14,444
Voluntary separation incentive programs (net) (see Note 17)	(176)	—	(714)	—
CEO separation and transition costs (see Note 18)	—	—	—	4,232
Restructuring charges (net) (see Note 19)	—	(86)	—	(975)
Total expenses	158,366	159,699	465,468	512,518
Operating (loss) income	(66,874)	(21,707)	31,220	113,155
Interest income	295	479	966	1,238
Interest expense	(7,549)	(7,438)	(22,733)	(25,173)
Other income (expense)	633	(2,116)	1,054	(3,830)
(Loss) income before taxes	(73,495)	(30,782)	10,507	85,390
Income tax (benefit) expense	(17,775)	(10,078)	3,794	36,635
Equity in earnings of investees	1,220	2,827	1,807	5,953
Net (loss) income	(54,500)	(17,877)	8,520	54,708
Less: Net (loss) income attributable to noncontrolling interest	(30)	17	(90)	(172)
Net (loss) income attributable to Sotheby's	$(54,470)	$(17,894)	$8,610	$54,880
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.99)	$(0.26)	$0.15	$0.79
Diluted (loss) earnings per share - Sotheby's common shareholders	$(0.99)	$(0.26)	$0.14	$0.79
Weighted average basic shares outstanding	55,013	67,946	58,379	68,789
Weighted average diluted shares outstanding	55,013	67,946	58,975	69,358
Cash dividends declared per common share	$—	$0.10	$—	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net (loss) income	$(54,500)	$(17,877)	$8,520	$54,708
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of ($4,946), ($1,748), ($7,691), and ($1,369)	(4,541)	(10,708)	(22,627)	(12,424)
Unrealized gains (net) from net investment hedges, net of tax of $2,817, $0, $6,694, $0	4,323	—	10,096	—
Unrealized gains (losses) from cash flow hedges, net of tax of $710, ($4,019), ($3,550), and ($4,019)	1,148	(6,420)	(5,727)	(6,420)
Realized losses from cash flow hedges, net of tax of $119, $219, $391, and $219	192	350	631	350
Net unrecognized gains from defined benefit pension plan, net of tax of $0, $0, ($81), and $0	—	—	81	—
Amortization of net actuarial losses and prior service costs related to defined benefit pension plan, net of tax of $0, $220, $0, and $652	—	878	—	2,603
Total other comprehensive income (loss)	1,122	(15,900)	(17,546)	(15,891)
Comprehensive (loss) income	(53,378)	(33,777)	(9,026)	38,817
Less: Comprehensive (loss) income attributable to noncontrolling interest	(30)	17	(90)	(172)
Comprehensive (loss) income attributable to Sotheby's	$(53,348)	$(33,794)	$(8,936)	$38,989
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	September 30, 2016	December 31, 2015	September 30, 2015

A S S E T S
Current assets:
Cash and cash equivalents	$405,847	$848,697	$602,051
Restricted cash	6,900	29,568	2,681
Accounts receivable, net of allowance for doubtful accounts of $7,834, $8,587, and $7,790	441,457	875,265	244,319
Notes receivable, net of allowance for credit losses of $1,302, $1,458, and $1,429	72,713	101,441	88,216
Inventory	179,564	215,020	218,273
Income tax receivables	16,790	5,819	34,458
Deferred income taxes (see Note 1)	—	—	17,256
Prepaid expenses and other current assets	65,866	33,929	60,592
Total Current Assets	1,189,137	2,109,739	1,267,846
Notes receivable	601,170	611,899	700,739
Fixed assets, net of accumulated depreciation and amortization of $209,212, $203,487, and $201,367	347,235	354,494	355,286
Goodwill	47,833	13,621	13,749
Intangible assets, net	13,914	324	324
Income tax receivable	872	3,178	2,617
Deferred income taxes (see Note 1)	6,982	7,916	21,623
Other long-term assets (see Notes 1 and 12)	150,538	162,142	133,868
Total assets	$2,357,681	$3,263,313	$2,496,052
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$389,287	$692,606	$253,537
Related party client payables (see Note 24)	882	285,418	—
Accounts payable and accrued liabilities	94,374	88,894	89,500
Accrued salaries and related costs	57,965	103,155	60,375
Current portion of York Property Mortgage, net (see Note 1)	6,546	6,292	6,213
Accrued income taxes	9,887	11,095	24,330
Deferred income taxes (see Note 1)	—	—	359
Other current liabilities	46,403	9,113	11,807
Total current liabilities	605,344	1,196,573	446,121
Credit facility borrowings	553,000	541,500	579,500
Long-term debt, net (see Note 1)	600,485	604,961	606,480
Accrued income taxes	17,519	18,529	17,817
Deferred income taxes	18,399	40,424	1,448
Other long-term liabilities (see Note 12)	47,792	54,622	57,173
Total liabilities	1,842,539	2,456,609	1,708,539
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common Stock, $0.01 par value	703	700	700
Authorized shares — 200,000,000
Issued shares —70,373,836; 70,054,948; and 70,054,948
Outstanding shares —55,017,175; 65,791,119; and 66,829,399
Additional paid-in capital	439,250	435,696	400,105
Treasury stock shares, at cost: 15,356,661; 4,263,829; and 3,225,549	(436,084)	(150,000)	(125,000)
Retained earnings	594,845	586,235	604,008
Accumulated other comprehensive loss	(83,750)	(66,204)	(92,657)
Total shareholders’ equity	514,964	806,427	787,156
Noncontrolling interest	178	277	357
Total equity	515,142	806,704	787,513
Total liabilities and shareholders’ equity	$2,357,681	$3,263,313	$2,496,052
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating Activities:
Net income attributable to Sotheby's	$8,610	$54,880
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	16,214	14,444
Deferred income tax (benefit) expense	(16,944)	13,834
Share-based payments	10,048	23,357
Net pension (benefit) cost	(5,025)	1,183
Inventory writedowns and bad debt provisions	11,712	15,482
Amortization of debt discount and issuance costs (see Note 1)	1,205	2,743
Excess tax benefits from share-based payments	—	(1,056)
Equity in earnings of investees	(1,807)	(5,953)
Other	563	(129)
Changes in assets and liabilities:
Accounts receivable	441,122	626,705
Client payables	(284,180)	(714,904)
Related party client payables (see Note 24)	(284,536)	—
Inventory	20,620	(16,287)
Changes in other operating assets and liabilities (see Note 13)	(17,452)	(110,951)
Net cash used by operating activities	(99,850)	(96,652)
Investing Activities:
Funding of notes receivable	(216,601)	(289,038)
Collections of notes receivable	232,027	231,936
Capital expenditures	(16,475)	(6,790)
Acquisitions, net of cash acquired (see Notes 6 and 7)	(51,844)	—
Settlement of net investment hedges (see Note 20)	(3,308)	—
Funding of investments	(2,200)	(30,725)
Distributions from investees	1,925	3,515
Proceeds from the sale of equity investment	250	225
Decrease in restricted cash	26,771	28,119
Net cash used by investing activities	(29,455)	(62,758)
Financing Activities:
Debt issuance and other borrowing costs	(155)	(9,614)
Proceeds from credit facility borrowings	102,500	172,500
Repayments of credit facility borrowings	(91,000)	(38,000)
Proceeds from refinancing of York Property Mortgage	—	325,000
Repayments of York Property Mortgage	(5,428)	(221,645)
Increase in restricted cash related to York Property Mortgage (see Note 8)	(3,601)	—
Repurchases of Common Stock	(286,084)	(100,000)
Purchase of forward contract indexed to Sotheby's common stock	—	(25,000)
Dividends paid	(1,743)	(23,163)
Excess tax benefits from share-based payments	—	1,056
Funding of employee tax obligations upon the vesting of share-based payments	(5,779)	(8,925)
Net cash (used) provided by financing activities	(291,290)	72,209
Effect of exchange rate changes on cash and cash equivalents	(22,255)	(4,577)
Decrease in cash and cash equivalents	(442,850)	(91,778)
Cash and cash equivalents at beginning of period	848,697	693,829
Cash and cash equivalents at end of period	$405,847	$602,051
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
Equity investments through which Sotheby’s exercises significant influence over the investee, but does not control, are accounted for using the equity method. Under the equity method, Sotheby’s share of investee earnings is recorded within Equity in Earnings of Investees in the Condensed Consolidated Statements of Operations. Sotheby’s interest in the net assets of its investees is recorded within Equity Method Investments on the Condensed Consolidated Balance Sheets. Sotheby's equity method investees include Acquavella Modern Art, a partnership through which a collection of fine art is being sold, and RM Sotheby's (formerly RM Auctions), an auction house for investment-quality automobiles. Sotheby's acquired a 25% ownership interest in RM Auctions on February 18, 2015 for $30.7 million. For the three months ended September 30, 2016 and 2015, Sotheby's results include $0.5 million and $2.3 million, respectively, of equity earnings related to RM Sotheby's. For nine months ended September 30, 2016 and 2015, Sotheby's results include $0.5 million and $4 million, respectively, of equity earnings related to RM Sotheby's.
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
Adoption of Recently Issued Accounting Standards—In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet, instead of separating them into current and non-current amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, with adoption permitted in any intervening interim or annual period. Sotheby's early adopted ASU 2015-17 as of December 31, 2015 on a prospective basis. Accordingly, prior period information presented in this report has not been adjusted to reflect the updated presentation of deferred tax assets and liabilities.

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

	As of December 31, 2015
Condensed Consolidated Balance Sheets:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Other long-term assets (see Note 12)	$172,958	$(10,816)	$162,142
York Property Mortgage, current	$7,302	$(1,010)	$6,292
Long-term debt, net	$614,767	$(9,806)	$604,961

	As of September 30, 2015
Condensed Consolidated Balance Sheets:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Other long-term assets (see Note 12)	$145,040	$(11,172)	$133,868
York Property Mortgage, current	$7,223	$(1,010)	$6,213
Long-term debt, net	$616,642	$(10,162)	$606,480

	Nine Months Ended September 30, 2015
Condensed Consolidated Statements of Cash Flows:	As Previously Reported	ASU 2015-03 Adjustments	As Adjusted
Operating Activities:
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Amortization of debt discount and issuance costs	$1,782	$961	$2,743
Changes in assets and liabilities:
Other operating assets and liabilities (see Note 13)	$(109,990)	$(961)	$(110,951)
Net cash used by operating activities	$(96,652)	$—	$(96,652)
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

3. (Loss) Earnings Per Share
Basic (loss) earnings per share—Basic (loss) earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Sotheby's participating securities include unvested restricted stock units and unvested restricted stock shares held by employees, both of which have non-forfeitable rights to dividends. See Note 16 for information on Sotheby's share-based payment programs.
Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Sotheby's potential common shares include unvested performance share units held by employees, incremental common shares issuable upon the exercise of employee stock options, and deferred stock units held by members of the Board of Directors. See Note 16 for information on Sotheby's share-based payment programs.
For the three months ended September 30, 2016 and 2015, 2.5 million and 2.1 million potential common shares related to share-based payment awards were excluded from the computation of diluted loss per share because their inclusion in the computation would be anti-dilutive in a loss period. For the nine months ended September 30, 2016 and 2015, 1.1 million and 1 million potential common shares related to unvested performance share units were excluded from the computation of diluted earnings per share because the financial performance or stock price targets inherent in such awards were not achieved as of the balance sheet date.

The table below summarizes the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(54,470)	$(17,894)	$8,610	$54,880
Less: Net income attributable to participating securities	—	—	115	414
Net (loss) income attributable to Sotheby’s common shareholders	$(54,470)	$(17,894)	$8,495	$54,466
Denominator:
Weighted average basic shares outstanding	55,013	67,946	58,379	68,789
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.99)	$(0.26)	$0.15	$0.79
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(54,470)	$(17,894)	$8,610	$54,880
Less: Net income attributable to participating securities	—	—	115	414
Net (loss) income attributable to Sotheby’s common shareholders	$(54,470)	$(17,894)	$8,495	$54,466
Denominator:
Weighted average common shares outstanding	55,013	67,946	58,379	68,789
Weighted average effect of Sotheby's dilutive potential common shares:
Performance share units	—	—	433	386
Deferred stock units	—	—	150	163
Stock options	—	—	13	20
Weighted average dilutive potential common shares outstanding	—	—	596	569
Weighted average diluted shares outstanding	55,013	67,946	58,975	69,358
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.99)	$(0.26)	$0.14	$0.79
The decrease in weighted average basic and diluted shares outstanding between the two reporting periods is due to Common Stock repurchases executed during the twelve month period ended September 30, 2016. See Note 15 for additional information on Sotheby's share repurchase program.

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
On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors. The purpose of this acquisition is to grow Sotheby's auction and private sale revenues (which are reflected within the Agency segment) by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's has added a new revenue stream by integrating AAP's art advisory business, which is classified within All Other for segment reporting purposes. See Note 6 for additional information related to the acquisition of AAP.
The table below presents Sotheby’s revenues and (loss) income before taxes by segment for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

Three Months Ended September 30, 2016	Agency		SFS	All Other		Reconciling items (a)		Total
Revenues	$74,095		$13,150	$6,259		$(2,012)		$91,492
Segment (loss) income before taxes	$(77,455)	(c)	$7,087	$(1,907)	(c)	$(1,220)	(b)	$(73,495)
Three Months Ended September 30, 2015
Revenues	$120,752		$16,246	$4,307		$(3,313)		$137,992
Segment (loss) income before taxes	$(40,988)		$10,366	$2,667		$(2,827)	(b)	$(30,782)
Nine Months Ended September 30, 2016
Revenues	$436,928		$46,182	$19,117		$(5,539)		$496,688
Segment (loss) income before taxes	$(17,031)	(c)	$28,027	$1,318	(c)	$(1,807)	(b)	$10,507
Nine Months Ended September 30, 2015
Revenues	$574,844		$48,542	$13,239		$(10,952)		$625,673
Segment income before taxes	$65,639		$31,356	$8,081		$(19,686)	(b)	$85,390

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

(c)
The (loss) income before taxes in the Agency segment for the three and nine months ended September 30, 2016 includes $11.8 million and $14.7 million, respectively, of compensation expense related to the earn-out arrangement with the former principals of AAP. The (loss) income before taxes in the All Other segment for the three and nine months ended September 30, 2016 includes $5.4 million and $6.9 million, respectively, of compensation expense related to the earn-out arrangement with the former principals of AAP. See Note 6.

The table below presents a reconciliation of segment (loss) income before taxes to consolidated (loss) income before taxes for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Agency	$(77,455)	$(40,988)	$(17,031)	$65,639
SFS	7,087	10,366	28,027	31,356
All Other	(1,907)	2,667	1,318	8,081
Segment (loss) income before taxes	(72,275)	(27,955)	12,314	105,076
Reconciling items:
CEO separation and transition costs (see Note 18)	—	—	—	(4,232)
Leadership transition severance costs (a)	—	—	—	(9,501)
Equity in earnings of investees (b):
RM Sotheby's	(478)	(2,294)	(528)	(3,989)
Acquavella Modern Art	(742)	(533)	(1,279)	(1,964)
Total equity in earnings of investees	(1,220)	(2,827)	(1,807)	(5,953)
(Loss) income before taxes	$(73,495)	$(30,782)	$10,507	$85,390

(a)
In the second quarter of 2015, in conjunction with its leadership transition, Sotheby's incurred severance costs of $9.5 million associated with the termination of the employment of certain Executive Officers, including its former Chief Operating Officer.

(b)
For segment reporting purposes, Sotheby's share of earnings related to its equity investees is included as part of segment (loss) income before taxes. However, such earnings are reported separately below (loss) income before taxes in the Condensed Consolidated Statements of Operations. For the periods presented above, Agency segment results include equity earnings related to RM Sotheby's and All Other includes equity earnings related to Acquavella Modern Art.

The table below presents Sotheby's assets by segment, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2016, December 31, 2015, and September 30, 2015 (in thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
Agency	$1,608,803	$2,499,441	$1,602,995
SFS	683,331	721,781	790,914
All Other	40,903	25,178	26,189
Total segment assets	2,333,037	3,246,400	2,420,098
Unallocated amounts:
Deferred tax assets and income tax receivable	24,644	16,913	75,954
Consolidated assets	$2,357,681	$3,263,313	$2,496,052
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
In the limited circumstances when the payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms (i.e., Sotheby's pays the consignor prior to receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable in the Condensed Consolidated Balance Sheets. As of September 30, 2016, December 31, 2015, and September 30, 2015, Notes Receivable within the Agency segment included $10.2 million, $24.3 million, and $21.8 million, respectively, of such balances that have been reclassified from Accounts Receivable.
Under the standard terms and conditions of its auction and private sales, Sotheby’s is not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at a future Sotheby's auction or negotiate a private sale with Sotheby's acting as its agent. In certain instances and subject to management approval under Sotheby’s internal corporate governance policy, the consignor may be paid the net sale proceeds before payment is collected from the buyer and/or the buyer may be allowed to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, Sotheby’s is liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of September 30, 2016, December 31, 2015, and September 30, 2015, Accounts Receivable (net) included $138 million, $165.2 million, and $37.2 million, respectively, related to situations when Sotheby's paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of September 30, 2016, December 31, 2015, and September 30, 2015, Accounts Receivable (net) also included $13 million, $93.1 million, and $32.6 million, respectively, related to situations when the buyer was allowed to take possession of the property before making payment to Sotheby’s.
Notes Receivable (Sotheby's Financial Services)—SFS provides certain collectors and art dealers with financing secured by works of art that Sotheby's primarily has in its possession or, on occasion, permits borrowers to possess. SFS generally makes two types of secured loans: (1) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through Sotheby's Agency segment (a "consignor advance") and (2) general purpose term loans secured by property not presently intended for sale (a "term loan").
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
The lending activities of SFS are predominantly funded with borrowings drawn from a dedicated revolving credit facility. Cash balances are also used to fund a portion of the loans made by SFS. See Note 8 for information related to the SFS Credit Facility.

As of September 30, 2016, December 31, 2015, and September 30, 2015, Notes Receivable (net) consisted of the following secured loans issued by SFS (in thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
Consignor advances	$24,288	$30,180	$25,992
Term loans	630,864	652,078	733,481
Total	$655,152	$682,258	$759,473
As of September 30, 2016, December 31, 2015, and September 30, 2015, the table above includes $90.4 million, $108.8 million, and $112.6 million, respectively, of outstanding term loans issued by SFS to refinance client auction and private sale purchases. For the nine months ended September 30, 2016 and 2015, SFS issued $11.7 million and $44.6 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such loans is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2016 and 2015, such repayments totaled $30.1 million and $22.4 million, respectively.
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
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of September 30, 2016, December 31, 2015, and September 30, 2015 (in thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
Secured loans	$655,152	$682,258	$759,473
Low auction estimate of collateral	$1,347,334	$1,380,022	$1,552,188
Aggregate LTV ratio	49%	49%	49%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of September 30, 2016, December 31, 2015, and September 30, 2015 (in thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
Secured loans with an LTV ratio above 50%	$354,698	$354,049	$355,209
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$646,259	$626,829	$622,660
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	55%	56%	57%

The table below provides other credit quality information regarding secured loans made by SFS as of September 30, 2016, December 31, 2015, and September 30, 2015 (in thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
Total secured loans	$655,152	$682,258	$759,473
Loans past due	$17,204	$11,819	$53,845
Loans more than 90 days past due	$926	$7,828	$—
Non-accrual loans	$167	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,302	1,458	1,429
Total allowance for credit losses - secured loans	$1,302	$1,458	$1,429
Management considers a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of September 30, 2016, $17.2 million of the Notes Receivable (net) balance was considered to be past due, of which $0.9 million was more than 90 days past due. The collateral securing the past due loans has a low auction estimate of approximately $35.5 million resulting in an LTV ratio of approximately 49%. Sotheby's is continuing to accrue interest on virtually all past due loans. In consideration of the subsequent refinancing of a substantial portion of these loans on terms favorable to Sotheby's in the fourth quarter of 2016, the collateral value related to these loans, current collateral disposal plans, and negotiations with the borrowers, as well as the creditworthiness of the borrowers, management believes that the principal and interest amounts due for these loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to management’s determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if management becomes aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of September 30, 2016, there was $0.2 million of non-accrual loans outstanding. As of December 31, 2015 and September 30, 2015, there were no non-accrual loans outstanding.
A loan is considered to be impaired when management determines that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of September 30, 2016, December 31, 2015, and September 30, 2015, there were no impaired loans outstanding.
During the period January 1, 2016 to September 30, 2016, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2016	$1,458
Change in loan loss provision	(156)
Allowance for credit losses as of September 30, 2016	$1,302
As of September 30, 2016, unfunded commitments to extend additional credit through SFS were approximately $10.9 million.
Notes Receivable (Agency Segment)—Sotheby’s is obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. In addition, in certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such auction guarantee and Agency segment consignor advances are recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (net). As of September 30, 2016, there were $2.3 million auction guarantee advances outstanding. As of September 30, 2015, there were $1 million of Agency segment consignor advances outstanding. See Note 14 for additional information related to auction guarantees.

In the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide Sotheby's matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) in the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, Notes Receivable (net) within the Agency segment included $10.2 million and $24.3 million, respectively, of such amounts reclassified from Accounts Receivable (net), against which Sotheby's holds approximately $4.4 million of collateral. As of September 30, 2015, Notes Receivable (net) within the Agency segment included $21.8 million, against which Sotheby's held $3.7 million of collateral. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected within Investing Activities in the Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in the Condensed Consolidated Statements of Cash Flows.
Under certain circumstances, Sotheby's provides loans to art dealers to finance the purchase of works of art. In these situations, Sotheby's acquires a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of September 30, 2016, December 31, 2015, and September 30, 2015, such loans totaled $4.1 million, $4.2 million, and $4.2 million, respectively. Sotheby's is no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, Sotheby's sold its interest in an equity method investee for $4.3 million. The sale price was funded by an upfront cash payment to Sotheby's of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, has a variable market rate of interest, and requires monthly payments during the loan term. As of September 30, 2016, December 31, 2015, and September 30, 2015, the carrying value of this loan was approximately $2.2 million, $2.4 million, and $2.5 million, respectively.

6. Acquisition of Art Agency, Partners
On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners, a firm that provides a range of art-related services to art collectors, in exchange for initial cash consideration of $50 million and potential future earn-out payments of up to $35 million, as discussed in more detail below. The purpose of this acquisition is to grow Sotheby's auction and private sale revenues by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's has added a new revenue stream by integrating AAP's existing art advisory business, providing a new avenue for growth.
The purchase agreement governing the acquisition of AAP includes non-competition and non-solicitation covenants that continue in effect until January 2021. In connection with this acquisition, each of the former principals of AAP also entered into a five-year employment agreement with Sotheby’s that extends through January 2021. Each employment agreement also includes non-competition and non-solicitation covenants that continue in effect for 12 months following the end of employment.
As indicated above, in connection with the acquisition of AAP, Sotheby's agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") is measured at the end of each calendar year during the four to five year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015.
For accounting purposes, the payments expected to be made pursuant to the earn-out arrangement are deemed to be compensation and are expensed to Salaries and Related Costs on a pro-rata basis over the periods during which the Target is estimated to be met. For the three and nine months ended September 30, 2016, Sotheby's recognized approximately $17.2 million and $21.6 million, respectively, of compensation expense associated with this earn-out arrangement. In the third quarter of 2016, management revised its estimate of progress against the Target based on current forecasts and expectations for the upcoming autumn sales season. The revised level of forecasted achievement against the Target reflects Sotheby's improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, following the acquisition of AAP.
Any amounts due under the earn-out arrangement will be paid in four annual increments not to exceed $8.75 million over the period between March 2017 and March 2020.
The table below summarizes the allocation of the total purchase price paid for AAP to the assets acquired and liabilities assumed (in thousands of dollars):

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
Upon completion of the purchase price allocation, $28.3 million of the resulting goodwill was allocated to the Agency segment and $6.2 million was allocated to the acquired art advisory business, which is reported within All Other for segment reporting purposes. The goodwill is tax deductible over a period of 15 years. See Note 7 for additional information related to goodwill.

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
7. Goodwill and Intangible Assets
Goodwill—As of January 1, 2015, all goodwill was attributable to the Agency segment. On January 11, 2016, Sotheby's acquired certain entities comprising the business of AAP, a firm that provides a range of art-related services to art collectors. Upon completion of the related purchase price allocation, $28.3 million of the resulting goodwill was allocated to the Agency segment and $6.2 million was allocated to the acquired art advisory business, which is reported within All Other for segment reporting purposes.
For the nine months ended September 30, 2016 and 2015, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance	$13,621	$—	$13,621	$14,017	$—	$14,017
Goodwill acquired (see Note 6)	28,339	6,151	34,490	—	—	—
Foreign currency exchange rate changes	(278)	—	(278)	(268)	—	(268)
Ending balance	$41,682	$6,151	$47,833	$13,749	$—	$13,749
Intangible Assets—As of September 30, 2016, December 31, 2015, and September 30, 2015, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	September 30, 2016	December 31, 2015	September 30, 2015
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - AAP (see Note 6)	8 years	10,800	—	—
Non-compete agreements - AAP (see Note 6)	6 years	3,060	—	—
Artworks database (b)	10 years	1,125	—	—
Total intangible assets subject to amortization		14,985	—	—
Accumulated amortization		(1,395)	—	—
Total amortizable intangible assets (net)		13,590	—	—
Total intangible assets (net)		$13,914	$324	$324
(a) Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.
(b) Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired in the third quarter of 2016.
For the three and nine months ended September 30, 2016, amortization expense related to intangible assets was approximately $0.5 million and $1.4 million, respectively. No such amortization expense was recorded in the prior year periods.

The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the September 30, 2016 balance sheet date are as follows (in thousands of dollars):

Period	Amount
October 2016 to September 2017	$1,972
October 2017 to September 2018	$1,972
October 2018 to September 2019	$1,972
October 2019 to September 2020	$1,972
October 2020 to September 2021	$1,972
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
The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 5), a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 5), and the fair value of certain of Sotheby's trademarks. The borrowing base under the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks. The borrowing base under the SFS Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the SFS loan portfolio and the fair value of certain of Sotheby's trademarks.
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
The Credit Agreement does not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2016.
Since August 2009, Sotheby’s has incurred aggregate fees of approximately $21.7 million in conjunction with the establishment of and subsequent amendments to the Credit Agreement. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement.
The following tables summarize information relevant to the Credit Agreement as of and for the periods ended September 30, 2016, December 31, 2015, and September 30, 2015 (in thousands of dollars):

As of and for the three and nine months ended September 30, 2016	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$174,548		$554,969		$729,517
Borrowings outstanding	$—		$553,000		$553,000
Available borrowing capacity (a)	$174,548		$1,969		$176,517
Average Borrowings Outstanding:
Three months ended September 30, 2016	$—		$523,397		$523,397
Nine months ended September 30, 2016	$—		$527,204		$527,204
Borrowing Costs - Three Months Ended September 30, 2016:
Interest	$—	(b)	$3,694	(c)	$3,694
Fees	640	(b)	739	(c)	1,379
Total borrowing costs	$640		$4,433		$5,073
Borrowing Costs - Nine Months Ended September 30, 2016:
Interest	$—	(b)	$10,824	(c)	$10,824
Fees	2,028	(b)	2,156	(c)	4,184
Total borrowing costs	$2,028		$12,980		$15,008

As of and for the year ended December 31, 2015	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$225,642		$547,586		$773,228
Borrowings outstanding	$—		$541,500		$541,500
Available borrowing capacity (a)	$225,642		$6,086		$231,728
Average borrowings outstanding	$—		$541,004		$541,004
Borrowing Costs - Year Ended December 31, 2015:
Interest	$—	(b)	$14,060	(c)	$14,060
Fees	2,752	(b)	1,720	(c)	4,472
Total borrowing costs	$2,752		$15,780		$18,532

As of and for the three and nine months ended September 30, 2015	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$246,448		$613,952		$860,400
Borrowings outstanding	$—		$579,500		$579,500
Available borrowing capacity (a)	$246,448		$34,452		$280,900
Average Borrowings Outstanding:
Three months ended September 30, 2015	$—		$589,413		$589,413
Nine months ended September 30, 2015	$—		$534,144		$534,144
Borrowing Costs - Three Months Ended September 30, 2015:
Interest	$—	(b)	$3,698	(c)	$3,698
Fees	628	(b)	584	(c)	1,212
Total borrowing costs	$628		$4,282		$4,910
Borrowing Costs - Nine Months Ended September 30, 2015:
Interest	$—	(b)	$10,527	(c)	$10,527
Fees	2,085	(b)	1,017	(c)	3,102
Total borrowing costs	$2,085		$11,544		$13,629
Legend:
(a) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
(b) Borrowing costs related to the Agency Credit Facility, which include interest and fees, are reflected in the Condensed Consolidated Statements of Operations as Interest Expense. See the table below for additional information related to Interest Expense associated with the Agency Credit Facility.
(c) Borrowing costs related to the SFS Credit Facility are reflected in the Condensed Consolidated Statements of Operations within Cost of Finance Revenues. For the three months ended September 30, 2016, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 3.4%. For the nine months ended September 30, 2016, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 3.3%. For the year ended December 31, 2015 and for the three and nine months ended September 30, 2015, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 2.9%.
Long-Term Debt—As of September 30, 2016, December 31, 2015, and September 30, 2015, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
York Property Mortgage, net of unamortized debt issuance costs of $5,808, $6,565, and $6,818	$310,834	$315,504	$317,047
2022 Senior Notes, net of unamortized debt issuance costs of $3,803, $4,251, and $4,354	296,197	295,749	295,646
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010, $1,010, and $1,010	(6,546)	(6,292)	(6,213)
Total Long-Term Debt, net	$600,485	$604,961	$606,480
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
In connection with the York Property Mortgage, Sotheby's entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap effective as of July 1, 2015 and a five-year interest rate collar effective as of July 1, 2017. Both instruments have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term. See Note 20 for additional information related to the interest rate protection agreements.
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

•
If Sotheby’s corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender for monthly debt service, insurance, and tax payments. The lender will retain any excess cash after debt service, insurance, and taxes as security (estimated to be $6 million annually). As of September 30, 2016, the Cash Management Account had a balance of $3.6 million, which is reflected within Restricted Cash on the Condensed Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, Sotheby’s is required to maintain a net worth of at least $425 million, subject to a cure period.
As of September 30, 2016, the fair value of the York Property Mortgage approximates its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
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
As of September 30, 2016, the $300 million principal amount of the 2022 Senior Notes had a fair value of approximately $298.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.

Future Principal and Interest Payments—The aggregate future principal and interest payments due under the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facilities during the five-year period after the September 30, 2016 balance sheet date are as follows (in thousands of dollars):

Period	Amount
October 2016 to September 2017	$34,090
October 2017 to September 2018	$36,585
October 2018 to September 2019	$36,595
October 2019 to September 2020	$36,605
October 2020 to September 2021	$589,618
In consideration of the interest rate protection agreements relating to the York Property Mortgage, the table above assumes that the annual interest rate for the first two years of the mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term.
Interest Expense—For the three and nine months ended September 30, 2016 and 2015, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Agency Credit Facility:
Amendment and arrangement fees	$282	$270	$838	$899
Commitment fees	358	358	1,190	1,186
Sub-total	640	628	2,028	2,085
York Property Mortgage	2,786	2,738	8,348	10,813
2022 Senior Notes	4,098	4,098	12,302	12,294
Other interest expense	25	(26)	55	(19)
Total Interest Expense	$7,549	$7,438	$22,733	$25,173
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
The table below summarizes the components of the net pension (benefit) cost related to the U.K. Pension Plan for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$—	$1,140	$1,153	$3,381
Interest cost	2,385	3,276	7,600	9,718
Expected return on plan assets	(4,324)	(5,115)	(13,778)	(15,172)
Amortization of actuarial loss	—	1,006	—	2,983
Amortization of prior service cost	—	92	—	273
Net pension (benefit) cost	$(1,939)	$399	$(5,025)	$1,183
For the nine months ended September 30, 2016, Sotheby's contributed $0.6 million to the U.K. Pension Plan. Total contributions by Sotheby's for the year ending December 31, 2016 will be determined in conjunction with the ongoing triennial statutory funding valuation of the plan, which is expected to be completed by the end of 2016.
10. Commitments and Contingencies
Compensation Arrangements—As of September 30, 2016, Sotheby’s had compensation arrangements with certain senior employees, which expire at various points between February 28, 2017 and March 31, 2020. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under Sotheby's incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in Sotheby’s incentive compensation programs, was approximately $10.2 million as of September 30, 2016.
Guarantees of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, Sotheby's will pay the consignor for property that has sold at auction, but has not yet been paid for by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price.
Sotheby's has entered into guarantees of collection related to property with an aggregate low estimate of approximately $7 million. The property related to these guarantees of collection will be offered at auctions in November 2016. In the event that any purchaser does not pay for purchased property by the settlement date, which is 35 days after the date of the auction, Sotheby's will pay the consignor the net sale proceeds, plus any applicable consignment fees, but Sotheby's would then take title to the property and have the right to pursue the defaulting purchaser and/or reoffer the property at a future sale.
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
See Note 5 for information related to unfunded commitments to extend additional credit through SFS. See Note 6 for information regarding the contingent consideration arrangement related to the AAP acquisition. See Note 8 for information related to debt commitments. See Note 14 for information related to auction guarantees. See Note 23 for information related to income tax contingencies.
11. Other Current Liabilities
In the second quarter of 2016, Sotheby's sold an undivided legal and beneficial 50% ownership interest in a Fancy Vivid Pink Diamond (the "Pink Diamond"), weighing 59.60 carats, for $34.2 million in cash. The entire value of the Pink Diamond will continue to be reported within Inventory on the Condensed Consolidated Balance Sheets pending the future sale of a 100% interest in the property. Until such time, the $34.2 million received by Sotheby's will be recorded within Other Current Liabilities on the Condensed Consolidated Balance Sheets. Upon completion of the future sale of a 100% interest in the Pink Diamond, the revenue associated with the final sale will include the $34.2 million already collected and will be recorded within Inventory Sales on the statement of operations with the corresponding acquisition cost recorded as Cost of Inventory Sales.
12 . Supplemental Condensed Consolidated Balance Sheet Information
As of September 30, 2016, December 31, 2015, and September 30, 2015, Other Long-Term Assets consisted of the following (in thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
Defined benefit pension plan asset	$63,563	$66,859	$31,760
Equity method investments	41,695	41,744	43,370
Trust assets related to deferred compensation liability	27,962	37,843	42,443
Other	17,318	15,696	16,295
Total Other Long-Term Assets	$150,538	$162,142	$133,868

As of September 30, 2016, December 31, 2015, and September 30, 2015, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

	September 30, 2016	December 31, 2015	September 30, 2015
Deferred compensation liability	$26,086	$39,013	$40,126
Interest rate collar liability (see Note 20)	14,696	6,816	8,174
Other	7,010	8,793	8,873
Total Other Long-Term Liabilities	$47,792	$54,622	$57,173
13 . Supplemental Condensed Consolidated Cash Flow Information
For the nine months ended September 30, 2016 and 2015, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows included the following (in thousands of dollars):

	Nine Months Ended September 30,
	2016	2015
Decrease (increase) in:
Prepaid expenses and other current assets	$(7,974)	$(11,847)
Other long-term assets	10,748	8,470
Income tax receivables and deferred income tax assets	11,835	(28,699)
Increase (decrease) in:
Accrued income taxes and deferred income tax liabilities	(20,220)	8,648
Accounts payable and accrued liabilities and other liabilities	(11,841)	(87,523)
Total changes in other operating assets and liabilities	$(17,452)	$(110,951)

14. Auction Guarantees
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
In situations when an item of guaranteed property does not sell and Sotheby's takes ownership of the property, it is recorded as Inventory on the Condensed Consolidated Balance Sheets at the lower of its cost (i.e., the amount paid under the auction guarantee) or management’s estimate of the property's net realizable value (i.e., the expected sale price upon its eventual disposition). The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of property acquired as a result of failed auction guarantees is inherently subjective and its realizable value often fluctuates over time. Accordingly, the proceeds ultimately realized by Sotheby’s on the sale of previously guaranteed property may equal, exceed, or be less than the estimated net realizable value recorded as Inventory on the Condensed Consolidated Balance Sheets.
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

As of September 30, 2016, Sotheby’s had outstanding auction guarantees totaling approximately $173.6 million. Sotheby's financial exposure under these auction guarantees is reduced by irrevocable bids totaling $56 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. A substantial portion of property related to Sotheby's outstanding auction guarantees is being offered at auctions in the fourth quarter of 2016.
Sotheby's is obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of September 30, 2016, $2.3 million of the guaranteed amount had been advanced by Sotheby's and is recorded on the Condensed Consolidated Balance Sheets within Notes Receivable (see Note 5). As of September 30, 2016, December 31, 2015 and September 30, 2015, the carrying value of the liability representing the estimated fair value of Sotheby’s obligation to perform under its outstanding auction guarantees totaled $6.2 million, $1 million, and $21.7 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets.
As of November 4, 2016, Sotheby's had outstanding auction guarantees totaling $258.8 million and, as of that date, Sotheby's financial exposure was reduced by irrevocable bids totaling $144.2 million. Each of the auction guarantees outstanding as of November 4, 2016, had a minimum guaranteed price that was within or below the range of the pre-sale auction estimates for the underlying property. A substantial portion of the property related to these auction guarantees is being offered at auctions in the fourth quarter of 2016. As of November 4, 2016, $2.3 million of the guaranteed amount had been advanced by Sotheby's.
15. Shareholders' Equity and Dividends
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
On January 21, 2016, the Board of Directors approved a $200 million increase to Sotheby's remaining $125 million share repurchase authorization, resulting in an updated total share repurchase authorization of $325 million. On September 30, 2016, the Board of Directors approved a $75 million increase to the share repurchase authorization.
For the nine months ended September 30, 2016, Sotheby's repurchased 11,092,832 shares of its Common Stock for approximately $286 million (including fees and commissions) at an average price of $25.79 per share through open market purchases and purchases made pursuant to a Rule 10b5-1 plan.
As of September 30, 2016, Sotheby's had $114 million remaining under the increased authorization.
On October 3, 2016, Sotheby's entered into an agreement with funds managed by Marcato Capital Management LP ("Marcato"), pursuant to which Sotheby's agreed to purchase 2,050,000 shares of its Common Stock from Marcato for an aggregate purchase price of $73.8 million, or $36.00 per share. This repurchase of Common Stock was consummated on October 4, 2016 and funded by cash on hand. As of November 7, 2016, approximately $40 million remains under the current share repurchase authorization from the Board of Directors.

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
Quarterly Cash Dividends—For the three and nine months ended September 30, 2015, Sotheby's declared and paid quarterly cash dividends at a rate of $0.10 per share for a total of $6.7 million and $20.5 million, respectively. On January 21, 2016, the Board of Directors decided to eliminate Sotheby's $0.10 per share quarterly cash dividend and allocate the capital instead to repurchase shares of Common Stock, as discussed above.
Special Dividend—In January 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. The special dividend was funded principally by the repatriation of $250 million of cash from Sotheby’s foreign subsidiaries, with the remaining $50 million funded by then existing domestic cash balances. In conjunction with this special dividend, Sotheby's accrued approximately $11 million for dividend equivalents owed on share-based payments to employees and charged to retained earnings. Through September 30, 2016, approximately $7.2 million of such dividend equivalents has been paid to employees, including $1.4 million and $2 million paid in March 2016 and March 2015, respectively. See Note 16 for information related to Sotheby's share-based payment programs.
16. Share-Based Payments
Share-based payments to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted stock shares, and stock options. A description of each of these share-based payments is provided below.
For the three and nine months ended September 30, 2016 and 2015, compensation expense related to share-based payments is reflected in the following accounts in the Condensed Consolidated Statements of Operations (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Salaries and related costs	$2,743	$6,122	$10,871	$21,357
Voluntary separation incentive programs (see Note 17)	(183)	—	(823)	—
CEO separation and transition costs (see Note 18)	—	—	—	2,000
Total share-based payment expense (pre-tax)	$2,560	$6,122	$10,048	$23,357
Total share-based payment expense (after-tax)	$1,984	$4,324	$7,394	$15,778
For the three and nine months ended September 30, 2016, Sotheby's recognized credits of ($0.2) million and ($0.8) million, respectively, related to share-based payments associated with the voluntary separation programs enacted in the fourth quarter of 2015. These credits are the result of changes in management's estimate of the number of performance-based stock units held by program participants that are expected to vest.
For the nine months ended September 30, 2016, Sotheby's recognized a ($1.3) million tax shortfall related to share-based payment arrangements. This tax shortfall represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period was less than the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense. The ($1.3) million tax shortfall in the period is accounted for as a reduction to previously recognized excess tax benefits related to share-based payments recorded within Additional Paid-in Capital on the Condensed Consolidated Balance Sheets.
For the nine months ended September 30, 2015, Sotheby's recognized $1.1 million of excess tax benefits related to share-based payment arrangements. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in Sotheby's financial statements upon the amortization of compensation expense. Excess tax benefits are recognized on the Condensed Consolidated Balance Sheets as an increase to Additional Paid-in Capital and are classified within Financing Activities in the Condensed Consolidated Statements of Cash Flows.

As of September 30, 2016, unrecognized compensation expense related to the unvested portion of share-based payments was $22.5 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.3 years. Sotheby’s does not capitalize any compensation expense related to share-based payments to employees.
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
Performance Share Units (or "PSU's") are RSU's that generally vest over three or four year service periods, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain return on invested capital ("ROIC") targets (for awards granted in 2016). Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's at the same rate as dividends are paid on Sotheby's Common Stock (if and when such dividends are paid), but are only paid for PSU's that vest and become shares of Common Stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
For the nine months ended September 30, 2016, the Compensation Committee granted share-based payment awards with a total grant date fair value of $23.7 million, as follows:

•
607,606 PSU's with a grant date fair value of $14.4 million and a single vesting opportunity after a 3-year service period. These PSU awards provide recipients with an opportunity to vest in incremental PSU's of up to 100% of the initial units awarded subject to the achievement of certain ROIC targets, for a total maximum vesting opportunity of 200% of the initial award. The maximum number of shares of Common Stock that may be issued with respect to these awards is 1,215,212.

•	394,371 RSU's with annual vesting over a three-year service period and a grant date fair value of $9.3 million.
Summary of Outstanding Share-Based Payment Awards—For the nine months ended September 30, 2016, changes to the number of outstanding RSU’s, PSU’s, and Restricted Stock shares were as follows (shares in thousands):

	Restricted Stock Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	2,019	$43.61
Granted	1,002	$23.66
Vested	(565)	$39.68
Canceled	(166)	$38.35
Outstanding at September 30, 2016	2,290	$36.23
As of September 30, 2016, 2.6 million shares were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the nine months ended September 30, 2016 and 2015 was $15 million and $22.9 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Stock options issued pursuant to the Sotheby's 1997 Stock Option Plan are exercisable into authorized, but unissued shares of Sotheby's Common Stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of September 30, 2016, 104,100 shares of Common Stock were available for the issuance of stock options under the Stock Option Plan. As of September 30, 2016, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 3.4 years, and an aggregate intrinsic value of $0.8 million. No stock options were exercised or granted during the nine months ended September 30, 2016 and 2015.

17. Voluntary Separation Incentive Programs (Net)
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
For the three and nine months ended September 30, 2016, Sotheby's recognized net credits of ($0.2) million and ($0.7) million, respectively, to the originally recorded charge primarily as a result of management’s quarterly assessment of the likelihood that performance-based stock units held by participants in the Programs will vest. Employee transitions and cash severance payments under the Programs are substantially complete.
18. CEO Separation and Transition Costs
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
19. Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States ("U.S.") and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and approximately $0.3 million in lease exit costs. For the three and nine months ended September 30, 2015, Sotheby's recognized credits of approximately ($0.1) million and ($1) million, respectively, in Restructuring Charges (net) as a result of adjustments to the initial accrual for employee termination benefits. The headcount reductions resulting from the 2014 Restructuring Plan were completed in the third quarter of 2015 and the associated liability has been fully settled.
20. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables summarize fair value information related to the derivative financial instruments designated as hedging instruments and recorded on Sotheby's Condensed Consolidated Balance Sheets as of September 30, 2016, December 31, 2015, and September 30, 2015 (in thousands of dollars):

	Assets		Liabilities
September 30, 2016	Balance Sheet Classification	Fair Value	Balance Sheet Classification		Fair Value
Cash Flow Hedges:
Interest rate swap	N/A	$—	Other Current Liabilities		$651
Interest rate collar	N/A	—	Other Long-Term Liabilities		14,696
Total cash flow hedges		—		—	15,347
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	20,098	Other Current Liabilities		—
Total		$20,098			$15,347

	Assets		Liabilities
December 31, 2015	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	N/A	$—	Other Current Liabilities	$360
Interest rate collar	N/A	—	Other Long-Term Liabilities	6,816
Total cash flow hedges		—		7,176
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	—	Other Current Liabilities	—
Total		$—		$7,176

	Assets		Liabilities
September 30, 2015	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	N/A	$—	Other Current Liabilities	$1,879
Interest rate collar	N/A	—	Other Long-Term Liabilities	8,174
Total cash flow hedges		—		10,053
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	—	Other Current Liabilities	—
Total		$—		$10,053
The following tables summarize the effect of the derivative financial instruments designated as hedging instruments on Sotheby's Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Gain (Loss) Recognized in Other Comprehensive Income(Loss) - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net (Loss) Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net (Loss) Income - Effective Portion
Three Months Ended September 30,	2016	2015		2016	2015
Cash Flow Hedges:
Interest rate swap	$223	$(1,393)	Interest Expense	$192	$350
Interest rate collar	925	(5,027)	Interest Expense	—	—
Total cash flow hedges	1,148	(6,420)		192	350
Net Investment Hedges:
Foreign exchange contracts	4,323	—	Other Income/(Expense)	—	—
Total	$5,471	$(6,420)		$192	$350

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net (Loss) Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion
Nine Months Ended September 30,	2016	2015		2016	2015
Cash Flow Hedges:
Interest rate swap	$(860)	$(1,393)	Interest Expense	$631	$350
Interest rate collar	(4,867)	(5,027)	Interest Expense	—	—
	(5,727)	(6,420)		631	350
Net Investment Hedges:
Foreign exchange contracts	10,096	—	Other Income/(Expense)	—	—
Total	$4,369	$(6,420)		$631	$350
See the captioned sections below for information related to derivative financial instruments designated as cash flow hedges and derivative financial instruments designated as net investment hedges.

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
As of September 30, 2016, the notional value of the Swap was $316.6 million and the notional value of the Collar was $310.3 million. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
At their inception, the Swap and the Collar were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the York Property Mortgage. Accordingly, to the extent that the Swap and the Collar are effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in the Condensed Consolidated Statements of Operations as interest expense related to the York Property Mortgage is recorded. Any hedge ineffectiveness is immediately recognized in Interest Expense. There was no hedge ineffectiveness related to the Swap or the Collar during the three and nine months ended September 30, 2016. Management performs a quarterly assessment to determine whether the Swap and the Collar continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the monthly one-month LIBOR-indexed interest payments on the York Property Mortgage.
The liabilities associated with the Swap and the Collar have been designated as Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies. The fair value of the Swap is based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the timing of the interest payments related to the York Property Mortgage. The fair value of the Collar is based on an option pricing model using observable LIBOR-curve rates for each forecasted monthly settlement, with the projected cash flows discounted using the contractual terms of the instrument.
Derivative Financial Instruments Designated as Net Investment Hedges—In the fourth quarter of 2015, in consideration of the expansion of Sotheby's Common Stock repurchase program, as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management assessed its U.S. and foreign cash needs and concluded that approximately $600 million of accumulated foreign earnings would be repatriated to the U.S. in the foreseeable future. As of September 30, 2016, approximately $320 million of these foreign earnings had been repatriated and used, in part, to fund Common Stock repurchases. Management expects that additional repatriations will be made, though the specific timing of any further repatriation of foreign earnings is currently uncertain and is being evaluated. These accumulated foreign earnings represent almost the entire value of Sotheby’s foreign currency denominated net investments in the subsidiaries from which the earnings are being repatriated. As a result, Sotheby's is exposed to variability in the U.S. Dollar equivalent of these foreign currency denominated net investments and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. On June 1, 2016, Sotheby's entered into foreign currency forward exchange contracts with an aggregate notional value of $295.5 million, which hedge the net investment in certain of its foreign subsidiaries. As of September 30, 2016, the aggregate notional value of the net investment hedge contracts that remained outstanding was $200.2 million.
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
As of September 30, 2016, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $308.9 million. Notional values do not quantify risk or represent assets or liabilities of Sotheby’s, but are used to calculate cash settlements under outstanding forward exchange contracts. Sotheby’s is exposed to credit-related risks in the event of nonperformance by the two counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings. As of September 30, 2016, the aggregate fair value of these contracts represented a liability of $10.5 million, which was recorded on Sotheby's Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. As of December 31, 2015, and September 30, 2015, the fair values of these contracts were not material to Sotheby's consolidated financial statements.

21. Accumulated Other Comprehensive Loss
The following tables present a summary of the changes in Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

Three Months Ended September 30, 2016	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at July 1, 2016	$(71,274)	$(8,629)	$(4,969)	$(84,872)
Other comprehensive (loss) income before reclassifications	(4,895)	354	5,471	930
Amounts reclassified from accumulated other comprehensive loss	—	—	192	192
Net other comprehensive (loss) income	(4,895)	354	5,663	1,122
Balance at September 30, 2016	$(76,169)	$(8,275)	$694	$(83,750)
Three Months Ended September 30, 2015	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at July 1, 2015	$(34,602)	$(42,155)	$—	$(76,757)
Other comprehensive (loss) income before reclassifications	(12,127)	1,419	(6,420)	(17,128)
Amounts reclassified from accumulated other comprehensive loss	—	878	350	1,228
Net other comprehensive (loss) income	(12,127)	2,297	(6,070)	(15,900)
Balance at September 30, 2015	$(46,729)	$(39,858)	$(6,070)	$(92,657)
Nine Months Ended September 30, 2016	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at January 1, 2016	$(52,279)	$(9,619)	$(4,306)	$(66,204)
Other comprehensive (loss) income before reclassifications	(23,890)	1,344	4,369	(18,177)
Amounts reclassified from accumulated other comprehensive loss	—	—	631	631
Net other comprehensive (loss) income	(23,890)	1,344	5,000	(17,546)
Balance at September 30, 2016	$(76,169)	$(8,275)	$694	$(83,750)
Nine Months Ended September 30, 2015	Foreign Currency Items	Defined Benefit Pension Items	Derivative Financial Instruments	Total
Balance at January 1, 2015	$(33,223)	$(43,543)	$—	$(76,766)
Other comprehensive (loss) income before reclassifications	(13,506)	1,082	(6,420)	(18,844)
Amounts reclassified from accumulated other comprehensive loss	—	2,603	350	2,953
Net other comprehensive (loss) income	(13,506)	3,685	(6,070)	(15,891)
Balance at September 30, 2015	$(46,729)	$(39,858)	$(6,070)	$(92,657)
For the three and nine months ended September 30, 2016, other comprehensive (loss) income before reclassifications includes $0.4 million (net of tax) and $1.3 million (net of tax), respectively, related to changes in the foreign currency translation adjustment account associated with accumulated unrealized losses related to the U.K. Pension Plan. For the three and nine months ended September 30, 2015, such amounts totaled $1.4 million (net of tax) and $1.1 million (net of tax), respectively.
For the three and nine months ended September 30, 2016, $0.2 million (net of tax) and $0.6 million (net of tax), respectively, was reclassified from Accumulated Other Comprehensive Loss and recognized on a pre-tax basis within Interest Expense in the Condensed Consolidated Statements of Operations as a result of monthly interest accruals related to the Swap associated with the York Property Mortgage (see Note 20). For the three and nine months ended September 30, 2015, such amounts totaled $0.4 million (net of tax).

For the three and nine months ended September 30, 2015, $0.9 million (net of tax) and $2.6 million (net of tax), respectively, was reclassified from Accumulated Other Comprehensive Loss and recognized on a pre-tax basis within Salaries and Related Costs in the Condensed Consolidated Statements of Operations as a result of the amortization of actuarial losses and prior service costs related to the U.K. Pension Plan.
22. Income Taxes
The quarterly income tax provision is calculated using an estimated annual effective income tax rate based on actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items that are unusual and non-recurring in nature and treats these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
As discussed above, Sotheby's effective income tax rate may fluctuate due to changes in the jurisdictional mix of forecasted pre-tax income. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%, if incremental U.S. deferred income taxes are not already being recorded on the earnings of those countries. This is particularly true in countries where Sotheby's has significant auction operations such as Hong Kong and Switzerland, where the current statutory tax rates are approximately 17% and 23%, respectively.
Prior to the fourth quarter of 2015, based on its projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby's Common Stock repurchase program (see Note 15), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management reassessed Sotheby's U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of September 30, 2016, approximately $320 million of the foreign earnings discussed above had been repatriated and used, in part, to fund Common Stock repurchases during the first nine months of 2016. Management expects that additional repatriations will be made, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently uncertain and is being evaluated.
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
As of September 30, 2016, Sotheby’s estimates that its annual effective income tax rate, excluding discrete items, will be approximately 22% as compared to its estimate of approximately 36% as of September 30, 2015. The decrease in the estimate of the annual effective income tax rate is due, in part, to management’s change in assertion regarding the indefinite reinvestment of Sotheby’s 2016 foreign earnings (except those related to Sotheby’s subsidiaries in the U.K.). In 2015, as discussed above, U.S. deferred income taxes were recorded on substantially all of the foreign earnings generated by Sotheby’s in that year. As a result, the mix of pre-tax income among the various jurisdictions did not have a material effect on Sotheby's annual effective income tax rate for the year ended December 31, 2015. The estimated annual effective income tax rate for the year ending December 31, 2016, however, is influenced by changes in the mix of pre-tax income among the various jurisdictions where Sotheby's operates and results in a decrease in the estimated annual effective income tax rate when compared to the prior year.

The table below summarizes Sotheby’s income tax (benefit) expense and effective income tax rate for the three and nine months ended September 30, 2016 and 2015, including the impact of discrete items (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
(Loss) income before taxes	$(73,495)	$(30,782)	$10,507	$85,390
Income tax (benefit) expense	$(17,775)	$(10,078)	$3,794	$36,635
Effective income tax (benefit) expense rate	(24.2%)	(32.7%)	36.1%	42.9%
In addition to the factors impacting the estimated annual effective income tax rate described above, the decrease in Sotheby’s effective income tax benefit rate for the three months ended September 30, 2016, is due, in part, to changes in previously estimated and recorded income taxes resulting from recently filed income tax returns. Such changes resulted in income tax expense of $1.5 million in the current period and an income tax benefit of $1.4 million in the prior year. The overall decrease to the effective income tax benefit rate for the three months ended September 30, 2016 is partially offset by a $0.6 million decrease in the tax expense resulting from a lower level of equity earnings from Sotheby’s investment in RM Sotheby’s (see Note 1) and a $0.5 million decrease in the income tax expense recorded discretely related to uncertain tax positions.
In addition to the factors impacting the estimated annual effective income tax rate described above, the decrease in Sotheby’s effective income tax rate for the nine months ended September 30, 2016 is also influenced by discrete tax expenses of approximately $4 million as a result of legislation enacted in New York City and approximately $1.1 million related to the conclusion of income tax audits, both of which were recorded in 2015.
23. Uncertain Tax Positions
As of September 30, 2016, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $19.7 million, representing a net decrease of $2.3 million when compared to a liability of $22 million as of December 31, 2015. This net decrease is primarily the result of the expiration of a statute of limitations for certain tax years. As of September 30, 2015, Sotheby’s liability for unrecognized tax benefits, excluding interest and penalties, was $21 million. As of September 30, 2016, December 31, 2015, and September 30, 2015, the total amount of unrecognized tax benefits that, if recognized, would favorably affect Sotheby’s effective tax rate was $13.7 million, $12.8 million, and $12.8 million, respectively. Sotheby's believes it is reasonably possible that a decrease of $9 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2016 balance sheet date as a result of the expiration of statutes of limitations and the settlement of an audit.
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
Sotheby’s recognizes interest expense and penalties related to unrecognized tax benefits as a component of Income Tax (Benefit) Expense. The accrual for such interest and penalties increased by $0.2 million for the nine months ended September 30, 2016.
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

24. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and employees transact with Sotheby's to buy and sell property at auction and through private sales. For the three and nine months ended September 30, 2016, Sotheby’s recognized Agency Commissions and Fees of less than $0.1 million and $0.7 million, respectively, related to property consigned or purchased by related parties. For the three and nine months ended September 30, 2015, such amounts totaled $0.2 million and $2.2 million, respectively.
On September 2, 2015, Sotheby's entered into an arrangement with the Estate of A. Alfred Taubman under which it offered works of art from the collection of A. Alfred Taubman. Robert S. Taubman, a trustee and beneficiary of the Estate, was a director of Sotheby's at the time the arrangement was consummated. In connection with this arrangement, Sotheby's provided an auction guarantee of $509 million, after taking into account items withdrawn by the Estate prior to sale. Total aggregate proceeds (i.e., the hammer price plus buyer's premium) from sales of Taubman Collection property were $473.5 million. The results of these sales, combined with the initially estimated value of items which were taken into inventory after failing to sell at auction ($33 million) resulted in a loss on the auction guarantee of approximately $3 million, which was recognized in the fourth quarter of 2015. As of September 30, 2016 and December 31, 2015, Sotheby's owed $0.9 million and $285.4 million, respectively, to the Estate. Subsequent to September 30, 2016, $0.9 million was paid to the Estate in settlement of the outstanding liability.
On October 3, 2016, Sotheby's entered into an agreement with funds managed by Marcato Capital Management LP, pursuant to which Sotheby's agreed to purchase 2,050,000 shares of its Common Stock from Marcato for an aggregate purchase price of $73.8 million, or $36.00 per share. This repurchase of Common Stock was consummated on October 4, 2016 and funded by cash on hand. At the time of this agreement, Marcato owned 8.5% of Sotheby's outstanding Common Stock. See Note 15.
25. Recent Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard, including all amendments subsequently issued by the FASB to this standard, on Sotheby’s financial statements.
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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for Sotheby's beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management does not expect that this standard will have a material effect on Sotheby's financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for Sotheby's beginning on January 1, 2017. Management does not expect that this standard will have a material effect on Sotheby's financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income tax consequences and certain classifications within the statement of cash flows. This standard requires companies to record all excess tax benefits and deficiencies resulting from the vesting of share-based payments to the income statement, whereas current guidance generally permits such items to be recorded to the equity section of the balance sheet provided that an adequate level of previously recorded excess tax benefits exists. ASU 2016-09 is effective for Sotheby's beginning on January 1, 2017. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements, but expects the adoption of ASU 2016-09 to potentially result in increased variability in Sotheby's effective income tax rate beginning in 2017.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which updates guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. ASU 2016-15 is intended to reduce the existing diversity in practice and is effective for Sotheby's beginning on January 1, 2018. Early adoption is permitted. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. Under current guidance, the immediate recognition of current and deferred income tax impact for intra-entity asset transfers is prohibited. ASU 2016-16 eliminates such prohibition for all intra-entity asset transfers, except for inventory, and is effective for Sotheby's beginning on January 1, 2018. Early adoption is only permitted as of the beginning of an annual reporting period. Management is currently assessing the potential impact of adopting this new accounting standard on Sotheby’s financial statements.

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
Competition in the international art market is intense. A fundamental challenge facing any auctioneer or art dealer is the sourcing of high quality and valuable property for sale either as agent or as principal. Sotheby's primary global competitor is Christie's, a privately owned auction house. In response to the competitive environment, Sotheby's may offer consignors a variety of financial inducements such as auction commission sharing arrangements and auction guarantees as a means to secure high-value consignments. Although these inducements may lead to a higher level of auction consignments, they adversely impact auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the risk of a decline in auction commission margins, from time-to-time, Sotheby's adjusts its commission rate structures (see "Change in Buyer's Premium Rate Structure" below). In addition, Sotheby's may reduce its financial exposure under auction guarantees through contractual risk and reward sharing arrangements such as irrevocable bids under which a counterparty commits to bid a predetermined price on the guaranteed property. However, Sotheby's could be exposed to losses in the event any of its counterparties do not perform according to the terms of these contractual arrangements.
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
Auction sale results in the fourth quarter of 2015 and to-date in 2016 indicate that the global art market has entered a period of lower sales. With the art market declining from its most recent peak, consignors have exercised greater discretion in offering their works of art for sale, which has resulted in lower consignment levels, particularly in the Contemporary and Impressionist and Modern Art collecting categories. However, collectors continue to purchase top quality works of art for strong prices in these smaller and more selective sales, which have also recently experienced encouraging sell-through rates. The lower level of sales has also been partially mitigated by an increase in Auction Commission Margin in each of the last four quarterly reporting periods beginning in the fourth quarter of 2015.

Sotheby's Financial Services—In recent years, there has been an increase in the demand for art-related financing. In response, and in an effort to reduce the cost of capital of SFS and enhance returns, in January 2014, Sotheby's established a separate capital structure for SFS through which client loans are predominantly funded with borrowings drawn from a dedicated revolving credit facility. The establishment of the SFS Credit Facility has allowed management to finance 84% of the loan portfolio with debt, and has contributed to a 38% increase in the client loan portfolio when compared to December 31, 2013 and a higher level of profitability for SFS.
Change in Buyer's Premium Rate Structure
On October 13, 2016, Sotheby's announced a new buyer's premium rate structure that will become effective on November 13, 2016. The new rate structure is 25% on the first $250,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $250,000 up to and including $3 million; and 12.5% on any remaining amount above $3 million. The hammer (sale) price thresholds in other currencies will be adjusted in a commensurate manner. The existing buyer’s premium rate structure, which has been in effect since February 1, 2015, is 25% on the first $200,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $200,000 up to and including $3 million; and 12% on the remaining amount above $3 million.
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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Overview
For the three months ended September 30, 2016, Sotheby's reported a net loss of ($54.5) million, as compared to a net loss of ($17.9) million in the third quarter of 2015. Sotheby's results for the third quarter of 2016 are significantly influenced by the timing of the summer Contemporary Art sales in London, which were held in the second quarter of 2016 after occurring in the third quarter in 2015. This shift in timing resulted in significantly lower Net Auction Sales1 and auction commission revenues in the third quarter of 2016. Also unfavorably influencing the comparison of third quarter results to the prior year is $17.2 million of compensation expense related to the earn-out arrangement with the former principals of Art Agency, Partners (see "Salaries and Related Costs" below), as well as unfavorable experience with inventory activities. These factors are somewhat mitigated by an increase in Auction Commission Margin from 15.2% to 21.6%, principally due to a significant change in sales mix caused by the timing of the summer Contemporary Art sales in London, as well as a lower level of share-based compensation expense. For the three months ended September 30, 2016, Adjusted Net Loss*, which excludes, among other items, compensation expense related to the earn-out arrangement discussed above, was ($43.1) million, as compared to ($17.9) million in the third quarter of 2015.
________
1 Represents the total hammer (sale) price of property sold at auction.

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

For the nine months ended September 30, 2016, Sotheby's reported net income of $8.6 million, an 84% decrease when compared to net income of $54.9 million in the same period of the prior year. The lower level of net income is principally due to a decrease of $764.5 million (26%) in Net Auction Sales1 associated with the recent decline in the global art market. Also unfavorably influencing the comparison of year-to-date results to the prior year is $21.6 million in compensation expense related to the earn-out arrangement discussed above, as well as unfavorable experience with inventory activities. These factors are somewhat mitigated by an increase in Auction Commission Margin from 15.3% to 16.5% and a lower level of incentive and share-based compensation expense, as well as a lower effective income tax rate. For the nine months ended September 30, 2016, Adjusted Net Income* was $25.9 million, a 59% decrease when compared to Adjusted Net Income* of $62.5 million in the same period of the prior year.
Outlook
Due to the decline in the global art market, it is unlikely that fourth quarter 2016 Net Auction Sales and associated auction commission revenues will equal the levels achieved in the same period in 2015. However, results for the fourth quarter of 2016 are expected to benefit from an anticipated improvement in Auction Commission Margin and a lower effective income tax rate. In addition, on a per share basis, results are expected to benefit from the significant level of Common Stock repurchases since the fourth quarter of 2015 and, accordingly, management anticipates that Adjusted Earnings Per Share* for the fourth quarter of 2016 will be in the range of Adjusted Earnings Per Share* reported for the fourth quarter of 2015. (See statement on Forward Looking Statements.)

________
1 Represents the total hammer (sale) price of property sold at auction.
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015
The tables below present a summary of Sotheby’s consolidated results of operations and related statistical metrics for the three and nine months ended September 30, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended September 30,	2016	2015	$/%	%
Revenues:
Agency commissions and fees	$51,285	$69,222	$(17,937)	(26%)
Inventory sales	24,359	53,226	(28,867)	(54%)
Finance	11,138	12,933	(1,795)	(14%)
Other	4,710	2,611	2,099	80%
Total revenues	91,492	137,992	(46,500)	(34%)
Expenses:
Agency direct costs	5,142	8,156	(3,014)	(37%)
Cost of inventory sales	29,616	43,678	(14,062)	(32%)
Cost of finance revenues	4,433	4,282	151	4%
Marketing	4,099	3,767	332	9%
Salaries and related	70,471	56,897	13,574	24%
General and administrative	39,355	38,124	1,231	3%
Depreciation and amortization	5,426	4,881	545	11%
Voluntary separation incentive programs (net) (a)	(176)	—	(176)	N/A
Restructuring charges (net) (c)	—	(86)	86	(100%)
Total expenses	158,366	159,699	(1,333)	(1%)
Operating loss	(66,874)	(21,707)	(45,167)	*
Net interest expense (d)	(7,254)	(6,959)	(295)	(4%)
Other income (expense)	633	(2,116)	2,749	N/A
Loss before taxes	(73,495)	(30,782)	(42,713)	(139%)
Income tax benefit	(17,775)	(10,078)	(7,697)	(76%)
Equity in earnings of investees	1,220	2,827	(1,607)	(57%)
Net loss	(54,500)	(17,877)	(36,623)	*
Less: Net (loss) income attributable to noncontrolling interest	(30)	17	(47)	N/A
Net loss attributable to Sotheby's	$(54,470)	$(17,894)	$(36,576)	*
Diluted loss per share - Sotheby’s common shareholders	$(0.99)	$(0.26)	$(0.73)	*
Statistical Metrics:
Aggregate Auction Sales (e)	$195,881	$440,423	$(244,542)	(56%)
Net Auction Sales (f)	$160,208	$370,928	$(210,720)	(57%)
Private Sales (g)	$167,858	$84,963	$82,895	98%
Consolidated Sales (h)	$388,098	$578,612	$(190,514)	(33%)
Effective income tax benefit rate	(24.2%)	(32.7%)	8.5%	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (i)	$105,643	$111,825	$(6,182)	(6%)
Adjusted Operating Loss (i)	$(48,200)	$(21,793)	$(26,407)	*
Adjusted Net Loss (i)	$(43,064)	$(17,943)	$(25,121)	*
Adjusted Diluted Loss Per Share (i)	$(0.78)	$(0.26)	$(0.52)	*

			Variance
Nine Months Ended September 30,	2016	2015	$/%	%
Revenues:
Agency commissions and fees	$406,114	$507,481	$(101,367)	(20%)
Inventory sales	36,434	73,214	(36,780)	(50%)
Finance	40,643	37,590	3,053	8%
Other	13,497	7,388	6,109	83%
Total revenues	496,688	625,673	(128,985)	(21%)
Expenses:
Agency direct costs	45,924	52,725	(6,801)	(13%)
Cost of inventory sales	47,735	72,380	(24,645)	(34%)
Cost of finance revenues	12,980	11,544	1,436	12%
Marketing	13,520	12,575	945	8%
Salaries and related	213,869	228,009	(14,140)	(6%)
General and administrative	115,940	117,584	(1,644)	(1%)
Depreciation and amortization	16,214	14,444	1,770	12%
Voluntary separation incentive programs (net) (a)	(714)	—	(714)	N/A
CEO separation and transition costs (b)	—	4,232	(4,232)	(100%)
Restructuring charges (net) (c)	—	(975)	975	100%
Total expenses	465,468	512,518	(47,050)	(9%)
Operating income	31,220	113,155	(81,935)	(72%)
Net interest expense (d)	(21,767)	(23,935)	2,168	9%
Other income (expense)	1,054	(3,830)	4,884	N/A
Income before taxes	10,507	85,390	(74,883)	(88%)
Income tax expense	3,794	36,635	(32,841)	(90%)
Equity in earnings of investees	1,807	5,953	(4,146)	(70%)
Net income	8,520	54,708	(46,188)	(84%)
Less: Net loss attributable to noncontrolling interest	(90)	(172)	82	48%
Net income attributable to Sotheby's	$8,610	$54,880	$(46,270)	(84%)
Diluted earnings per share - Sotheby’s common shareholders	$0.14	$0.79	$(0.65)	(82%)
Statistical Metrics:
Aggregate Auction Sales (e)	$2,646,187	$3,537,330	$(891,143)	(25%)
Net Auction Sales (f)	$2,218,879	$2,983,388	$(764,509)	(26%)
Private Sales (g)	$417,482	$455,156	$(37,674)	(8%)
Consolidated Sales (h)	$3,100,103	$4,055,236	$(955,133)	(24%)
Effective income tax expense rate	36.1%	42.9%	(6.8%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (i)	$376,513	$415,836	$(39,323)	(9%)
Adjusted Operating Income (i)	$59,460	$125,913	$(66,453)	(53%)
Adjusted Net Income (i)	$25,860	$62,541	$(36,681)	(59%)
Adjusted Diluted Earnings Per Share (i)	$0.43	$0.90	$(0.47)	(52%)

Legend:
*	Represents a variance in excess of 100%.
(a)
Consists of a net benefit recorded to adjust the liability associated with the voluntary separation incentive programs implemented by Sotheby's in the fourth quarter of 2015. See "Voluntary Separation Incentive Programs (net)" below for additional information.

(b)
Consists of compensation-related charges and other costs associated with the hiring of Thomas S. Smith, Jr. as Sotheby's President and Chief Executive Officer in the first quarter of 2015. See "CEO Separation and Transition Costs" below for additional information.

(c)	Consists of a net benefit recorded to adjust the liability associated with the 2014 Restructuring Plan. See "Restructuring Charges (net)" below for additional information.
(d)	Represents interest expense less interest income.
(e)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium.
(f)	Represents the total hammer (sale) price of property sold at auction.
(g)	Represents the total purchase price of property sold in private sales brokered by Sotheby’s, including its commissions.
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
For the three and nine months ended September 30, 2016, Agency segment gross profit decreased $28.4 million (42%) and $101 million (23%), respectively. The comparison of third quarter results to the prior year is significantly influenced by a change in the timing of the summer Contemporary Art sales in London, which were held in the second quarter of 2016 after occurring in the third quarter in 2015, resulting in a significantly lower level of Net Auction Sales and auction commission revenues. The decrease in gross profit for the year-to-date period is due to a decline in the global art market, most notably in the Impressionist and Modern Art and Contemporary Art collecting categories, which resulted in a significantly lower level of Net Auction Sales and auction commission revenues. The impact of the lower level of Net Auction Sales in the periods is somewhat mitigated by increases in Auction Commission Margin from 15.2% to 21.6%, in the third quarter, and from 15.3% to 16.5%, in the year-to-date period. The net decrease in Agency segment gross profit is also significantly impacted by losses experienced on inventory activities during the periods. See below for a detailed discussion of the significant factors impacting the comparison of Agency segment gross profit between the current and prior year periods.

The tables below present a summary of Agency segment gross profit and related statistical metrics for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

			Variance
Three Months Ended September 30,	2016	2015	$ / %	%
Agency commissions and fees:
Auction commissions	$34,658	$56,329	$(21,671)	(38%)
Private sale commissions	13,848	9,865	3,983	40%
Other Agency commissions and fees (net)	2,779	3,028	(249)	(8%)
Total Agency commissions and fees	51,285	69,222	(17,937)	(26%)
Inventory sales	22,810	51,530	(28,720)	(56%)
Total Agency segment revenues	74,095	120,752	(46,657)	(39%)
Agency direct costs:
Auction direct costs	4,136	6,867	(2,731)	(40%)
Private sale expenses	1,006	1,289	(283)	(22%)
Total Agency direct costs	5,142	8,156	(3,014)	(37%)
Cost of inventory sales	28,464	42,428	(13,964)	(33%)
Total Agency direct costs and cost of inventory sales	33,606	50,584	(16,978)	(34%)
Intersegment costs:
Interest (a)	1,079	1,119	(40)	(4%)
Fees (b)	316	487	(171)	(35%)
Consignment fees (c)	617	1,707	(1,090)	(64%)
Total intersegment costs	2,012	3,313	(1,301)	(39%)
Agency segment gross profit (d)	$38,477	$66,855	$(28,378)	(42%)
Statistical Metrics:
Aggregate Auction Sales (e)	$195,881	$440,423	$(244,542)	(56%)
Net Auction Sales (f)	$160,208	$370,928	$(210,720)	(57%)
Items sold at auction with a hammer (sale) price greater than $1 million	16	51	(35)	(69%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $1 million	$37,784	$224,370	$(186,586)	(83%)
Items sold at auction with a hammer (sale) price greater than $3 million	3	18	(15)	(83%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$17,479	$173,389	$(155,910)	(90%)
Auction commission margin (g)	21.6%	15.2%	6.40%	N/A
Auction direct costs as a percentage of Net Auction Sales	2.58%	1.85%	0.73%	N/A
Private Sales (h)	$167,858	$84,963	$82,895	98%

			Variance
Nine Months Ended September 30,	2016	2015	$ / %	%
Agency commissions and fees:
Auction commissions	$366,946	$456,831	$(89,885)	(20%)
Private sale commissions	36,251	43,615	(7,364)	(17%)
Other Agency commissions and fees (net)	2,917	7,035	(4,118)	(59%)
Total Agency commissions and fees	406,114	507,481	(101,367)	(20%)
Inventory sales	30,814	67,363	(36,549)	(54%)
Total Agency segment revenues	436,928	574,844	(137,916)	(24%)
Agency direct costs:
Auction direct costs	43,074	48,335	(5,261)	(11%)
Private sale expenses	2,850	4,390	(1,540)	(35%)
Total Agency direct costs	45,924	52,725	(6,801)	(13%)
Cost of inventory sales	43,370	68,339	(24,969)	(37%)
Total Agency direct costs and cost of inventory sales	89,294	121,064	(31,770)	(26%)
Intersegment costs:
Interest (a)	84	3,577	(3,493)	N/A
Fees (b)	1,193	1,405	(212)	(15%)
Consignment fees (c)	4,262	5,970	(1,708)	(29%)
Total intersegment costs	5,539	10,952	(5,413)	(49%)
Agency segment gross profit (d)	$342,095	$442,828	$(100,733)	(23%)
Statistical Metrics:
Aggregate Auction Sales (e)	$2,646,187	$3,537,330	$(891,143)	(25%)
Net Auction Sales (f)	$2,218,879	$2,983,388	$(764,509)	(26%)
Items sold at auction with a hammer (sale) price greater than $1 million	304	424	(120)	(28%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $1 million	$1,223,557	$1,981,789	$(758,232)	(38%)
Items sold at auction with a hammer (sale) price greater than $3 million	94	154	(60)	(39%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$879,933	$1,536,392	$(656,459)	(43%)
Auction commission margin (g)	16.5%	15.3%	1.20%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.94%	1.62%	0.32%	N/A
Private Sales (h)	$417,482	$455,156	$(37,674)	(8%)

Legend:
(a)
Represents interest charged by SFS for secured loans issued with an interest rate below its target rate. Such loans are issued by SFS as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship. See the discussion of SFS results below for an explanation of a credit recorded to intersegment interest expense in the first quarter of 2016.

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
For the three and nine months ended September 30, 2016, auction commission revenue decreased $21.7 million (38%) and $89.9 million (20%), respectively, primarily due to a lower level of Net Auction Sales during the current year periods. However, the declines in Net Auction Sales are partially mitigated by improvements in Auction Commission Margin during the current year periods. See below for more detailed information on Net Auction Sales and a discussion of Auction Commission Margin.

Net Auction Sales—The tables below present a summary of Net Auction Sales for the three and nine months ended September 30, 2016 and 2015, as well as a comparison between the current and prior year periods (in millions of dollars):

			Variance
Three Months Ended September 30,	2016	2015	$	%
Asian Art	$51.9	$20.5	$31.4	*
Old Master and British Paintings and Drawings	44.1	69.5	(25.4)	(37%)
Contemporary Art	14.5	197.0	(182.5)	(93%)
Jewelry	10.8	14.0	(3.2)	(23%)
Other fine art, decorative art, and collectibles	50.3	69.9	(19.6)	(28%)
Sub-total	171.6	370.9	(199.3)	(54%)
Impact of foreign exchange rate changes	(11.4)	N/A	(11.4)	N/A
Total	$160.2	$370.9	$(210.7)	(57%)

			Variance
Nine Months Ended September 30,	2016	2015	$	%
Contemporary Art	$542.6	$862.7	$(320.1)	(37%)
Impressionist and Modern Art	511.6	949.1	(437.5)	(46%)
Asian Art	425.7	344.9	80.8	23%
Jewelry	272.7	263.0	9.7	4%
Other fine art, decorative art, and collectibles	533.3	563.7	(30.4)	(5%)
Sub-total	2,285.9	2,983.4	(697.5)	(23%)
Impact of foreign exchange rate changes	(67.0)	N/A	(67.0)	N/A
Total	$2,218.9	$2,983.4	$(764.5)	(26%)

Legend:
*	Represents a change in excess of 100%.
The comparison of third quarter Net Auction Sales to the prior year is significantly influenced by the timing of the summer Contemporary Art sales in London, which were held in the third quarter of 2015 and totaled approximately $197 million in Net Auction Sales. In 2016, the comparable sales occurred in the second quarter and totaled approximately $80 million in Net Auction Sales. The decrease in Net Auction Sales for the year-to-date period is due to a decline in the global art market that began in the fourth quarter of 2015, most notably in the Impressionist and Modern Art and Contemporary Art collecting categories. Partially offsetting the overall decreases in both periods is a higher level of Asian Art sales in Sotheby's Hong Kong and New York salesrooms.
Auction Commission Margin—Auction Commission Margin represents total auction commission revenue as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby Sotheby's shares its buyer's premium with a consignor in order to secure a high-value consignment, as well as by Sotheby's use of auction guarantees. For example, when issuing an auction guarantee, Sotheby's may enter into a risk and reward sharing arrangement with a counterparty whereby Sotheby's financial exposure under the auction guarantee is reduced in exchange for sharing its buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, Sotheby's buyer's premium from that sale is used to reduce the loss on the transaction. See Note 14 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's use of auction guarantees.
For the three months ended September 30, 2016, Auction Commission Margin increased from 15.2% to 21.6% largely due to the change in timing of the evening sale of Contemporary Art in London, as discussed above. This sale typically includes higher value works of art, which generate lower commission margins. In addition, the timing of this sale also resulted in a lower level of shared auction commissions in the current period due to the competitive environment for consignments in this collecting category. For the nine months ended September 30, 2016, Auction Commission Margin increased from 15.3% to 16.5% due to changes in sales mix, as fewer objects were sold in the higher price bands of Sotheby's buyer's premium rate structure, as well as a lower level of shared auction commissions.

Private Sale Commission Revenues—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. Because private sales are individually negotiated non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues. For the three months ended September 30, 2016, private sale commissions increased $4 million (40%) as more high-value transactions were completed in the current year period. For the nine months ended September 30, 2016, private sale commissions decreased $7.4 million (17%) due to a lower level of transaction volume in the period.
Agency Direct Costs—The tables below present a summary of Agency direct costs for the three and nine months ended September 30, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended September 30,	2016	2015	$ / %	%
Auction direct costs:
Sale marketing	$1,621	$2,831	$(1,210)	(43%)
Shipping	933	1,414	(481)	(34%)
Sale venue	540	510	30	6%
Other	1,042	2,112	(1,070)	(51%)
Total auction direct costs	4,136	6,867	(2,731)	(40%)
Private sale expenses	1,006	1,289	(283)	(22%)
Total Agency direct costs	$5,142	$8,156	$(3,014)	(37%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	2.58%	1.85%	0.73%	N/A

			Variance
Nine Months Ended September 30,	2016	2015	$ / %	%
Auction direct costs:
Sale marketing	$15,928	$21,365	$(5,437)	(25%)
Shipping	7,686	9,251	(1,565)	(17%)
Sale venue	7,299	8,317	(1,018)	(12%)
Other	12,161	9,402	2,759	29%
Total auction direct costs	43,074	48,335	(5,261)	(11%)
Private sale expenses	2,850	4,390	(1,540)	(35%)
Total Agency direct costs	$45,924	$52,725	$(6,801)	(13%)
Statistical Metric:
Auction direct costs as a % of Net Auction Sales	1.94%	1.62%	0.32%	N/A
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
For the three and nine months ended September 30, 2016, auction direct costs decreased $2.7 million (40%) and $5.3 million (11%), respectively. The comparison of third quarter auction direct costs to the prior year is favorably impacted by the timing of the summer Contemporary Art sales in London, as discussed above, as well as a lower level of property loss and damage claims. For the nine months ended September 30, 2016, the decrease in auction direct costs is largely a result of the lower value of Sotheby's auction offerings during the period, as well as management's cost control initiatives, partially offset by an increase in debit and credit card processing fees due to the higher level of sales in Sotheby's Hong Kong salesroom.

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
The table below presents a summary of Agency segment inventory activities for the three and nine months ended September 30, 2016 and 2015, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended September 30,	2016	2015	$	%
Inventory sales	$22,810	$51,530	$(28,720)	(56%)
Cost of inventory sales	28,464	42,428	(13,964)	(33%)
Gross (loss) profit	$(5,654)	$9,102	$(14,756)	N/A

			Variance
Nine Months Ended September 30,	2016	2015	$	%
Inventory sales	$30,814	$67,363	$(36,549)	(54%)
Cost of inventory sales	43,370	68,339	(24,969)	(37%)
Gross loss	$(12,556)	$(976)	$(11,580)	*
Legend:
* Represents a variance in excess of 100%

The unfavorable comparison of Sotheby's inventory activities to the prior year is largely attributable to the recognition of a number of profitable inventory sales completed during the third quarter of 2015, including one significant painting sold at auction in the second quarter of 2015. This painting was acquired along with another painting that was also sold at auction in the second quarter of 2015 and incurred an offsetting loss. Also impacting the comparison of current period third quarter results to the prior year are losses associated with the sale of items from inventory.
Sotheby's Financial Services
SFS provides certain collectors and art dealers with financing secured by works of art that Sotheby's primarily has in its possession or, on occasion, permits borrowers to possess. SFS generally makes two types of secured loans: (i) advances secured by consigned property where the borrowers are contractually committed, in the near term, to sell the property through the Agency segment (a "consignor advance"); and (ii) general purpose term loans secured by property not presently intended for sale (a "term loan"). See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information about the SFS loan portfolio.
The lending activities of SFS are predominantly funded with borrowings drawn from a dedicated revolving credit facility. Cash balances are also used to fund a portion of the loans made by SFS. See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the SFS Credit Facility.
For the three and nine months ended September 30, 2016, gross profit for SFS decreased $3.2 million (27%) and $3.8 million (10%), respectively, when compared to the prior year periods primarily due to lower Average Loan Portfolio balances, a decrease in intersegment revenues, and increased borrowing costs. The lower Average Loan Portfolio balances are principally the result of proceeds collected from term loan collateral sales during the first six months of 2016. The increases in borrowing costs are the result of funding a greater portion of the loan portfolio with revolving credit facility borrowings, as well as higher commitment fees following the expansion of the SFS credit facility in June 2015. Partially offsetting these factors in the comparison of year-to-date results to the prior period are higher collateral release fees and higher interest rates earned on the loan portfolio.

The tables below present a summary of SFS gross profit and related loan portfolio metrics as of and for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

			Variance
Three Months Ended September 30,	2016	2015	$ /%	%
Finance revenues:
Client paid revenues:
Interest	$9,696	$11,398	$(1,702)	(15%)
Fees	1,442	1,535	(93)	(6%)
Total client paid revenues	11,138	12,933	(1,795)	(14%)
Intersegment revenues:
Interest (a)	1,079	1,119	(40)	(4%)
Facility fees (b)	316	487	(171)	(35%)
Consignment fees (c)	617	1,707	(1,090)	(64%)
Total intersegment revenues	2,012	3,313	(1,301)	(39%)
Total finance revenues	13,150	16,246	(3,096)	(19%)
Cost of finance revenues (d)	4,433	4,282	151	4%
SFS gross profit (e)	$8,717	$11,964	$(3,247)	(27%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$655,152	$759,473	$(104,321)	(14%)
Average Loan Portfolio (g)	$628,065	$766,445	$(138,380)	(18%)
Credit Facility Borrowings (h)	$553,000	$579,500	$(26,500)	(5%)
Average Credit Facility Borrowings (i)	$523,397	$589,413	$(66,016)	(11%)
Average Equity in Loan Portfolio (j)	$104,668	$177,032	$(72,364)	(41%)
SFS Leverage Ratio (k)	84.4%	76.3%	8.1%	N/A
Finance Revenue Percentage (l)	8.4%	8.5%	(0.1%)	N/A
Weighted Average Cost of Borrowings (m)	3.4%	2.9%	0.5%	N/A
SFS LTM Return on Equity (n)	20.7%	14.3%	6.4%	N/A

			Variance
Nine Months Ended September 30,	2016	2015	$ /%	%
Finance revenues:
Client paid revenues:
Interest	$32,313	$31,642	$671	2%
Fees	8,330	5,948	2,382	40%
Total client paid revenues	40,643	37,590	3,053	8%
Intersegment revenues:
Interest (a)	84	3,577	(3,493)	(98%)
Facility fees (b)	1,193	1,405	(212)	(15%)
Consignment fees (c)	4,262	5,970	(1,708)	(29%)
Total intersegment revenues	5,539	10,952	(5,413)	(49%)
Total finance revenues	46,182	48,542	(2,360)	(5%)
Cost of finance revenues (d)	12,980	11,544	1,436	12%
SFS gross profit (e)	$33,202	$36,998	$(3,796)	(10%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$655,152	$759,473	$(104,321)	(14%)
Average Loan Portfolio (g)	$636,855	$732,645	$(95,790)	(13%)
Credit Facility Borrowings (h)	$553,000	$579,500	$(26,500)	(5%)
Average Credit Facility Borrowings (i)	$527,204	$534,144	$(6,940)	(1%)
Average Equity in Loan Portfolio (j)	$109,651	$198,501	$(88,850)	(45%)
SFS Leverage Ratio (k)	84.4%	76.3%	8.1%	N/A
Finance Revenue Percentage (l)	9.7%	8.8%	0.9%	N/A
Weighted Average Cost of Borrowings (m)	3.3%	2.9%	0.4%	N/A
SFS LTM Return on Equity (n)	20.7%	14.3%	6.4%	N/A

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
(n)
Represents the return on net income attributable to SFS, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using the estimated effective income tax rate of SFS (38.5%) for the last twelve months ended September 30, 2016.

Other Revenues
Other revenues includes fees earned from art advisory services, license fee revenues, and other ancillary revenues. For the three and nine months ended September 30, 2016, other revenues increased $2.1 million and $6.1 million, respectively, due to advisory fees earned by Art Agency, Partners, which was acquired in January 2016. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Salaries and Related Costs
For the three and nine months ended September 30, 2016 and 2015, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended September 30,	2016	2015	$	%
Full-time salaries	$35,030	$36,022	$(992)	(3%)
Incentive compensation expense	2,260	1,826	434	24%
Share-based payment expense	2,743	6,122	(3,379)	(55%)
Acquisition earn-out compensation	17,226	—	17,226	N/A
Payroll taxes	3,639	3,922	(283)	(7%)
Employee benefits	3,564	4,741	(1,177)	(25%)
Contractual severance agreements (net)	1,624	—	1,624	N/A
Other compensation expense	4,385	4,264	121	3%
Total salaries and related costs	$70,471	$56,897	$13,574	24%

			Variance
Nine Months Ended September 30,	2016	2015	$ / %	%
Full-time salaries	$107,840	$109,567	$(1,727)	(2%)
Incentive compensation expense	20,614	36,867	(16,253)	(44%)
Share-based payment expense	10,871	21,357	(10,486)	(49%)
Acquisition earn-out compensation	21,600	—	21,600	N/A
Payroll taxes	13,911	15,907	(1,996)	(13%)
Employee benefits	16,112	20,990	(4,878)	(23%)
Contractual severance agreements (net)	7,354	—	7,354	N/A
Leadership transition severance costs	—	9,501	(9,501)	(100%)
Other compensation expense	15,567	13,820	1,747	13%
Total salaries and related costs	$213,869	$228,009	$(14,140)	(6%)
See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three and nine months ended September 30, 2016 and 2015, full-time salaries decreased by $1 million (3%) and $1.7 million (2%), respectively. These decreases are principally due to changes in foreign currency exchange rates, which reduced the reported expense by $1.6 million and $3 million for the three and nine month periods, respectively, as well as savings resulting from the voluntary separation incentive programs enacted in December 2015 (see "Voluntary Separation Incentive Programs (net)" below). These factors are partially offset by base salary increases and headcount reinvestments in the current year.
Incentive Compensation—Incentive compensation consists principally of the accrual of annual cash incentive bonuses, which are paid to employees in the first quarter of every year. For the nine months ended September 30, 2016, incentive compensation expense decreased $16.3 million (44%). For 2016, Sotheby's adopted a new cash bonus incentive program that more directly aligns payouts in relation to performance against its annual financial plan. Prior to 2016, the annual cash incentive bonus pool was determined utilizing a formula that was based, in large part, on the absolute level of Adjusted EBITDA* earned during the year. Incentive compensation also includes amounts awarded to employees for brokering certain eligible private sale and other transactions. For the three months ended September 30, 2016, the $0.4 million (24%) increase in incentive compensation expense is largely attributable to an increase in private sale incentive costs associated with the 40% increase in private sale commissions in the quarter.
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
For the three and nine months ended September 30, 2016 and 2015, share-based payment expense decreased $3.4 million (55%) and $10.5 million (49%), respectively, primarily as a result of management's quarterly assessment of the financial performance targets related to performance share unit awards. The comparison of year-to-date share-based payment expense is also favorably impacted by the accelerated recognition of $2.1 million in compensation expense in the second quarter of 2015 pursuant to the terms of the severance agreement with Sotheby's former Chief Operating Officer (see "Leadership Transition Severance Costs" below).
See Note 16 of Notes to Condensed Consolidated Financial Statements for more detailed information related to Sotheby’s share-based compensation programs.
Acquisition Earn-Out Compensation—On January 11, 2016, Sotheby's acquired certain entities comprising the business of Art Agency, Partners ("AAP"), a firm that provides a range of art-related services to art collectors, in exchange for initial cash consideration of $50 million and potential future earn-out payments of up to $35 million, as discussed in more detail below. The purpose of this acquisition is to grow Sotheby's auction and private sale revenues by enhancing its relationships with art collectors and improving its position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, Sotheby's has added a new revenue stream by integrating AAP's existing art advisory business, providing a new avenue for growth.
The purchase agreement governing the acquisition of AAP includes non-competition and non-solicitation covenants that continue in effect until January 2021. In connection with this acquisition, each of the former principals of AAP also entered into a five-year employment agreement with Sotheby’s that extends through January 2021. Each employment agreement also includes non-competition and non-solicitation covenants that continue in effect for 12 months following the end of employment.
As indicated above, in connection with the acquisition of AAP, Sotheby's agreed to make earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business, over the four to five year period beginning on January 1, 2016. Progress against the cumulative financial target (the "Target") is measured at the end of each calendar year during the four to five year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015.
For accounting purposes, the payments expected to be made pursuant to the earn-out arrangement are deemed to be compensation and are expensed to salaries and related costs on a pro-rata basis over the periods during which the Target is estimated to be met. For the three and nine months ended September 30, 2016, Sotheby's recognized approximately $17.2 million and $21.6 million, respectively, of compensation expense associated with this earn-out arrangement. In the third quarter of 2016, management revised its estimate of progress against the Target based on current forecasts and expectations for the upcoming autumn sales season. The revised level of forecasted achievement against the Target reflects Sotheby's improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, following the acquisition of AAP. Management expects that substantially all of the $35 million in earn-out compensation will be earned and recognized by the end of 2016. (See statement on Forward Looking Statements.)
Any amounts due under the earn-out arrangement will be paid in four annual increments not to exceed $8.75 million over the period beginning in March 2017 and ending in March 2020.
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
For the three and nine months ended September 30, 2016, employee benefit costs decreased $1.2 million (25%) and $4.9 million (23%), respectively, principally due to the closure of the U.K. Pension Plan (see Note 9 of Notes to Condensed Consolidated Financial Statements) and lower profit-sharing accruals related to Sotheby's defined contribution plans in the U.S. and U.K. For the three and nine months ended September 30, 2016, the overall decrease in employee benefit costs is partially offset by higher DCP costs as a result of an improvement in the performance of deemed participant investments and higher health care costs.
Contractual Severance Agreements—In the first and third quarters of 2016, Sotheby's entered into contractual severance agreements with certain senior employees that provide cash severance benefits and the ability to continue to vest in share-based payment awards after termination of employment. For the three and nine months ended September 30, 2016, salaries and related costs include net charges of $1.6 million and $7.4 million, respectively, associated with these arrangements.
Leadership Transition Severance Costs—In the second quarter of 2015, in conjunction with Sotheby's leadership transition, Sotheby's incurred severance costs of $9.5 million associated with the termination of the employment of certain Executive Officers, including its former Chief Operating Officer.
Other Compensation Expense —Other compensation expense typically includes the cost of temporary labor and overtime, as well as the amortization of expense related to certain retention-based, new-hire and other employment arrangements. For the nine months ended September 30, 2016, other compensation expense increased $1.7 million (13%) primarily as a result of a higher level of expense associated with such employment arrangements.

General and Administrative Expenses
For the three and nine months ended September 30, 2016 and 2015, general and administrative expenses consisted of the following (in thousands of dollars):

			Variance
Three Months Ended September 30,	2016	2015	$	%
Professional fees:
Operations (a)	$5,656	$6,323	$(667)	(11%)
Legal and compliance (b)	4,085	4,276	(191)	(4%)
Other (c)	2,981	3,006	(25)	(1%)
Total professional fees	12,722	13,605	(883)	(6%)
Facilities-related expenses	11,011	10,716	295	3%
Travel and entertainment	5,950	5,570	380	7%
Telecommunication and technology	2,849	2,432	417	17%
Insurance	1,560	1,592	(32)	(2%)
Other indirect expenses (d)	5,263	4,209	1,054	25%
Total general and administrative expenses	$39,355	$38,124	$1,231	3%

			Variance
Nine Months Ended September 30,	2016	2015	$	%
Professional fees:
Operations (a)	$16,333	$17,174	$(841)	(5%)
Legal and compliance (b)	13,710	11,266	2,444	22%
Other (c)	8,496	10,269	(1,773)	(17%)
Total professional fees	38,539	38,709	(170)	—%
Facilities-related expenses	33,277	30,944	2,333	8%
Travel and entertainment	17,191	19,852	(2,661)	(13%)
Telecommunication and technology	9,779	6,718	3,061	46%
Insurance	4,468	4,544	(76)	(2%)
Other indirect expenses (d)	12,686	16,817	(4,131)	(25%)
Total general and administrative expenses	$115,940	$117,584	$(1,644)	(1%)
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
For the three and nine months ended September 30, 2016, changes in foreign currency exchange rates favorably impacted general and administrative expenses by $1.6 million and $2.9 million, respectively, when compared to the prior periods. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $2.8 million (7%) and $1.2 million (1%), respectively, during the periods.
See below for a detailed discussion of the significant operating factors impacting the comparison of the various elements of general and administrative expenses between the current and prior periods.
Professional fees—For the three and nine months ended September 30, 2016, the decrease in professional fees was primarily attributable to lower operational outsourcing and business consulting costs, partially offset by higher legal fees.

Facilities-related expenses—For the three and nine months ended September 30, 2016, facilities-related expenses increased $0.3 million (3%) and $2.3 million (8%), respectively. For the nine months ended September 30, 2016, the increase in facilities-related expenses is largely due to real estate tax rebates received in the second quarter of 2015 in respect of Sotheby's London premises that were not repeated in the current year and, to a lesser extent, an increase in rental costs in Europe, partially offset by the impact of favorable changes in foreign currency exchange rates.
Travel and entertainment—For the nine months ended September 30, 2016, travel and entertainment expense decreased $2.7 million (13%) as a result of management's cost savings initiatives and a lower average headcount in the current period resulting from the enactment of voluntary separation incentive programs in the fourth quarter of 2015 (see "Voluntary Separation Incentive Programs (net)" below).
Telecommunication and technology—For the three and nine months ended September 30, 2016, telecommunication and technology expenses increased $0.4 million (17%) and $3.1 million (46%), respectively, largely due to costs incurred to implement new digital initiatives intended to enhance the client online experience.
Other indirect expenses—For the three months ended September 30, 2016, other indirect costs increased $1.1 million (25%) largely due to a higher level of client goodwill gestures and claims during the period. For the nine months ended September 30, 2016, other indirect costs decreased $4.1 million (25%) primarily due to a charge related to the settlement of an authenticity claim in the second quarter of 2015 for which there was no comparable amount in 2016.
Depreciation and Amortization Expense
For the three and nine months ended September 30, 2016 and 2015, depreciation and amortization expense increased $0.5 million (11%) and $1.8 million (12%), respectively, primarily due to amortization expense related to intangible assets acquired in the acquisition of Art Agency, Partners in January 2016. See Note 7 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's intangible assets.
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
For the three and nine months ended September 30, 2016, Sotheby's recognized net credits of ($0.2) million and ($0.7) million, respectively, to the originally recorded charge primarily as a result of management’s quarterly assessment of the likelihood that performance-based stock units held by participants in the Programs will vest. Employee transitions and cash severance payments under the Programs are substantially complete.
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

Restructuring Charges (Net)
On July 16, 2014, the Board of Directors approved a restructuring plan (the "2014 Restructuring Plan") principally impacting Sotheby's operations in the United States ("U.S.") and the U.K. The 2014 Restructuring Plan resulted in Restructuring Charges (net) of $14.2 million recognized in 2014, consisting of $13.9 million in employee termination benefits and approximately $0.3 million in lease exit costs. For the three and nine months ended September 30, 2015, Sotheby's recognized credits of approximately ($0.1) million and ($1) million, respectively, in Restructuring Charges (net) as a result of adjustments to the initial accrual for employee termination benefits. The headcount reductions resulting from the 2014 Restructuring Plan were completed in the third quarter of 2015 and the associated liability has been fully settled.
Net Interest Expense
For the nine months ended September 30, 2016, net interest expense decreased $2.2 million (9%) almost entirely due to the July 2015 refinancing of the mortgage on Sotheby's headquarters at 1334 York Avenue in New York. See Note 8 of Notes to Condensed Consolidated Financial Statements.
Other Income (Expense)
The improvement in other income (expense) for the three and nine months ended September 30, 2016 is primarily due to the improved investment performance of the trust assets related to the DCP. Also favorably impacting the comparison of other income (expense) for the year-to-date period are losses on certain foreign currency denominated transactions incurred in the first quarter of 2015, which were not repeated in the current year.
Income Tax (Benefit) Expense
The quarterly income tax provision is calculated using an estimated annual effective income tax rate based on actual historical information and forward looking estimates. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, the effective income tax rate may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. Management identifies items that are unusual and non-recurring in nature and treats these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
As discussed above, Sotheby's effective income tax rate may fluctuate due to changes in the jurisdictional mix of forecasted pre-tax income. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%, if incremental U.S. deferred income taxes are not already being recorded on the earnings of those countries. This is particularly true in countries where Sotheby's has significant auction operations such as Hong Kong and Switzerland, where the current statutory tax rates are approximately 17% and 23%, respectively.
Prior to the fourth quarter of 2015, based on its projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby’s Common Stock repurchase program (see "Liquidity and Capital Resources" below), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management reassessed Sotheby’s U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby’s recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of September 30, 2016, approximately $320 million of the foreign earnings discussed above had been repatriated and used, in part, to fund Common Stock repurchases during the first nine months of 2016. Management expects that additional repatriations will be made, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently uncertain and is being evaluated. See statement on Forward Looking Statements.

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
As of September 30, 2016, Sotheby’s estimates its annual effective income tax rate, excluding discrete items, will be approximately 22% as compared to its estimate of approximately 36% as of September 30, 2015. The decrease in the estimate of the annual effective income tax rate is due, in part, to management’s change in assertion regarding the indefinite reinvestment of Sotheby’s 2016 foreign earnings (except those related to Sotheby’s subsidiaries in the U.K.). In 2015, as discussed above, U.S. deferred income taxes were recorded on substantially all of the foreign earnings generated by Sotheby’s in that year. As a result, the mix of pre-tax income among the various jurisdictions did not have a material effect on Sotheby’s annual effective income tax rate for the year ended December 31, 2015. The estimated annual effective income tax rate for the year ending December 31, 2016, however, is influenced by changes in the mix of pre-tax income among the various jurisdictions where Sotheby’s operates, and results in a decrease in the estimated annual effective income tax rate when compared to the prior year. See statement on Forward Looking Statements.
The table below summarizes Sotheby’s income tax (benefit) expense and effective income tax rate for the three and nine months ended September 30, 2016 and 2015, including the impact of discrete items (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Loss) income before taxes	$(73,495)	$(30,782)	$10,507	$85,390
Income tax (benefit) expense	(17,775)	$(10,078)	3,794	$36,635
Effective income tax (benefit) expense rate	(24.2%)	(32.7%)	36.1%	42.9%
In addition to the factors impacting the estimated annual effective income tax rate described above, the decrease in Sotheby’s effective income tax benefit rate for the three months ended September 30, 2016, is due, in part, to changes in previously estimated and recorded income taxes resulting from recently filed income tax returns. Such changes resulted in income tax expense of $1.5 million in the current period and an income tax benefit of $1.4 million in the prior year. The overall decrease to the effective income tax benefit rate for the three months ended September 30, 2016 is partially offset by a $0.6 million decrease in the tax expense resulting from a lower level of equity earnings from Sotheby’s investment in RM Sotheby’s (see “Equity in Earnings of Investees” below) and a $0.5 million decrease in the income tax expense recorded discretely related to uncertain tax positions.
In addition to the factors impacting the estimated annual effective income tax rate described above, the decrease in Sotheby’s effective income tax rate for the nine months ended September 30, 2016 is also influenced by discrete tax expenses of approximately $4 million as a result of legislation enacted in New York City and approximately $1.1 million related to the conclusion of income tax audits, both of which were recorded in 2015.
Equity in Earnings of Investees
The decrease in earnings from equity method investments during the three and nine months ended September 30, 2016, is primarily due to the performance of RM Sotheby's, which saw a lower level of auction sales when compared to the same periods in the prior year. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding Sotheby's equity method investments.
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended September 30, 2016, changes in foreign currency exchange rates had a net favorable impact of $0.7 million on Sotheby's operating income, with revenues unfavorably impacted by $4.4 million and expenses favorably impacted by $5.1 million. For the nine months ended September 30, 2016, changes in foreign currency exchange rates had a net unfavorable impact of $3.2 million on Sotheby's operating income, with revenues unfavorably impacted by $13.6 million and expenses favorably impacted by $10.4 million.

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Expenses
(ii)	Adjusted Operating (Loss) Income
(iii)	Adjusted Net (Loss) Income
(iv)	Adjusted Diluted (Loss) Earnings Per Share
Management cautions users of Sotheby's financial statements that amounts presented in accordance with its definitions of these non-GAAP financial measures as provided below may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner. Sotheby's defines the non-GAAP financial measures presented in this Form 10-Q as follows:

(i)
Adjusted Expenses is defined as total expenses excluding the cost of inventory sales, the cost of finance revenues, earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO separation and transition costs, and restructuring charges (net).

(ii)
Adjusted Operating (Loss) Income is defined as operating income excluding earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO separation and transition costs, and restructuring charges (net).

(iii)
Adjusted Net (Loss) Income is defined as net (loss) income attributable to Sotheby's, excluding the after-tax impact of earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO separation and transition costs, and restructuring charges (net).

(iv)
Adjusted Diluted (Loss) Earnings Per Share is defined as diluted (loss) earnings per share excluding the after-tax per share impact of earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), charges related to Sotheby's voluntary separation incentive programs (net), CEO separation and transition costs, and restructuring charges (net).

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

The following is a reconciliation of total expenses to Adjusted Expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total expenses	$158,366	$159,699	$465,468	$512,518
Subtract: Cost of inventory sales	29,616	43,678	47,735	72,380
Subtract: Cost of finance revenues	4,433	4,282	12,980	11,544
Subtract: Acquisition earn-out compensation expense	17,226	—	21,600	—
Subtract: Contractual severance agreement charges (net)	1,624	—	7,354	—
Subtract: Leadership transition severance costs	—	—	—	9,501
Subtract: Voluntary separation incentive program charges (net)	(176)	—	(714)	—
Subtract: CEO separation and transition costs	—	—	—	4,232
Subtract: Restructuring charges (net)	—	(86)	—	(975)
Adjusted Expenses	$105,643	$111,825	$376,513	$415,836
The following is a reconciliation of operating (loss) income to Adjusted Operating (Loss) Income for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating (loss) income	$(66,874)	$(21,707)	$31,220	$113,155
Add: Acquisition earn-out compensation expense	17,226	—	21,600	—
Add: Contractual severance agreement charges (net)	1,624	—	7,354	—
Add: Leadership transition severance costs	—	—	—	9,501
Add: Voluntary separation incentive program charges (net)	(176)	—	(714)	—
Add: CEO separation and transition costs	—	—	—	4,232
Add: Restructuring charges (net)	—	(86)	—	(975)
Adjusted Operating (Loss) Income	$(48,200)	$(21,793)	$59,460	$125,913
The following is a reconciliation of net (loss) income attributable to Sotheby's to Adjusted Net (Loss) Income for the three and nine months ended September 30, 2016 and 2015 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income attributable to Sotheby's	$(54,470)	$(17,894)	$8,610	$54,880
Add: Acquisition earn-out compensation expense, net of tax of ($6,701), $0, ($8,402), and $0	10,525	—	13,198	—
Add: Contractual severance agreement charges (net), net of tax of ($632), $0, ($2,852), and $0	992	—	4,502	—
Add: Leadership transition severance costs, net of tax of $0, $0, $0, and ($3,743)	—	—	—	5,758
Add: Voluntary separation incentive programs charges (net), net of tax of $65, $0, $264, and $0	(111)	—	(450)	—
Add: CEO separation and transition costs, net of tax of $0, $0, $0, and ($1,668)	—	—	—	2,564
Add: Restructuring charges (net), net of tax of $0, $37, $0, and $314	—	(49)	—	(661)
Adjusted Net (Loss) Income	$(43,064)	$(17,943)	$25,860	$62,541

The income tax effect of each line item in the reconciliation of net (loss) income attributable to Sotheby's to Adjusted Net (Loss) Income is computed using the relevant jurisdictional tax rate for each item.
The following is a reconciliation of diluted (loss) earnings per share to Adjusted Diluted (Loss) Earnings Per Share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Diluted (loss) earnings per share	$(0.99)	$(0.26)	$0.14	$0.79
Add: Acquisition earn-out compensation expense, per share	0.19	—	0.22	—
Add: Contractual severance agreement charges (net), per share	0.02	—	0.08	—
Add: Leadership transition severance costs, per share	—	—	—	0.08
Add: Voluntary separation incentive program charges (net), per share	—	—	(0.01)	—
Add: CEO separation and transition costs, per share	—	—	—	0.04
Add: Restructuring charges (net), per share	—	—	—	(0.01)
Adjusted Diluted (Loss) Earnings Per Share	$(0.78)	$(0.26)	$0.43	$0.90
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2016, total cash and cash equivalents decreased $442.9 million to $405.8 million, as compared to a decrease of $91.8 million to $602.1 million for the nine months ended September 30, 2015, primarily due to the factors discussed below.
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
For the nine months ended September 30, 2016, net cash used by operating activities of $99.9 million is principally attributable to a net cash outflow of $127.6 million associated with the settlement of auction and private sale transactions during the period (including approximately $285 million paid to related party consignors, see Note 24 of Notes to Condensed Consolidated Financial Statements). The net cash outflow for the period is also impacted by the funding of 2015 incentive compensation payments ($38 million), payments to voluntary separation incentive program participants ($34 million), and income tax payments ($29 million). These factors are partially offset by the net income for the period, as well as net proceeds received from the sale of inventory, including $34.2 million received upon the sale of an undivided 50% ownership interest in a Fancy Vivid Pink Diamond (see Note 11 of Notes to Condensed Consolidated Financial Statements).
For the nine months ended September 30, 2015, net cash used by operating activities of $96.7 million was principally the result of a net cash outflow of $88.2 million associated with the settlement of auction and private sale transactions. This net cash outflow was due in part to net sale proceeds collected from buyers late in 2014 for which payments were not made to consignors until early-2015. Cash flows from operating activities were also impacted by income tax payments and the funding of 2014 incentive compensation payments, as well as payments for sales, use and value added taxes related to Agency transactions. These net cash outflows were partially offset by Sotheby's net income for the period.

Net Cash Used by Investing Activities—For the nine months ended September 30, 2016, net cash used by investing activities of $29.5 million is primarily attributable to the cash used to acquire Art Agency, Partners ($50.7 million, net of cash acquired) in the first quarter of 2016 and $16.5 million in capital expenditures related to various office renovations and digital technology initiatives. These cash outflows are partially offset by a $26.8 million decrease in restricted cash held for consignors in segregated accounts and net collections of client loans ($15.4 million). See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to the acquisition of Art Agency, Partners.
For the nine months ended September 30, 2015, net cash used by investing activities of $62.8 million was principally the result of the net funding of client loans of $57.1 million and Sotheby's acquisition of a 25% ownership interest in RM Auctions for $30.7 million, partially offset by a $28.1 million decrease in restricted cash held for consignors in segregated accounts.
Net Cash (Used) Provided by Financing Activities—For the nine months ended September 30, 2016, net cash used by financing activities of $291.3 million is predominantly due to Common Stock repurchases of $286.1 million (see Note 15 of Notes to Condensed Consolidated Financial Statements).
For the nine months ended September 30, 2015, net cash provided by financing activities of $72.2 million was largely due to $134.5 million in net borrowings under the SFS credit facility and net proceeds of approximately $98 million from the refinancing of the York Property Mortgage in July 2015. These cash inflows were partially offset by Sotheby's entry into an accelerated share repurchase program in August 2015, which resulted in an initial repurchase of 2,667,378 shares of Sotheby's Common Stock for $100 million and the payment of $25 million for the purchase of a related forward contract indexed to Sotheby's Common Stock (see Note 15 of Notes to Condensed Consolidated Financial Statements). In addition, during the prior year period, Sotheby's made dividend and dividend equivalent payments of $23.2 million and funded $8.9 million of employee tax obligations related to share-based payments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes Sotheby’s material contractual obligations and commitments as of September 30, 2016 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$316,642	$7,584	$16,195	$17,631	$275,232
Interest payments	68,938	10,756	25,485	24,092	8,605
Sub-total	385,580	18,340	41,680	41,723	283,837
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	102,375	15,750	31,500	31,500	23,625
Sub-total	402,375	15,750	31,500	31,500	323,625
Revolving credit facility borrowings	553,000	—	—	553,000	—
Total debt and interest payments	1,340,955	34,090	73,180	626,223	607,462
Other commitments:
Operating lease obligations (b)	71,268	16,889	14,469	11,406	28,504
Compensation arrangements (c)	10,173	3,818	5,655	700	—
Acquisition earn-out consideration (d)	21,600	8,750	8,750	4,100	—
Auction guarantees (e)	171,255	171,255	—	—	—
Unfunded loan commitments (f)	10,861	10,861	—	—	—
Uncertain tax positions (g)	370	370	—	—	—
Total other commitments	285,527	211,943	28,874	16,206	28,504
Total	$1,626,482	$246,033	$102,054	$642,429	$635,966

(a)
See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and Sotheby's revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. Due to the variable interest rate associated with the York Property Mortgage, Sotheby's entered into interest rate protection agreements consisting of a two-year interest rate swap and a five-year interest rate collar. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75% for the remainder of the seven-year term. In consideration of the interest rate protection agreements, the table above assumes that the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term. See Note 20 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate protection agreements.

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

(d)
In conjunction with the acquisition of AAP on January 11, 2016, Sotheby's agreed to make potential future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Any amounts due under the earn-out arrangement will be paid in four annual increments not to exceed $8.75 million over the period between March 2017 and March 2020. The table above reflects the amount earned through September 30, 2016. See Note 6 of Notes to Condensed Consolidated Financial Statements.

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding, net of amounts advanced, as of September 30, 2016. See Note 14 of Notes to Condensed Consolidated Financial Statements.

(f) Represents unfunded commitments to extend additional credit through SFS. See Note 5 of Notes to Condensed Consolidated Financial Statements.

(g)
Excludes the $21.3 million liability recorded for uncertain tax positions that would be settled by cash payments to various taxing authorities, which are classified as long-term liabilities on Sotheby's Condensed Consolidated Balance Sheet as of September 30, 2016. This liability is excluded from the table above because management is unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 23 of Notes to Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded SFS loan commitments, (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses guarantees of collection, and (iii) Note 14 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
CONTINGENCIES
For information related to contingencies see: (i) Note 6 of Notes to Condensed Consolidated Financial Statements, which discusses a contingent acquisition earn-out arrangement, (ii) Note 10 of Notes to Condensed Consolidated Financial Statements, which discusses legal contingencies, (iii) Note 14 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees, and (iv) Note 23 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 23 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of September 30, 2016, cash and cash equivalents totaled $405.8 million, with $37.2 million held in the U.S. and $368.6 million held by foreign subsidiaries (see "Repatriation of Foreign Earnings" below). As of September 30, 2016, Sotheby's also held $8 million of short-term and long-term restricted cash primarily consisting of amounts held in certain foreign jurisdictions where there is a legal requirement for auction houses to maintain consignor funds in segregated accounts ($2.6 million) and amounts held in a cash management account established under the control of the lender for potential monthly debt service, insurance, and tax payments related to the York Property Mortgage ($3.6 million). As of September 30, 2016, management estimates that Sotheby's has approximately $295 million of total cash and cash equivalents after taking into account funds that are due to consignors. The current focus of Sotheby's cash investment policy is to preserve principal and ensure liquidity. Accordingly, Sotheby's cash balances are primarily invested in the highest rated overnight deposits.
These cash balances, in addition to $176.5 million of available borrowings under Sotheby's credit facility as of September 30, 2016, are available to support Sotheby's capital needs, which include current business requirements, the pursuit of growth opportunities and initiatives, and the execution of the Common Stock repurchase program, as well as capital reserved to mitigate the risk of a cyclical downturn in the global art market. See "Common Stock Repurchase Program" and "Revolving Credit Facilities" below.
Common Stock Repurchase Program—On September 30, 2016, Sotheby's Board of Directors approved a $75 million increase to the Common Stock repurchase authorization, and as of September 30, 2016, Sotheby's had $114 million remaining under the current authorization. On October 3, 2016, Sotheby's entered into an agreement with funds managed by Marcato Capital Management LP ("Marcato"), pursuant to which Sotheby's agreed to purchase 2,050,000 shares of its Common Stock from Marcato for an aggregate purchase price of $73.8 million, or $36.00 per share. This repurchase was consummated on October 4, 2016 and funded by cash on hand. As of November 7, 2016, approximately $40 million remains under the current share repurchase authorization from the Board of Directors.

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
See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on Sotheby's Common Stock Repurchase Program.
See statement on Forward Looking Statements.
Repatriation of Foreign Earnings—Prior to the fourth quarter of 2015, based on its projections and planned uses of U.S. and foreign earnings, management had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, Sotheby’s did not initially record deferred income taxes on these earnings in its financial statements. In the fourth quarter of 2015, however, in consideration of the expansion of Sotheby's Common Stock repurchase program, as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management reassessed Sotheby's U.S. and foreign cash needs and concluded that these foreign earnings would instead be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, Sotheby's recognized a liability for the deferred income taxes on these foreign earnings. In addition, Sotheby’s had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. As a result, as of December 31, 2015, Sotheby’s had recognized total net deferred tax liabilities of approximately $92 million for foreign earnings deemed not to be indefinitely reinvested outside of the U.S.
As of September 30, 2016, approximately $320 million of the foreign earnings discussed above had been repatriated and used, in part, to fund Common Stock repurchases during the first nine months of 2016. Management expects that additional repatriations will be made, though the specific timing of any further repatriation of foreign earnings and the cash payment of the associated taxes is currently uncertain and is being evaluated. See statement on Forward Looking Statements.
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
The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 5 of Notes to Condensed Consolidated Financial Statements), a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 5 of Notes to Condensed Consolidated Financial Statements), and the fair value of certain of Sotheby's trademarks. The borrowing base under the Incremental Facility is determined by a calculation that is based on a percentage of the carrying value of certain inventory and the fair value of certain of Sotheby's trademarks. The borrowing base under the SFS Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain loans in the SFS loan portfolio and the fair value of certain of Sotheby's trademarks.
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
The Credit Agreement does not limit dividend payments and Common Stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2016.
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

Sotheby's short-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, any funding required as a result of the triennial statutory funding valuation of the U.K. defined benefit pension plan, the funding of capital expenditures, the funding of other possible business initiatives and/or investments (including the funding of potential earn-out payments associated with the acquisition of Art Agency, Partners), the funding of Common Stock repurchases pursuant to the October 3, 2016 agreement with Marcato (see "Common Stock Repurchase Program" above), and the funding of other potential Common Stock repurchases, as well as the funding of the other short-term commitments due on or before September 30, 2017, as summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
Sotheby's long-term operating needs and capital requirements include the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 5 of Notes to Condensed Consolidated Financial Statements), the potential funding of auction guarantees, the funding of potential inventory purchases, the funding of potential client loans, the potential repayment of revolving credit facility borrowings, any potential funding required as a result of the triennial statutory funding valuation of the U.K. defined benefit pension plan, the funding of capital expenditures, and the funding of other possible business initiatives and/or investments (including the funding of potential earn-out payments associated with the acquisition of Art Agency, Partners), the funding of potential Common Stock repurchases, as well as the funding of the presently anticipated long-term contractual obligations and commitments summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
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
ACQUISITION OF ART AGENCY, PARTNERS
See Note 6 of Notes to Condensed Consolidated Financial Statements for information related to Sotheby's acquisition of Art Agency, Partners.
RECENT ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 25 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting standards that have not yet been adopted.
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
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sotheby's continually evaluates the market risk associated with its financial instruments in the normal course of its business. As of September 30, 2016, Sotheby's material financial instruments include, but are not limited to: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) the interest rate swap and interest rate collar associated with the York Property Mortgage; (vii) long-term debt; and (viii) outstanding forward foreign exchange contracts. See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 20 of Notes to Condensed Consolidated Financial Statements for information regarding the interest rate swap and interest rate collar associated with the York Property Mortgage and Sotheby's forward foreign exchange contracts.
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
As of September 30, 2016, the notional value of the Swap was $316.6 million and the notional value of the Collar was $310.3 million. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term.
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
Foreign Currency Exchange Rate Risk—Sotheby’s utilizes forward foreign exchange contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All such derivative financial instruments are entered into by Sotheby’s global treasury function, which is responsible for monitoring and managing Sotheby's exposure to foreign currency exchange rate movements. As of September 30, 2016, the notional value of outstanding forward exchange contracts used to hedge such cash flow exposures was $308.9 million.
As of September 30, 2016, Sotheby's foreign subsidiaries held approximately $341.7 million in foreign currency denominated cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in Sotheby's cash flow of approximately $34.1 million related to such foreign currency balances.
As discussed in "Liquidity and Capital Resources" in Part I, Item 2 above, management expects to repatriate certain accumulated foreign earnings at some point in the future. These accumulated foreign earnings represent almost the entire value of Sotheby’s foreign currency denominated net investments in the subsidiaries from which the earnings are being repatriated. As a result, Sotheby's is exposed to variability in the U.S. Dollar equivalent of these foreign currency denominated net investments and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. To mitigate this risk, Sotheby's has entered into corresponding foreign currency forward exchange contracts, which have an aggregate notional value of $200.2 million as of September 30, 2016.

Sotheby’s is exposed to credit-related risks in the event of nonperformance by the three counterparties to its outstanding forward exchange contracts. Sotheby’s does not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2016, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2016.
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
On November 13, 2015, Sotheby's announced a series of regional voluntary separation incentive programs aimed at reducing headcount and associated compensation costs. Employee transitions under these programs commenced on December 31, 2015 and were substantially completed as of September 30, 2016. The loss of employees as a result of these programs could adversely impact Sotheby's ability to compete.
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
The market for fine art, decorative art, and jewelry is not a highly liquid trading market and, as a result, the valuation of these items is inherently subjective. Accordingly, Sotheby's is at risk with respect to management's ability to estimate the likely selling prices of property offered with auction guarantees. If management's judgments about the likely selling prices of property offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on Sotheby's results, financial condition, and liquidity. See Note 14 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.
Sotheby's could be exposed to losses in the event of nonperformance by its counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, Sotheby's reduces its financial exposure under auction guarantees through risk and reward sharing arrangements. Sotheby's counterparties to these risk and reward sharing arrangements are typically major international art dealers or major art collectors. Sotheby's could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. See Note 14 of Notes to Condensed Consolidated Financial Statements for information related to auction guarantees.
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
The protection of client, employee and company data is extremely important to Sotheby's. The regulatory environment surrounding information security and privacy is becoming increasingly demanding and frequently changing in the jurisdictions in which Sotheby's does business. Clients and employees have expectations that Sotheby's will protect their information from cyber-attacks and other security breaches. Sotheby's has implemented systems and processes that are designed to protect personal and company information and to prevent data losses, however, these measures cannot provide absolute security, and Sotheby's systems may be vulnerable to cyber-security breaches such as viruses, hacking, and similar disruptions from unauthorized intrusions. In addition, Sotheby's is dependent on a global network of information systems to conduct its business and is committed to maintaining a strong infrastructure to secure these systems. As part of its information systems infrastructure, Sotheby's relies increasingly upon third-party service providers to perform services related to its live auction bidding platform, retail wine and other e-commerce, video broadcasting, website content distribution, marketing, and to store, process and transmit information including client, employee and company information. Any failure on Sotheby's part or by these third-party service providers to maintain the security of Sotheby's confidential data and its client and employee personal information could result in business disruption, damage to reputation, financial obligations, lawsuits, sizable fines and costs, and loss of employee and client confidence in Sotheby's, and thus could have a material adverse impact on Sotheby's business and financial condition, and adversely affect results of operations. A significant security breach could require future expenditures to implement additional security measures to protect against new privacy threats or to comply with state, federal and international laws aimed at addressing those threats.
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
Future costs and obligations related to Sotheby's defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets, changes in statutory requirements in the U.K., the timing and manner by which the statutorily required triennial funding valuation assessments are resolved, and actuarial assumptions, each of which is unpredictable and may cause significant variability in Sotheby's employee benefit costs. See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to the defined benefit pension plan in the U.K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of Common Stock by Sotheby's during the three months ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of Sotheby's publicly announced share repurchase program	Approximate dollar value of shares that may yet be purchased under Sotheby's publicly announced share repurchase program (a)
July 2016	—	$—	—	$42,905,286
August 2016	—	$—	—	$42,905,286
September 2016	104,102	$37.26	104,102	$114,026,234	(b)
Third Quarter 2016	104,102	$37.26	104,102
(a) Represents the dollar value of shares that were available to be repurchased under Sotheby's publicly announced share repurchase program at the end of each respective monthly period.
(b) On September 30, 2016, the Board of Directors approved a $75 million increase to the share repurchase authorization.
For the nine months ended September 30, 2016, Sotheby's repurchased 11,092,832 shares of its Common Stock for approximately $286 million (including fees and commissions) at an average price of $25.79 per share through open market purchases and purchases made pursuant to a Rule 10b5-1 plan.
On October 3, 2016, Sotheby's entered into an agreement with funds managed by Marcato Capital Management LP ("Marcato"), pursuant to which Sotheby's agreed to purchase 2,050,000 shares of its Common Stock from Marcato for an aggregate purchase price of $73.8 million, or $36.00 per share. This repurchase of Common Stock was consummated on October 4, 2016 and funded by cash on hand. As of November 7, 2016, approximately $40 million remains under the current share repurchase authorization from the Board of Directors.
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
Date: November 7, 2016

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