Form 10-Q
period 2017-03-31
SOTHEBYS
filed 2017-05-10
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
Commission File Number 1-9750

(Exact name of registrant as specified in its charter)

Delaware	38-2478409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1334 York Avenue New York, New York	10021
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 606-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were 52,671,363 outstanding shares of common stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues:
Agency commissions and fees	$99,493	$81,065
Inventory sales	71,377	6,794
Finance	12,767	14,755
Other	3,900	3,917
Total revenues	187,537	106,531
Expenses:
Agency direct costs	9,517	9,539
Cost of inventory sales	71,407	10,738
Cost of finance revenues	5,037	4,394
Marketing	5,911	5,013
Salaries and related	64,346	68,171
General and administrative	38,951	35,676
Depreciation and amortization	5,384	5,296
Voluntary separation incentive programs (net)	(162)	(307)
Total expenses	200,391	138,520
Operating loss	(12,854)	(31,989)
Interest income	257	396
Interest expense	(7,533)	(7,546)
Non-operating income	840	47
Loss before taxes	(19,290)	(39,092)
Income tax benefit	(7,292)	(12,786)
Equity in earnings of investees	667	396
Net loss	(11,331)	(25,910)
Less: Net loss attributable to noncontrolling interest	(6)	(26)
Net loss attributable to Sotheby's	$(11,325)	$(25,884)
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.21)	$(0.41)
Weighted average basic and diluted shares outstanding	53,016	63,022
Cash dividends declared per common share	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(11,331)	$(25,910)
Other comprehensive income (loss):
Currency translation adjustments	2,396	(2,626)
Cash flow hedges	838	(4,489)
Net investment hedges	(624)	—
Defined benefit pension plan	208	81
Total other comprehensive income (loss)	2,818	(7,034)
Comprehensive loss	(8,513)	(32,944)
Less: Comprehensive loss attributable to noncontrolling interests	(6)	(26)
Comprehensive loss attributable to Sotheby's	$(8,507)	$(32,918)

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	March 31, 2017	December 31, 2016	March 31, 2016

A S S E T S
Current assets:
Cash and cash equivalents	$514,857	$496,031	$414,018
Restricted cash	13,995	59,106	5,347
Accounts receivable, net of allowance for doubtful accounts of $7,658, $7,670, and $8,120	392,022	433,614	501,136
Notes receivable, net of allowance for credit losses of $1,275, $1,270, and $1,445	118,131	37,977	77,044
Inventory	150,762	159,043	205,475
Income tax receivables	7,975	6,475	29,671
Prepaid expenses and other current assets (see Note 10)	56,685	76,607	34,824
Total current assets	1,254,427	1,268,853	1,267,515
Notes receivable	560,716	651,159	566,065
Fixed assets, net of accumulated depreciation and amortization of $213,316, $209,196, and $205,494	346,231	347,182	350,775
Goodwill	50,097	50,029	47,848
Intangible assets (net)	12,900	13,393	13,952
Income tax receivables	323	686	624
Deferred income taxes	7,767	7,700	7,383
Other long-term assets (see Note 10)	184,535	165,424	159,835
Total assets	$2,416,996	$2,504,426	$2,413,997
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$532,288	$511,876	$350,475
Related party client payables (see Note 20)	—	—	54,712
Accounts payable and accrued liabilities	80,858	85,995	85,289
Accrued salaries and related costs	33,864	68,387	40,783
Current portion of York Property Mortgage (net)	6,711	6,629	6,409
Accrued income taxes	1,221	26,912	3,187
Other current liabilities (see Notes 8 and 9)	44,495	43,176	13,231
Total current liabilities	699,437	742,975	554,086
Credit facility borrowings	548,500	565,000	521,000
Long-term debt (net)	597,342	598,941	603,409
Accrued income taxes	17,582	16,600	15,555
Deferred income taxes	12,820	10,228	45,819
Other long-term liabilities (see Note 10)	50,935	65,080	55,061
Total liabilities	1,926,616	1,998,824	1,794,930
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $0.01 par value	708	703	703
Authorized shares — 200,000,000
Issued shares —70,819,004; 70,378,873; and 70,342,213
Outstanding shares —53,411,363; 52,971,232; and 59,552,965
Additional paid-in capital	437,338	444,611	435,507
Treasury stock shares, at cost — 17,407,641; 17,407,641; and 10,789,248	(509,885)	(509,885)	(304,508)
Retained earnings	649,578	660,347	560,351
Accumulated other comprehensive loss	(87,540)	(90,358)	(73,238)
Total shareholders’ equity	490,199	505,418	618,815
Noncontrolling interest	181	184	252
Total equity	490,380	505,602	619,067
Total liabilities and shareholders’ equity	$2,416,996	$2,504,426	$2,413,997
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Activities:
Net loss attributable to Sotheby's	$(11,325)	$(25,884)
Adjustments to reconcile net loss attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	5,384	5,296
Deferred income tax expense	12,910	9,990
Share-based payments	6,069	5,530
Net pension benefit	(1,204)	(1,253)
Inventory writedowns and bad debt provisions	3,359	4,766
Amortization of debt discount and issuance costs	414	381
Equity in earnings of investees	(667)	(396)
Other	164	127
Changes in assets and liabilities:
Accounts receivable	47,745	368,958
Client payables	11,146	(340,036)
Related party client payables (see Note 20)	—	(230,974)
Inventory	5,063	4,048
Changes in other operating assets and liabilities (see Note 11)	(96,558)	(103,791)
Net cash used by operating activities	(17,500)	(303,238)
Investing Activities:
Funding of notes receivable	(33,187)	(90,818)
Collections of notes receivable	46,104	169,148
Capital expenditures	(4,692)	(3,912)
Acquisitions, net of cash acquired (see Note 19)	—	(50,597)
Distributions from investees	1,700	—
Proceeds from the sale of equity investment	75	100
Settlement of net investment hedges (see Note 8)	29,210	—
Decrease in restricted cash	31,637	25,138
Net cash provided by investing activities	70,847	49,059
Financing Activities:
Debt issuance and other borrowing costs	(7)	—
Proceeds from credit facility borrowings	5,500	31,500
Repayments of credit facility borrowings	(22,000)	(52,000)
Repayments of York Property Mortgage	(1,932)	(1,815)
Increase in restricted cash related to York Property Mortgage (see Note 7)	(1,458)	—
Repurchases of common stock	—	(147,586)
Dividends paid	(2,367)	(1,743)
Funding of employee tax obligations upon the vesting of share-based payments	(13,587)	(4,589)
Net cash used by financing activities	(35,851)	(176,233)
Effect of exchange rate changes on cash and cash equivalents	1,330	(4,267)
Increase (decrease) in cash and cash equivalents	18,826	(434,679)
Cash and cash equivalents at beginning of period	496,031	848,697
Cash and cash equivalents at end of period	$514,857	$414,018
Supplemental information on non-cash investing and financing activities:
See Note 4 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See Note 8 for information regarding derivative financial instruments designated as net investment hedges.
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Accounting Principles—The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the management of Sotheby’s (or the "Company") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In our opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year (see Note 2). We urge you to read these Condensed Consolidated Financial Statements in conjunction with the information included in our 2016 Form 10-K filed with the SEC on February 27, 2017.
Principles of Consolidation—The unaudited Condensed Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture in which we have a controlling 80% ownership interest. The net income (loss) attributable to the minority owner of Sotheby's Beijing is reported as "Net Income (Loss) Attributable to Noncontrolling Interest" in our Condensed Consolidated Statements of Operations and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of our Condensed Consolidated Balance Sheets. Intercompany transactions and balances among our subsidiaries are eliminated in consolidation.
Equity investments through which we exercise significant influence over the investee, but do not control, are accounted for using the equity method. Under the equity method, our share of investee earnings or losses is recorded within Equity in Earnings of Investees in our Condensed Consolidated Statements of Operations. Our interest in the net assets of these equity method investees is recorded within Other Long-Term Assets on our Condensed Consolidated Balance Sheets. Our equity method investees include Acquavella Modern Art (see Note 22), a partnership through which a collection of fine art is being sold, and RM Sotheby's, an auction house for investment-quality automobiles.
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
Adoption of Accounting Standards Update ("ASU") 2016-09—In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for the related income tax consequences and certain classifications within the statement of cash flows. We adopted ASU 2016-09 on its effective date of January 1, 2017.
ASU 2016-09 requires that all excess tax benefits and deficiencies resulting from the vesting of share-based payments be recorded in the statement of operations, whereas previous guidance generally permitted such items to be recorded in the equity section of the balance sheet provided that an adequate level of previously recorded excess tax benefits existed. We adopted this aspect of ASU 2016-09 on a prospective basis beginning on January 1, 2017. The adoption of ASU 2016-09 and the vesting of certain share-based payments in the first quarter of 2017 resulted in the recording of a $2.6 million income tax benefit in our Condensed Consolidated Statements of Operations, which increased our effective income tax benefit rate for the period by approximately 14%. Under previous guidance, this income tax benefit would have been recorded as an increase to Additional Paid-In Capital on our Condensed Consolidated Balance Sheets.
ASU 2016-09 also changed how excess tax benefits resulting from the vesting of share-based payments are presented in the statement of cash flows. ASU 2016-09 requires that such excess tax benefits be classified within Operating Activities along with other income tax cash flows. Under previous guidance, excess tax benefits resulting from the vesting of share-based payments were presented as a cash inflow within Financing Activities and a corresponding cash outflow within Operating Activities. The adoption of ASU 2016-09 in the first quarter of 2017 resulted in the classification of $2.6 million of excess tax benefits within Operating Activities in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017. The retrospective adoption of ASU 2016-09 did not have an effect on our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 because no excess tax benefits were recorded in that period.
The adoption of the other aspects of ASU 2016-09 did not have a material impact on our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2017 and 2016.

Adoption of Other Recently Issued Accounting Standards—In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 on its effective date of January 1, 2017 did not have a material effect on our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2017 and 2016.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The adoption of ASU 2016-06 on its effective date of January 1, 2017 did not have a material effect on our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2017 and 2016.
2. Seasonality of Business
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 82% and 78% of our total annual Net Auction Sales for the years ended December 31, 2016 and 2015, respectively, with auction commission revenues comprising approximately 75% of our total revenues in each of those years. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.

___________________________________________________________________
1 Represents the total hammer (sale) price of property sold at auction.

3. Segment Reporting
Sotheby's is a global art and luxury business, offering our clients opportunities to connect with and transact in the world's most extraordinary objects. Auctioneers since 1744, today we offer a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions at our S|2 galleries, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong. Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby's Financial Services (or "SFS"). Thomas S. Smith, Sotheby's Chief Executive Officer, is our chief operating decision maker. Mr. Smith regularly evaluates financial information about each of our segments in deciding how to allocate resources and assess performance. The performance of each segment is measured based on segment income before taxes, which excludes the unallocated items highlighted in the reconciliation below.
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
SFS is an art financing company that operates as a niche lender with the ability to tailor attractive financing packages for clients who wish to obtain immediate access to liquidity from their art assets. SFS deploys a unique combination of art expertise, skill in international law and finance, and access to capital to provide art collectors and dealers with financing secured by their works of art, allowing them to unlock the value in their collections.
Art Agency, Partners (“AAP”), through which we offer art advisory services, provides clients strategic guidance on collection identity and development, acquisitions, and short and long-term planning. AAP was acquired on January 11, 2016 (see Note 19). Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business, brand licensing activities, the activities of Acquavella Modern Art (see Note 22), an equity investee, and sales of the remaining inventory of Noortman Master Paintings, an art dealer that was owned and operated by us from its acquisition in 2006 until its closure in December 2013.
The following table presents our segment information for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

Three Months Ended March 31, 2017	Agency	SFS	All Other	Reconciling items (a)		Total
Revenues	$168,419	$14,371	$6,351	$(1,604)		$187,537
Segment (loss) income before taxes	$(28,422)	$7,333	$2,466	$(667)	(b)	$(19,290)
Three Months Ended March 31, 2016
Revenues	$85,775	$16,480	$6,001	$(1,725)		$106,531
Segment (loss) income before taxes	$(50,292)	$10,265	$1,331	$(396)	(b)	$(39,092)

(a)
The reconciling items related to Revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(b)	The reconciling items related to segment loss before taxes are detailed in the table below.

The table below presents a reconciliation of segment (loss) income before taxes to consolidated loss before taxes for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Agency	$(28,422)	$(50,292)
SFS	7,333	10,265
All Other	2,466	1,331
Segment loss before taxes	(18,623)	(38,696)
Reconciling items:
Equity in earnings of investees (a):
RM Sotheby's	(158)	(317)
Acquavella Modern Art	(509)	(79)
Total equity in earnings of investees	(667)	(396)
Loss before taxes	$(19,290)	$(39,092)

(a)
For segment reporting purposes, our share of earnings related to equity investees is included as part of loss before taxes. However, such earnings are reported separately below loss before taxes in our Condensed Consolidated Statements of Operations. For the periods presented above, Agency segment results include equity earnings related to RM Sotheby's, and All Other includes equity earnings related to Acquavella Modern Art.

The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2017, December 31, 2016, and March 31, 2016 (in thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
Agency	$1,677,373	$1,759,670	$1,721,815
SFS	679,918	687,649	627,330
All Other	43,640	42,246	27,174
Total segment assets	2,400,931	2,489,565	2,376,319
Unallocated amounts:
Deferred tax assets and income tax receivable	16,065	14,861	37,678
Consolidated assets	$2,416,996	$2,504,426	$2,413,997
Substantially all of our capital expenditures for the three months ended March 31, 2017, the year ended December 31, 2016, and the three months ended March 31, 2016 were attributable to the Agency segment.

4. Receivables
Accounts Receivable (Net)—Through our Agency segment, we accept property on consignment and match sellers, also known as consignors, to buyers through the auction or private sale process. Following an auction or private sale, we invoice the buyer for the purchase price of the property (including our commission, as well as any applicable taxes and royalties), collect payment from the buyer, and remit to the consignor the net sale proceeds after deducting our commissions, expenses and applicable taxes and royalties.
Under our standard auction payment terms, the purchase price is due from the buyer no more than 30 days after the sale date, with the net proceeds due to the consignor 35 days from the sale date. For private sales, payment from the buyer is typically due on the sale date, with the net sale proceeds due to the consignor shortly thereafter. We also sometimes provide extended payment terms to an auction or private sale buyer. For auctions, the extent to which extended payment terms are provided can vary considerably from selling season to selling season. Extended payment terms typically extend the payment due date to a date that is no longer than one year from the sale date. In limited circumstances, the payment due date may be extended to a date that is beyond one year from the sale date. When providing extended payment terms, we attempt to match the timing of cash receipt from the buyer with the timing of our payment to the consignor, but are not always successful in doing so. All extended payment term arrangements are approved by management under our internal corporate governance policy.
In the limited circumstances when the buyer's payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms (i.e., we pay the consignor before receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable on our Condensed Consolidated Balance Sheets. As of March 31, 2017, December 31, 2016, and March 31, 2016, Notes Receivable within the Agency segment included $2.5 million, $7.5 million, and $23.9 million, respectively, of such balances that have been reclassified from Accounts Receivable. See discussion of Agency segment Notes Receivable below.
Under the standard terms and conditions of our auction and private sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at one of our future auctions or negotiate a private sale with us acting as their agent. In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of March 31, 2017, December 31, 2016, and March 31, 2016, Accounts Receivable (net) included $13.7 million, $90.1 million, and $141.1 million, respectively, related to situations when we paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of March 31, 2017, December 31, 2016, and March 31, 2016, Accounts Receivable (net) also included $23.2 million, $76.3 million, and $38.8 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
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
The lending activities of SFS are predominantly funded with borrowings drawn from a dedicated revolving credit facility. To a lesser extent, cash balances are also used to fund a portion of the loans made by SFS, as appropriate. See Note 7 for information related to the dedicated revolving credit facility for SFS.

As of March 31, 2017, December 31, 2016, and March 31, 2016, the net Notes Receivable balance of SFS was $666.5 million, $675.1 million, and $610.7 million, respectively. As of March 31, 2017, December 31, 2016, and March 31, 2016, the total net Notes Receivable balance of SFS included $85.5 million, $88.7 million, and $110.2 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the three months ended March 31, 2017 and 2016, SFS issued $1.7 million and $6.1 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2017 and 2016, such repayments totaled $4.9 million and $4.7 million, respectively.
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
We aim to mitigate the risk associated with a potential devaluation in our collateral by targeting a 50% loan-to-value ("LTV") ratio (i.e., the principal loan amount divided by the low auction estimate of the collateral). However, loans may also be made with LTV ratios between 51% and 60%, and, in rare circumstances, loans may be made at an initial LTV ratio higher than 60%. The revolving credit facility for SFS permits borrowings of up to 85% of the portion of any loan that does not exceed a 60% LTV ratio.
The LTV ratio of certain loans may increase above the 50% target due to a decrease in the low auction estimates of the collateral. The revaluation of term loan collateral is performed by our specialists on an annual basis or more frequently if there is a material change in the circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. We believe that the LTV ratio is a critical credit quality indicator for the secured loans made by SFS.
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of March 31, 2017, December 31, 2016, and March 31, 2016 (in thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
Secured loans	$666,456	$675,109	$610,658
Low auction estimate of collateral	$1,375,569	$1,405,856	$1,327,493
Aggregate LTV ratio	48%	48%	46%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of March 31, 2017, December 31, 2016, and March 31, 2016 (in thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
Secured loans with an LTV ratio above 50%	$273,895	$270,111	$268,348
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$481,711	$486,973	$490,103
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	57%	55%	55%

The table below provides other credit quality information regarding secured loans made by SFS as of March 31, 2017, December 31, 2016, and March 31, 2016 (in thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
Total secured loans	$666,456	$675,109	$610,658
Loans past due	$103,672	$90,508	$5,310
Loans more than 90 days past due	$88,430	$158	$1,328
Non-accrual loans	$160	$158	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,275	1,270	1,445
Total allowance for credit losses - secured loans	$1,275	$1,270	$1,445
We consider a loan to be past due when principal payments are not paid in accordance with the stated terms of the loan. As of March 31, 2017, $103.7 million of the net Notes Receivable balance was past due, of which $88.4 million was more than 90 days past due. The collateral securing these loans has a low auction estimate of approximately $194.6 million resulting in an LTV ratio of approximately 53%. We are continuing to accrue interest on virtually all past due loans. In consideration of loan payments and collateral sale proceeds received to date, as well as the value of the remaining collateral and our current collateral disposal plans, we believe that the principal and interest amounts owed for these past due loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to our determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of March 31, 2017 and December 31, 2016, there were $0.2 million of non-accrual loans outstanding. As of March 31, 2016, there were no non-accrual loans outstanding.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of March 31, 2017, December 31, 2016, and March 31, 2016, there were no impaired loans outstanding.
During the period January 1, 2017 to March 31, 2017, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2017	$1,270
Change in loan loss provision	5
Allowance for credit losses as of March 31, 2017	$1,275
As of March 31, 2017, unfunded commitments to extend additional credit through SFS were approximately $30.9 million.
Notes Receivable (Agency Segment)—We are obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on our Condensed Consolidated Balance Sheets within Notes Receivable (net). As of March 31, 2017, December 31, 2016, and March 31, 2016, there were $4 million, $1 million, and $2 million of auction guarantee advances outstanding, respectively. See Note 16 for additional information related to auction guarantees.

As discussed above, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, Notes Receivable (net) within the Agency segment included $2.5 million and $7.5 million, respectively, of such amounts reclassified from Accounts Receivable (net), against which we hold approximately $3.1 million of collateral. As of March 31, 2016, Notes Receivable (net) within the Agency segment included $23.9 million, against which we held $7 million of collateral. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2017 and 2016, such repayments totaled $0.6 million and $0.2 million, respectively.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of March 31, 2017, December 31, 2016, and March 31, 2016, such loans totaled $3.6 million, $3.8 million, and $4.2 million, respectively. We are no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, we sold our interest in an equity method investee for $4.3 million. The sale price was funded by an upfront cash payment of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan matures in December 2018, has a variable market rate of interest, and requires monthly payments during the loan term. As of March 31, 2017, December 31, 2016, and March 31, 2016, the carrying value of this loan was approximately $2.1 million, $2.1 million, and $2.4 million, respectively.

5. Goodwill and Intangible Assets
Goodwill—For the three months ended March 31, 2017 and 2016, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Agency	All Other	Total	Agency		All Other	Total
Beginning balance as of December 31	$43,878	$6,151	$50,029	$13,621		$—	$13,621
Goodwill acquired	—	—	—	34,225	(a)	—	34,225
Foreign currency exchange rate changes	68	—	68	2		—	2
Ending balance as of March 31	$43,946	$6,151	$50,097	$47,848		$—	$47,848

(a)
The goodwill acquired in the first quarter of 2016 relates to the acquisition of AAP (see Note 19). The attribution of the resulting goodwill between our segments was not completed until the second quarter of 2016.

Intangible Assets—As of March 31, 2017, December 31, 2016, and March 31, 2016, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	March 31, 2017	December 31, 2016	March 31, 2016
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - AAP (see Note 19)	8 years	10,800	10,800	11,000
Non-compete agreements - AAP (see Note 19)	6 years	3,060	3,060	3,100
Artworks database (b)	10 years	1,125	1,125	—
Total intangible assets subject to amortization		14,985	14,985	14,100
Accumulated amortization		(2,409)	(1,916)	(472)
Total amortizable intangible assets (net)		12,576	13,069	13,628
Total intangible assets (net)		$12,900	$13,393	$13,952

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)	Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in the third quarter of 2016.
For the three months ended March 31, 2017 and 2016, amortization expense related to intangible assets was approximately $0.5 million.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the March 31, 2017 balance sheet date are as follows (in thousands of dollars):

Period	Amount
April 2017 to March 2018	$1,972
April 2018 to March 2019	$1,972
April 2019 to March 2020	$1,972
April 2020 to March 2021	$1,972
April 2021 to March 2022	$1,845

6. Defined Benefit Pension Plan
We sponsor a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"). Effective April 1, 2004, participation in the U.K. Pension Plan was closed to new employees. On April 30, 2016, after the completion of a statutory consultation process, the U.K. Pension Plan was closed to accrual of future service costs for active participants, who became participants in a defined contribution plan.
For the three months ended March 31, 2017 and 2016, we recorded net credits related to the U.K. Pension Plan of ($1.2) million and ($1.3) million, respectively, consisting of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Service cost	$—	$864
Interest cost	1,938	2,604
Expected return on plan assets	(3,407)	(4,721)
Prior service cost	15	—
Amortization of actuarial loss	273	—
Amortization of prior service cost	(23)	—
Net pension credit	$(1,204)	$(1,253)
7. Debt
Revolving Credit Facilities—We are party to a credit agreement with an international syndicate of lenders, which provides for separate dedicated revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (the "Credit Agreement"). The maturity date of the Credit Agreement is August 22, 2020.
The Agency Credit Facility and the SFS Credit Facility are asset-based revolving credit facilities which may be used primarily for the working capital and other general corporate needs of each segment, including for the funding of SFS loans. The Credit Agreement allows the proceeds from borrowings under each of the revolving credit facilities to be transferred between the Agency segment and SFS.
The maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to SFS. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). The maturity date of the Incremental Facility is August 22, 2017 and may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.
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
The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 4), a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 4), and the fair value of certain of our trademarks. The borrowing base under the Incremental Facility is determined by a calculation that is based on a percentage of the carrying values of certain inventory and the fair value of certain of our trademarks. The borrowing base under the SFS Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying value of certain SFS loans (see Note 4) and the fair value of certain of our trademarks.

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
The Credit Agreement does not limit dividend payments and common stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2017.
Since August 2009, we have incurred aggregate fees of approximately $21.7 million in conjunction with the establishment of and subsequent amendments to the Credit Agreement. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement. As of March 31, 2017, $7.2 million of such unamortized fees are included within Other Long-Term Assets on our Condensed Consolidated Balance Sheets.
The following tables summarize information related to the Credit Agreement as of and for the periods ended March 31, 2017, December 31, 2016, and March 31, 2016 (in thousands of dollars):

As of and for the three months ended March 31, 2017	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$149,215		$562,856		$712,071
Borrowings outstanding	$—		$548,500		$548,500
Available borrowing capacity (a)	$149,215		$14,356		$163,571
Average borrowings outstanding	$—		$562,439		$562,439
Borrowing Costs:
Interest	$—	(b)	$4,318	(c)	$4,318
Fees	679	(b)	719	(c)	1,398
Total	$679		$5,037		$5,716

As of and for the year ended December 31, 2016	Agency Credit Facility	SFS Credit Facility	Total
Maximum borrowing capacity	$300,000	$1,035,000	$1,335,000
Borrowing base	$165,443	$569,021	$734,464
Borrowings outstanding	$—	$565,000	$565,000
Available borrowing capacity (a)	$165,443	$4,021	$169,464
Average borrowings outstanding	$—	$534,433	$534,433

As of and for the three months ended March 31, 2016	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$225,378		$529,920		$755,298
Borrowings outstanding	$—		$521,000		$521,000
Available borrowing capacity (a)	$225,378		$8,920		$234,298
Available borrowings outstanding	$—		$539,714		$539,714
Borrowing Costs:
Interest	$—	(b)	$3,673	(c)	$3,673
Fees	673	(b)	721	(c)	1,394
Total	$673		$4,394		$5,067

(a)	The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.

(b)
Borrowing costs related to the Agency Credit Facility, which include interest and fees, are reflected in our Condensed Consolidated Statements of Operations as Interest Expense. See the table below for additional information related to Interest Expense associated with the Agency Credit Facility.

(c)
Borrowing costs related to the SFS Credit Facility are reflected in our Condensed Consolidated Statements of Operations within Cost of Finance Revenues. For the three months ended March 31, 2017 and 2016, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 3.6% and 3.3%, respectively.

Long-Term Debt—As of March 31, 2017, December 31, 2016, and March 31, 2016, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
York Property Mortgage, net of unamortized debt issuance costs of $5,303, $5,555, and $6,313	$307,533	$309,212	$313,942
2022 Senior Notes, net of unamortized debt issuance costs of $3,480, $3,642, and $4,124	296,520	296,358	295,876
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010, $1,010, and $1,010	(6,711)	(6,629)	(6,409)
Total Long-Term Debt, net	$597,342	$598,941	$603,409
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

In connection with the York Property Mortgage, we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap effective as of July 1, 2015 and a five-year interest rate collar effective as of July 1, 2017. See Note 8 for additional information related to the interest rate protection agreements.
The York Property, the York Property Mortgage, and the related interest rate protection agreements are held by 1334 York, LLC (the "LLC"), a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our Condensed Consolidated Financial Statements. The LLC is the sole owner and lessor of the York Property. The LLC presently leases the York Property to Sotheby's, Inc., which is also controlled by Sotheby's. The assets of the LLC are not available to satisfy the obligations of our other affiliates or any other entity.
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

•
If our corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, our corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender for monthly debt service, insurance, and tax payments. The lender will retain any excess cash after debt service, insurance, and taxes as security (this excess is estimated to be $6 million annually). As of March 31, 2017, December 31, 2016, and March 31, 2016, the Cash Management Account had a balance of $6.1 million, $4.6 million, and $0.6 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, we are required to maintain a net worth of at least $425 million, subject to a cure period.
As of March 31, 2017, the fair value of the York Property Mortgage approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per ASC 820, Fair Value Measurements.
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
As of March 31, 2017, the $300 million principal amount of the 2022 Senior Notes had a fair value of approximately $301.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under the Credit Agreement, the York Property Mortgage, and the 2022 Senior Notes during the five-year period after March 31, 2017 are as follows (in thousands of dollars):

Period	Amount
April 2017 to March 2018	$35,492
April 2018 to March 2019	$36,589
April 2019 to March 2020	$36,600
April 2020 to March 2021	$585,110
April 2021 to March 2022	$36,623
In consideration of the interest rate protection agreements relating to the York Property Mortgage, the table above assumes that the annual interest rate through June 30, 2017 will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term.
Interest Expense—For the three months ended March 31, 2017 and 2016, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended
	March 31,
	2017	2016
Agency Credit Facility:
Amendment and arrangement fees	$288	$278
Commitment fees	391	395
Sub-total	679	673
York Property Mortgage	2,703	2,788
2022 Senior Notes	4,098	4,098
Other interest expense (credit)	53	(13)
Total Interest Expense	$7,533	$7,546
In the table above, Interest Expense related to the York Property Mortgage and the 2022 Senior Notes includes the amortization of debt issuance costs. Borrowing costs related to the SFS Credit Facility are reflected within Cost of Finance Revenues in our Condensed Consolidated Statements of Operations.

8. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of March 31, 2017, December 31, 2016, and March 31, 2016 (in thousands of dollars):

	Assets		Liabilities
March 31, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification		Fair Value
Cash Flow Hedges:
Interest rate swaps	Other Current Assets	$330	N/A		$—
Interest rate collar	N/A	—	Other Current Liabilities		1,315
Interest rate collar	N/A	—	Other Long-Term Liabilities		3,646
Total cash flow hedges		330		—	4,961
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	44	N/A		—
Total		$374			$4,961

	Assets		Liabilities
December 31, 2016	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swaps	Other Current Assets	$82	Other Current Liabilities	$163
Interest rate collar	N/A	—	Other Long-Term Liabilities	5,952
Total cash flow hedges		82		6,115
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	30,258	N/A	—
Total		$30,340		$6,115

	Assets		Liabilities
March 31, 2016	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	N/A	$—	Other Current Liabilities	$1,230
Interest rate collar	N/A	—	Other Long-Term Liabilities	13,163
Total cash flow hedges		—		14,393
Net Investment Hedges:
Foreign exchange contracts	N/A	—	N/A	—
Total		$—		$14,393
In the first quarter of 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $200.2 million and realized a gain of $29.2 million, which is reflected on our Condensed Consolidated Balance Sheets within Accumulated Other Comprehensive Loss.

The following tables summarize the effect of the derivative financial instruments designated as hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Loss	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Loss - Effective Portion
Three Months Ended March 31,	2017	2016		2017	2016
Cash Flow Hedges:
Interest rate swaps	$141	$(794)	Interest Expense	$85	$223
Interest rate collar	612	(3,918)	N/A	—	—
Total cash flow hedges	753	(4,712)		85	223
Net Investment Hedges:
Foreign exchange contracts	(624)	—	N/A	—	—
Total	$129	$(4,712)		$85	$223
See the captioned sections below for information related to derivative financial instruments designated as cash flow hedges or as net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. In connection with the York Property Mortgage, we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap and the Mortgage Collar each have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term. As of March 31, 2017, the notional value of the Mortgage Swap was $312.8 million and the notional value of the Collar was $310.3 million. The York Property, the York Property Mortgage, and the related interest rate protection agreements are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements. See Note 7 for additional information related to the York Property Mortgage.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of March 31, 2017, the notional value of the SFS Swap was $63 million. See Note 7 for additional information related to the SFS Credit Facility.
At their inception, the Mortgage Swap, the Mortgage Collar, and the SFS Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges is effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in our Condensed Consolidated Statements of Operations in the same period that interest expense related to the underlying debt instruments is recorded. Any hedge ineffectiveness is immediately recognized in Interest Expense. There was no hedge ineffectiveness related to the Cash Flow Hedges during the three months ended March 31, 2017 and 2016. Management performs a quarterly assessment to determine whether each of the Cash Flow Hedges continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments.

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
Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of March 31, 2017, the aggregate notional value of our outstanding net investment hedge contracts was $63.2 million, $49.7 million of which relates to contracts entered into in the first quarter of 2017.
We use the forward rate method to assess the effectiveness of our net investment hedges. Under the forward rate method, if both the notional amount of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the investor’s functional currency, then all changes in fair value of the derivative are reported in the cumulative translation adjustment accounts within Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets.
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
Derivative Financial Instruments Not Designated as Hedging Instruments—We also utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements arising from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. These instruments are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these instruments are recognized in our Condensed Consolidated Statements of Operations in Non-Operating Income.

As of March 31, 2017, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $215.4 million. Notional values do not quantify risk or represent our assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the three counterparties to our outstanding forward exchange contracts. We do not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings. As of March 31, 2017 and December 31, 2016, the aggregate fair value of these contracts represented liabilities of $0.3 million and $3.6 million, respectively, which were recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. As of March 31, 2016, the fair values of these contracts represented an asset of $0.6 million, which was recorded on our Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets.
9. Other Current Liabilities
In the second quarter of 2016, we sold an undivided legal and beneficial 50% ownership interest in a Fancy Vivid Pink Diamond (the "Pink Diamond"), weighing 59.60 carats, for $34.2 million in cash. As of March 31, 2017, the $68.4 million carrying value of the Pink Diamond was reflected on our Condensed Consolidated Balance Sheets within Inventory and the $34.2 million cash payment was recorded within Other Current Liabilities.
In the second quarter of 2017, we sold the Pink Diamond at auction for $71.2 million, resulting in a gain of $0.7 million after recognizing the associated Cost of Inventory Sales of $70.5 million, which includes amounts due to our partner in the Pink Diamond and other costs related to the sale. This sale will be recognized upon the transfer of title and the related risks and benefits of ownership to the buyer.
10 . Supplemental Condensed Consolidated Balance Sheet Information
As of March 31, 2017, December 31, 2016, and March 31, 2016, Prepaid Expenses and Other Current Assets consisted of the following (in thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
Prepaid expenses	$29,517	$20,436	$23,851
Derivative financial instruments (see Note 8)	374	30,340	813
Other (a)	26,794	25,831	10,160
Total Prepaid Expenses and Other Current Assets	$56,685	$76,607	$34,824

(a)	Other principally includes receivables related to insurance recoveries and, to a much lesser extent, other miscellaneous short-term assets.
In the first quarter of 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $200.2 million and realized a gain of $29.2 million, which is reflected on our Condensed Consolidated Balance Sheets within Accumulated Other Comprehensive Loss. See Note 8 for additional information related to derivative financial statements.

As of March 31, 2017, December 31, 2016, and March 31, 2016, Other Long-Term Assets consisted of the following (in thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
Defined benefit pension plan asset (see Note 6)	$81,341	$78,576	$66,300
Equity method investments	42,112	43,143	42,137
Trust assets related to deferred compensation liability	24,113	26,713	35,485
Restricted cash (a)	16,559	1,064	1,158
Other	20,410	15,928	14,755
Total Other Long-Term Assets	$184,535	$165,424	$159,835

(a)
As of March 31, 2017, restricted cash reflected within Other Long-Term Assets principally relates to $15.3 million of funds held in escrow pending the final settlement of a sale. As of December 31, 2016 and March 31, 2016, restricted cash reflected within Other Long-Term Assets primarily consists of segregated cash related to long-term lease arrangements.

As of March 31, 2017, December 31, 2016, and March 31, 2016, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
Deferred compensation liability	$23,340	$25,914	$34,795
Acquisition earn-out consideration (see Note 19)	17,500	26,250	—
Interest rate collar liability (see Note 8)	3,646	5,952	13,163
Other	6,449	6,964	7,103
Total Other Long-Term Liabilities	$50,935	$65,080	$55,061
11 . Supplemental Condensed Consolidated Cash Flow Information
For the three months ended March 31, 2017 and 2016, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows included the following (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
(Increase) decrease in:
Prepaid expenses and other current assets	$(6,362)	$(1,163)
Other long-term assets	(1,831)	2,364
Income tax receivables and deferred income tax assets	(14,597)	(26,377)
(Decrease) increase in:
Accrued income taxes and deferred income tax liabilities	(22,654)	(5,629)
Accounts payable and accrued liabilities and other liabilities	(51,114)	(72,986)
Total changes in other operating assets and liabilities	$(96,558)	$(103,791)
12. Shareholders' Equity and Dividends
Common Stock Repurchase Program—The following table provides information regarding our common stock repurchase program as of and for the three months ended March 31, 2017 and 2016 (in thousands, except for per share data):

	Three Months Ended
	March 31, 2017	March 31, 2016
Shares repurchased	—	6,525
Aggregate purchase price	$—	$154,508
Average price per share	$—	$23.68
As of March 31, 2017, the remaining authorization from the Board of Directors under our common stock repurchase program was $40.2 million. Subsequent to March 31, 2017 and through May 9, 2017, we repurchased 740,000 shares under our common stock repurchase program for $33.9 million ($45.86 per share) pursuant to a Rule 10b5-1 plan. As of May 9, 2017, $6.3 million remained under the current share repurchase authorization.
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
Special Dividend—On January 29, 2014, our Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. In conjunction with this special dividend, we accrued approximately $11 million for dividend equivalents owed on share-based payments to employees, which we charged to retained earnings. For the three months ended March 31, 2017 and 2016, approximately $2 million and $1.4 million, respectively, of such accrued dividend equivalents were paid upon the vesting of the underlying awards.

13. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss and the details regarding any reclassification adjustments made for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Currency Translation Adjustments
Balance at January 1	$(89,478)	$(52,279)
Other comprehensive income (loss) before reclassifications, net of tax of $586 and ($995)	2,625	(2,963)
Other comprehensive income (loss)	2,625	(2,963)
Balance at March 31	(86,853)	(55,242)
Cash Flow Hedges
Balance at January 1	(3,664)	(4,306)
Other comprehensive income (loss) before reclassifications, net of tax of $466 and ($2,920)	753	(4,712)
Reclassifications from other comprehensive income (loss), net of tax of $53 and $138	85	223
Other comprehensive income (loss)	838	(4,489)
Balance at March 31	(2,826)	(8,795)
Net Investment Hedges
Balance at January 1	16,618	—
Other comprehensive loss before reclassifications, net of tax of ($385) and $0	(624)	—
Other comprehensive loss	(624)	—
Balance at March 31	15,994	—
Defined Benefit Pension Plan
Balance at January 1	(13,834)	(9,619)
Currency translation adjustments	(229)	337
Net actuarial gain, net of tax of $0 and ($81)	—	81
Prior service cost amortization, net of tax of ($4) and $0	(19)	—
Actuarial loss amortization, net of tax of $46 and $0	227	—
Other comprehensive (loss) income	(21)	418
Balance at March 31	(13,855)	(9,201)
Total other comprehensive income (loss) attributable to Sotheby's	2,818	(7,034)
Accumulated comprehensive loss as of March 31	$(87,540)	$(73,238)

	Three Months Ended March 31,
	2017	2016
Cash Flow Hedges
Settlement of interest rate swaps	$138	$361
Tax effect	(53)	(138)
Reclassification adjustment, net of tax	85	223
Defined Benefit Pension Plan
Prior service cost amortization	$(23)	$—
Actuarial loss amortization	273	—
Pre-tax total	250	—
Tax effect	(42)	—
Reclassification adjustments, net of tax	208	—
Total reclassification adjustments, net of tax	$293	$223
14. Commitments and Contingencies
Compensation Arrangements—As of March 31, 2017, we had entered into compensation arrangements with certain senior employees, which expire at various points between October 26, 2017 and January 11, 2021. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $18.1 million as of March 31, 2017.
Guarantees of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions, we will pay the consignor on the contractual settlement date for property that has sold at auction, but has not yet been paid for by the purchaser. In the event that we are required to perform under our guarantee of collection, we would pay the net sale proceeds to the consignor, but would then take title to the property and have the right to pursue the defaulting purchaser and/or reoffer the property at a future sale. In certain limited circumstances, we may also have the right to recover the net sale proceeds from the consignor in the event of an ultimate purchaser default. As of March 31, 2017, we had an outstanding guarantee of collection relating to property with pre-sale estimates of $5 million to $7 million that will be offered at auction in the second quarter of 2017.
Tax Contingencies—We are subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between us and our clients. The application of these laws and regulations to our unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. We are generally not responsible for these indirect tax liabilities unless we fail to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose us to claims from tax authorities and could require us to record a liability and corresponding charge to General and Administrative Expenses.
Legal Contingencies—We become involved in various claims and lawsuits incidental to the ordinary course of our business. We are required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The determination of the amount of any losses to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. While the impact of any one or more legal claims or proceedings could be material to our operating results in any period, we do not believe that the outcome of any of these pending claims or proceedings, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition.
See Note 4 for information related to unfunded commitments to extend additional credit through SFS. See Note 7 for information related to debt commitments. See Note 15 for information related to income tax contingencies. See Note 16 for information related to auction guarantees. See Note 19 for information related to our commitment to make earn-out payments to the former principals of AAP.

15. Uncertain Tax Positions
As of March 31, 2017, our liability for unrecognized tax benefits, excluding interest and penalties, was $19.4 million, representing a net decrease of $0.1 million when compared to a liability of $19.5 million as of December 31, 2016. This net decrease is primarily the result of the expiration of a statute of limitations for certain tax years and the favorable settlement of tax audits, partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters. As of March 31, 2016, the liability for unrecognized tax benefits, excluding interest and penalties, was $19 million.
As of March 31, 2017, December 31, 2016, and March 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate was $9.4 million, $9.3 million, and $12.4 million, respectively. We believe it is reasonably possible that a decrease of $9.9 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2017 balance sheet date as a result of the expiration of statutes of limitations and the settlement of ongoing tax audits.
We are subject to taxation in the U.S., as well as in various U.S. state and foreign jurisdictions. As a result, we are subject to tax audits in these jurisdictions. We are currently under examination by various U.S. state and foreign taxing authorities. The earliest open tax year for the major jurisdictions in which we do business, which includes the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2009.
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Benefit. The accrual for such interest and penalties increased by $0.3 million for the three months ended March 31, 2017.
Our policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in our Condensed Consolidated Statements of Operations. Penalties related to such taxes are recorded as General and Administrative Expenses in its Condensed Consolidated Statements of Operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Benefit in our Condensed Consolidated Statements of Operations.

16. Auction Guarantees
From time-to-time in the ordinary course of our business, we will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). If the property offered under the auction guarantee sells above the minimum guaranteed price, we are generally entitled to a share of the excess proceeds (the "overage"). In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee (the "shortfall"). The amount of any shortfall recorded in our Condensed Consolidated Statements of Operations is reduced by any auction commissions earned on property sold under the auction guarantee. If any item of property offered under the auction guarantee does not sell, the amount of the auction guarantee must be paid, but we take ownership of the unsold property and may recover the amount paid through its future sale. In certain limited situations, if the guaranteed property fails to sell at auction or if the purchaser defaults, the consignor has the right to cancel the auction guarantee and retain the property. Depending on the mix of items subject to an auction guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
In situations when an item of guaranteed property does not sell and we take ownership of the property, it is recorded as Inventory on our Condensed Consolidated Balance Sheets at the lower of its cost (i.e., the amount paid under the auction guarantee) or our estimate of the property's net realizable value (i.e., the expected sale price upon its eventual disposition). The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of property acquired as a result of failed auction guarantees is inherently subjective and its realizable value often fluctuates over time. Accordingly, the proceeds ultimately realized on the sale of previously guaranteed property may equal, exceed, or be less than the estimated net realizable value recorded as Inventory on our Condensed Consolidated Balance Sheets.
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
As of March 31, 2017, we had outstanding auction guarantees totaling $103.1 million. Our financial exposure under these auction guarantees is reduced by irrevocable bids totaling $39.6 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions during the second quarter of 2017.
We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of March 31, 2017, there were $4 million in auction guarantee advances outstanding. As of March 31, 2017, December 31, 2016 and March 31, 2016, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $3.7 million, $0.6 million, and $0.7 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets.

As of May 9, 2017, we had outstanding auction guarantees totaling $266 million and, as of that date, our financial exposure was reduced by irrevocable bids totaling $177.7 million. Each of the auction guarantees outstanding as of May 9, 2017, had a minimum guaranteed price that was within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the second quarter of 2017. As of May 9, 2017, we have advanced $42.6 million of the total guaranteed amount.
17. Share-Based Payments
Share-Based Payments—Share-based payments made to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted stock shares, and stock options. Share-based payments are also made to members of our Board of Directors through the issuance of deferred stock units. A description of each of these share-based payments is provided below.
For the three months ended March 31, 2017 and 2016, compensation expense for share-based payments made to employees was reflected in the following accounts in our Condensed Consolidated Statements of Operations (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Salaries and related costs	$6,069	$5,837
Voluntary separation incentive programs	—	(306)
Total share-based payment expense (pre-tax)	$6,069	$5,531
Total share-based payment expense (after-tax)	$4,057	$3,801
For the three months ended March 31, 2016, our Condensed Consolidated Statements of Operations include a credit of ($0.3) million related to the voluntary separation incentive programs enacted in the fourth quarter of 2015. This credit was the result of changes in our estimate of the number of performance-based stock units held by program participants that were expected to vest.
As discussed in Note 1, on January 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all excess tax benefits and deficiencies resulting from the vesting of share-based payments be recorded in the statement of operations, whereas previous guidance generally permitted such items to be recorded in the equity section of the balance sheet provided that an adequate level of previously recorded excess tax benefits existed. This aspect of ASU 2016-09 was adopted on a prospective basis.
For the three months ended March 31, 2017, we recognized a $2.6 million excess tax benefit related to share-based payment arrangements in our Condensed Consolidated Statements of Operations. This tax benefit represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
For the three months ended March 31, 2016, we recognized a ($1.3) million tax shortfall related to share-based payment arrangements. This tax shortfall represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period was less than the tax benefit initially recognized in our Condensed Consolidated Financial Statements. As discussed above, prior to the adoption of ASU 2016-09 on January 1, 2017, such tax shortfalls were accounted for as a reduction to previously recorded excess tax benefits related to share-based payments within Additional Paid-in Capital on our Condensed Consolidated Balance Sheets.
As of March 31, 2017, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $41.1 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.6 years. We do not capitalize any compensation expense related to share-based payments to employees.
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
Performance Share Units (or "PSU's") are RSU's that generally vest over three or four-year service periods, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain return on invested capital ("ROIC") targets (for awards granted beginning in 2016). Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's at the same rate as dividends are paid on our common stock (if and when such dividends are paid), but are only paid for PSU's that vest and become shares of our common stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
In the first quarter of 2017, the Compensation Committee approved share-based payment awards with a total grant date fair value of $30.2 million, as follows:

•
369,897 PSU's with a grant date fair value of $14.6 million and a single vesting opportunity after a three-year service period. These PSU's provide the recipient with an opportunity to vest in incremental PSU's of up to 100% of the initial units awarded subject to the achievement of certain ROIC targets, for a total maximum vesting opportunity of 200% of the initial award. The maximum number of shares of common stock that may be payable with respect to these awards is 739,794.

•	391,324 RSU's with a grant date fair value of $15.6 million and annual vesting opportunities over a three-year service period.
Summary of Outstanding Share-Based Payment Awards—For the three months ended March 31, 2017, changes to the number of outstanding RSU’s, PSU’s, and Restricted Stock shares were as follows (shares in thousands):

	Restricted Stock Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,235	$36.40
Granted	761	$39.72
Vested	(757)	$39.05
Canceled	(58)	$42.86
Outstanding at March 31, 2017	2,181	$36.47
As of March 31, 2017, 2.2 million shares were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the three months ended March 31, 2017 and 2016 was $36 million and $13.7 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan are exercisable into authorized, but unissued shares of our common stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of March 31, 2017, 104,100 shares of our common stock were available for the issuance of stock options under the Stock Option Plan. As of March 31, 2017, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 2.9 years, and an aggregate intrinsic value of $1.2 million. No stock options were exercised or granted during the three months ended March 31, 2017 and 2016.

Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three months ended March 31, 2017 and 2016, we recognized $0.2 million within General and Administrative Expenses in our Condensed Consolidated Statements of Operations related to common stock shares awarded under the Directors Stock Plan. As of March 31, 2017, 154,591 deferred stock units were outstanding under the Directors Stock Plan and 130,605 units were available for future issuance.
18. Loss Per Share
Basic loss per share—Basic loss per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Our participating securities include unvested restricted stock units and unvested restricted stock shares held by employees, both of which have non-forfeitable rights to dividends. See Note 17 for information on our share-based payment programs.
Diluted loss per share—Diluted loss per share attributable to Sotheby's common shareholders is computed in a similar manner to basic loss per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Our potential common shares include unvested performance share units held by employees, incremental common shares issuable upon the exercise of employee stock options, and deferred stock units held by members of our Board of Directors. See Note 17 for information on our share-based payment programs.
For the three months ended March 31, 2017 and 2016, 2.4 million and 2.6 million potential common shares related to share-based payment awards were excluded from the computation of diluted loss per share because their inclusion in the computation would be anti-dilutive in a loss period.
The table below summarizes the computation of basic and diluted loss per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,

	2017	2016
Numerator:
Net loss attributable to Sotheby’s	$(11,325)	$(25,884)
Less: Net income attributable to participating securities	—	—
Net loss attributable to Sotheby’s common shareholders	$(11,325)	$(25,884)
Denominator:
Weighted average common shares outstanding	53,016	63,022
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.21)	$(0.41)
The decrease in weighted average common outstanding between the two reporting periods is due to common stock repurchases made throughout 2016. See Note 12 for additional information on our share repurchase program.

19. Acquisition of Art Agency, Partners
On January 11, 2016, we acquired Art Agency, Partners, a firm that provides a range of art-related services, in exchange for initial cash consideration of $50 million and future earn-out payments of up to $35 million, as discussed in more detail below. The purpose of this acquisition is to grow auction and private sale revenues by enhancing our relationships with art collectors and by improving our position in the fine art market, particularly in Impressionist, Modern and Contemporary Art. Also, as a result of this acquisition, we have added a new revenue stream by integrating AAP's existing art advisory business, providing a new avenue for growth. The purchase agreement governing the acquisition of AAP includes non-competition and non-solicitation covenants that continue in effect until January 2021. In connection with this acquisition, each of the former principals of AAP also entered into a five-year employment agreement that extends through January 2021. Each employment agreement also includes non-competition and non-solicitation covenants that continue in effect for 12 months following the end of employment.
As indicated above, in connection with the acquisition of AAP, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") was to be measured at the end of each calendar year during the four-year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015. Amounts owed pursuant to the earn-out arrangement are compensation for accounting purposes and were expensed to Salaries and Related Costs in our Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2016, we recognized $2.2 million of compensation expense associated with the AAP earn-out arrangement based on our initial estimate of progress against the Target. For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement based on our assessment of performance against the Target during the initial annual period. The achievement of the entire $35 million earn-out reflects our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during that period. The $35 million owed under the earn-out arrangement is being paid in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020. The portion of the accrued liability due in the first quarter of 2018 ($8.75 million) is recorded within Accrued Salaries and Related Costs on our Condensed Consolidated Balance Sheets, and the remaining liability ($17.5 million) is recorded within Other Long-Term Liabilities. See Note 10.
The table below summarizes the allocation of the total purchase price paid for AAP to the assets acquired and liabilities assumed (in thousands of dollars):

Purchase price:
Initial cash consideration	$50,000
Working capital adjustment	1,189
Total purchase price	$51,189
Allocation of purchase price:
Net working capital acquired	$1,572
Fixed assets and other long-term assets	173
Goodwill (see Note 5)	34,490
Intangible assets - customer relationships (see Note 5)	10,800
Intangible assets - non-compete agreements (see Note 5)	3,060
Deferred tax assets	1,094
Total purchase price	$51,189
Upon completion of the purchase price allocation in the second quarter of 2016, $28.3 million of the resulting goodwill was allocated to the Agency segment and $6.2 million was allocated to the acquired art advisory business, which is reported within All Other for segment reporting purposes. The goodwill is tax deductible over a period of 15 years.
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
20. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales brokered by Sotheby's. For the three months ended March 31, 2017 and 2016, we recognized Agency Commissions and Fees of $3.6 million and $0.5 million, respectively, related to property sold or purchased by related parties. As of March 31, 2017 and 2016, amounts owed to related party consignors totaled $9.2 million and $54.7 million, respectively.
21. Recent Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. ASU 2014-09 can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. We have identified all material contract types and are in the process of evaluating the impact of adopting ASU 2014-09. We expect to quantify and disclose the expected impact, if any, of adopting ASU 2014-09, in our Form 10-Q for the period ended September 30, 2017. Based on our progress to date, we do not expect the adoption of ASU 2014-09 to have a material impact on the timing of our revenue recognition. However, based on our preliminary conclusions, we anticipate a change in the classification of certain ancillary revenue streams currently recorded on a net basis in our income statement.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 will be effective for us beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. We are currently assessing the potential impact of adopting ASU 2016-01 on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for us beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2016-02 on our financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for us beginning on January 1, 2020. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2016-13 on our financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which updates guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. ASU 2016-15 is intended to reduce the existing diversity in practice and is effective for us beginning on January 1, 2018. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2016-15 on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for us beginning on January 1, 2018. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2016-18 on our financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which amends the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for us beginning on January 1, 2018 and must be applied prospectively on or after the effective date. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. ASU 2017-04 is effective for us beginning on January 1, 2020. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to disaggregate the current service cost component from the other components of net pension cost (the "other components") to be included in compensation costs in the income statement and present the other components elsewhere in the income statement and outside of income from operations, if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07 is effective for us beginning on January 1, 2018. The adoption of ASU 2017-07 will result in the recording of the expected return on plan assets and the amortization of actuarial losses related to the U.K. Pension Plan outside of operating income. Currently, these components of net pension cost (credit) are recorded within Salaries and Related Costs. See Note 6.
22. Subsequent Event
We are party to a partnership agreement with Acquavella Contemporary Art, Inc. ("ACA") governing Acquavella Modern Art (“AMA”), a partnership through which a collection of fine art is being sold. On April 27, 2017, the AMA partnership agreement was amended to extend the term of the partnership to May 1, 2022. The original term of the AMA partnership agreement was due to expire in 2000, but has generally been renewed on an annual basis since then. The amendment also removes the right of the successors-in-interest to ACA to require us to purchase ACA’s interest in AMA at a price equal to the fair market value of such interest upon the death of the majority shareholder of ACA.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") should be read in conjunction with Note 3 ("Segment Reporting") of Notes to Condensed Consolidated Financial Statements.
Sotheby's Business
Sotheby's is a global art and luxury business, offering our clients opportunities to connect with and transact in the world's most extraordinary objects. Auctioneers since 1744, today we offer a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions at our S|2 galleries, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
As successor to a business that began in 1744, Sotheby's is the oldest company listed on the New York Stock Exchange (symbol: BID) and is the only publicly traded investment opportunity in the art market. Sotheby's is incorporated in Delaware.
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
The global art market is influenced over time by the overall strength and stability of the global economy, the financial markets of various countries, geopolitical conditions, and world events, all of which may impact the willingness of potential buyers and sellers to purchase and sell art. Our ability to source high quality and valuable property for consignment is also highly dependent on the meaningful institutional and personal relationships we have with our clients, which sometimes span generations. As these relationships develop over time, we provide our clients with strategic guidance on collection identity, development and acquisition, and then help them navigate the financial, logistical and personal considerations involved with deciding to sell their valued artworks. A client's decision to sell their art may be part of their long-term financial planning process or could occur suddenly as a result of a sudden change in circumstances. Over time, the principal reasons that art collectors sell have become known as the "four D's": (i) Death; (ii) Debt; (iii) Divorce; and (iv) Discretion (e.g., change in collecting preferences, redecorating a residence, and market strength). These reasons each represent a potential opportunity for consignment, but the timing of when they may arise is unpredictable and not within our control, and may lead to significant variability in our revenues from period to period. As a result, it is difficult to predict with any certainty the supply of high quality and valuable property available for consignment in advance of peak selling seasons.
Competition in the global art market is intense. Artworks are sold primarily through the major auction houses, numerous art dealers, smaller auction houses, and also directly between private collectors. In recent years, a growing number of art dealers and private collectors now buy and sell artworks at art fairs such as the The European Fine Art Fair (TEFAF), Art Basel, and the Frieze art fairs. A fundamental challenge facing any auctioneer or art dealer is the sourcing of high quality and valuable property for sale either as agent or as principal. Our primary competitor in the global art market is Christie's, a privately owned auction house. To a lesser extent, we also face competition from a variety of art dealers across all collecting categories, as well as smaller auction houses such as Bonhams and Phillips and certain regional auction houses. In the Chinese art market, we compete with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd. and Beijing Hanhai Auction Co. Ltd.
In response to the competitive environment, we may offer consignors a variety of financial incentives such as auction commission sharing arrangements and auction guarantees as a means to secure high-value consignments. Although these incentives may lead to a higher level of auction consignments, they adversely impact auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the risk of a decline in auction commission margins, from time-to-time, we adjust our commission rate structures. In addition, we may reduce our financial exposure under auction guarantees through contractual risk and reward sharing arrangements such as irrevocable bids under which a counterparty commits to bid a predetermined price on the guaranteed property. However, we could be exposed to losses in the event any of its counterparties do not perform according to the terms of these contractual arrangements.

As noted above, we are a service business in which the ability of our employees to source high-value works of art and develop and maintain relationships with potential sellers and buyers of art is essential to our success. Our business is highly dependent upon attracting and retaining qualified personnel and employee compensation is our most substantial operating expense. We also incur significant costs to promote and conduct our auctions, as well as general and administrative expenses to support our global operations. While a large portion of our expenses are fixed, certain categories of expense are variable. For example, sale marketing costs are dependent upon the volume of auction activity and certain elements of employee compensation are a function of our financial performance.
Seasonality
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 82% and 78% of our total annual Net Auction Sales in 2016 and 2015, respectively, with auction commission revenues comprising approximately 75% of our total revenues in each of those years. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
In quarterly reporting periods, the comparison of our results between reporting periods can be significantly influenced by a number of factors, such as changes in the timing of when certain auctions occur, the level of non-recurring single-owner auction sale events, the level and timing of individually negotiated private sale transactions, and changes in certain accounting estimates that rely upon forecasted results such as variable incentive and share-based compensation expense and our estimated annual effective income tax rate. Accordingly, when evaluating our performance, we believe that investors should also consider results for rolling six and twelve month periods, which better reflect the business cycle of the global art auction market.
Business and Industry Trends
Following a period of expansion that began in late-2009 and lasted until the fourth quarter of 2015, the global art market entered a period of lower sales, particularly in the Impressionist, Modern and Contemporary Art collecting categories. However, even during this period of lower sales, collectors have continued to purchase top quality works of art for strong prices. We have also recently seen encouraging sell-through rates and a greater proportion of sales exceeding their pre-sale low estimates. This is best demonstrated by the 7% increase in Net Auction Sales for the quarter ended March 31, 2017, after excluding the impact of changes in foreign currency exchange rates, when compared to the prior year. We have also continued to see an improvement in Auction Commission Margin, with increases in each of the last five quarterly reporting periods, relative to the same periods in the prior year.
Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, we reported a net loss of ($11.3) million, representing a $14.6 million (56%) improvement when compared to the same period in the prior year. After excluding certain charges in the prior year period, Adjusted Net Loss* improved $9.6 million (46%) from ($21) million to ($11.4) million.
The improvement in first quarter Adjusted Net Loss* is principally due to an $18.4 million (23%) increase in Agency commissions and fees, reflecting continued improvement in Auction Commission Margin (from 15.4% to 18.0%) and a higher level of private sale commissions. The comparison of Adjusted Net Loss* to the prior year is also favorably influenced by a $2.6 million discrete tax benefit recorded in the first quarter of 2017 related to share-based payments vesting in the period (see "Income Tax Benefit" below). The overall improvement in first quarter Adjusted Net Loss* is partially offset by a $2 million (13%) decrease in revenues from SFS, reflecting a lower level of facility and collateral release fees, and a higher level of certain compensation and general and administrative expenses.
_______________________________________
1 Represents the total hammer (sale) price of property sold at auction.

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

The following table presents a summary of our consolidated results of operations and related statistical metrics for the three months ended March 31, 2017 and 2016, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended March 31,	2017	2016	$/%	%
Revenues:
Agency commissions and fees	$99,493	$81,065	$18,428	23%
Inventory sales	71,377	6,794	64,583	*
Finance	12,767	14,755	(1,988)	(13%)
Other	3,900	3,917	(17)	—%
Total revenues	187,537	106,531	81,006	76%
Expenses:
Agency direct costs	9,517	9,539	(22)	—%
Cost of inventory sales	71,407	10,738	60,669	*
Cost of finance revenues	5,037	4,394	643	15%
Marketing	5,911	5,013	898	18%
Salaries and related	64,346	68,171	(3,825)	(6%)
General and administrative	38,951	35,676	3,275	9%
Depreciation and amortization	5,384	5,296	88	2%
Voluntary separation incentive programs (net)	(162)	(307)	145	47%
Total expenses	200,391	138,520	61,871	45%
Operating loss	(12,854)	(31,989)	19,135	60%
Net interest expense (a)	(7,276)	(7,150)	(126)	(2%)
Non-operating income	840	47	793	*
Loss before taxes	(19,290)	(39,092)	19,802	51%
Income tax benefit	(7,292)	(12,786)	(5,494)	(43%)
Equity in earnings of investees	667	396	271	68%
Net loss	(11,331)	(25,910)	14,579	56%
Less: Net loss attributable to noncontrolling interest	(6)	(26)	20	77%
Net loss attributable to Sotheby's	$(11,325)	$(25,884)	$14,559	56%
Diluted loss per share - Sotheby’s common shareholders	$(0.21)	$(0.41)	$0.20	49%
Statistical Metrics:
Aggregate Auction Sales (b)	$567,290	$585,392	$(18,102)	(3%)
Net Auction Sales (c)	$474,903	$491,176	$(16,273)	(3%)
Private Sales (d)	$144,783	$103,047	$41,736	41%
Consolidated Sales (e)	$783,450	$695,233	$88,217	13%
Effective income tax benefit rate	(37.8%)	(32.7%)	(5.1%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (f)	$124,109	$115,394	$8,715	8%
Adjusted Operating Loss (f)	$(13,016)	$(23,995)	$10,979	46%
Adjusted Net Loss (f)	$(11,424)	$(21,004)	$9,580	46%
Adjusted Diluted Loss Per Share (f)	$(0.21)	$(0.33)	$0.12	36%

Legend:
*	Represents a variance in excess of 100%.
(a)	Represents interest expense less interest income.
(b)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium.
(c)	Represents the total hammer (sale) price of property sold at auction.
(d)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(f)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Separate discussions of Agency segment and SFS results for the three months ended March 31, 2017 and 2016, as well as a discussion of the significant fluctuations in our indirect expenses between these periods, are presented in the titled sections below.
Outlook
Based on sales activity to date in 2017 and consignment levels for our upcoming auctions of Impressionist, Modern, and Contemporary Art in New York, the markets in which we operate are beginning to show signs of strengthening. However, despite this and our continued focus on auction commission margins and private sales, the comparison of second quarter 2017 results to the prior year will be challenging due to extraordinarily strong sale results in last year’s Hong Kong and Geneva sales. With respect to expenses, in 2017, we expect an increase in Adjusted Expenses* when compared to 2016 as we continue to make investments in digital marketing and other initiatives that we expect will drive future growth. (See statement on Forward Looking Statements.)

Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks acquired principally as a consequence of the auction process.
For the three months ended March 31, 2017, Agency segment loss before taxes decreased $21.9 million (43%), when compared to the prior year. After excluding certain charges in the prior year period, Adjusted Agency Segment Loss Before Taxes* improved $14.5 million (34%) due to a higher level of auction and private sale commissions, as well as better performance from our portfolio of auction guarantees and an improvement in inventory activities. The higher level of auction commission revenues is principally due to an improvement in Auction Commission Margin from 15.4% to 18.0%.
The following table presents a summary of Agency segment loss before taxes and related statistical metrics, in thousands of dollars, for the three months ended March 31, 2017 and 2016. A detailed discussion of the significant factors impacting the comparison of Agency segment results between the current and prior year periods is presented below the table.

_______________________________

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

			Variance
Three Months Ended March 31,	2017	2016	$ / %	%
Revenues:
Agency commissions and fees:
Auction commissions	$85,298	$75,734	$9,564	13%
Private sale commissions	13,062	8,220	4,842	59%
Other Agency commissions and fees (net) (a)	1,133	(2,889)	4,022	N/A
Total Agency commissions and fees	99,493	81,065	18,428	23%
Inventory sales	68,926	4,710	64,216	*
Total Agency segment revenues	168,419	85,775	82,644	96%
Expenses:
Agency direct costs:
Auction direct costs	8,602	8,694	(92)	(1%)
Private sale expenses	915	845	70	8%
Intersegment costs (b)	1,604	1,725	(121)	(7%)
Total Agency direct costs	11,121	11,264	(143)	(1%)
Cost of inventory sales	69,639	8,964	60,675	*
Marketing	5,798	4,925	873	18%
Salaries and related	61,931	64,987	(3,056)	(5%)
General and administrative	37,343	34,418	2,925	8%
Depreciation and amortization	5,137	5,179	(42)	(1%)
Voluntary separation incentive programs (net)	(148)	(313)	165	53%
Total Agency segment expenses	190,821	129,424	61,397	47%
Agency segment operating loss	(22,402)	(43,649)	21,247	49%
Net interest expense (c)	(6,915)	(7,020)	105	1%
Non-operating income	737	60	677	*
Equity in earnings of investees	158	317	(159)	(50%)
Agency segment loss before taxes	$(28,422)	$(50,292)	$21,870	43%
Statistical Metrics:
Aggregate Auction Sales (d)	$567,290	$585,392	$(18,102)	(3%)
Net Auction Sales (e)	$474,903	$491,176	$(16,273)	(3%)
Items sold at auction with a hammer (sale) price greater than $1 million	73	61	12	20%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$341,721	$245,429	$96,292	39%
Items sold at auction with a hammer (sale) price greater than $3 million	30	17	13	76%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$268,732	$175,834	$92,898	53%
Auction Commission Margin (f)	18.0%	15.4%	2.6%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.81%	1.77%	0.04%	N/A
Private Sales (g)	$144,783	$103,047	$41,736	41%
Non-GAAP Financial Measures:
Adjusted Agency Segment Loss Before Taxes (h)	$(28,570)	$(43,026)	$14,456	(34%)

Legend:
*	Represents a change in excess of 100%.
(a)
Other Agency commissions and fees (net) includes: (i) our share of overage or shortfall related to guaranteed property offered or sold at auction; (ii) commissions and other fees earned on sales of art brokered by third parties; (iii) fees charged to consignors for property withdrawn prior to auction; (iv) fees charged for catalogue production and property management; (v) catalogue subscription revenues; and (vi) advertising revenues.

(b)
Represents amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(c)	Represents interest expense less interest income.
(d)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium.
(e)	Represents the total hammer (sale) price of property sold at auction.
(f)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(g)	Represents the total purchase price of property sold in private sales that we brokered, including our commissions.
(h)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Auction Commission Revenue—In our role as auctioneer, we accept property on consignment and match sellers to buyers through the auction process. As compensation for our auction services, we earn a commission from both the buyer ("buyer’s premium") and, to a lesser extent, the seller ("seller’s commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of Net Auction Sales. Auction commission revenues are recorded net of commissions owed to third parties, which are principally the result of situations when the buyer's premium is shared with a consignor or with the counterparty in an auction guarantee risk and reward sharing arrangement. Additionally, in certain situations, auction commissions are shared with third parties who introduce us to consignors who sell property at auction or otherwise facilitate the sale of property at auction.
For the three months ended March 31, 2017, auction commission revenue increased $9.6 million (13%), when compared to the prior year, principally due to an improvement in Auction Commission Margin from 15.4% to 18.0%, partially offset by a $16.3 million (3%) decrease in Net Auction Sales. The comparison to the prior year is significantly impacted by unfavorable changes in foreign currency exchange rates, which reduced auction commission revenues by $8 million. Excluding the impact of changes in foreign currency exchange rates, auction commission revenues increased by $17.6 million (23%) when compared to the prior year. See below for a discussion of Net Auction Sales and Auction Commission Margin.

Net Auction Sales—The table below presents a summary of Net Auction Sales for the three months ended March 31, 2017 and 2016, as well as a comparison between the current and prior year periods (in millions of dollars):

			Variance
Three Months Ended March 31,	2017	2016	$	%
Impressionist and Modern Art	$204.8	$160.4	$44.4	28%
Contemporary Art	183.2	143.1	40.1	28%
Old Master and British Paintings and Drawings	33.2	84.6	(51.4)	(61%)
Asian Art	32.3	33.8	(1.5)	(4%)
Jewelry, Wine and Watches	18.4	13.4	5.0	37%
Other fine art, decorative art, and collectibles	54.9	55.9	(1.0)	(2%)
Sub-total	526.8	491.2	35.6	7%
Impact of foreign currency exchange rate changes	(51.9)	N/A	(51.9)	N/A
Total	$474.9	$491.2	$(16.3)	(3%)
For the three months ended March 31, 2017, Net Auction Sales decreased $16.3 million (3%), when compared to the prior year. However, the comparison of first quarter Net Auction Sales to the prior year is significantly influenced by changes in foreign currency exchange rates, which reduced the current year total by $51.9 million. Excluding the impact of changes in foreign currency exchange rates, Net Auction Sales increased $35.6 million (7%), when compared to the prior year, largely due to our winter sales of Impressionist, Modern and Contemporary Art in London, which increased by $60 million (24%). However, the comparison of first quarter Net Auction Sales to the prior year is negatively influenced by lower results from our series of Old Master and British Paintings and Drawings sales which, in 2016, included a Gentileschi masterpiece that achieved a hammer price of $27 million and property from the single-owner Taubman Collection that achieved $19.7 million in this category.
Auction Commission Margin—Auction Commission Margin represents total auction commission revenues as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby we share our buyer's premium with a consignor in order to secure a high-value consignment, as well as by our use of auction guarantees. For example, when issuing an auction guarantee, we may enter into a risk and reward sharing arrangement with a counterparty whereby our financial exposure under the auction guarantee is reduced in exchange for sharing our buyer's premium. Also, in situations when guaranteed property sells for less than the guaranteed price, our buyer's premium from that sale is used to reduce the loss on the transaction. See Note 16 of Notes to Condensed Consolidated Financial Statements for information related to our use of auction guarantees.
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
For the three months ended March 31 2017, Auction Commission Margin improved from 15.4% to 18.0%. The comparison of Auction Commission Margin to the prior year is significantly influenced by sales of property from the Taubman Collection in the first quarter of 2016. The Taubman Collection was subject to an auction guarantee and although it totaled $22.5 million of Net Auction Sales in the first quarter of 2016, overall sale results fell short of the guaranteed amount, and we did not recognize any net auction commission revenue from this consignment. The remaining improvement in Auction Commission Margin versus the prior year is principally attributable to improved discipline on consignment terms and the change in the buyer's premium rate structure enacted in the fourth quarter of 2016, partially offset by the impact of commission sharing arrangements on guarantees.
.

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
For the three months ended March 31, 2017, private sale commissions increased $4.8 million (59%) due to a higher level of transaction volume during the current year period.
Agency Direct Costs—Agency directs costs include expenses incurred in the fulfillment of our integrated auction services and, to a much lesser extent, expenses associated with private sale exhibitions and transactions. A large portion of auction direct costs relate to sale marketing expenses such as catalogue production and distribution, advertising and promotion costs, and traveling exhibition costs. Auction direct costs also include the cost of shipping property, sale venue costs, and other direct costs such as debit and credit card processing fees. The level of auction direct costs incurred in a period is generally dependent upon the volume and composition of our auction sale offerings. For example, direct costs attributable to auctions of single-owner or other high-value collections are typically higher than those associated with standard various-owner auctions, mainly due to higher promotional costs for catalogues, special events, and traveling exhibitions, as well as higher shipping expenses.
For the three months ended March 31, 2017, Agency direct costs decreased $0.1 million (1%), when compared to the prior year. However, the comparison of Agency direct costs to the prior year is significantly influenced by changes in foreign currency exchange rates, which reduced the current year total by $0.7 million. Excluding the impact of changes in foreign currency exchange rates, Agency direct costs increased $0.6 million (6%), which is consistent with the increase in Net Auction Sales discussed above.
Inventory Sales and Cost of Inventory Sales—Agency segment inventory sales include proceeds earned from the sale of (i) artworks that have been obtained as a result of the failure of guaranteed property to sell at auction, (ii) artworks that have been purchased opportunistically, including property acquired for sale at auction, and (iii) other objects obtained incidental to the auction process (e.g., as a result of buyer default). Agency segment cost of inventory sales includes (i) the net book value of inventory sold, (ii) commissions and fees owed to third parties who help facilitate the sale of inventory, and (iii) writedowns associated with our periodic assessment of inventory valuation.
The table below presents a summary of Agency segment inventory activities for the three months ended March 31, 2017 and 2016, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended March 31,	2017	2016	$	%
Inventory sales	$68,926	$4,710	$64,216	*
Cost of inventory sales	69,639	8,964	60,675	*
Loss related to inventory activities	$(713)	$(4,254)	$3,541	83%
Legend:
* Represents a variance in excess of 100%
Agency segment inventory results for the three months ended March 31, 2017 include a $3.3 million gain on the sale of a painting that was purchased opportunistically and sold at auction in the first quarter of 2017, which was offset by losses associated with the sale or writedown of other inventory items.
The favorable comparison of the results from inventory activities to the prior year period is attributable to better sales results and a lower level of inventory writedowns in the current period.
Sotheby's Financial Services
SFS makes term loans secured by artworks that are not presently intended for sale, allowing us to establish or enhance mutually beneficial relationships with art collectors. To a much lesser extent, SFS also makes consignor advances secured by artworks that are contractually committed, in the near term, to be offered for sale through our Agency segment. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information about the SFS loan portfolio.

The lending activities of SFS are predominantly funded with borrowings drawn from a dedicated revolving credit facility (the "SFS Credit Facility"). To a lesser extent, cash balances are also used to fund a portion of the SFS loan portfolio, as appropriate. See Note 7 of Notes to Condensed Consolidated Financial Statements for information related to the SFS Credit Facility.
The table below presents a summary of SFS income before taxes and related loan portfolio metrics in thousands of dollars, as of and for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, SFS income before taxes decreased by $2.9 million (29%), when compared to the prior year, primarily due to a lower level of facility and collateral release fees.

			Variance
Three Months Ended March 31,	2017	2016	$ /%	%
Revenues:
Client paid revenues:
Interest	$11,754	$12,554	$(800)	(6%)
Facility and other fees	1,013	2,201	(1,188)	(54%)
Total client paid revenues	12,767	14,755	(1,988)	(13%)
Intersegment revenues:
Interest (a)	(201)	(1,417)	1,216	86%
Facility fees (b)	487	426	61	14%
Consignment fees (c)	1,318	2,716	(1,398)	(51%)
Total intersegment revenues	1,604	1,725	(121)	(7%)
Total finance revenues	14,371	16,480	(2,109)	(13%)
Expenses:
Cost of finance revenues (d)	5,037	4,394	643	15%
Marketing	46	47	(1)	(2%)
Salaries and related	1,055	1,059	(4)	—%
General and administrative	681	548	133	24%
Depreciation and amortization	63	70	(7)	(10%)
Total SFS expenses	6,882	6,118	764	12%
SFS operating income	7,489	10,362	(2,873)	(28%)
Net interest expense	(237)	(102)	(135)	*
Non-operating income	81	5	76	*
SFS income before taxes	$7,333	$10,265	$(2,932)	(29%)
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$666,456	$610,658	$55,798	9%
Average Loan Portfolio (f)	$671,246	$660,315	$10,931	2%
Credit Facility Borrowings (g)	$548,500	$521,000	$27,500	5%
Average Credit Facility Borrowings (h)	$562,439	$539,714	$22,725	4%
Average Equity in Loan Portfolio (i)	$108,807	$120,601	$(11,794)	(10%)
SFS Leverage Ratio (j)	82.3%	85.3%	(3.0%)	N/A
Finance Revenue Percentage (k)	8.6%	10.0%	(1.4%)	N/A
Weighted Average Cost of Borrowings (l)	3.6%	3.3%	0.3%	N/A
SFS LTM Return on Equity (m)	21.2%	16.3%	4.9%	N/A

Legend:
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the SFS target rate. Such loans are issued by SFS as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship. For the three months ended March 31, 2017 and 2016, SFS earned client paid interest of $1.1 million and $2.5 million, respectively, resulting from retroactive interest rate increases triggered during those periods. SFS was compensated for these amounts by the Agency segment through credits recorded to intersegment revenues in prior periods. These intersegment revenue credits were reversed in the first quarters of 2017 and 2016 upon receipt of the client paid interest.

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

(d)	Includes borrowing costs related to the SFS Credit Facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees.
(e)	Represents the period end net loan portfolio balance.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the period end balance of borrowings outstanding under the SFS Credit Facility.
(h)	Represents average borrowings outstanding during the period under the SFS Credit Facility.
(i)	Calculated as the Average Loan Portfolio less Average Credit Facility Borrowings.
(j)	Calculated as Credit Facility Borrowings divided by the Loan Portfolio Balance.
(k)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(l)	Represents the annualized cost of Credit Facility Borrowings.
(m)
Represents the return on net income attributable to SFS, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using the effective income tax rate of SFS (38.4%) for the last twelve months ended March 31, 2017 and 2016.

Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby's brand and include digital and print advertising, client relationship development, Sotheby's lifestyle magazines, and certain sponsorship agreements. For the three months ended March 31, 2017, marketing expenses increased $0.9 million (18%), when compared to the prior year, largely due to costs incurred to promote the opening of a new office in Dubai and the relocation of our Geneva salesroom, as well as spending related to digital initiatives, including costs incurred to livestream our auctions. Also impacting the comparison to the prior year are higher sponsorship and client relationship development costs.

Salaries and Related Costs
For the three months ended March 31, 2017 and 2016, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended March 31,	2017	2016	$	%
Full-time salaries	38,005	$36,556	$1,449	4%
Incentive compensation expense	2,005	1,973	32	2%
Employee benefits and payroll taxes	13,106	11,116	1,990	18%
Share-based payment expense	6,069	5,837	232	4%
Contractual severance agreements (net)	—	6,114	(6,114)	(100%)
Acquisition earn-out compensation	—	2,187	(2,187)	(100%)
Other compensation expense (a)	5,161	4,388	773	18%
Total salaries and related costs	$64,346	$68,171	$(3,825)	(6%)
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as the amortization expense related to certain retention-based, new-hire and other employment arrangements.
For the three months ended March 31, 2017, salaries and related costs decreased $3.8 million (6%), when compared to the prior year. However, the comparison of salaries and related costs to the prior year is significantly influenced by changes in foreign currency exchange rates, which reduced the current year total by $2.6 million. Excluding the impact of foreign currency exchange rate changes, salaries and related costs decreased $1.2 million (2%) during the period. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three months ended March 31, 2017, full-time salaries increased $1.4 million (4%), when compared to the prior year. This increase is principally due to base salary increases and headcount reinvestments made over the past 15 months, partially offset by the impact of favorable changes in foreign currency exchange rates ($1.5 million). Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $2.9 million (8%) during the period.
Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, market-based share units, restricted stock units, and restricted stock. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of units or shares ultimately expected to vest as a result of employee service. In addition, performance share units vest only if we achieve established profitability targets (for awards granted prior to 2016) or certain ROIC targets (for awards granted beginning in 2016). The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future profitability or ROIC targets. See Note 17 of Notes to Condensed Consolidated Financial Statements for more detailed information related to our share-based compensation programs.
For the three months ended March 31, 2017, share-based payment expense increased $0.2 million (4%), when compared to the prior year. The comparison of share-based payment expense to the prior year is significantly impacted by the accelerated recognition of $1.2 million in compensation expense in the first quarter of 2016 pursuant to the contractual severance agreements discussed below. Excluding this charge, share-based payment expense increased $1.4 million (31%), reflecting the higher value of share-based payment awards issued in the current year and management's quarterly reassessment of the financial performance targets related to performance share unit awards.
Employee Benefits and Payroll Taxes—Employee benefits include the cost of our retirement plans and health and welfare programs, as well as certain employee severance costs. Our material retirement plans include defined contribution pension plans for our employees in the U.S. and the U.K., as well as a deferred compensation plan for certain U.S. employees (the "DCP") and the U.K. Pension Plan, a defined benefit pension plan.
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

For the three months ended March 31, 2017, employee benefits and payroll taxes increased $2 million (18%), when compared to the prior year. This increase is principally due to higher DCP costs as a result of an improvement in the performance of deemed participant investments, as well as an increase in payroll taxes primarily resulting from a higher value of share-based payment awards vesting during the current year. On a consolidated basis, the higher level of DCP costs are largely offset by market gains in the trust assets related to the DCP, which are reflected in our Condensed Consolidated Statements of Operations within non-operating income.
We expect the net credit associated with the U.K. Pension Plan to decrease by $2.1 million in 2017, from $6.9 million to $4.8 million, primarily due to a lower expected rate of return on plan assets and an increase in the required amortization of prior year actuarial losses. The lower expected rate of return is the result of a change in asset allocation strategy in the first quarter of 2017 which will reduce risk by investing a higher proportion of plan assets in debt securities. The increase in the amortization of prior year actuarial losses is due in large part to a decrease in the discount rate assumption used to value the projected benefit obligation as of December 31, 2016. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on the U.K. Pension Plan. (See statement on Forward Looking Statements.)
Contractual Severance Agreements—In the first quarter of 2016, we entered into contractual severance agreements with certain former senior employees that provide cash severance benefits and the ability to continue to vest in share-based payment awards after termination of employment. For the three months ended March 31, 2016, salaries and related costs include net charges of $6.1 million associated with these arrangements.
Acquisition Earn-Out Compensation—On January 11, 2016, we acquired AAP, a firm that provides a range of art-related services, in exchange for initial cash consideration of $50 million. In connection with this acquisition, we also agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") was to be measured at the end of each calendar year during the four-year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015. Amounts owed pursuant to the earn-out arrangement are compensation for accounting purposes and were expensed to salaries and related costs in our Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2016, we recognized $2.2 million of compensation expense associated with the AAP earn-out arrangement based on our initial estimate of progress against the Target. For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement based on our assessment of performance against the Target during the initial annual period. The achievement of the entire $35 million earn-out reflects our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during that period. The $35 million owed under the earn-out arrangement is being paid in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020.
See Note 19 of Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition of AAP and the related earn-out arrangement.
General and Administrative Expenses
For the three months ended March 31, 2017 and 2016, general and administrative expenses consisted of the following (in thousands of dollars):

			Variance
Three Months Ended March 31,	2017	2016	$	%
Professional fees	$14,700	$12,578	$2,122	17%
Facilities-related expenses	11,076	11,011	65	1%
Travel and entertainment	6,147	5,026	1,121	22%
Other indirect expenses	7,028	7,061	(33)	—%
Total general and administrative expenses	$38,951	$35,676	$3,275	9%
For the three months ended March 31, 2017, general and administrative expenses increased $3.3 million (9%), when compared to the prior year. However, the comparison of general and administrative expenses to the prior year is influenced by changes in foreign currency exchange rates, which reduced the current year total by $1.3 million. Excluding foreign currency exchange rate changes, general and administrative expenses increased $4.6 million (13%) during the period due to higher legal fees and business consulting costs, as well as a higher level of travel and entertainment costs.

Income Tax Benefit
Our quarterly income tax provision is calculated using an estimated annual effective income tax rate based on actual historical information and forward looking estimates. Our estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, our effective income tax rate may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. We identify items that are unusual and non-recurring in nature and treat these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
As discussed above, our effective income tax rate may fluctuate due to changes in the jurisdictional mix of forecasted pre-tax income. The impact of such changes could be meaningful in countries with statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%, if incremental U.S. deferred income taxes are not already being recorded on the earnings of those countries. This is particularly true in countries where we have significant auction operations such as Hong Kong and Switzerland, where the current statutory tax rates are approximately 17% and 23%, respectively.
As of March 31, 2017, we estimate that our annual effective income tax rate, excluding discrete items, will be approximately 29% as compared to our estimate of approximately 31% as of March 31, 2016. The decrease in the estimate of our annual effective income tax rate is primarily due to a change in the jurisdictional mix of forecasted pre-tax earnings.
For the three months ended March 31, 2017, our effective income tax benefit rate is approximately 38%, compared to an effective income tax benefit rate of approximately 33% in the prior year. The increase in our effective income tax benefit rate is primarily due to adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. The adoption of ASU 2016-09 resulted in the recognition of a $2.6 million discrete tax benefit recorded in the period related to the vesting of share-based payments (see Note 1 of Notes to Condensed Consolidated Financial Statements). The increase in our effective income tax benefit rate resulting from the adoption of ASU 2016-09 is partially offset by net tax expense of approximately $0.8 million recorded in the first quarter of 2017 related to uncertain tax positions (see Note 15 of Notes to Condensed Consolidated Financial Statements), as compared to a tax benefit of approximately $0.4 million recorded in the same period of the prior year, and by the decrease in our estimated annual effective income tax rate discussed above.
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended March 31, 2017, changes in foreign currency exchange rates had a net unfavorable impact of $3.9 million on our operating loss, with revenues unfavorably impacted by $10.9 million and expenses favorably impacted by $7 million. This net unfavorable impact is the result of the strengthening of the U.S. Dollar against the Pound Sterling when compared to the prior year, which adversely impacted the translation of the results from of our winter sales of Impressionist, Modern and Contemporary Art in London.

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Expenses
(ii)	Adjusted Operating Loss
(iii)	Adjusted Agency Segment Loss Before Taxes
(iv)	Adjusted Net Loss
(v)	Adjusted Diluted Loss Per Share
We caution users of our financial statements that amounts presented in accordance with our definitions of these non-GAAP financial measures as provided below may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner. Our definitions of the non-GAAP financial measures presented in this Form 10-Q are as follows:

(i)
Adjusted Expenses is defined as total expenses excluding the cost of inventory sales, the cost of finance revenues, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, and net credits related to our voluntary separation incentive programs.

(ii)
Adjusted Operating Loss is defined as Sotheby's consolidated operating loss excluding charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, and net credits related to our voluntary separation incentive programs.

(iii)
Adjusted Agency Segment Loss Before Taxes is defined as Agency segment loss before taxes excluding Agency segment charges related to certain contractual severance agreements (net, recorded within salaries and related costs), Agency segment earn-out compensation expense related to the acquisition of AAP, and Agency segment net credits related to our voluntary separation incentive programs.

(iv)
Adjusted Net Loss is defined as net loss attributable to Sotheby's, excluding the after-tax impact of charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, and net credits related to our voluntary separation incentive programs.

(v)
Adjusted Diluted Loss Per Share is defined as diluted loss per share excluding the after-tax per share impact of charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, and net credits related to our voluntary separation incentive programs (net).

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
Adjusted Sotheby's Operating Loss, Adjusted Agency Segment Loss Before Taxes, Adjusted Net Loss, and Adjusted Diluted Loss Per Share are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance.
The presentation of these non-GAAP financial measures for the three months ended March 31, 2016 has been updated to exclude earn-out compensation expense related to the acquisition of AAP in order to conform with the presentation used in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following is a reconciliation of total expenses to Adjusted Expenses for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended
	March 31,
	2017	2016
Total expenses	$200,391	$138,520
Subtract: Cost of inventory sales	71,407	10,738
Subtract: Cost of finance revenues	5,037	4,394
Subtract: Contractual severance agreement charges (net)	—	6,114
Subtract: Acquisition earn-out compensation expense	—	2,187
Subtract: Voluntary separation incentive program credits (net)	(162)	(307)
Adjusted Expenses	$124,109	$115,394
The following is a reconciliation of operating loss to Adjusted Operating Loss for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended
	March 31,
	2017	2016
Operating loss	$(12,854)	$(31,989)
Add: Contractual severance agreement charges (net)	—	6,114
Add: Acquisition earn-out compensation expense	—	2,187
Add: Voluntary separation incentive program credits (net)	(162)	(307)
Adjusted Operating Loss	$(13,016)	$(23,995)
The following is a reconciliation of Agency segment loss before taxes to Adjusted Agency Segment Loss Before Taxes for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended
	March 31,
	2017	2016
Agency segment loss before taxes	(28,422)	(50,292)
Add: Contractual severance agreement charges (net)	—	6,114
Add: Acquisition earn-out compensation expense	—	1,465
Add: Voluntary separation incentive program credits (net)	(148)	(313)
Adjusted Agency Segment Loss Before Taxes	$(28,570)	$(43,026)

The following is a reconciliation of net loss attributable to Sotheby's to Adjusted Net Loss for the three months ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to Sotheby's	$(11,325)	$(25,884)
Add: Contractual severance agreement charges (net), net of tax of $0 and ($2,372)	—	3,742
Add: Acquisition earn-out compensation expense, net of tax of $0 and ($851)	—	1,336
Add: Voluntary separation incentive programs credits (net), net of tax of $63 and $109	(99)	(198)
Adjusted Net Loss	$(11,424)	$(21,004)
The income tax effect of each line item in the reconciliation of net loss attributable to Sotheby's to Adjusted Net Loss is computed using the relevant jurisdictional tax rate for each item.
The following is a reconciliation of diluted loss per share to Adjusted Diluted Loss Per Share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Diluted loss per share	$(0.21)	$(0.41)
Add: Contractual severance agreement charges (net), per share	—	0.06
Add: Acquisition earn-out compensation expense, per share	—	0.02
Add: Voluntary separation incentive program credits (net), per share	—	—
Adjusted Diluted Loss Per Share	$(0.21)	$(0.33)

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, total cash and cash equivalents increased $18.8 million to $514.9 million, as compared to a decrease of $434.7 million to $414 million for the three months ended March 31, 2016. The significant factors impacting the comparisons between these periods are discussed below.
Net Cash Used by Operating Activities—We are predominantly an agency business that collects and remits cash on behalf of our clients. Accordingly, the net amount of cash provided or used in a period by our operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, under our standard auction payment terms, the purchase price is due from the buyer no more than 30 days after the sale date, with the net proceeds due to the consignor 35 days after the sale date. Accordingly, it is not unusual for us to hold significant balances of consignor net sale proceeds at the end of a quarterly reporting period that are disbursed soon thereafter. Additionally, we sometimes provide extended payment terms to an auction or private sale buyer. For auctions, the extent to which extended payment terms are provided can vary considerably from selling season to selling season. In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by our operating activities in a reporting period is also a function of our net income or loss, the timing of payments made to vendors, the timing of compensation-related payments, the timing and extent of cash flows related to inventory activities, and the timing of the collection and/or payment of tax-related receivables and payables.
For the three months ended March 31, 2017, net cash used by operating activities of $17.5 million is principally attributable to the funding of 2016 incentive compensation ($33.8 million), payments made in respect of the AAP earn-out arrangement ($8.75 million), and income tax payments ($17.1 million), as well as our net loss for the period ($11.3 million). These operating cash outflows are partially offset by a net cash inflow of $58.9 million associated with the settlement of auction and private sale transactions during the period. This net cash inflow is principally due to proceeds collected in respect of our winter sales of Impressionist, Modern and Contemporary Art in London which were not remitted to consignors until the second quarter of 2017. See Note 19 of Notes to Condensed Consolidated Financial Statements for additional information related to the AAP earn-out arrangement.
For the three months ended March 31, 2016, net cash used by operating activities of $303.2 million was principally the result of a net cash outflow of $202.1 million associated with the settlement of auction and private sale transactions (including approximately $231 million paid to related party consignors). This net cash outflow was due in part to net sale proceeds collected from buyers late in 2015 for which payments were not made to consignors until early-2016, as well as the payment of net sale proceeds to certain consignors in advance of collecting the purchase price from the buyers. Cash flows from operating activities were also impacted by the funding of 2015 incentive compensation payments ($38 million), payments to voluntary separation incentive program participants ($27 million), and income tax payments ($9 million).
Net Cash Provided by Investing Activities—For the three months ended March 31, 2017, net cash provided by investing activities of $70.8 million is largely due to a $31.6 million decrease in restricted cash, as sale proceeds were paid to consignors in foreign countries where auction houses are legally required to maintain such funds in segregated accounts, and a realized gain of $29.2 million from the settlement of derivative financial instruments designated as net investment hedges. To a lesser extent, net cash provided by investing activities was influenced by net collections of client loans ($12.9 million). See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to derivative financial instruments.
For the three months ended March 31, 2016, net cash provided by investing activities of $49.1 million was primarily attributable to net collections of client loans ($78.3 million) due in part to proceeds received from loan collateral sales, as well as a $25.1 million decrease in restricted cash. These cash inflows were partially offset by the cash used to acquire AAP ($50.6 million, net of cash acquired). See Note 19 of Notes to Condensed Consolidated Financial Statements for information related to the acquisition of AAP.
Net Cash Used by Financing Activities—For the three months ended March 31, 2017, net cash used by financing activities of $35.9 million is due to net repayments of borrowings under the SFS Credit Facility ($16.5 million) and the funding of employee tax obligations related to share-based payments ($13.6 million).
For the three months ended March 31, 2016, net cash used by financing activities of $176.2 million was due to common stock repurchases of $147.6 million and $20.5 million in net repayments of borrowings under the SFS Credit Facility.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of March 31, 2017 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$313,554	$7,721	$16,493	$17,955	$271,385
Interest payments	64,750	12,021	25,196	23,778	3,755
Sub-total	378,304	19,742	41,689	41,733	275,140
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	94,500	15,750	31,500	31,500	15,750
Sub-total	394,500	15,750	31,500	31,500	315,750
Revolving credit facility borrowings	548,500	—	—	548,500	—
Total debt and interest payments	1,321,304	35,492	73,189	621,733	590,890
Other commitments:
Operating lease obligations (b)	100,785	17,563	28,365	21,982	32,875
Compensation arrangements (c)	18,113	9,125	7,300	1,688	—
Acquisition earn-out consideration (d)	26,250	8,750	17,500	—	—
Auction guarantees (e)	99,068	99,068	—	—	—
Unfunded loan commitments (f)	30,917	30,917	—	—	—
Uncertain tax positions (g)	—	—	—	—	—
Total other commitments	275,133	165,423	53,165	23,670	32,875
Total	$1,596,437	$200,915	$126,354	$645,403	$623,765

(a)
See Note 7 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and our revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. Due to the variable interest rate associated with the York Property Mortgage, we entered into interest rate protection agreements consisting of a two-year interest rate swap and a five-year interest rate collar. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75% for the remainder of the seven-year term. In consideration of the interest rate protection agreements, the table above assumes that the annual interest rate through June 30, 2017 for the York Property Mortgage will be approximately 3.127%, and then will be at the interest rate collar's floor rate of 4.167% for the remainder of the seven-year term. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate protection agreements.

(b)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.

(c)
These amounts represent the remaining commitment for future salaries and other cash compensation related to compensation arrangements with certain senior employees, excluding any participation in our incentive compensation and share-based payment programs.

(d)
In conjunction with the acquisition of AAP on January 11, 2016, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. The cumulative financial performance target associated with this earn-out arrangement was achieved in the fourth quarter of 2016. The remaining $26.3 million owed under the earn-out arrangement will be paid in three annual increments of $8.75 million over the period between February 2018 and January 2020. See Note 19 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition of AAP.

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of March 31, 2017, net of amounts advanced. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.

(f) Represents unfunded commitments to extend additional credit through SFS. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to the SFS loan portfolio.

(g)
Excludes the $21.8 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2017. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 15 of Notes to Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 4 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded SFS loan commitments; (ii) Note 14 of Notes to Condensed Consolidated Financial Statements, which discusses guarantees of collection; and (iii) Note 16 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 8 of Notes to Condensed Consolidated Financial Statements.
CONTINGENCIES
For information related to contingencies see: (i) Note 14 of Notes to Condensed Consolidated Financial Statements, which discusses legal and indirect tax contingencies; (ii) Note 15 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies; and (iii) Note 16 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 15 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Overview—As of March 31, 2017, we held cash and cash equivalents of $514.9 million, with $37.2 million held in the U.S. and $477.7 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). After taking into account funds held that are owed to consignors, we estimate available cash balances to be approximately $340 million as of March 31, 2017.
In addition to our available cash balances, we also have access to revolving credit facilities to support the separate capital structures of our Agency segment and SFS. As of March 31, 2017, our revolving credit facilities had a total available borrowing capacity of $163.6 million. (See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facilities.)
These cash balances and revolving credit facilities are available to support our various capital needs, including the liquidity required to support our recurring business needs, capital required for the pursuit of growth opportunities, and capital to mitigate the risk of a cyclical downturn in the global art market. Importantly, the assessment of our capital needs also takes into consideration the risks associated with our use of auction guarantees and their potential impact on our liquidity. We believe our cash balances and available revolving credit facility borrowings provide an appropriate level of capital to mitigate the risk of a cyclical downturn in the global art market.
Repatriation of Foreign Earnings—In the fourth quarter of 2015, in consideration of the expansion of our common stock repurchase program, as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management assessed its U.S. and foreign cash needs and concluded that approximately $600 million of foreign earnings accumulated through December 31, 2015 would be repatriated to the U.S. in the foreseeable future. As of March 31, 2017, approximately $350 million of these foreign earnings had been repatriated and used, in part, to fund common stock repurchases. We expect that additional repatriations will be made in the future, though the specific timing of any further repatriation of these foreign earnings is currently uncertain and is being evaluated. See statement on Forward Looking Statements.
Based on our current projections and planned uses of U.S. and foreign cash, we believe that our cash balances and earnings in the U.S., as well as the amount of unremitted foreign earnings for which a deferred tax liability has been recorded, will be sufficient to satisfy our current cash needs in the U.S. Accordingly, we plan to indefinitely reinvest the prospective earnings of our foreign subsidiaries, except those in the U.K., outside of the U.S. See statement on Forward Looking Statements above.
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
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Condensed Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 16 of Notes to Condensed Consolidated Financial Statements); (iii) the funding of potential client loans; (iv) the potential repayment of revolving credit facility borrowings and other debt; (v) the funding of capital expenditures; (vi) the funding of other possible business initiatives and/or investments; (vii) the funding of common stock repurchases (see Note 12 of Notes to Condensed Consolidated Financial Statements); and (viii) the funding of the other short-term and long-term commitments summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
We believe that operating cash flows, existing cash balances, and revolving credit facility borrowings will be adequate to support our anticipated short and long-term commitments, operating needs and capital requirements, as well as provide sufficient capital to mitigate the risk of cyclical downturns in the global art market through the August 22, 2020 expiration of our revolving credit facilities. See statement on Forward Looking Statements.

ACQUISITION OF ART AGENCY, PARTNERS
See Note 19 of Notes to Condensed Consolidated Financial Statements for information related to our acquisition of Art Agency, Partners.
RECENT ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 21 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting standards that have not yet been adopted.
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
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of March 31, 2017, our material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) various derivative financial instruments, including interest rate swaps, an interest rate collar, and outstanding forward exchange contracts, as discussed in more detail below; and (vii) long-term debt. See Note 4 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 7 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance our previous mortgage loan on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a twenty-five-year mortgage-style amortization schedule over its seven-year term. In connection with the York Property Mortgage, we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap and the Mortgage Collar each have a notional amount equal to the applicable principal balance of the York Property Mortgage and have an identical amortization schedule to that of the mortgage. These interest rate protection agreements effectively hedge the LIBOR rate on the entire outstanding principal balance of the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage will be approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of the seven-year term. As of March 31, 2017, the notional value of the Mortgage Swap was $312.8 million and the notional value of the Mortgage Collar was $310.3 million.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of March 31, 2017, the notional value of the SFS Swap was $63 million.
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
Foreign Currency Exchange Rate Risk—We utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by our global treasury function, which is responsible for monitoring and managing our exposure to foreign currency exchange rate movements. As of March 31, 2017, the notional value of outstanding forward exchange contracts used to hedge such cash flow exposures was $215.4 million.
As of March 31, 2017, our foreign subsidiaries held approximately $466.3 million in foreign currency denominated cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in our cash flow of approximately $46.6 million related to such foreign currency balances.
As discussed in "Liquidity and Capital Resources" above, we expect to repatriate certain accumulated foreign earnings at some point in the future. These accumulated foreign earnings represent a substantial portion of our net investments in our foreign subsidiaries. As a result, we are exposed to variability in the U.S. Dollar equivalent of these net investments and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. To mitigate this risk, we have entered into corresponding foreign currency forward exchange contracts, which have an aggregate notional value of $63.2 million as of March 31, 2017.
We are exposed to credit-related risks in the event of nonperformance by the three counterparties to our outstanding forward exchange contracts. We do not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2017, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For information related to legal proceedings, see Note 14 of Notes to Condensed Consolidated Financial Statements.
ITEM 1A: RISK FACTORS
There have been no changes to the Risk Factors described in Part 1,  Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities during the quarter ended March 31, 2017.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6: EXHIBITS

10.1	Letter Agreement amending the Agreement of Partnership dated March 27, 2017 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: May 10, 2017

EXHIBIT INDEX

10.1	Letter Agreement amending the Agreement of Partnership dated March 27, 2017 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.