Form 10-Q
period 2017-06-30
SOTHEBYS
filed 2017-08-03
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2017, there were 52,670,146 outstanding shares of common stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Agency commissions and fees	$276,807	$273,764	$376,300	$354,829
Inventory sales	19,937	5,281	91,314	12,075
Finance	13,359	14,750	26,126	29,505
Other	4,795	4,870	8,695	8,787
Total revenues	314,898	298,665	502,435	405,196
Expenses:
Agency direct costs	29,881	31,243	39,398	40,782
Cost of inventory sales	22,255	7,381	93,662	18,119
Cost of finance revenues	5,078	4,153	10,115	8,547
Marketing	5,951	4,408	11,862	9,421
Salaries and related	87,297	75,227	151,643	143,398
General and administrative	43,362	40,909	82,313	76,585
Depreciation and amortization	5,676	5,492	11,060	10,788
Voluntary separation incentive programs (net)	—	(231)	(162)	(538)
Total expenses	199,500	168,582	399,891	307,102
Operating income	115,398	130,083	102,544	98,094
Interest income	367	275	624	671
Interest expense	(7,572)	(7,638)	(15,105)	(15,184)
Non-operating (expense) income	(299)	374	541	421
Income before taxes	107,894	123,094	88,604	84,002
Income tax expense	31,468	34,355	24,176	21,569
Equity in earnings of investees	466	191	1,133	587
Net income	76,892	88,930	65,561	63,020
Less: Net income (loss) attributable to noncontrolling interest	1	(34)	(5)	(60)
Net income attributable to Sotheby's	$76,891	$88,964	$65,566	$63,080
Basic earnings per share - Sotheby’s common shareholders	$1.44	$1.54	$1.22	$1.04
Diluted earnings per share - Sotheby's common shareholders	$1.43	$1.52	$1.21	$1.03
Weighted average basic shares outstanding	52,716	57,104	52,866	60,063
Weighted average diluted shares outstanding	53,054	57,712	53,342	60,682
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$76,892	$88,930	$65,561	$63,020
Other comprehensive income (loss):
Currency translation adjustments	5,955	(15,460)	8,351	(18,086)
Cash flow hedges	38	(1,947)	876	(6,436)
Net investment hedges	(1,454)	5,773	(2,078)	5,773
Defined benefit pension plan	215	—	423	81
Total other comprehensive income (loss)	4,754	(11,634)	7,572	(18,668)
Comprehensive income	81,646	77,296	73,133	44,352
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(34)	(5)	(60)
Comprehensive income attributable to Sotheby's	$81,645	$77,330	$73,138	$44,412

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	June 30, 2017	December 31, 2016	June 30, 2016

A S S E T S
Current assets:
Cash and cash equivalents	$516,402	$496,031	$475,304
Restricted cash	41,258	59,106	22,416
Accounts receivable, net of allowance for doubtful accounts of $7,744, $7,670, and $7,676	847,332	433,614	835,431
Notes receivable, net of allowance for credit losses of $1,290, $1,270, and $1,373	73,217	37,977	65,469
Inventory (See Note 9)	131,193	159,043	205,099
Income tax receivables	14,825	6,475	3,586
Prepaid expenses and other current assets (see Note 10)	45,455	76,607	41,775
Total current assets	1,669,682	1,268,853	1,649,080
Notes receivable	559,605	651,159	582,079
Fixed assets, net of accumulated depreciation and amortization of $218,870, $209,196, and $207,002	347,067	347,182	348,910
Goodwill	50,351	50,029	47,916
Intangible assets (net)	12,407	13,393	13,254
Income tax receivables	434	686	817
Deferred income taxes	7,837	7,700	7,234
Other long-term assets (see Note 10)	192,995	165,424	159,205
Total assets	$2,840,378	$2,504,426	$2,808,495
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$867,856	$511,876	$782,903
Related party client payables (see Note 20)	—	—	10,555
Accounts payable and accrued liabilities	91,196	85,995	99,743
Accrued salaries and related costs	54,733	68,387	47,083
Current portion of York Property Mortgage (net)	38,825	6,629	6,491
Accrued income taxes	21,180	26,912	25,485
Other current liabilities (see Notes 8 and 9)	46,211	43,176	48,902
Total current liabilities	1,120,001	742,975	1,021,162
Credit facility borrowings	531,500	565,000	523,500
Long-term debt (net)	563,762	598,941	601,944
Accrued income taxes	18,315	16,600	17,193
Deferred income taxes	11,800	10,228	15,477
Other long-term liabilities (see Note 10)	51,857	65,080	58,923
Total liabilities	2,297,235	1,998,824	2,238,199
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $0.01 par value	708	703	703
Authorized shares — 200,000,000
Issued shares —70,817,787; 70,378,873; and 70,386,886
Outstanding shares —52,670,146; 52,971,232; and 55,134,327
Additional paid-in capital	442,560	444,611	437,103
Treasury stock shares, at cost — 18,147,641; 17,407,641; and 15,252,559	(543,995)	(509,885)	(432,160)
Retained earnings	726,469	660,347	649,313
Accumulated other comprehensive loss	(82,786)	(90,358)	(84,872)
Total shareholders’ equity	542,956	505,418	570,087
Noncontrolling interest	187	184	209
Total equity	543,143	505,602	570,296
Total liabilities and shareholders’ equity	$2,840,378	$2,504,426	$2,808,495
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Six Months Ended
	June 30, 2017	June 30, 2016
Operating Activities:
Net income attributable to Sotheby's	$65,566	$63,080
Adjustments to reconcile net income attributable to Sotheby's to net cash provided (used) by operating activities:
Depreciation and amortization	11,060	10,788
Deferred income tax expense (benefit)	11,551	(21,688)
Share-based payments	12,015	7,488
Net pension benefit	(2,447)	(3,086)
Inventory writedowns and bad debt provisions	7,470	7,971
Amortization of debt discount and issuance costs	827	793
Equity in earnings of investees	(1,133)	(587)
Other	453	719
Changes in assets and liabilities:
Accounts receivable	(359,192)	34,620
Client payables	330,368	108,293
Related party client payables (see Note 20)	—	(274,863)
Inventory	21,026	(500)
Changes in other operating assets and liabilities (see Note 11)	(41,207)	19,865
Net cash provided (used) by operating activities	56,357	(47,107)
Investing Activities:
Funding of notes receivable	(101,896)	(159,406)
Collections of notes receivable	124,879	215,956
Capital expenditures	(8,420)	(10,641)
Acquisitions, net of cash acquired (see Note 19)	—	(50,718)
Funding of investments (see Note 10)	(5,537)	(200)
Distributions from investees	2,550	825
Proceeds from the sale of equity investment (see Note 4)	2,110	175
Settlement of net investment hedges (see Note 8)	29,110	(2,863)
Decrease in restricted cash	7,749	9,819
Net cash provided by investing activities	50,545	2,947
Financing Activities:
Debt issuance and other borrowing costs	(23)	—
Proceeds from credit facility borrowings	28,500	63,000
Repayments of credit facility borrowings	(62,000)	(81,000)
Repayments of York Property Mortgage	(3,810)	(3,611)
Increase in restricted cash related to York Property Mortgage (see Note 7)	(2,799)	(2,282)
Repurchases of common stock	(33,940)	(282,160)
Dividends paid	(2,375)	(1,743)
Funding of employee tax obligations upon the vesting of share-based payments	(14,573)	(5,150)
Net cash used by financing activities	(91,020)	(312,946)
Effect of exchange rate changes on cash and cash equivalents	4,489	(16,287)
Increase (decrease) in cash and cash equivalents	20,371	(373,393)
Cash and cash equivalents at beginning of period	496,031	848,697
Cash and cash equivalents at end of period	$516,402	$475,304
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
Principles of Consolidation—The unaudited Condensed Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture in which we have a controlling 80% ownership interest. The net income (loss) attributable to the minority owner of Sotheby's Beijing is reported as "Net Income (Loss) Attributable to Noncontrolling Interest" in our Condensed Consolidated Income Statements and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of our Condensed Consolidated Balance Sheets. Intercompany transactions and balances among our subsidiaries are eliminated in consolidation.
Equity investments through which we exercise significant influence over the investee, but do not control, are accounted for using the equity method. Under the equity method, our share of investee earnings or losses is recorded within Equity in Earnings of Investees in our Condensed Consolidated Income Statements. Our interest in the net assets of these equity method investees is recorded within Other Long-Term Assets on our Condensed Consolidated Balance Sheets. Our equity method investees include: (i) Acquavella Modern Art ("AMA"), a partnership through which a collection of fine art is being sold, (ii) RM Sotheby's, an auction house for investment-quality automobiles, and (iii) a partnership formed in the second quarter of 2017 through which artworks are being purchased and sold (see Note 10).
Presentation of Salaries and Related Costs—We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.
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
Adoption of Accounting Standards Update ("ASU") 2016-09—In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for the related income tax consequences and certain classifications within the statement of cash flows. We adopted ASU 2016-09 on its effective date of January 1, 2017.
ASU 2016-09 requires that all excess tax benefits and deficiencies resulting from the vesting of share-based payments be recorded in the statement of operations, whereas previous guidance generally permitted such items to be recorded in the equity section of the balance sheet provided that an adequate level of previously recorded excess tax benefits existed. We adopted this aspect of ASU 2016-09 on a prospective basis beginning on January 1, 2017. The adoption of ASU 2016-09 and the vesting of certain share-based payments in the first quarter of 2017 resulted in the recording of a discrete $2.6 million income tax benefit in our Condensed Consolidated Income Statements, which decreased our effective income tax rate for the six months ended June 30, 2017 by approximately 3%. Under previous guidance, this income tax benefit would have been recorded as an increase to Additional Paid-In Capital on our Condensed Consolidated Balance Sheets.

ASU 2016-09 also changed how excess tax benefits resulting from the vesting of share-based payments are presented in the statement of cash flows. ASU 2016-09 requires that such excess tax benefits be classified within Operating Activities along with other income tax cash flows. Under previous guidance, excess tax benefits resulting from the vesting of share-based payments were presented as a cash inflow within Financing Activities and a corresponding cash outflow within Operating Activities. The adoption of ASU 2016-09 in the first quarter of 2017 resulted in the classification of $2.6 million of excess tax benefits within Operating Activities in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017. The retrospective adoption of ASU 2016-09 did not have an effect on our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 because no excess tax benefits were recorded in that period.
The adoption of the other aspects of ASU 2016-09 did not have a material impact on our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2017 and 2016.
Adoption of Other Recently Issued Accounting Standards—In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 on its effective date of January 1, 2017 did not have a material effect on our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2017 and 2016.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging-Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The adoption of ASU 2016-06 on its effective date of January 1, 2017 did not have a material effect on our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2017 and 2016.
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

3. Segment Reporting
Sotheby's is a global art and luxury business, offering its clients opportunities to connect with and transact in the world's most extraordinary objects. Auctioneers since 1744, today we offer a variety of innovative art-related services, including the brokerage of private art sales, the brokerage of private jewelry sales through our Sotheby's Diamonds brand, exclusive private selling exhibitions at our S|2 galleries, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong. Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby's Financial Services (or "SFS"). Thomas S. Smith, Jr, Sotheby's Chief Executive Officer, is our chief operating decision maker. Mr. Smith regularly evaluates financial information about each of our segments in deciding how to allocate resources and assess performance. The performance of each segment is measured based on segment income before taxes, which excludes the unallocated items highlighted in the reconciliation below.
Through our Agency segment, we accept property on consignment, stimulate buyer interest through professional marketing techniques, and match sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, we perform due diligence activities to authenticate and determine the ownership history of the property being sold. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process, and RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. The Agency segment is an aggregation of the auction, private sale, and other related activities conducted by our operating segments in the Americas, Europe, and Asia, which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided.
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
Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, and short and long-term planning, and provides advice to artists and artists' estates. AAP was acquired on January 11, 2016 (see Note 19). Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business, brand licensing activities, the results from certain equity method investments (see Note 10), and sales of the remaining inventory of Noortman Master Paintings, an art dealer that was owned and operated by us from its acquisition in 2006 until its closure in December 2013.
The following table presents our segment information for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

Three Months Ended June 30, 2017	Agency	SFS	All Other	Reconciling items (a)		Total
Revenues	$294,513	$16,362	$7,026	$(3,003)		$314,898
Segment income before taxes	$97,226	$8,879	$2,255	$(466)	(b)	$107,894
Three Months Ended June 30, 2016
Revenues	$277,058	$16,552	$6,857	$(1,802)		$298,665
Segment income before taxes	$110,716	$10,675	$1,894	$(191)	(b)	$123,094
Six Months Ended June 30, 2017
Revenues	$462,932	$30,733	$13,377	$(4,607)		$502,435
Segment income before taxes	$68,804	$16,212	$4,721	$(1,133)	(b)	$88,604
Six Months Ended June 30, 2016
Revenues	$362,833	$33,032	$12,858	$(3,527)		$405,196
Segment income before taxes	$60,424	$20,940	$3,225	$(587)	(b)	$84,002

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

The table below presents a reconciliation of segment income before taxes to consolidated income before taxes for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Agency	$97,226	$110,716	$68,804	$60,424
SFS	8,879	10,675	16,212	20,940
All Other	2,255	1,894	4,721	3,225
Segment income before taxes	108,360	123,285	89,737	84,589
Reconciling items:
Equity in earnings of investees (a)	(466)	(191)	(1,133)	(587)
Income before taxes	$107,894	$123,094	$88,604	$84,002

(a)
For segment reporting purposes, our share of earnings related to equity investees is included as part of income before taxes. However, such earnings are reported separately below income before taxes in our Condensed Consolidated Income Statements.

The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2017, December 31, 2016, and June 30, 2016 (in thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
Agency	$2,130,731	$1,759,670	$2,114,220
SFS	663,500	687,649	642,118
All Other	48,051	42,246	40,520
Total segment assets	2,842,282	2,489,565	2,796,858
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	23,096	14,861	11,637
Reconciling item related to SFS (a)	(25,000)	—	—
Consolidated assets	$2,840,378	$2,504,426	$2,808,495

(a)	As of June 30, 2017, segment assets for SFS include a $25 million consignor advance that is netted against an associated auction payable balance on our Condensed Consolidated Balance Sheets.
Substantially all of our capital expenditures for the six months ended June 30, 2017, the year ended December 31, 2016, and the six months ended June 30, 2016 were attributable to the Agency segment.

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
In the limited circumstances when the buyer's payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms (i.e., we pay the consignor before receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable on our Condensed Consolidated Balance Sheets. As of June 30, 2017, December 31, 2016, and June 30, 2016, Notes Receivable within the Agency segment included $2.6 million, $7.5 million, and $12.2 million, respectively, of such balances that have been reclassified from Accounts Receivable. See discussion of Agency segment Notes Receivable below.
Under the standard terms and conditions of our auction and private sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at one of our future auctions or negotiate a private sale with us acting as their agent. In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of June 30, 2017, December 31, 2016, and June 30, 2016, Accounts Receivable (net) included $85.3 million, $90.1 million, and $104.5 million, respectively, related to situations when we paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of June 30, 2017, December 31, 2016, and June 30, 2016, Accounts Receivable (net) also included $33.4 million, $76.3 million, and $33.9 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
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

As of June 30, 2017, December 31, 2016, and June 30, 2016, the net Notes Receivable balance of SFS was $651.4 million, $675.1 million, and $629.7 million, respectively. As of June 30, 2017, December 31, 2016, and June 30, 2016, the total net Notes Receivable balance of SFS included $85.6 million, $88.7 million, and $104.4 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the six months ended June 30, 2017 and 2016, SFS issued $3.8 million and $9.3 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2017 and 2016, such repayments totaled $6.9 million and $13.7 million, respectively.
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
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of June 30, 2017, December 31, 2016, and June 30, 2016 (in thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
Secured loans	$651,361	$675,109	$629,681
Low auction estimate of collateral	$1,445,847	$1,405,856	$1,296,760
Aggregate LTV ratio	45%	48%	49%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of June 30, 2017, December 31, 2016, and June 30, 2016 (in thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
Secured loans with an LTV ratio above 50%	$209,483	$270,111	$316,170
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$375,933	$486,973	$571,922
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	56%	55%	55%

The table below provides other credit quality information regarding secured loans made by SFS as of June 30, 2017, December 31, 2016, and June 30, 2016 (in thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
Total secured loans	$651,361	$675,109	$629,681
Loans past due	$108,560	$90,508	$3,952
Loans more than 90 days past due	$41,448	$158	$167
Non-accrual loans	$—	$158	$167
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,290	1,270	1,373
Total allowance for credit losses - secured loans	$1,290	$1,270	$1,373
We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of June 30, 2017, $108.6 million of the net Notes Receivable balance was past due, of which $41.4 million was more than 90 days past due. The collateral securing these past due loans has a low auction estimate of approximately $232.5 million resulting in an LTV ratio of approximately 47%. We are continuing to accrue interest on all past due loans. In consideration of expected loan renewals, loan payments, and $33.3 million in collateral sales to date related to loans that are more than 90 days past due for which the proceeds have not yet been collected from the buyer, as well as the value of the remaining collateral and our current collateral disposal plans, we believe that the principal and interest amounts owed for these past due loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to our determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of June 30, 2017, there were no non-accrual loans outstanding. As of December 31, 2016 and June 30, 2016, there was a $0.2 million non-accrual loan outstanding. This loan was written-off in the second quarter of 2017.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of June 30, 2017, December 31, 2016, and June 30, 2016, there were no impaired loans outstanding.
During the period January 1, 2017 to June 30, 2017, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2017	$1,270
Change in loan loss provision	20
Allowance for credit losses as of June 30, 2017	$1,290
As of June 30, 2017, unfunded commitments to extend additional credit through SFS were approximately $26 million.
Notes Receivable (Agency Segment)—We are obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on our Condensed Consolidated Balance Sheets within Notes Receivable (net). As of June 30, 2017 and June 30, 2016, there were no auction guarantee advances outstanding. As of December 31, 2016, there were $1 million of auction guarantee advances outstanding. See Note 16 for additional information related to auction guarantees.

As discussed above, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, Notes Receivable (net) within the Agency segment included $2.6 million and $7.5 million, respectively, of such amounts reclassified from Accounts Receivable (net), against which we hold approximately $3.1 million of collateral. As of June 30, 2016, Notes Receivable (net) within the Agency segment included $12.2 million of such reclassified amounts, against which we held $6.6 million of collateral. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2017 and 2016, such repayments totaled $5 million and $7.5 million, respectively.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of June 30, 2017, December 31, 2016, and June 30, 2016, such loans totaled $3.8 million, $3.8 million, and $4.1 million, respectively. We are no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, we sold our interest in an equity method investee for $4.3 million. The sale price was funded by an upfront cash payment of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan had a variable market rate of interest, required monthly payments during the loan term, and was initially scheduled to mature in December 2018. As of December 31, 2016 and June 30, 2016, the carrying value of this loan was approximately $2.1 million and $2.3 million, respectively. The entire remaining balance of the loan was repaid in the second quarter of 2017.

5. Goodwill and Intangible Assets
Goodwill—For the six months ended June 30, 2017 and 2016, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of December 31	$43,878	$6,151	$50,029	$13,621	$—	$13,621
Goodwill acquired (see Note 19)	—	—	—	28,339	6,151	34,490
Foreign currency exchange rate changes	322	—	322	(195)	—	(195)
Ending balance as of June 30	$44,200	$6,151	$50,351	$41,765	$6,151	$47,916

Intangible Assets—As of June 30, 2017, December 31, 2016, and June 30, 2016, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	June 30, 2017	December 31, 2016	June 30, 2016
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - AAP (see Note 19)	8 years	10,800	10,800	10,800
Non-compete agreements - AAP (see Note 19)	6 years	3,060	3,060	3,060
Artworks database (b)	10 years	1,125	1,125	—
Total intangible assets subject to amortization		14,985	14,985	13,860
Accumulated amortization		(2,902)	(1,916)	(930)
Total amortizable intangible assets (net)		12,083	13,069	12,930
Total intangible assets (net)		$12,407	$13,393	$13,254

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)	Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in the third quarter of 2016.
For the three and six months ended June 30, 2017, amortization expense related to intangible assets was approximately $0.5 million and $1 million, respectively. For the three and six months ended June 30, 2016, amortization expense related to intangible assets was approximately $0.4 million and $0.9 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the June 30, 2017 balance sheet date are as follows (in thousands of dollars):

Period	Amount
July 2017 to June 2018	$1,972
July 2018 to June 2019	$1,972
July 2019 to June 2020	$1,972
July 2020 to June 2021	$1,972
July 2021 to June 2022	$1,717

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
For the three and six months ended June 30, 2017 and 2016, the components of the net credits related to the U.K. Pension Plan were as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$—	$289	$—	$1,153
Interest cost	1,999	2,611	3,937	5,215
Expected return on plan assets	(3,514)	(4,733)	(6,921)	(9,454)
Prior service cost	15	—	30	—
Amortization of actuarial loss	280	—	553	—
Amortization of prior service cost	(23)	—	(46)	—
Net pension credit	$(1,243)	$(1,833)	$(2,447)	$(3,086)
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
The maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is approximately $1.335 billion, with $300 million committed to the Agency segment and $1.035 billion committed to SFS. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility"). On July 25, 2017, the maturity date of the Incremental Facility was extended by one year to August 22, 2018, in accordance with the terms of the Credit Agreement. This maturity date may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility.
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
The Credit Agreement does not limit dividend payments and common stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2017.
Since August 2009, we have incurred aggregate fees of approximately $21.7 million in conjunction with the establishment of and subsequent amendments to the Credit Agreement. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement. As of June 30, 2017, $6.8 million of such unamortized fees are included within Other Long-Term Assets on our Condensed Consolidated Balance Sheets.
The following tables summarize information related to the Credit Agreement as of and for the periods ended June 30, 2017, December 31, 2016, and June 30, 2016 (in thousands of dollars):

As of and for the three and six months ended June 30, 2017	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$146,097		$546,108		$692,205
Borrowings outstanding	$—		$531,500		$531,500
Available borrowing capacity (a)	$146,097		$14,608		$160,705
Average Borrowings Outstanding:
Three months ended June 30, 2017	$—		$541,874		$541,874
Six months ended June 30, 2017	$—		$552,130		$552,130
Borrowing Costs - Three Months Ended June 30, 2017:
Interest	$—	(b)	$4,407	(c)	$4,407
Fees	685	(b)	671	(c)	1,356
Total	$685		$5,078		$5,763
Borrowing Costs - Six Months Ended June 30, 2017:
Interest	$—	(b)	$8,725	(c)	$8,725
Fees	1,364	(b)	1,390	(c)	2,754
Total	$1,364		$10,115		$11,479

As of and for the year ended December 31, 2016	Agency Credit Facility	SFS Credit Facility	Total
Maximum borrowing capacity	$300,000	$1,035,000	$1,335,000
Borrowing base	$165,443	$569,021	$734,464
Borrowings outstanding	$—	$565,000	$565,000
Available borrowing capacity (a)	$165,443	$4,021	$169,464
Average borrowings outstanding	$—	$534,433	$534,433

As of and for the three and six months ended June 30, 2016	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$202,699		$529,100		$731,799
Borrowings outstanding	$—		$523,500		$523,500
Available borrowing capacity (a)	$202,699		$5,600		$208,299
Average Borrowings Outstanding:
Three months ended June 30, 2016	$—		$518,544		$518,544
Six months ended June 30, 2016	$—		$529,129		$529,129
Borrowing Costs - Three Months Ended June 30, 2016:
Interest	$—	(b)	$3,457	(c)	$3,457
Fees	715	(b)	696	(c)	1,411
Total	$715		$4,153		$4,868
Borrowing Costs - Six Months Ended June 30, 2016:
Interest	$—	(b)	$7,130	(c)	$7,130
Fees	1,388	(b)	1,417	(c)	2,805
Total	$1,388		$8,547		$9,935

(a)	The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.

(b)
Borrowing costs related to the Agency Credit Facility, which include interest and fees, are reflected in our Condensed Consolidated Income Statements as Interest Expense. See the table below for additional information related to Interest Expense associated with the Agency Credit Facility.

(c)
Borrowing costs related to the SFS Credit Facility are reflected in our Condensed Consolidated Income Statements within Cost of Finance Revenues. For the three and six months ended June 30, 2017 and 2016, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 3.7% and 3.2%, respectively.

Long-Term Debt—As of June 30, 2017, December 31, 2016, and June 30, 2016, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
York Property Mortgage, net of unamortized debt issuance costs of $5,050, $5,555, and $6,060	$305,907	$309,212	$312,398
2022 Senior Notes, net of unamortized debt issuance costs of $3,320, $3,642, and $3,963	296,680	296,358	296,037
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010, $1,010, and $1,010	(38,825)	(6,629)	(6,491)
Total Long-Term Debt, net	$563,762	$598,941	$601,944
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
On July 1, 2015, we entered into a seven-year, $325 million mortgage loan (the "York Property Mortgage") to refinance the Original York Property Mortgage. After the repayment of the Original York Property Mortgage and the funding of all closing costs, reserves, and expenses, we received net cash proceeds of approximately $98 million. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future share repurchases. In conjunction with this amendment, on July 3, 2017, we made a partial prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account associated with the York Property Mortgage. Any prepayments made during the period July 2018 to July 2021 will also be funded from the restricted cash management account. See below for information related to the cash management account associated with the York Property Mortgage.
In connection with the York Property Mortgage, we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap effective as of July 1, 2015 and a five-year interest rate collar effective as of July 1, 2017. In conjunction and concurrent with the June 2017 amendment to the York Property Mortgage, the notional amount of the interest rate collar was reduced by $57 million to reflect: (i) the $32 million prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each beginning in July 2018 and continuing through July 2021. See Note 8 for additional information related to the interest rate protection agreements.
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

•
If Sotheby's corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, our corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender for monthly debt service, insurance, and tax payments. The lender will retain any excess cash after debt service, insurance, and taxes as security. As of June 30, 2017, December 31, 2016, and June 30, 2016, the Cash Management Account had a balance of $7.4 million, $4.6 million, and $2.3 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets. On July 3, 2017, $7 million from the Cash Management Account was used to fund a portion of the $32 million prepayment of the York Property Mortgage discussed above.

•
Prior to June 21, 2017, Sotheby's was required to maintain a net worth of at least $425 million, subject to a cure period. As discussed above, on June 21, 2017, the York Property Mortgage was amended to reduce this $425 million requirement to $325 million.

As of June 30, 2017, the fair value of the York Property Mortgage approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per ASC 820, Fair Value Measurements.
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
As of June 30, 2017, the $300 million principal amount of the 2022 Senior Notes had a fair value of approximately $301.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under the Credit Agreement, the York Property Mortgage, and the 2022 Senior Notes during the five-year period after June 30, 2017 are as follows (in thousands of dollars):

Period	Amount
July 2017 to June 2018	$65,337
July 2018 to June 2019	$39,362
July 2019 to June 2020	$39,203
July 2020 to June 2021	$570,569
July 2021 to June 2022	$38,927

The table above assumes that the annual interest rate for the York Property Mortgage will be at the interest rate collar's floor rate of 4.167% for the remainder of the mortgage term.
Interest Expense—For the three and six months ended June 30, 2017 and 2016, Interest Expense consisted of the following (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Agency Credit Facility:
Amendment and arrangement fees	$288	$278	$576	$556
Commitment fees	397	437	788	832
Sub-total	685	715	1,364	1,388
York Property Mortgage	2,715	2,774	5,418	5,562
2022 Senior Notes	4,106	4,106	8,204	8,204
Other interest expense	66	43	119	30
Total Interest Expense	$7,572	$7,638	$15,105	$15,184
In the table above, Interest Expense related to the York Property Mortgage and the 2022 Senior Notes includes the amortization of debt issuance costs. Borrowing costs related to the SFS Credit Facility are reflected within Cost of Finance Revenues in our Condensed Consolidated Income Statements.

8. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of June 30, 2017, December 31, 2016, and June 30, 2016 (in thousands of dollars):

	Assets		Liabilities
June 30, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification		Fair Value
Cash Flow Hedges:
Interest rate swaps	Other Current Assets	$308	N/A		$—
Interest rate collar	N/A	—	Other Current Liabilities		1,550
Interest rate collar	N/A	—	Other Long-Term Liabilities		3,257
Total cash flow hedges		308		—	4,807
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities		2,176
Total		$308			$6,983

	Assets		Liabilities
December 31, 2016	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swaps	Other Current Assets	$82	Other Current Liabilities	$163
Interest rate collar	N/A	—	Other Long-Term Liabilities	5,952
Total cash flow hedges		82		6,115
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	30,258	N/A	—
Total		$30,340		$6,115

	Assets		Liabilities
June 30, 2016	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	N/A	$—	Other Current Liabilities	$1,341
Interest rate collar	N/A	—	Other Long-Term Liabilities	16,194
Total cash flow hedges		—		17,535
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	12,828	Other Current Liabilities	315
Total		$12,828		$17,850
During the three months ended June 30, 2017, we settled a derivative financial instrument designated as a net investment hedge with a notional value of $13.6 million and realized a loss of $0.1 million. During the six months ended June 30, 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $213.8 million and realized a net gain of $29.1 million. Realized gains and losses related to the settlement of derivative financial instruments designated as net investment hedges are reflected on our Condensed Consolidated Balance Sheets within Accumulated Other Comprehensive Loss.

The following tables summarize the effect of the derivative financial instruments designated as hedging instruments on our Condensed Consolidated Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion		Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Ineffective Portion
Three Months Ended June 30,	2017	2016		2017	2016	2017	2016
Cash Flow Hedges:
Interest rate swaps	$(7)	$(290)	Interest Expense	$(50)	$216	$—	$—
Interest rate collar	(527)	(1,873)	Non-operating (expense) income	—	—	622	—
Total cash flow hedges	(534)	(2,163)		(50)	216	622	—
Net Investment Hedges:
Foreign exchange contracts	(1,454)	5,773	N/A	—	—	—	—
Total	$(1,988)	$3,610		$(50)	$216	$622	$—

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion		Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Ineffective Portion
Six Months Ended June 30,	2017	2016		2017	2016	2017	2016
Cash Flow Hedges:
Interest rate swaps	$134	$(1,083)	Interest Expense	$35	$439	$—	$—
Interest rate collar	85	(5,792)	Non-operating (expense) income	—	—	622	—
Total cash flow hedges	219	(6,875)		35	439	622	—
Net Investment Hedges:
Foreign exchange contracts	(2,078)	5,773	N/A	—	—	—	—
Total	$(1,859)	$(1,102)		$35	$439	$622	$—
See the captioned sections below for information related to derivative financial instruments designated as cash flow hedges or as net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future share repurchases. In conjunction with this amendment, on July 3, 2017, we made a partial prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account related to the mortgage. Any prepayments made during the period July 2018 to July 2021 will also be funded from the restricted cash management account. See Note 7 for information on the restricted cash management account related to the York Property Mortgage.
In connection with the York Property Mortgage, we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. These interest rate protection agreements effectively fix the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remaining seven-year term.

In conjunction and concurrent with the June 2017 amendment to the York Property Mortgage, the notional amount of the Mortgage Collar was reduced by $57 million to reflect: (i) the $32 million prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each beginning in July 2018 and continuing through July 2021. The reduced notional amount of the Mortgage Collar relates to the previously forecasted interest payments that are no longer probable of occurring as a result of the June 2017 amendment to the York Property Mortgage. This reduction in the notional amount of the Mortgage Collar resulted in a $0.6 million (net of tax) reclassification from Accumulated Other Comprehensive Loss into Net Income in the second quarter of 2017.
As of June 30, 2017, the notional value of the Mortgage Swap was $311 million and the notional value of the Mortgage Collar was $278.3 million. As of June 30, 2017, the Mortgage Swap and the Mortgage Collar each have a notional amount that is no greater than the applicable forecasted principal balance of the York Property Mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreements are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of June 30, 2017, the notional value of the SFS Swap was $63 million. See Note 7 for additional information related to the SFS Credit Facility.
At their inception, the Mortgage Swap, the Mortgage Collar, and the SFS Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges is effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in our Condensed Consolidated Income Statements in the same period that interest expense related to the underlying debt instruments is recorded. Any hedge ineffectiveness is immediately recognized in Net Income. In addition, if any of the forecasted transactions associated with the Cash Flow Hedges are no longer probable of occurring, any related amounts previously recorded in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets would be immediately reclassified into Net Income. As discussed above, certain previously forecasted interest payments associated with the Mortgage Collar became no longer probable of occurring in the second quarter of 2017 and, as a result, $0.6 million (net of tax) of the amount previously recorded in Accumulated Other Comprehensive Loss was immediately reclassified into Net Income.
Management performs a quarterly assessment to determine whether each of the Cash Flow Hedges continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments. As of June 30, 2017, each of the Cash Flow hedges, including the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments.
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

Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of June 30, 2017, the aggregate notional value of our outstanding net investment hedge contracts was $49.7 million.
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
Derivative Financial Instruments Not Designated as Hedging Instruments—We also utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements arising from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. These instruments are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these instruments are recognized in our Condensed Consolidated Income Statements in Non-Operating Income.
As of June 30, 2017, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $197.9 million. Notional values do not quantify risk or represent our assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect either of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings. As of June 30, 2017, December 31, 2016, and June 30, 2016 the aggregate fair value of these contracts represented liabilities of $1.4 million, $3.6 million, and $3.7 million, respectively, which were recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
9. Sale of Pink Diamond
Our reported inventory balances include a Fancy Vivid Pink Diamond (the "Pink Diamond") with a carrying value of $68.4 million. In the second quarter of 2016, we sold an undivided legal and beneficial 50% ownership interest in the Pink Diamond for $34.2 million in cash. In April 2017, at our Magnificent Jewels and Jadeite Sale in Hong Kong (the "Auction"), the Pink Diamond was sold for a total purchase price of approximately $71.2 million (the "Purchase Price"). The purchaser of the Pink Diamond, who is one of the largest jewelery retailers in the world, is legally obligated to pay the Purchase Price by no later than April 4, 2018.
Although the Auction occurred in the second quarter of 2017, the sale will not be recognized in our financial statements until we collect the Purchase Price and transfer title and possession of the Pink Diamond to the purchaser. Until that time, the Pink Diamond will continue to be reported on our balance sheet within Inventory at its $68.4 million carrying value, with the $34.2 million cash payment received in the second quarter of 2016 recorded within Other Current Liabilities. When payment is collected and the related revenue is recognized in our financial statements, the sale of the Pink Diamond will result in a gain of approximately $0.5 million, after taking into account the associated Cost of Inventory Sales of $70.7 million, which includes amounts due to our partner and other costs related to the sale.

10 . Supplemental Condensed Consolidated Balance Sheet Information
As of June 30, 2017, December 31, 2016, and June 30, 2016, Prepaid Expenses and Other Current Assets consisted of the following (in thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
Prepaid expenses	$27,293	$20,436	$17,906
Derivative financial instruments (see Note 8)	308	30,340	12,828
Other (a)	17,854	25,831	11,041
Total Prepaid Expenses and Other Current Assets	$45,455	$76,607	$41,775

(a)	Other principally includes receivables related to insurance recoveries and, to a much lesser extent, other miscellaneous short-term assets.
For the six months ended June 30, 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value $213.8 million and realized a net gain of $29.1 million. See Note 8 for additional information related to derivative financial instruments.

As of June 30, 2017, December 31, 2016, and June 30, 2016, Other Long-Term Assets consisted of the following (in thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
Defined benefit pension plan asset (see Note 6)	$86,317	$78,576	$64,141
Equity method investments (a)	47,299	43,143	41,575
Trust assets related to deferred compensation liability	25,128	26,713	37,686
Restricted cash (b)	17,332	1,064	1,126
Other	16,919	15,928	14,677
Total Other Long-Term Assets	$192,995	$165,424	$159,205

(a)
Includes our equity method investments in RM Sotheby's and AMA, as well as a partnership that was formed in the second quarter of 2017 through which artworks are being purchased and sold. As of June 30, 2017, our investment in this partnership was $5.3 million, representing our 50% ownership interest.

(b)
As of June 30, 2017, restricted cash reflected within Other Long-Term Assets principally relates to $15.3 million of funds held in escrow pending the final settlement of a sale. As of December 31, 2016 and June 30, 2016, restricted cash reflected within Other Long-Term Assets primarily consists of segregated cash related to long-term lease arrangements.

As of June 30, 2017, December 31, 2016, and June 30, 2016, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
Deferred compensation liability	$24,477	$25,914	$35,707
Acquisition earn-out consideration (see Note 19)	17,500	26,250	—
Interest rate collar liability (see Note 8)	3,257	5,952	16,194
Other	6,623	6,964	7,022
Total Other Long-Term Liabilities	$51,857	$65,080	$58,923

11 . Supplemental Condensed Consolidated Cash Flow Information
For the six months ended June 30, 2017 and 2016, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows included the following (in thousands of dollars):

	Six Months Ended June 30,
	2017	2016
(Increase) decrease in:
Prepaid expenses and other current assets	$2,342	$2,851
Other long-term assets	794	431
Income tax receivables and deferred income tax assets	(20,896)	27,551
Decrease in:
Accrued income taxes and deferred income tax liabilities	(2,872)	(7,823)
Accounts payable and accrued liabilities and other liabilities	(20,575)	(3,145)
Total changes in other operating assets and liabilities	$(41,207)	$19,865
12. Shareholders' Equity and Dividends
Common Stock Repurchase Program—The following table provides information regarding our common stock repurchase program for the six months ended June 30, 2017 and 2016 (in thousands, except for per share data):

	Six Months Ended
	June 30, 2017	June 30, 2016
Shares repurchased	740	10,989
Aggregate purchase price	$33,940	$282,205
Average price per share	$45.86	$25.68
As of June 30, 2017 and August 2, 2017, the remaining authorization from our Board of Directors under our common stock repurchase program was $6.3 million.
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
Special Dividend—On January 29, 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. In conjunction with this special dividend, approximately $11 million was accrued for dividend equivalents owed on share-based payments to employees, which was charged to retained earnings. For the six months ended June 30, 2017 and 2016, approximately $2 million and $1.4 million, respectively, of such accrued dividend equivalents were paid upon the vesting of the underlying awards.

13. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended June 30,
	2017	2016
Currency Translation Adjustments
Balance at April 1	$(86,853)	$(55,242)
Other comprehensive income (loss) before reclassifications, net of tax of $835 and ($1,750)	6,526	(16,032)
Other comprehensive income (loss)	6,526	(16,032)
Balance at June 30	(80,327)	(71,274)
Cash Flow Hedges
Balance at April 1	(2,826)	(8,795)
Other comprehensive loss before reclassifications, net of tax of ($331) and ($1,340)	(534)	(2,163)
Reclassifications from accumulated other comprehensive loss, net of tax of $354 and $134	572	216
Other comprehensive income (loss)	38	(1,947)
Balance at June 30	(2,788)	(10,742)
Net Investment Hedges
Balance at April 1	15,994	—
Other comprehensive (loss) income before reclassifications, net of tax of ($885) and $3,877	(1,454)	5,773
Other comprehensive (loss) income	(1,454)	5,773
Balance at June 30	14,540	5,773
Defined Benefit Pension Plan
Balance at April 1	(13,855)	(9,201)
Currency translation adjustments	(571)	572
Prior service cost amortization, net of tax of ($3) and $0	(20)	—
Actuarial loss amortization, net of tax of $45 and $0	235	—
Other comprehensive (loss) income	(356)	572
Balance at June 30	(14,211)	(8,629)
Total other comprehensive income (loss) attributable to Sotheby's	4,754	(11,634)
Accumulated other comprehensive loss as of June 30	$(82,786)	$(84,872)
The following is a summary of the reclassification adjustments made to Accumulated Other Comprehensive Loss for the three months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended June 30,
	2017	2016
Cash Flow Hedges
Settlements	$926	$350
Tax effect	(354)	(134)
Reclassification adjustments, net of tax	572	216
Defined Benefit Pension Plan
Prior service cost amortization	(23)	—
Actuarial loss amortization	280	—
Pre-tax total	257	—
Tax effect	(42)	—
Reclassification adjustments, net of tax	215	—
Total reclassification adjustments, net of tax	$787	$216

The following is a summary of the changes in Accumulated Other Comprehensive Loss for the six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Six Months Ended June 30,
	2017	2016
Currency Translation Adjustments
Balance at January 1	$(89,478)	$(52,279)
Other comprehensive income (loss) before reclassifications, net of tax of $1,421 and ($2,745)	9,151	(18,995)
Other comprehensive income (loss)	9,151	(18,995)
Balance at June 30	(80,327)	(71,274)
Cash Flow Hedges
Balance at January 1	(3,664)	(4,306)
Other comprehensive income (loss) before reclassifications, net of tax of $135 and ($4,260)	219	(6,875)
Reclassifications from accumulated other comprehensive income (loss), net of tax of $407 and $272	657	439
Other comprehensive income (loss)	876	(6,436)
Balance at June 30	(2,788)	(10,742)
Net Investment Hedges
Balance at January 1	16,618	—
Other comprehensive (loss) income before reclassifications, net of tax of ($1,270) and $3,877	(2,078)	5,773
Other comprehensive (loss) income	(2,078)	5,773
Balance at June 30	14,540	5,773
Defined Benefit Pension Plan
Balance at January 1	(13,834)	(9,619)
Currency translation adjustments	(800)	909
Net actuarial gain, net of tax of $0 and ($81)	—	81
Prior service cost amortization, net of tax of ($7) and $0	(39)	—
Actuarial loss amortization, net of tax of $91 and $0	462	—
Other comprehensive (loss) income	(377)	990
Balance at June 30	(14,211)	(8,629)
Total other comprehensive income (loss) attributable to Sotheby's	7,572	(18,668)
Accumulated other comprehensive loss as of June 30	$(82,786)	$(84,872)
The following is a summary of the reclassification adjustments made to Accumulated Other Comprehensive Loss for the six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Six Months Ended June 30,
	2017	2016
Cash Flow Hedges
Settlements	$1,064	$711
Tax effect	(407)	(272)
Reclassification adjustments, net of tax	657	439
Defined Benefit Pension Plan
Prior service cost amortization	(46)	—
Actuarial loss amortization	553	—
Pre-tax total	507	—
Tax effect	(84)	—
Reclassification adjustments, net of tax	423	—
Total reclassification adjustments, net of tax	$1,080	$439

14. Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between October 26, 2017 and January 11, 2021. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $15.4 million as of June 30, 2017.
Tax Contingencies—We are subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between us and our clients. The application of these laws and regulations to our unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. We are generally not responsible for these indirect tax liabilities unless we fail to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose us to claims from tax authorities and could require us to record a liability and corresponding charge to our income statement.
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
See Note 4 for information related to unfunded commitments to extend additional loans through SFS. See Note 7 for information related to debt commitments. See Note 15 for information related to income tax contingencies. See Note 16 for information related to auction guarantees. See Note 19 for information related to our commitment to make earn-out payments to the former principals of AAP.
15. Uncertain Tax Positions
As of June 30, 2017, our liability for unrecognized tax benefits, excluding interest and penalties, was $20.4 million, representing a net increase of $0.9 million when compared to a liability of $19.5 million as of December 31, 2016. This net increase is primarily the result of the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters, partially offset by the expiration of the statute of limitations for certain tax years and the favorable settlement of tax audits. As of June 30, 2016, the liability for unrecognized tax benefits, excluding interest and penalties, was $19.5 million.
As of June 30, 2017, December 31, 2016, and June 30, 2016, the total amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate was $9.6 million, $9.3 million, and $13.7 million, respectively. We believe it is reasonably possible that a decrease of $10.1 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2017 balance sheet date as a result of the expiration of statutes of limitations and the expected settlement of ongoing tax audits.
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
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense. The accrual for such interest and penalties increased by $0.5 million for the six months ended June 30, 2017.
Our policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in our Condensed Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in our Condensed Consolidated Income Statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense in our Condensed Consolidated Income Statements.

16. Auction Guarantees
From time-to-time in the ordinary course of our business, we will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). If the property offered under the auction guarantee sells above the minimum guaranteed price, we are generally entitled to a share of the excess proceeds (the "overage"). In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee (the "shortfall"). The amount of any shortfall recorded in our Condensed Consolidated Income Statements is reduced by any auction commissions earned on property sold under the auction guarantee. If any item of property offered under the auction guarantee does not sell, the amount of the auction guarantee must be paid, but we take ownership of the unsold property and may recover the amount paid through its future sale. In certain limited situations, if the guaranteed property fails to sell at auction or if the purchaser defaults, the consignor has the right to cancel the auction guarantee and retain the property. Depending on the mix of items subject to an auction guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
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
As of June 30, 2017, we had outstanding auction guarantees totaling $9.8 million. Our financial exposure under these auction guarantees is reduced by irrevocable bids totaling $2.7 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions during the fourth quarter of 2017.
We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of June 30, 2017 and December 31, 2016, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $0.4 million and $0.6 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets. As of June 30, 2016, the liability related to our obligation to perform under our outstanding auction guarantees was not material.

As of August 2, 2017, we had outstanding auction guarantees totaling $17 million and, as of that date, our financial exposure was reduced by irrevocable bids totaling $2.7 million. Each of the auction guarantees outstanding as of August 2, 2017, had a minimum guaranteed price that was within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the fourth quarter of 2017. As of August 2, 2017, we have advanced $1.1 million of the total guaranteed amount.
17. Share-Based Payments
Share-Based Payments—Share-based payments made to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted shares, and stock options. Share-based payments are also made to members of our Board of Directors through the issuance of deferred stock units. A description of each of these share-based payments is provided below.
For the three and six months ended June 30, 2017 and 2016, compensation expense for share-based payments made to employees was reflected in the following accounts in our Condensed Consolidated Income Statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Salaries and related costs	$5,946	$2,291	$12,015	$8,128
Voluntary separation incentive programs	—	(334)	—	(640)
Total share-based payment expense (pre-tax)	$5,946	$1,957	$12,015	$7,488
Total share-based payment expense (after-tax)	$3,940	$1,609	$7,997	$5,410
For the three and six months ended June 30, 2016, our Condensed Consolidated Income Statements include credits of ($0.3) million and ($0.6) million, respectively, related to the voluntary separation incentive programs enacted in the fourth quarter of 2015. These credits were the result of changes in our estimate of the number of performance-based stock units held by program participants that were expected to vest.
As discussed in Note 1, on January 1, 2017, we adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all excess tax benefits and deficiencies resulting from the vesting of share-based payments be recorded in the statement of operations, whereas previous guidance generally permitted such items to be recorded in the equity section of the balance sheet provided that an adequate level of previously recorded excess tax benefits existed. This aspect of ASU 2016-09 was adopted on a prospective basis.
For the six months ended June 30, 2017, we recognized a $2.6 million excess tax benefit related to share-based payment in our Condensed Consolidated Income Statements. This tax benefit represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
For the six months ended June 30, 2016, we recognized a ($1.3) million tax shortfall related to share-based payment. This tax shortfall represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period was less than the tax benefit initially recognized in our Condensed Consolidated Financial Statements. As discussed above, prior to the adoption of ASU 2016-09 on January 1, 2017, such tax shortfalls were accounted for as a reduction to previously recorded excess tax benefits related to share-based payments within Additional Paid-in Capital on our Condensed Consolidated Balance Sheets.
As of June 30, 2017, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $33.3 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.4 years. We do not capitalize any compensation expense related to share-based payments to employees.
Restricted Stock Unit Plan—The Sotheby's Restricted Stock Unit Plan (as amended and restated, the "Restricted Stock Unit Plan") provides for the issuance of restricted stock units ("RSU's") and restricted shares to employees. Awards made under the Restricted Stock Unit Plan are subject to the approval of the Compensation Committee of our Board of Directors (the "Compensation Committee"). In making awards under the Restricted Stock Unit Plan, the Compensation Committee takes into account the nature of the services rendered by employees, their present and potential future contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deems relevant.

RSU's and restricted shares issued under the Restricted Stock Unit Plan generally vest evenly over a three-year service period. Prior to vesting, holders of RSU's and restricted shares are entitled to receive non-forfeitable dividend equivalents and dividends, respectively, at the same rate as dividends are paid on our common stock (if and when such dividends are paid). Prior to vesting, holders of RSU's do not have voting rights, while holders of restricted shares have voting rights. RSU's and restricted shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
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
For the six months ended June 30, 2017, the Compensation Committee approved share-based payment awards with a total grant date fair value of $30.8 million, as follows:

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

•	401,997 RSU's with a grant date fair value of $16.2 million and annual vesting opportunities over a three-year service period.
Summary of Outstanding Share-Based Payment Awards—For the six months ended June 30, 2017, changes to the number of outstanding RSU’s, PSU’s, and restricted shares were as follows (shares in thousands):

	Restricted Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,235	$36.40
Granted	772	$39.87
Vested	(754)	$39.07
Canceled	(183)	$38.88
Outstanding at June 30, 2017	2,070	$36.50
As of June 30, 2017, 2.3 million shares were available for future awards issued pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the six months ended June 30, 2017 and 2016 was $35.9 million and $13.8 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan are exercisable into authorized, but unissued shares of our common stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of June 30, 2017, 104,100 shares of our common stock were available for the issuance of stock options under the Stock Option Plan. As of June 30, 2017, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 2.6 years, and an aggregate intrinsic value of $1.6 million. No stock options were exercised or granted during the six months ended June 30, 2017 and 2016.

Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three and six months ended June 30, 2017 and 2016, we recognized $0.3 million and $0.5 million, respectively, within General and Administrative Expenses in our Condensed Consolidated Income Statements related to common stock shares awarded under the Directors Stock Plan. As of June 30, 2017, 158,917 deferred stock units were outstanding under the Directors Stock Plan and 125,552 units were available for future issuance.
18. Earnings Per Share
Basic earnings per share—Basic earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic earnings per share as the impact would be anti-dilutive. Our participating securities include unvested restricted stock units and unvested restricted shares held by employees, both of which have non-forfeitable rights to dividends (see Note 17).
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Our potential common shares include unvested performance share units held by employees, incremental common shares issuable upon the exercise of employee stock options, and deferred stock units held by members of our Board of Directors (see Note 17).
For the three and six months ended June 30, 2017 and 2016, approximately 1 million potential common shares related to share-based payment awards were excluded from the computation of diluted earnings per share because the financial performance or stock price targets inherent in such awards were not achieved as of the respective balance sheet dates.

The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Basic:
Numerator:
Net income attributable to Sotheby’s	$76,891	$88,964	$65,566	$63,080
Less: Net income attributable to participating securities	1,176	1,226	1,019	821
Net income attributable to Sotheby’s common shareholders	$75,715	$87,738	$64,547	$62,259
Denominator:
Weighted average common shares outstanding	52,716	57,104	52,866	60,063
Basic earnings per share - Sotheby’s common shareholders	$1.44	$1.54	$1.22	$1.04
Diluted:
Numerator:
Net income attributable to Sotheby’s	$76,891	$88,964	$65,566	$63,080
Less: Net income attributable to participating securities	1,176	1,226	1,019	821
Net income attributable to Sotheby’s common shareholders	$75,715	$87,738	$64,547	$62,259
Denominator:
Weighted average common shares outstanding	52,716	57,104	52,866	60,063
Weighted average effect of dilutive potential common shares:
Performance share units	151	458	293	454
Deferred stock units	159	137	157	153
Stock options	28	13	26	12
Weighted average dilutive potential common shares outstanding	338	608	476	619
Weighted average diluted shares outstanding	53,054	57,712	53,342	60,682
Diluted earnings per share - Sotheby’s common shareholders	$1.43	$1.52	$1.21	$1.03
The decrease in weighted average common shares outstanding between the current and prior year reporting periods is due to common stock repurchases made throughout 2016 and in the second quarter of 2017. See Note 12 for additional information on our share repurchase program.

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
As indicated above, in connection with the acquisition of AAP, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") was to be measured at the end of each calendar year during the four-year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015. Amounts owed pursuant to the earn-out arrangement are considered to be compensation expense for accounting purposes and are classified within Salaries and Related Costs in our Condensed Consolidated Income Statements.
For the three and six months ended June 30, 2016, we recognized $2.2 million and $4.4 million, respectively, of compensation expense associated with the AAP earn-out arrangement based on our initial estimate of progress against the Target. For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement, reflecting the full achievement of the Target as a result of our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during the initial annual period. The $35 million owed under the earn-out arrangement is being paid in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020. The portion of the accrued liability due in the first quarter of 2018 ($8.75 million) is recorded within Accrued Salaries and Related Costs on our Condensed Consolidated Balance Sheets, and the remaining liability ($17.5 million) is recorded within Other Long-Term Liabilities. See Note 10.
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
20. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales brokered by Sotheby's. For the three and six months ended June 30, 2017, we recognized Agency Commissions and Fees of $1 million and $4.6 million, respectively, related to property sold or purchased by related parties. For the three and six months ended June 30, 2016, such amounts totaled $0.1 million and $0.7 million, respectively. As of June 30, 2017, no amounts were owed to related party consignors. As of June 30, 2016, amounts owed to related party consignors totaled $10.6 million.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which requires long-term lease arrangements to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for us beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2016-02 on our financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We will apply ASU 2017-09 prospectively to any share-based payment awards modified on or after its January 1, 2018 effective date.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") should be read in conjunction with Note 3 ("Segment Reporting") of Notes to Condensed Consolidated Financial Statements.
Sotheby's Business
Sotheby's is a global art and luxury business, offering its clients opportunities to connect with and transact in the world's most extraordinary objects. Auctioneers since 1744, today we offer a variety of innovative art-related services, including the brokerage of private art sales, the brokerage of private jewelry sales through our Sotheby's Diamonds brand, exclusive private selling exhibitions at our S|2 galleries, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
Our operations are organized under two segments: the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby’s Financial Services (“SFS”). The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, jewelry, wine and collectibles (collectively, "art" or "works of art" or "artwork" or "property") through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process and RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. SFS earns interest income through art-related financing activities by making loans that are secured by works of art. Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, and short and long-term planning, and provides advice to artists and artists' estates. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business and brand licensing activities.
The global art market is influenced over time by the overall strength and stability of the global economy, the financial markets of various countries, geopolitical conditions, and world events, all of which may impact the willingness of potential buyers and sellers to purchase and sell art. Our ability to source high quality and valuable property for consignment is also highly dependent on the meaningful institutional and personal relationships we have with our clients, which sometimes span generations. As these relationships develop over time, we provide our clients with strategic guidance on collection identity, development and acquisition, and then help them navigate the financial, logistical and personal considerations involved with deciding to sell their valued artworks. A client's decision to sell their art may be part of their long-term financial planning process or could occur suddenly as a result of an unexpected change in circumstances. As a result, it is difficult to predict with any certainty the supply of high quality and valuable property available for consignment in advance of peak selling seasons.
Competition in the global art market is intense. Artworks are sold primarily through the major auction houses, numerous art dealers, smaller auction houses, and also directly between private collectors. In recent years, a growing number of art dealers and private collectors now buy and sell artworks at art fairs such as the The European Fine Art Fair (TEFAF), Art Basel, and the Frieze art fairs. A fundamental challenge facing any auctioneer or art dealer is the sourcing of high quality and valuable property for sale either as agent or as principal. Our primary competitor in the global art market is Christie's, a privately owned auction house. To a lesser extent, we also face competition from a variety of art dealers across all collecting categories, as well as smaller auction houses such as Bonhams and Phillips and certain regional auction houses. In the Chinese art market, we compete with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd., and Beijing Council International Auction Co. Ltd.
In response to the competitive environment, we may offer consignors a variety of financial incentives such as auction commission sharing arrangements and auction guarantees as a means to secure high-value consignments. Although these incentives may lead to a higher level of auction consignments, they adversely impact auction commission margins, and auction guarantees introduce the possibility of incurring a loss on the transaction and reduced liquidity if the underlying property fails to sell at the minimum guaranteed price. To mitigate the risk of a decline in auction commission margins, from time-to-time, we adjust our commission rate structures. In addition, we may reduce our financial exposure under auction guarantees through contractual risk and reward sharing arrangements such as irrevocable bids under which a counterparty commits to bid a predetermined price on the guaranteed property. However, we could be exposed to losses in the event any of our counterparties do not perform according to the terms of these contractual arrangements.

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
Business and Industry Trends
Following a period of expansion that began in late-2009 and lasted until the fourth quarter of 2015, the global art market entered a period of lower sales, particularly in the Impressionist, Modern and Contemporary Art collecting categories. However, even during this period of lower sales, collectors have continued to purchase top quality works of art for strong prices. We have also recently seen encouraging sell-through rates at our auctions with a greater proportion of sales exceeding their pre-sale low estimates.
During the first six months of 2017, we have experienced a 9% increase in Consolidated Sales1, when compared to the same period in the prior year, before giving effect to differences in foreign currency exchange rates. During this same period of time, we have also seen an improvement in Auction Commission Margin versus the prior year from 16.1% to 16.7%. However, this improvement has been offset by higher operating expenses, primarily related to incentive compensation, a trend we expect to continue for the balance of the year.
Consolidated Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016
For the six months ended June 30, 2017, we reported net income of $65.6 million ($1.21 per diluted share), representing a $2.5 million (4%) increase when compared to the same period in the prior year when we reported net income of $63.1 million ($1.03 per diluted share). After excluding certain charges in the current and prior year periods, Adjusted Net Income* decreased $2.8 million (4%), from $68.9 million to $66.1 million, as a $21.5 million (6%) increase in Agency commissions and fees was offset by a higher level of indirect expenses and a $3.4 million (11%) decrease in SFS revenues. Despite the 4% decrease in Adjusted Net Income* during the current six month period, Adjusted Diluted EPS* increased 8%, from $1.13 to $1.22, as a result of the significant level of common stock repurchases made over the last 18 months. During this period, we have reduced the number of common stock shares outstanding by 13.1 million, from 65.8 million to 52.7 million.
For the three months ended June 30, 2017, we reported net income of $76.9 million, representing a $12.1 million (14%) decrease when compared to the same period in the prior year, as a higher level of Agency commissions and fees and a lower effective income tax rate are more than offset by a higher level of indirect expenses. Although net income for the three months ended June 30, 2017 decreased by 14%, diluted earnings per share decreased by only 6%, from $1.52 to $1.43, as a result of the lower number of common stock shares outstanding.
_________________
1 Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales, as defined below.
* See "Non-GAAP Financial Measures" below for a description of these non-GAAP financial measures and a reconciliation to the most comparable GAAP amount.

Outlook
Based on sales activity to date in 2017, the markets in which we operate continue to show signs of strengthening.  However, given the seasonally low sales levels associated with third quarter auction activity and the traditionally low visibility we have into sales scheduled to occur more than one quarter in the future, it is difficult to forecast revenues for the balance of the year. (See statement on Forward Looking Statements.)

The following tables present a summary of our consolidated results of operations and related statistical metrics for the three and six months ended June 30, 2017 and 2016, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended June 30,	2017	2016	$/%	%
Revenues:
Agency commissions and fees	$276,807	$273,764	$3,043	1%
Inventory sales	19,937	5,281	14,656	*
Finance	13,359	14,750	(1,391)	(9%)
Other	4,795	4,870	(75)	(2%)
Total revenues	314,898	298,665	16,233	5%
Expenses:
Agency direct costs	29,881	31,243	(1,362)	(4%)
Cost of inventory sales	22,255	7,381	14,874	*
Cost of finance revenues	5,078	4,153	925	22%
Marketing	5,951	4,408	1,543	35%
Salaries and related (a)	87,297	75,227	12,070	16%
General and administrative	43,362	40,909	2,453	6%
Depreciation and amortization	5,676	5,492	184	3%
Voluntary separation incentive programs (net)	—	(231)	231	100%
Total expenses	199,500	168,582	30,918	18%
Operating income	115,398	130,083	(14,685)	(11%)
Net interest expense (b)	(7,205)	(7,363)	158	2%
Non-operating (expense) income	(299)	374	(673)	N/A
Income before taxes	107,894	123,094	(15,200)	(12%)
Income tax expense	31,468	34,355	(2,887)	(8%)
Equity in earnings of investees	466	191	275	*
Net income	76,892	88,930	(12,038)	(14%)
Less: Net income (loss) attributable to noncontrolling interest	1	(34)	35	N/A
Net income attributable to Sotheby's	$76,891	$88,964	$(12,073)	(14%)
Diluted earnings per share - Sotheby’s common shareholders	$1.43	$1.52	$(0.09)	(6%)
Statistical Metrics:
Aggregate Auction Sales (c)	$1,839,939	$1,864,914	$(24,975)	(1%)
Net Auction Sales (d)	$1,543,331	$1,567,495	$(24,164)	(2%)
Private Sales (e)	$189,027	$146,577	$42,450	29%
Consolidated Sales (f)	$2,048,903	$2,016,772	$32,131	2%
Effective income tax rate	29.2%	27.9%	1.3%	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (g)	$172,167	$155,476	$16,691	11%
Adjusted Operating Income (g)	$115,398	$131,655	$(16,257)	(12%)
Adjusted Net Income (g)	$77,533	$89,927	$(12,394)	(14%)
Adjusted Diluted EPS (g)	$1.44	$1.53	$(0.09)	(6%)
EBITDA (g)	$121,240	$136,174	$(14,934)	(11%)
EBITDA Margin (g)	38.5%	45.6%	(7.1%)	N/A
Adjusted EBITDA (g)	$122,280	$137,746	$(15,466)	(11%)
Adjusted EBITDA Margin (g)	38.8%	46.1%	(7.3%)	N/A

			Variance
Six Months Ended June 30,	2017	2016	$/%	%
Revenues:
Agency commissions and fees	$376,300	$354,829	$21,471	6%
Inventory sales	91,314	12,075	79,239	*
Finance	26,126	29,505	(3,379)	(11%)
Other	8,695	8,787	(92)	(1%)
Total revenues	502,435	405,196	97,239	24%
Expenses:
Agency direct costs	39,398	40,782	(1,384)	(3%)
Cost of inventory sales	93,662	18,119	75,543	*
Cost of finance revenues	10,115	8,547	1,568	18%
Marketing	11,862	9,421	2,441	26%
Salaries and related (a)	151,643	143,398	8,245	6%
General and administrative	82,313	76,585	5,728	7%
Depreciation and amortization	11,060	10,788	272	3%
Voluntary separation incentive programs (net)	(162)	(538)	376	70%
Total expenses	399,891	307,102	92,789	30%
Operating income	102,544	98,094	4,450	5%
Net interest expense (b)	(14,481)	(14,513)	32	—%
Non-operating income	541	421	120	29%
Income before taxes	88,604	84,002	4,602	5%
Income tax expense	24,176	21,569	2,607	12%
Equity in earnings of investees	1,133	587	546	93%
Net income	65,561	63,020	2,541	4%
Less: Net loss attributable to noncontrolling interest	(5)	(60)	55	92%
Net income attributable to Sotheby's	$65,566	$63,080	$2,486	4%
Diluted earnings per share - Sotheby’s common shareholders	$1.21	$1.03	$0.18	17%
Statistical Metrics:
Aggregate Auction Sales (c)	$2,407,229	$2,450,306	$(43,077)	(2%)
Net Auction Sales (d)	$2,018,234	$2,058,671	$(40,437)	(2%)
Private Sales (e)	$333,810	$249,624	$84,186	34%
Consolidated Sales (f)	$2,832,353	$2,712,005	$120,348	4%
Effective income tax rate	27.3%	25.7%	1.6%	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (g)	$296,276	$270,870	$25,406	9%
Adjusted Operating Income (g)	$102,382	$107,660	$(5,278)	(5%)
Adjusted Net Income (g)	$66,109	$68,923	$(2,814)	(4%)
Adjusted Diluted EPS (g)	$1.22	$1.13	$0.09	8%
EBITDA (g)	$115,283	$109,950	$5,333	5%
EBITDA Margin (g)	22.9%	27.1%	(4.2%)	N/A
Adjusted EBITDA (g)	$116,161	$119,516	$(3,355)	(3%)
Adjusted EBITDA Margin (g)	23.1%	29.5%	(6.4%)	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(b)	Represents interest expense less interest income.
(c)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium.
(d)	Represents the total hammer (sale) price of property sold at auction.
(e)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(f)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(g)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Separate discussions of Agency segment and SFS results for the three and six months ended June 30, 2017 and 2016, as well as a comparison of our indirect expenses between these periods, are presented in the captioned sections below.
Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks acquired principally as a consequence of the auction process.
For the six months ended June 30, 2017, Agency segment income before taxes increased $8.4 million (14%), when compared to the same period in the prior year. After excluding certain charges in the current and prior year periods, Adjusted Agency Segment Income Before Taxes* increased $1.2 million (2%). The comparison between the current and prior six month periods is significantly influenced by changes in foreign currency exchange rates, which reduced Adjusted Agency Segment Income Before Taxes* by $7.2 million. Excluding the impact of changes in foreign currency exchange rates, Adjusted Agency Segment Income Before Taxes* increased $8.4 million (12%) principally due to a higher level of auction and private sale commissions, better results from our portfolio of auction guarantees, and a lower level of losses from inventory activities. However, the improvement in these areas is partially offset by a higher level of indirect expenses.
For the three months ended June 30, 2017, Agency segment income before taxes decreased $13.5 million (12%), when compared to the same period in the prior year. The comparison between the current and prior quarterly periods is significantly influenced by changes in foreign currency exchange rates, which reduced Agency segment income before taxes by $3 million. Excluding the impact of changes in foreign currency exchange rates, Agency segment income before taxes decreased $10.5 million (9%) as a higher level of Agency commissions and fees, due in large part to better results from our portfolio of auction guarantees, is more than offset by a higher level of indirect expenses.

_______________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

The following tables present a summary of Agency segment income before taxes and related statistical metrics, in thousands of dollars, for the three and six months ended June 30, 2017 and 2016. A detailed discussion of the significant factors impacting the comparison of Agency segment results between the current and prior year periods is presented below the table.

			Variance
Three Months Ended June 30,	2017	2016	$ / %	%
Revenues:
Agency commissions and fees:
Auction commissions	$251,502	$256,554	$(5,052)	(2%)
Private sale commissions	14,616	14,183	433	3%
Other Agency commissions and fees (net) (a)	10,689	3,027	7,662	*
Total Agency commissions and fees	276,807	273,764	3,043	1%
Inventory sales	17,706	3,294	14,412	*
Total Agency segment revenues	294,513	277,058	17,455	6%
Expenses:
Agency direct costs:
Auction direct costs	28,559	30,244	(1,685)	(6%)
Private sale expenses	1,322	999	323	32%
Intersegment costs (b)	3,003	1,802	1,201	67%
Total Agency direct costs	32,884	33,045	(161)	—%
Cost of inventory sales	20,671	5,942	14,729	*
Marketing	5,869	4,329	1,540	36%
Salaries and related (c)	83,861	71,987	11,874	16%
General and administrative	41,567	38,904	2,663	7%
Depreciation and amortization	5,343	5,247	96	2%
Voluntary separation incentive programs (net)	—	(227)	227	100%
Total Agency segment expenses	190,195	159,227	30,968	19%
Agency segment operating income	104,318	117,831	(13,513)	(11%)
Net interest expense (d)	(6,843)	(4,764)	(2,079)	(44%)
Non-operating expense	(433)	(2,083)	1,650	79%
Equity in earnings (losses) of investees	184	(268)	452	N/A
Agency segment income before taxes	$97,226	$110,716	$(13,490)	(12%)
Statistical Metrics:
Aggregate Auction Sales (e)	$1,839,939	$1,864,914	$(24,975)	(1%)
Net Auction Sales (f)	$1,543,331	$1,567,495	$(24,164)	(2%)
Items sold at auction with a hammer (sale) price greater than $1 million	229	227	2	1%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,018,738	$940,344	$78,394	8%
Items sold at auction with a hammer (sale) price greater than $3 million	76	74	2	3%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$766,911	$686,620	$80,291	12%
Auction Commission Margin (g)	16.3%	16.4%	(0.1%)	N/A
Auction direct costs as a percentage of Net Auction Sales	1.85%	1.93%	(0.08%)	N/A
Private Sales (h)	$189,027	$146,577	$42,450	29%
Consolidated Sales (i)	$2,046,672	$2,014,785	$31,887	2%
Non-GAAP Financial Measures:
Adjusted Agency Segment Income Before Taxes (j)	$98,266	$111,570	$(13,304)	(12%)

			Variance
Six Months Ended June 30,	2017	2016	$ / %	%
Revenues:
Agency commissions and fees:
Auction commissions	$336,800	$332,288	$4,512	1%
Private sale commissions	27,678	22,403	5,275	24%
Other Agency commissions and fees (net) (a)	11,822	138	11,684	*
Total Agency commissions and fees	376,300	354,829	21,471	6%
Inventory sales	86,632	8,004	78,628	*
Total Agency segment revenues	462,932	362,833	100,099	28%
Expenses:
Agency direct costs:
Auction direct costs	37,161	38,938	(1,777)	(5%)
Private sale expenses	2,237	1,844	393	21%
Intersegment costs (b)	4,607	3,527	1,080	31%
Total Agency direct costs	44,005	44,309	(304)	(1%)
Cost of inventory sales	90,310	14,906	75,404	*
Marketing	11,667	9,254	2,413	26%
Salaries and related (c)	145,792	136,974	8,818	6%
General and administrative	78,910	73,322	5,588	8%
Depreciation and amortization	10,480	10,426	54	1%
Voluntary separation incentive programs (net)	(148)	(540)	392	73%
Total Agency segment expenses	381,016	288,651	92,365	32%
Agency segment operating income	81,916	74,182	7,734	10%
Net interest expense (d)	(13,758)	(11,784)	(1,974)	(17%)
Non-operating income (expense)	304	(2,024)	2,328	N/A
Equity in earnings of investees	342	50	292	*
Agency segment income before taxes	$68,804	$60,424	$8,380	14%
Statistical Metrics:
Aggregate Auction Sales (e)	$2,407,229	$2,450,306	$(43,077)	(2%)
Net Auction Sales (f)	$2,018,234	$2,058,671	$(40,437)	(2%)
Items sold at auction with a hammer (sale) price greater than $1 million	302	288	14	5%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,360,459	$1,185,773	$174,686	15%
Items sold at auction with a hammer (sale) price greater than $3 million	106	91	15	16%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$1,035,643	$862,454	$173,189	20%
Auction Commission Margin (g)	16.7%	16.1%	0.6%	N/A
Auction direct costs as a percentage of Net Auction Sales	1.84%	1.89%	(0.05%)	N/A
Private Sales (h)	$333,810	$249,624	$84,186	34%
Consolidated Sales (i)	$2,827,671	$2,707,934	$119,737	4%
Non-GAAP Financial Measures:
Adjusted Agency Segment Income Before Taxes (j)	$69,696	$68,544	$1,152	2%

Legend:
*	Represents a change in excess of 100%.
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

(b)
Represents amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged by SFS for term loan collateral sold at auction or privately through the Agency segment.

(c)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(d)	Represents interest expense less interest income.
(e)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium.
(f)	Represents the total hammer (sale) price of property sold at auction.
(g)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(h)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(i)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales within the Agency segment.
(j)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
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
For the six months ended June 30, 2017, auction commission revenue increased $4.5 million (1%), when compared to the same period in the prior year. The comparison between the current and prior six month periods is significantly influenced by changes in foreign currency exchange rates, which reduced auction commission revenue by $15.2 million in 2017. Excluding the impact of changes in foreign currency exchange rates, auction commission revenue increased by $19.7 million (6%) due to a 3% increase in Net Auction Sales, after excluding the impact of changes in foreign currency exchange rates, and an increase in Auction Commission Margin from 16.1% to 16.7%.
For the three months ended June 30, 2017, auction commission revenue decreased $5.1 million (2%), when compared to the same period in the prior year. The comparison between the current and prior quarterly periods is significantly influenced by changes in foreign currency exchange rates, which reduced auction commission revenue by $7.2 million in 2017. Excluding the impact of changes in foreign currency exchange rates, auction commission revenues increased by $2.2 million (1%) primarily due to a 1% increase in Net Auction Sales, after excluding the impact of changes in foreign currency exchange rates.

Net Auction Sales—The tables below present a summary of Net Auction Sales for the three and six months ended June 30, 2017 and 2016, as well as a comparison between the current and prior year periods (in millions of dollars):

			Variance
Three Months Ended June 30,	2017	2016	$	%
Impressionist and Modern Art	$389.2	$324.2	$65.0	20%
Contemporary Art	518.2	369.3	148.9	40%
Old Master and British Paintings and Drawings	16.3	11.0	5.3	48%
Asian Art	223.2	344.7	(121.5)	(35%)
Jewelry, Wine and Watches	231.9	296.3	(64.4)	(22%)
Other fine art, decorative art, and collectibles	209.7	222.0	(12.3)	(6%)
Sub-total	1,588.5	1,567.5	21.0	1%
Impact of foreign currency exchange rate changes	(45.2)	N/A	(45.2)	N/A
Total	$1,543.3	$1,567.5	$(24.2)	(2%)

			Variance
Six Months Ended June 30,	2017	2016	$	%
Impressionist and Modern Art	$594.0	$484.6	$109.4	23%
Contemporary Art	701.4	512.4	189.0	37%
Old Master and British Paintings and Drawings	49.5	95.6	(46.1)	(48%)
Asian Art	255.5	378.5	(123.0)	(32%)
Jewelry, Wine and Watches	250.3	309.7	(59.4)	(19%)
Other fine art, decorative art, and collectibles	264.6	277.9	(13.3)	(5%)
Sub-total	2,115.3	2,058.7	56.6	3%
Impact of foreign currency exchange rate changes	(97.1)	N/A	(97.1)	N/A
Total	$2,018.2	$2,058.7	$(40.5)	(2%)
For the three and six months ended June 30, 2017, Net Auction Sales decreased $24.2 million (2%) and $40.5 million (2%), respectively, when compared to the same periods in the prior year. The comparison between the current and prior year periods is significantly influenced by changes in foreign currency exchange rates, which reduced Net Auction Sales by $45.2 million and $97.1 million, respectively, for the three and six months ended June 30, 2017. Excluding the impact of changes in foreign currency exchange rates, Net Auction Sales increased $21 million (1%) and $56.6 million (3%), respectively, for the three and six months ended June 30, 2017. These increases are due to a higher level of Impressionist, Modern, and Contemporary Art sales, which included the sale of Basquiat's Untitled, 1982 for a hammer price of $98 million, exceeding the previous record for sales of this artist's works at auction. These increases are partially offset by lower sales of Asian Art and Jewelry as results for the second quarter of 2016 include the sale of a number of high-value objects and non-recurring single-owner events in these collecting categories. The comparison of year-to-date Net Auction Sales to the prior year is also negatively influenced by lower results from our series of Old Master and British Paintings and Drawings sales, which, in the first quarter of 2016, included a Gentileschi masterpiece ($27 million) and property from the single-owner Taubman Collection ($19.7 million).
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
For the six months ended June 30, 2017, Auction Commission Margin increased from 16.1% to 16.7% principally due to improved discipline on consignment terms and the change in the buyer's premium rate structure enacted in the fourth quarter of 2016. The comparison of Auction Commission Margin to the prior year is also influenced by sales of property from the Taubman Collection in the first quarter of 2016. The Taubman Collection was subject to an auction guarantee and although it totaled $22.5 million of Net Auction Sales in the first quarter of 2016, overall sale results fell short of the guaranteed amount, and we did not recognize any net auction commission revenue from the consignment.
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
For the three and six months ended June 30, 2017, private sale commissions increased $0.4 million (3%) and $5.3 million (24%), respectively, due to an increase in high-value transactional volume during the current year period.
Other Agency Commissions and Fees (Net)—Other agency commissions and fees (net) includes: (i) our share of overage or shortfall related to guaranteed property offered or sold at auction; (ii) commissions and other fees earned on sales of art brokered by third parties; (iii) fees charged to consignors for property withdrawn prior to auction, (iv) fees charged for catalogue production and property management; (v) catalogue subscription revenues; and (vi) advertising revenues.
For the three and six months ended June 30, 2017, the improvement in other agency commissions and fees (net) is principally due to better results from our portfolio of auction guarantees.
Inventory Sales and Cost of Inventory Sales—Agency segment inventory sales include amounts earned from the sale of (i) artworks that have been obtained as a result of the failure of guaranteed property to sell at auction, (ii) artworks that have been purchased opportunistically, including property acquired for sale at auction, and (iii) other objects obtained incidental to the auction process (e.g., as a result of buyer default). Agency segment cost of inventory sales includes (i) the net book value of inventory sold, (ii) commissions and fees owed to third parties who help facilitate the sale of inventory, and (iii) writedowns associated with our periodic assessment of inventory valuation.
The tables below present a summary of Agency segment inventory activities for the three and six months ended June 30, 2017 and 2016, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended June 30,	2017	2016	$	%
Inventory sales	$17,706	$3,294	$14,412	*
Cost of inventory sales	20,671	5,942	14,729	*
Loss related to inventory activities	$(2,965)	$(2,648)	$(317)	(12%)

			Variance
Six Months Ended June 30,	2017	2016	$	%
Inventory sales	$86,632	$8,004	$78,628	*
Cost of inventory sales	90,310	14,906	75,404	*
Loss related to inventory activities	$(3,678)	$(6,902)	$3,224	47%
Legend:
* Represents a variance in excess of 100%

The lower loss attributable to our Agency segment inventory activities for the six months ended June 30, 2017 is principally due to a $3.3 million gain on the sale of a painting that was purchased opportunistically and sold at auction in the first quarter of 2017. However, this gain was more than offset by losses associated with the sale or writedown of other inventory items during the current year period.
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
For the three and six months ended June 30, 2017, SFS income before taxes decreased by $1.8 million (17%) and $4.7 million (23%), respectively, when compared to the prior year periods. These decreases are primarily due to a lower level of collateral release and facility fees earned from clients, as well as an increase in credit facility borrowing costs due to a higher level of client loans outstanding. These factors are partially offset by $1.4 million in default interest collected on an overdue client loan in the second quarter of 2017, as well as a higher level of client paid interest income in the second quarter of 2017 due to the higher level of client loans outstanding.

The following tables below present a summary of SFS income before taxes and related loan portfolio metrics, in thousands of dollars, as of and for the three and six months ended June 30, 2017 and 2016:

			Variance
Three Months Ended June 30,	2017	2016	$ /%	%
Revenues:
Client paid revenues:
Interest	$12,151	$10,063	$2,088	21%
Facility and other fees	1,208	4,687	(3,479)	(74%)
Total client paid revenues	13,359	14,750	(1,391)	(9%)
Intersegment revenues:
Interest (a)	1,060	422	638	*
Facility fees (b)	559	451	108	24%
Consignment fees (c)	1,384	929	455	49%
Total intersegment revenues	3,003	1,802	1,201	67%
Total finance revenues	16,362	16,552	(190)	(1%)
Expenses:
Cost of finance revenues (d)	5,078	4,153	925	22%
Marketing	21	39	(18)	(46%)
Salaries and related (e)	1,502	1,087	415	38%
General and administrative	720	410	310	76%
Depreciation and amortization	63	71	(8)	(11%)
Total SFS expenses	7,384	5,760	1,624	28%
SFS operating income	8,978	10,792	(1,814)	(17%)
Net interest expense	(239)	(101)	(138)	*
Non-operating income (expense)	140	(16)	156	N/A
SFS income before taxes	$8,879	$10,675	$(1,796)	(17%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$651,361	$629,681	$21,680	3%
Average Loan Portfolio (g)	$651,203	$622,435	$28,768	5%
Credit Facility Borrowings (h)	$531,500	$523,500	$8,000	2%
Average Credit Facility Borrowings (i)	$541,874	$518,544	$23,330	4%
Average Equity in Loan Portfolio (j)	$109,329	$103,891	$5,438	5%
SFS Leverage Ratio (k)	81.6%	83.1%	(1.5%)	N/A
Finance Revenue Percentage (l)	10.1%	10.6%	(0.5%)	N/A
Weighted Average Cost of Borrowings (m)	3.7%	3.2%	0.5%	N/A
SFS LTM Return on Equity (n)	20.2%	19.5%	0.7%	N/A

			Variance
Six Months Ended June 30,	2017	2016	$ /%	%
Revenues:
Client paid revenues:
Interest	$23,905	$22,617	$1,288	6%
Facility and other fees	2,221	6,888	(4,667)	(68%)
Total client paid revenues	26,126	29,505	(3,379)	(11%)
Intersegment revenues:
Interest (a)	859	(995)	1,854	*
Facility fees (b)	1,046	877	169	19%
Consignment fees (c)	2,702	3,645	(943)	(26%)
Total intersegment revenues	4,607	3,527	1,080	31%
Total finance revenues	30,733	33,032	(2,299)	(7%)
Expenses:
Cost of finance revenues (d)	10,115	8,547	1,568	18%
Marketing	67	86	(19)	(22%)
Salaries and related (e)	2,557	2,146	411	19%
General and administrative	1,401	958	443	46%
Depreciation and amortization	126	141	(15)	(11%)
Total SFS expenses	14,266	11,878	2,388	20%
SFS operating income	16,467	21,154	(4,687)	(22%)
Net interest expense	(476)	(203)	(273)	*
Non-operating income (expense)	221	(11)	232	N/A
SFS income before taxes	$16,212	$20,940	$(4,728)	(23%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$651,361	$629,681	$21,680	3%
Average Loan Portfolio (g)	$661,178	$641,299	$19,879	3%
Credit Facility Borrowings (h)	$531,500	$523,500	$8,000	2%
Average Credit Facility Borrowings (i)	$552,130	$529,129	$23,001	4%
Average Equity in Loan Portfolio (j)	$109,048	$112,170	$(3,122)	(3%)
SFS Leverage Ratio (k)	81.6%	83.1%	(1.5%)	N/A
Finance Revenue Percentage (l)	9.3%	10.3%	(1.0%)	N/A
Weighted Average Cost of Borrowings (m)	3.7%	3.2%	0.5%	N/A
SFS LTM Return on Equity (n)	20.2%	19.5%	0.7%	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)
Represents interest earned from the Agency segment for secured loans issued with an interest rate below the SFS target rate. Such loans are issued by SFS as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship. For the three and six months ended June 30, 2017 and 2016, SFS earned client paid interest of $1.1 million resulting from retroactive interest rate increases triggered during those periods. For the three and six months ended June 30, 2016, SFS earned client paid interest of $0.9 million and $3.3 million, respectively, of such retroactive interest. SFS was compensated for these amounts by the Agency segment through credits recorded to intersegment revenues in prior periods. These intersegment revenue credits were reversed in the applicable quarterly reporting periods in 2017 and 2016 upon receipt of the client paid interest.

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
(e)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

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
(n)
Represents the return on net income attributable to SFS, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using the effective income tax rate of SFS for the last twelve months ended June 30, 2017 and 2016, which is approximately 38%.

Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby's brand and include digital and print advertising, client relationship development, Sotheby's lifestyle magazines, and certain sponsorship agreements. For the three and six months ended June 30, 2017, marketing expenses increased $1.5 million (35%) and $2.4 million (26%), respectively, when compared to the prior year periods, largely due to costs incurred to promote the opening of a new office in Dubai and the relocation of our Geneva salesroom, as well as spending related to digital initiatives, including costs incurred to livestream our auctions. Also impacting the comparison to the prior year periods are higher sponsorship and client relationship development costs.

Salaries and Related Costs
For the three and six months ended June 30, 2017 and 2016, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended June 30,	2017	2016	$	%
Full-time salaries	$38,553	$36,254	$2,299	6%
Incentive compensation expense	23,702	16,381	7,321	45%
Employee benefits and payroll taxes	14,245	11,704	2,541	22%
Share-based payment expense	5,946	2,291	3,655	*
Contractual severance agreements (net)	—	(384)	384	(100%)
Acquisition earn-out compensation	—	2,187	(2,187)	(100%)
Other compensation expense (a)	4,851	6,794	(1,943)	(29%)
Total salaries and related costs	$87,297	$75,227	$12,070	16%

			Variance
Six Months Ended June 30,	2017	2016	$	%
Full-time salaries	$76,558	$72,810	$3,748	5%
Incentive compensation expense	25,707	18,354	7,353	40%
Employee benefits and payroll taxes	27,351	22,820	4,531	20%
Share-based payment expense	12,015	8,128	3,887	48%
Contractual severance agreements (net)	—	5,730	(5,730)	(100%)
Acquisition earn-out compensation	—	4,374	(4,374)	(100%)
Other compensation expense (a)	10,012	11,182	(1,170)	(10%)
Total salaries and related costs	$151,643	$143,398	$8,245	6%
Legend:
* Represents a variance in excess of 100%.
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire and other employment arrangements.
For the three and six months ended June 30, 2017, salaries and related costs increased $12.1 million (16%) and $8.2 million (6%), respectively, when compared to the same periods in the prior year. The comparisons to the prior year are significantly influenced by changes in foreign currency exchange rates, which reduced salaries and related costs by $2.7 million and $5.4 million during the respective three and six month periods in 2017. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $14.8 million (20%) and $13.6 million (9%), respectively, for the three and six months ended June 30, 2017. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.

Full-Time Salaries—For the three and six months ended June 30, 2017, full-time salaries increased $2.3 million (6%) and $3.7 million (5%), respectively, when compared to the prior year periods. This increase is principally due to base salary increases and headcount reinvestments, partially offset by the impact of changes in foreign currency exchange rates which reduced full-time salaries by $1.2 million and $2.8 million during the respective three and six month periods in 2017. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $3.5 million (10%) and $6.5 million (9%), respectively, for the three and six months ended June 30, 2017.
Incentive Compensation—Incentive compensation consists of the accrual for annual cash incentive bonuses, as well as cash payments awarded to employees for brokering certain eligible private sale and other transactions. Payments made under our annual cash incentive bonus plan are aligned with performance against our annual financial plan. For the six months ended June 30, 2017, incentive compensation expense increased $7.4 million (40%), reflecting improved performance against plan targets relative to the prior year.
Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, market-based share units, restricted stock units, and restricted shares. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of units or shares ultimately expected to vest as a result of employee service. In addition, performance share units vest only if we achieve established profitability targets (for awards granted prior to 2016) or certain ROIC targets (for awards granted beginning in 2016). The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future profitability or ROIC targets. If our assessment indicates that a greater number of performance share units will vest than previously anticipated, we would record a life-to-date adjustment to increase compensation expense. Conversely, if our assessment indicates that a lower number of performance share units will vest than previously anticipated, we would record a life-to-date adjustment to decrease compensation expense. See Note 17 of Notes to Condensed Consolidated Financial Statements for more detailed information related to our share-based compensation programs.
For the three and six months ended June 30, 2017, share-based payment expense increased $3.7 million and $3.9 million (48%), respectively, when compared to the same periods in the prior year. The comparisons to the prior year reflect an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year.
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
For the three and six months ended June 30, 2017, employee benefits and payroll taxes increased $2.5 million (22%) and $4.5 million (20%), respectively, when compared to the same periods in the prior year. The increase in second quarter employee benefits and payroll taxes is principally due to newly added staff, higher overall compensation levels, and increased employee severance costs, as well as an increase in profit-sharing accruals related to our defined contribution benefit plans. The increase in employee benefits and payroll taxes during the year-to-date period is also, in part, attributable to an increase in payroll taxes associated with a higher value of share-based payment awards vesting during the current year and higher DCP costs as a result of an improvement in the performance of deemed participant investments. On a consolidated basis, the higher level of DCP costs are largely offset by market gains in the trust assets related to the DCP, which are reflected in our Condensed Consolidated Income Statements within non-operating (expense) income.
We expect the net credit associated with the U.K. Pension Plan to decrease by $2.1 million in 2017, from $6.9 million to $4.8 million, primarily due to a lower expected rate of return on plan assets and an increase in the required amortization of prior year actuarial losses. The lower expected rate of return is the result of a change in asset allocation strategy in the first quarter of 2017 which will reduce risk by investing a higher proportion of plan assets in debt securities. The increase in the amortization of prior year actuarial losses is due in large part to a decrease in the discount rate assumption used to value the projected benefit obligation as of December 31, 2016. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information about the U.K. Pension Plan. (See statement on Forward Looking Statements.)

Contractual Severance Agreements—In the first quarter of 2016, we entered into contractual severance agreements with certain former senior employees that provide cash severance benefits and the ability to continue to vest in share-based payment awards after termination of employment. For the six months ended June 30, 2016, salaries and related costs include net charges of $5.7 million associated with these arrangements.
Acquisition Earn-Out Compensation—On January 11, 2016, we acquired AAP, a firm that provides a range of art-related services, in exchange for initial cash consideration of $50 million. In connection with this acquisition, we also agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") was to be measured at the end of each calendar year during the four-year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015. Amounts owed pursuant to the earn-out arrangement are compensation expense for accounting purposes and are classified within salaries and related costs in our Condensed Consolidated Income Statements.
For the three and six months ended June 30, 2016, we recognized $2.2 million and $4.4 million, respectively, of compensation expense associated with the AAP earn-out arrangement based on our initial estimate of progress against the Target. For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement, reflecting the full achievement of the Target as a result of our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during the initial annual period. The $35 million owed under the earn-out arrangement is being paid in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020.
See Note 19 of Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition of AAP and the related earn-out arrangement.
General and Administrative Expenses
For the three and six months ended June 30, 2017 and 2016, general and administrative expenses consisted of the following (in thousands of dollars):

			Variance
Three Months Ended June 30,	2017	2016	$	%
Professional fees	$14,863	$13,239	$1,624	12%
Facilities-related expenses	12,073	11,255	818	7%
Travel and entertainment	7,053	6,215	838	13%
Other indirect expenses	9,373	10,200	(827)	(8%)
Total general and administrative expenses	$43,362	$40,909	$2,453	6%

			Variance
Six Months Ended June 30,	2017	2016	$	%
Professional fees	$29,563	$25,817	$3,746	15%
Facilities-related expenses	23,149	22,266	883	4%
Travel and entertainment	13,200	11,241	1,959	17%
Other indirect expenses	16,401	17,261	(860)	(5%)
Total general and administrative expenses	$82,313	$76,585	$5,728	7%
For the three and six months ended June 30, 2017, general and administrative expenses increased $2.5 million (6%) and $5.7 million (7%), respectively, when compared to the same periods in the prior year. The comparisons to the prior year are influenced by changes in foreign currency exchange rates, which reduced general and administrative expenses by $1.3 million and $2.6 million during the respective three and six month periods in 2017. Excluding changes in foreign currency exchange rates, general and administrative expenses increased $3.8 million (9%) and $8.3 million (11%), respectively, for the three and six months ended June 30, 2017. These increases are due to higher legal fees and business consulting costs, as well as an increase in travel and entertainment and building maintenance expenses.

Income Tax Expense
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
As of June 30, 2017, we estimate that our annual effective income tax rate, excluding discrete items, will be approximately 29% as compared to our estimate of approximately 26% as of June 30, 2016. The increase in the estimate of our annual effective income tax rate is primarily due to an increase in the amount of incremental U.S. taxes recorded on foreign earnings that are not indefinitely reinvested outside of the U.S.
Our effective income tax rate for the three and six months ended June 30, 2017 was approximately 29% and 27%, respectively, compared to effective income tax rates of approximately 28% and 26% for the three and six months ended June 30, 2016, respectively. The increase in our effective income tax rate for the three months ended June 30, 2017, as compared to the same period in the prior year, is primarily due to the increase in the estimated annual effective income tax rate discussed above and an increase in taxes associated with the earnings of our equity investees. These factors are partially offset by $1.9 million of tax expense recorded in the second quarter of 2016 to reflect a change in our estimated annual effective income tax rate between the first and second quarters of 2016, for which there is no comparable expense in the current period.
The increase in the effective income tax rate for the six months ended June 30, 2017, as compared to the same period in the prior year, is also due to an increase in our estimated annual effective income tax rate, as well as approximately $1 million of net tax expense that was recorded in the current period related to uncertain tax positions, as compared to a tax benefit of approximately $0.2 million recorded in the same period of the prior year. These increases are partially offset by the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017, which resulted in the recognition of a $2.6 million discrete tax benefit recorded in the period related to the vesting of share-based payments. (See Note 1 of Notes to Condensed Consolidated Financial Statements for additional information related to the adoption of ASU 2016-09. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to uncertain tax positions.)
Impact of Changes in Foreign Currency Exchange Rates
For the three and six months ended June 30, 2017, changes in foreign currency exchange rates had a net unfavorable impact of $3 million and $6.9 million, respectively, on our operating income, with revenues unfavorably impacted by $8.9 million and $19.8 million, respectively, and expenses favorably impacted by $5.9 million and $12.9 million, respectively. This net unfavorable impact is the result of the strengthening of the U.S. Dollar against the Pound Sterling when compared to the prior year, which adversely impacted the translation of the results from our auctions in London.

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Expenses	(vi)	EBITDA
(ii)	Adjusted Operating Income	(vii)	EBITDA Margin
(iii)	Adjusted Agency Segment Income Before Taxes	(viii)	Adjusted EBITDA
(iv)	Adjusted Net Income	(ix)	Adjusted EBITDA Margin
(v)	Adjusted Diluted Earnings Per Share ("Adjusted Diluted EPS")
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

(i)
Adjusted Expenses is defined as total expenses excluding the cost of inventory sales, the cost of finance revenues, (credits) charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, and net credits related to our voluntary separation incentive programs.

(ii)
Adjusted Operating Income is defined as operating income excluding (credits) charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, and net credits related to our voluntary separation incentive programs.

(iii)
Adjusted Agency Segment Income Before Taxes is defined as Agency segment income before taxes excluding (credits) charges related to certain contractual severance agreements (net, recorded within salaries and related costs), Agency segment earn-out compensation expense related to the acquisition of AAP, net credits in the Agency segment related to our voluntary separation incentive programs, and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating (expense) income).

(iv)
Adjusted Net Income is defined as net income attributable to Sotheby's, excluding the after-tax impact of (credits) charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, net credits related to our voluntary separation incentive programs, and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating (expense) income).

(v)
Adjusted Diluted EPS is defined as diluted earnings per share excluding the after-tax per share impact of (credits) charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, net credits related to our voluntary separation incentive programs (net), and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating (expense) income).

(vi)	EBITDA is defined as net income attributable to Sotheby's, excluding income tax expense, interest expense, interest income and depreciation and amortization.

(vii)	EBITDA Margin is defined as EBITDA as a percentage of total revenues.
(viii)
Adjusted EBITDA is defined as EBITDA excluding (credits) charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, net credits related to our voluntary separation incentive programs, and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating (expense) income).

(ix)	Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.
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

Adjusted Operating Income, Adjusted Agency Segment Income Before Taxes, Adjusted Net Income, Adjusted Diluted EPS, EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance.
The presentation of our non-GAAP financial measures for the three and six months ended June 30, 2017 and 2016 has been updated to exclude earn-out compensation expense related to the acquisition of AAP in order to conform with the presentation used in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following is a reconciliation of total expenses to Adjusted Expenses for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total expenses	$199,500	$168,582	$399,891	$307,102
Subtract: Cost of inventory sales	22,255	7,381	93,662	18,119
Subtract: Cost of finance revenues	5,078	4,153	10,115	8,547
Subtract: Contractual severance agreement (credits) charges (net)	—	(384)	—	5,730
Subtract: Acquisition earn-out compensation expense	—	2,187	—	4,374
Subtract: Voluntary separation incentive program credits (net)	—	(231)	(162)	(538)
Adjusted Expenses	$172,167	$155,476	$296,276	$270,870
The following is a reconciliation of operating income to Adjusted Operating Income for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating income	$115,398	$130,083	$102,544	$98,094
Add: Contractual severance agreement (credits) charges (net)	—	(384)	—	5,730
Add: Acquisition earn-out compensation expense	—	2,187	—	4,374
Add: Voluntary separation incentive program credits (net)	—	(231)	(162)	(538)
Adjusted Operating Income	$115,398	$131,655	$102,382	$107,660
The following is a reconciliation of Agency segment income before taxes to Adjusted Agency Segment Income Before Taxes for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Agency segment income before taxes	$97,226	$110,716	$68,804	$60,424
Add: Contractual severance agreement (credits) charges (net)	—	(384)	—	5,730
Add: Acquisition earn-out compensation expense	—	1,465	—	2,930
Add: Voluntary separation incentive program credits (net)	—	(227)	(148)	(540)
Add: Charge related to interest rate collar amendment	1,040	—	1,040	—
Adjusted Agency Segment Income Before Taxes	$98,266	$111,570	$69,696	$68,544

The following is a reconciliation of net income attributable to Sotheby's to Adjusted Net Income for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Sotheby's	$76,891	$88,964	$65,566	$63,080
Add: Contractual severance agreement (credits) charges (net), net of tax of $0, $152, $0, and ($2,220)	—	(232)	—	3,510
Add: Acquisition earn-out compensation expense, net of tax of $0, ($851), $0, and ($1,702)	—	1,336	—	2,672
Add: Voluntary separation incentive programs credits (net), net of tax of $0, $90, $63 and $199	—	(141)	(99)	(339)
Add: Charge related to interest rate collar amendment, net of tax of ($398), $0, ($398), and $0	642	—	642	—
Adjusted Net Income	$77,533	$89,927	$66,109	$68,923
The income tax effect of each line item in the reconciliation of net income attributable to Sotheby's to Adjusted Net Income is computed using the relevant jurisdictional tax rate for each item.
The following is a reconciliation of diluted earnings per share to Adjusted Diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Diluted earnings per share	$1.43	$1.52	$1.21	$1.03
Add: Contractual severance agreement (credits) charges (net), per share	—	(0.01)	—	0.06
Add: Acquisition earn-out compensation expense, per share	—	0.02	—	0.04
Add: Voluntary separation incentive program credits (net), per share	—	—	—	—
Add: Charge related to interest rate collar amendment, per share	0.01	—	0.01	—
Adjusted Diluted EPS	$1.44	$1.53	$1.22	$1.13

The following is a reconciliation of net income attributable to Sotheby's to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Sotheby's	$76,891	$88,964	$65,566	$63,080
Add: Income tax expense	31,468	34,355	24,176	21,569
Subtract: Interest income	367	275	624	671
Add: Interest expense	7,572	7,638	15,105	15,184
Add: Depreciation and amortization	5,676	5,492	11,060	10,788
EBITDA	121,240	136,174	115,283	109,950
Add: Acquisition earn-out compensation expense	—	2,187	—	4,374
Add: Contractual severance agreement (credits) charges (net)	—	(384)	—	5,730
Add: Voluntary separation incentive program charges (net)	—	(231)	(162)	(538)
Add: Charge related to interest rate collar amendment	1,040	—	1,040	—
Adjusted EBITDA	$122,280	$137,746	$116,161	$119,516
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, total cash and cash equivalents increased $20.4 million to $516.4 million, as compared to a decrease of $373.4 million to $475.3 million for the six months ended June 30, 2016. The significant factors impacting the comparisons between these periods are discussed below.
Net Cash Provided (Used) by Operating Activities—We are predominantly an agency business that collects and remits cash on behalf of our clients. Accordingly, the net amount of cash provided or used in a period by our operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, under our standard auction payment terms, the purchase price is due from the buyer no more than 30 days after the sale date, with the net proceeds due to the consignor 35 days after the sale date. Accordingly, it is not unusual for us to hold significant balances of consignor net sale proceeds at the end of a quarterly reporting period that are disbursed soon thereafter. Additionally, we sometimes provide extended payment terms to an auction or private sale buyer. For auctions, the extent to which extended payment terms are provided can vary considerably from selling season to selling season. In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by our operating activities in a reporting period is also a function of our net income or loss, the timing of payments made to vendors, the timing of compensation-related payments, the timing and extent of cash flows related to inventory activities, and the timing of the collection and/or payment of tax-related receivables and payables.
For the six months ended June 30, 2017, net cash provided by operating activities of $56.4 million is principally attributable to our net income for the period ($65.6 million) and net cash inflows from inventory activities ($21 million). These cash inflows are partially offset by net cash outflows of $28.8 million associated with the settlement of auction and private sale transactions during the period, the funding of 2016 incentive compensation ($33.8 million), payments made in respect of the AAP earn-out arrangement ($8.75 million), and income tax payments ($35.7 million). See Note 19 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition of AAP.
For the six months ended June 30, 2016, net cash used by operating activities of $47.1 million was principally attributable to net cash outflows of $132 million associated with the settlement of auction and private sale transactions during the period (including approximately $275 million paid to related party consignors). The net cash outflow from operating activities was also impacted by the funding of 2015 incentive compensation payments ($38 million), payments to voluntary separation incentive program participants ($31 million), and income tax payments ($19 million), partially offset by our net income for the period and $34.2 million received upon the sale of an undivided 50% ownership interest in a Fancy Vivid Pink Diamond that was recorded in inventory (see Note 9 of Notes to Condensed Consolidated Financial Statements) in the second quarter of 2016.

Net Cash Provided by Investing Activities—For the six months ended June 30, 2017, net cash provided by investing activities of $50.5 million is largely due to a realized net gain of $29.1 million from the settlement of derivative financial instruments designated as net investment hedges and net collections of client loans ($23 million), as well as a $7.7 million decrease in restricted cash, as sale proceeds were paid to consignors in foreign countries where auction houses are legally required to maintain such funds in segregated accounts. These cash inflows are partially offset by capital expenditures of $8.4 million primarily for various office renovations. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to derivative financial instruments.
For the six months ended June 30, 2016, net cash provided by investing activities of $2.9 million was primarily attributable to net collections of client loans ($56.6 million) due in part to proceeds received from loan collateral sales, as well as a $9.8 million decrease in restricted cash as a result of the payment of sale proceeds to consignors in foreign countries where auction houses are legally required to maintain such funds in segregated accounts. These cash inflows were almost entirely offset by the cash used to acquire Art Agency, Partners ($50.7 million, net of cash acquired) in the first quarter of 2016, as well as $10.6 million in capital expenditures incurred for various office renovations and digital technology initiatives. See Note 19 of Notes to Condensed Consolidated Financial Statements for information related to the acquisition of Art Agency, Partners.
Net Cash Used by Financing Activities—For the six months ended June 30, 2017, net cash used by financing activities of $91 million is due to common stock repurchases ($33.9 million), net repayments of borrowings under the SFS Credit Facility ($33.5 million), and the funding of employee tax obligations related to share-based payments ($14.6 million).
For the six months ended June 30, 2016, net cash used by financing activities of $312.9 million was due to Common Stock repurchases of $282.2 million and $18 million in net repayments of borrowings under the SFS Credit Facility.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of June 30, 2017 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years		After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$310,957	$39,834	$29,196	$30,749		$211,178
Interest payments	43,367	9,752	17,869	15,746		—
Sub-total	354,324	49,586	47,065	46,495		211,178
2022 Senior Notes:
Principal payments	300,000	—	—	—		300,000
Interest payments	86,625	15,750	31,500	31,500		7,875
Sub-total	386,625	15,750	31,500	31,500		307,875
Revolving credit facility borrowings	531,500	—	—	531,500		—
Total debt and interest payments	1,272,449	65,336	78,565	609,495		519,053
Other commitments:
Operating lease obligations (b)	99,981	17,603	29,148	21,146		32,084
Compensation arrangements (c)	15,425	7,190	7,078	1,157		—
Acquisition earn-out consideration (d)	26,250	8,750	17,500	—		—
Auction guarantees (e)	9,819	9,819	—	—	—	—
Unfunded loan commitments (f)	25,977	25,977	—	—		—
Uncertain tax positions (g)	—	—	—	—		—
Total other commitments	177,452	69,339	53,726	22,303		32,084
Total	$1,449,901	$134,675	$132,291	$631,798		$551,137

(a)
See Note 7 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, and our revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. Due to the variable interest rate associated with the York Property Mortgage, we are party to an interest rate collar, which effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. In consideration of the interest rate collar and current LIBOR rates, the table above assumes that the annual interest rate will be at the interest rate collar's floor rate of 4.167% for the remainder of the mortgage term. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate collar.

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

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of June 30, 2017, net of amounts advanced, if any. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.

(f) Represents unfunded commitments to extend additional credit through SFS. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to the SFS loan portfolio.

(g)
Excludes the $23 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2017. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 15 of Notes to Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 4 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded SFS loan commitments, and (ii) Note 16 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of June 30, 2017, we held cash and cash equivalents of $516.4 million, with $66.1 million held in the U.S. and $450.3 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). After taking into account funds held that are owed to consignors, we estimate available cash balances to be approximately $350 million as of June 30, 2017.
In addition to our available cash balances, we also have access to revolving credit facilities to support the separate capital structures of our Agency segment and SFS. As of June 30, 2017, our revolving credit facilities had a total available borrowing capacity of $160.7 million. (See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facilities.)
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
Repatriation of Foreign Earnings—In the fourth quarter of 2015, in consideration of the expansion of our common stock repurchase program, as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management assessed its U.S. and foreign cash needs and concluded that approximately $600 million of foreign earnings accumulated through December 31, 2015 would be repatriated to the U.S. in the foreseeable future. As of June 30, 2017, approximately $364 million of these foreign earnings had been repatriated and used, in part, to fund common stock repurchases. We expect that additional repatriations will be made in the future, though the specific timing of any further repatriation of these foreign earnings is currently uncertain and is being evaluated. See statement on Forward Looking Statements.

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
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of June 30, 2017, our material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) various derivative financial instruments, including interest rate swaps, an interest rate collar, and outstanding forward exchange contracts, as discussed in more detail below; and (vii) long-term debt. See Note 4 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 7 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future share repurchases. In conjunction with this amendment, on July 3, 2017, we made a partial prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account related to the mortgage. Any prepayments made during the period July 2018 to July 2021 will also be funded from the restricted cash management account. See Note 7 of Notes to Condensed Consolidated Financial Statements for information on the restricted cash management account related to the York Property Mortgage.
In connection with the York Property Mortgage, we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. These interest rate protection agreements effectively fix the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% for the first two years, and then at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remaining seven-year term.
In conjunction and concurrent with the June 2017 amendment to the York Property Mortgage, the notional amount of the Mortgage Collar was reduced by $57 million to reflect: (i) the $32 million prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each beginning in July 2018 and continuing through July 2021.
As of June 30, 2017, the notional value of the Mortgage Swap was $311 million and the notional value of the Mortgage Collar was $278.3 million. As of June 30, 2017, the Mortgage Swap and the Mortgage Collar each have a notional amount that is no greater than the applicable forecasted principal balance of the York Property Mortgage.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of June 30, 2017, the notional value of the SFS Swap was $63 million.
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
Foreign Currency Exchange Rate Risk—We utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by our global treasury function, which is responsible for monitoring and managing our exposure to foreign currency exchange rate movements. As of June 30, 2017, the notional value of outstanding forward exchange contracts used to hedge such cash flow exposures was $197.9 million.

As of June 30, 2017, our foreign subsidiaries held approximately $427.2 million in foreign currency denominated cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in our cash flow of approximately $42.7 million related to such foreign currency balances.
We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of June 30, 2017, the aggregate notional value of our outstanding net investment hedge contracts was $49.7 million.
We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts. We do not expect any of these counterparties to fail to meet their obligations, given their high short-term (A1/P1) credit ratings.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2017, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2017.
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
ITEM 1A: RISK FACTORS
There have been no changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our common stock repurchase program for the three months ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (a)
April 2017	723,824	$45.82	723,824	$7,058,364
May 2017	16,176	$47.73	16,176	$6,286,364
June 2017	—	$—	—	$6,286,364
Second Quarter 2017	740,000	$45.86	740,000
(a) Represents the dollar value of shares that were available to be repurchased under our publicly announced share repurchase program at the end of each respective monthly period.
See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding common stock repurchases for the six months ended June 30, 2017 and 2016.

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
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6: EXHIBITS

10.1	Letter Agreement amending the Agreement of Partnership dated April 27, 2017 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: August 3, 2017

EXHIBIT INDEX

10.1	Letter Agreement amending the Agreement of Partnership dated April 27, 2017 between Sotheby's Nevada, Inc. and Acquavella Contemporary Art.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.