Form 10-Q
period 2017-09-30
SOTHEBYS
filed 2017-11-03
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were 52,503,235 outstanding shares of common stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Agency commissions and fees	$72,650	$51,285	$448,950	$406,114
Inventory sales	81,501	24,359	172,815	36,434
Finance	11,697	11,138	37,823	40,643
Other	5,546	4,710	14,241	13,497
Total revenues	171,394	91,492	673,829	496,688
Expenses:
Agency direct costs	10,321	5,142	49,719	45,924
Cost of inventory sales	78,734	29,616	172,396	47,735
Cost of finance revenues	6,054	4,433	16,169	12,980
Marketing	5,933	4,099	17,795	13,520
Salaries and related	61,946	70,471	213,589	213,869
General and administrative	42,483	39,355	124,796	115,940
Depreciation and amortization	5,707	5,426	16,767	16,214
Voluntary separation incentive programs (net)	—	(176)	(162)	(714)
Total expenses	211,178	158,366	611,069	465,468
Operating (loss) income	(39,784)	(66,874)	62,760	31,220
Interest income	278	295	902	966
Interest expense	(8,067)	(7,549)	(23,172)	(22,733)
Non-operating income	1,858	633	2,399	1,054
(Loss) income before taxes	(45,715)	(73,495)	42,889	10,507
Income tax (benefit) expense	(21,328)	(17,775)	2,848	3,794
Equity in earnings of investees	901	1,220	2,034	1,807
Net (loss) income	(23,486)	(54,500)	42,075	8,520
Less: Net loss attributable to noncontrolling interest	(7)	(30)	(12)	(90)
Net (loss) income attributable to Sotheby's	$(23,479)	$(54,470)	$42,087	$8,610
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.45)	$(0.99)	$0.79	$0.15
Diluted (loss) earnings per share - Sotheby's common shareholders	$(0.45)	$(0.99)	$0.78	$0.14
Weighted average basic shares outstanding	52,532	55,013	52,755	58,379
Weighted average diluted shares outstanding	52,532	55,013	53,183	58,975
Cash dividends declared per common share	$—	$—	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net (loss) income	$(23,486)	$(54,500)	$42,075	$8,520
Other comprehensive income (loss):
Currency translation adjustments	3,437	(4,541)	11,788	(22,627)
Cash flow hedges	410	1,340	1,286	(5,096)
Net investment hedges	(911)	4,323	(2,989)	10,096
Defined benefit pension plan	219	—	642	81
Total other comprehensive income (loss)	3,155	1,122	10,727	(17,546)
Comprehensive (loss) income	(20,331)	(53,378)	52,802	(9,026)
Less: Comprehensive loss attributable to noncontrolling interests	(7)	(30)	(12)	(90)
Comprehensive (loss) income attributable to Sotheby's	$(20,324)	$(53,348)	$52,814	$(8,936)

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	September 30, 2017	December 31, 2016	September 30, 2016

A S S E T S
Current assets:
Cash and cash equivalents	$311,298	$496,031	$405,847
Restricted cash	5,548	59,106	6,900
Accounts receivable, net of allowance for doubtful accounts of $8,487, $7,670, and $7,834	453,906	433,614	441,457
Notes receivable, net of allowance for credit losses of $1,295, $1,270, and $1,302	51,524	37,977	72,713
Inventory (See Note 9)	63,319	159,043	179,564
Income tax receivables	25,312	6,475	16,790
Prepaid expenses and other current assets (see Note 10)	55,523	76,607	65,866
Total current assets	966,430	1,268,853	1,189,137
Notes receivable	558,342	651,159	601,170
Fixed assets, net of accumulated depreciation and amortization of $223,856, $209,196, and $209,212	350,470	347,182	347,235
Goodwill	50,496	50,029	47,833
Intangible assets (net)	11,987	13,393	13,914
Income tax receivables	4,942	686	872
Deferred income taxes	7,926	7,700	6,982
Other long-term assets (see Note 10)	196,082	165,424	150,538
Total assets	$2,146,675	$2,504,426	$2,357,681
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$376,108	$511,876	$389,287
Related party client payables (see Note 20)	—	—	882
Accounts payable and accrued liabilities	88,107	85,995	94,374
Accrued salaries and related costs	57,092	68,387	57,965
Current portion of York Property Mortgage (net)	11,912	6,629	6,546
Accrued income taxes	13,395	26,912	9,887
Other current liabilities (see Notes 8 and 9)	10,990	43,176	46,403
Total current liabilities	557,604	742,975	605,344
Credit facility borrowings	434,000	565,000	553,000
Long-term debt (net)	557,190	598,941	600,485
Accrued income taxes	15,816	16,600	17,519
Deferred income taxes	10,377	10,228	18,399
Other long-term liabilities (see Note 10)	51,667	65,080	47,792
Total liabilities	1,626,654	1,998,824	1,842,539
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $0.01 par value	709	703	703
Authorized shares — 200,000,000
Issued shares —70,777,023; 70,378,873; and 70,373,836
Outstanding shares —52,503,235; 52,971,232; and 55,017,175
Additional paid-in capital	446,017	444,611	439,250
Treasury stock shares, at cost — 18,273,788; 17,407,641; and 15,356,661	(550,249)	(509,885)	(436,084)
Retained earnings	702,990	660,347	594,845
Accumulated other comprehensive loss	(79,631)	(90,358)	(83,750)
Total shareholders’ equity	519,836	505,418	514,964
Noncontrolling interest	185	184	178
Total equity	520,021	505,602	515,142
Total liabilities and shareholders’ equity	$2,146,675	$2,504,426	$2,357,681
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Operating Activities:
Net income attributable to Sotheby's	$42,087	$8,610
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Depreciation and amortization	16,767	16,214
Deferred income tax expense (benefit)	9,396	(16,944)
Share-based payments	17,423	10,048
Net pension benefit	(3,719)	(5,025)
Inventory writedowns and bad debt provisions	9,127	11,712
Amortization of debt discount and issuance costs	1,240	1,205
Equity in earnings of investees	(2,034)	(1,807)
Other	683	563
Changes in assets and liabilities:
Accounts receivable	29,878	441,122
Client payables	(167,233)	(284,180)
Related party client payables (see Note 20)	—	(284,536)
Inventory	88,422	20,620
Changes in other operating assets and liabilities (see Note 11)	(115,676)	(17,452)
Net cash used by operating activities	(73,639)	(99,850)
Investing Activities:
Funding of notes receivable	(152,242)	(216,601)
Collections of notes receivable	206,899	232,027
Capital expenditures	(14,462)	(16,475)
Acquisitions, net of cash acquired (see Notes 5 and 19)	(75)	(51,844)
Funding of investments (see Note 10)	(6,169)	(2,200)
Distributions from investees	4,675	1,925
Proceeds from the sale of equity investment (see Note 4)	2,125	250
Settlement of net investment hedges (see Note 8)	29,110	(3,308)
Decrease in restricted cash	38,575	26,771
Net cash provided (used) by investing activities	108,436	(29,455)
Financing Activities:
Debt issuance and other borrowing costs	(163)	(155)
Proceeds from credit facility borrowings	31,500	102,500
Repayments of credit facility borrowings	(162,500)	(91,000)
Repayments of York Property Mortgage	(37,709)	(5,428)
Decrease (increase) in restricted cash related to York Property Mortgage (see Note 7)	2,857	(3,601)
Repurchases of common stock	(40,193)	(286,084)
Dividends paid	(2,375)	(1,743)
Funding of employee tax obligations upon the vesting of share-based payments	(16,774)	(5,779)
Net cash used by financing activities	(225,357)	(291,290)
Effect of exchange rate changes on cash and cash equivalents	5,827	(22,255)
Decrease in cash and cash equivalents	(184,733)	(442,850)
Cash and cash equivalents at beginning of period	496,031	848,697
Cash and cash equivalents at end of period	$311,298	$405,847
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
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Accounting Principles—The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the management of Sotheby’s (or the "Company") in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In our opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The interim results presented in our Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year. See Note 2 for information about the seasonality of our business. We urge you to read these unaudited Condensed Consolidated Financial Statements in conjunction with the information included in our 2016 Form 10-K filed with the SEC on February 27, 2017.
Principles of Consolidation—The unaudited Condensed Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture in which we have a controlling 80% ownership interest. The net loss attributable to the minority owner of Sotheby's Beijing is reported as "Net Loss Attributable to Noncontrolling Interest" in our Condensed Consolidated Statements of Operations and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of our Condensed Consolidated Balance Sheets. Intercompany transactions and balances among our subsidiaries are eliminated in consolidation.
Equity investments through which we exercise significant influence over the investee, but do not control, are accounted for using the equity method. Under the equity method, our share of investee earnings or losses is recorded within Equity in Earnings of Investees in our Condensed Consolidated Statements of Operations. Our interest in the net assets of these equity method investees is recorded within Other Long-Term Assets on our Condensed Consolidated Balance Sheets. Our equity method investees include: (i) Acquavella Modern Art ("AMA"), a partnership through which a collection of fine art is being sold, (ii) RM Sotheby's, an auction house for investment-quality automobiles, and (iii) a partnership through which artworks are being purchased and sold (see Note 10).
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
ASU 2016-09 requires that all excess tax benefits and deficiencies resulting from the vesting of share-based payments be recorded in the statement of operations, whereas previous guidance generally permitted such items to be recorded in the equity section of the balance sheet provided that an adequate level of previously recorded excess tax benefits existed. We adopted this aspect of ASU 2016-09 on a prospective basis beginning on January 1, 2017. The adoption of ASU 2016-09 and the vesting of certain share-based payments in the first nine months of 2017 resulted in the recording of a discrete $2.6 million income tax benefit in our Condensed Consolidated Statements of Operations, which decreased our effective income tax rate for the nine months ended September 30, 2017 by approximately 6%. Under previous guidance, this income tax benefit would have been recorded as an increase to Additional Paid-In Capital on our Condensed Consolidated Balance Sheets.

ASU 2016-09 also changed how excess tax benefits resulting from the vesting of share-based payments are presented in the statement of cash flows. ASU 2016-09 requires that such excess tax benefits be classified within Operating Activities along with other income tax cash flows. Under previous guidance, excess tax benefits resulting from the vesting of share-based payments were presented as a cash inflow within Financing Activities and a corresponding cash outflow within Operating Activities. The adoption of ASU 2016-09 in the first quarter of 2017 resulted in the classification of $2.6 million of excess tax benefits within Operating Activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017. The retrospective adoption of ASU 2016-09 did not have an effect on our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 because no excess tax benefits were recorded in that period.
The adoption of the other aspects of ASU 2016-09 did not have a material impact on our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2017 and 2016.
Adoption of Other Recently Issued Accounting Standards—In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. The adoption of ASU 2016-05 on its effective date of January 1, 2017 did not have a material effect on our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2017 and 2016.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging-Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. The adoption of ASU 2016-06 on its effective date of January 1, 2017 did not have a material effect on our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2017 and 2016.
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
Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. AAP was acquired on January 11, 2016 (see Note 19). Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business, brand licensing activities, the results from certain equity method investments (see Note 10), and sales of the remaining inventory of Noortman Master Paintings, an art dealer that was owned and operated by us from its acquisition in 2006 until its closure in December 2013.
The following table presents our segment information for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

Three Months Ended September 30, 2017	Agency	SFS	All Other	Reconciling items (a)		Total
Revenues	$152,160	$13,781	$7,537	$(2,084)		$171,394
Segment (loss) income before taxes	$(55,061)	$5,965	$4,282	$(901)	(b)	$(45,715)
Three Months Ended September 30, 2016
Revenues	$74,095	$13,150	$6,259	$(2,012)		$91,492
Segment (loss) income before taxes	$(77,455)	$7,087	$(1,907)	$(1,220)	(b)	$(73,495)
Nine Months Ended September 30, 2017
Revenues	$615,092	$44,514	$20,914	$(6,691)		$673,829
Segment income before taxes	$13,743	$22,177	$9,003	$(2,034)	(b)	$42,889
Nine Months Ended September 30, 2016
Revenues	$436,928	$46,182	$19,117	$(5,539)		$496,688
Segment (loss) income before taxes	$(17,031)	$28,027	$1,318	$(1,807)	(b)	$10,507

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

The table below presents a reconciliation of segment (loss) income before taxes to consolidated (loss) income before taxes for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Agency	$(55,061)	$(77,455)	$13,743	$(17,031)
SFS	5,965	7,087	22,177	28,027
All Other	4,282	(1,907)	9,003	1,318
Segment (loss) income before taxes	(44,814)	(72,275)	44,923	12,314
Reconciling items:
Equity in earnings of investees (a)	(901)	(1,220)	(2,034)	(1,807)
(Loss) income before taxes	$(45,715)	$(73,495)	$42,889	$10,507

(a)
For segment reporting purposes, our share of earnings related to equity investees is included as part of (loss) income before taxes. However, such earnings are reported separately below (loss) income before taxes in our Condensed Consolidated Statements of Operations.

The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2017, December 31, 2016, and September 30, 2016 (in thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
Agency	$1,441,249	$1,759,670	$1,608,803
SFS	627,815	687,649	683,331
All Other	39,431	42,246	40,903
Total segment assets	2,108,495	2,489,565	2,333,037
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	38,180	14,861	24,644
Consolidated assets	$2,146,675	$2,504,426	$2,357,681
Substantially all of our capital expenditures for the nine months ended September 30, 2017, the year ended December 31, 2016, and the nine months ended September 30, 2016 were attributable to the Agency segment.

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
In the limited circumstances when the buyer's payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms (i.e., we pay the consignor before receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable on our Condensed Consolidated Balance Sheets. As of September 30, 2017, December 31, 2016, and September 30, 2016, Notes Receivable within the Agency segment included $2.7 million, $7.5 million, and $10.2 million, respectively, of such balances that have been reclassified from Accounts Receivable. See our discussion of Agency segment Notes Receivable below.
Under the standard terms and conditions of our auction and private sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale may be cancelled, and the property will be returned to the consignor. Alternatively, the consignor may reoffer the property at one of our future auctions or negotiate a private sale with us acting as their agent. In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of September 30, 2017, December 31, 2016, and September 30, 2016, Accounts Receivable (net) included $144.9 million, $90.1 million, and $138 million, respectively, related to situations when we paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of September 30, 2017, December 31, 2016, and September 30, 2016, Accounts Receivable (net) also included $16.4 million, $76.3 million, and $13 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
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
The lending activities of SFS are primarily funded with borrowings drawn from a dedicated revolving credit facility. To a lesser extent, cash balances are also used to fund a portion of the loans made by SFS, as appropriate. See Note 7 for information related to the dedicated revolving credit facility for SFS.

As of September 30, 2017, December 31, 2016, and September 30, 2016, the net Notes Receivable balance of SFS was $602.2 million, $675.1 million, and $655.2 million, respectively. As of September 30, 2017, December 31, 2016, and September 30, 2016, the total net Notes Receivable balance of SFS included $57.9 million, $88.7 million, and $90.4 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the nine months ended September 30, 2017 and 2016, SFS issued $6.5 million and $11.7 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2017 and 2016, such repayments totaled $37.3 million and $30.1 million, respectively.
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
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of September 30, 2017, December 31, 2016, and September 30, 2016 (in thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
Secured loans	$602,176	$675,109	$655,152
Low auction estimate of collateral	$1,378,737	$1,405,856	$1,347,334
Aggregate LTV ratio	44%	48%	49%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of September 30, 2017, December 31, 2016, and September 30, 2016 (in thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
Secured loans with an LTV ratio above 50%	$179,568	$270,111	$354,698
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$306,603	$486,973	$646,259
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	59%	55%	55%

The table below provides other credit quality information regarding secured loans made by SFS as of September 30, 2017, December 31, 2016, and September 30, 2016 (in thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
Total secured loans	$602,176	$675,109	$655,152
Loans past due	$79,038	$90,508	$17,204
Loans more than 90 days past due	$78,367	$158	$926
Non-accrual loans	$—	$158	$167
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,295	1,270	1,302
Total allowance for credit losses - secured loans	$1,295	$1,270	$1,302
We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of September 30, 2017, $79 million of the net Notes Receivable balance was past due, of which $78.4 million was more than 90 days past due. As of September 30, 2017, the collateral securing these past due loans had a low auction estimate of approximately $183.4 million resulting in an LTV ratio of approximately 43%. As of September 30, 2017, we are continuing to accrue interest on all past due loans. In consideration of expected loan renewals, loan payments, and $12 million in collateral sales to date related to loans that are more than 90 days past due for which the proceeds have not yet been collected from the buyer, as well as the value of the remaining collateral and our current collateral disposal plans, we believe that the principal and interest amounts owed for these past due loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to our determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of September 30, 2017, there were no non-accrual loans outstanding. As of December 31, 2016 and September 30, 2016, there was a $0.2 million non-accrual loan outstanding. This loan was written-off in the second quarter of 2017.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of September 30, 2017, December 31, 2016, and September 30, 2016, there were no impaired loans outstanding.
During the period January 1, 2017 to September 30, 2017, activity related to the Allowance for Credit Losses was as follows (in thousands of dollars):

Allowance for credit losses as of January 1, 2017	$1,270
Change in loan loss provision	25
Allowance for credit losses as of September 30, 2017	$1,295
As of September 30, 2017, unfunded commitments to extend additional credit through SFS were approximately $52.4 million.
Notes Receivable (Agency Segment)—We are obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on our Condensed Consolidated Balance Sheets within Notes Receivable (net). As of September 30, 2017, December 31, 2016, and September 30, 2016, there were $1.1 million, $1 million, and $2.3 million of auction guarantee advances outstanding, respectively. See Note 16 for additional information related to auction guarantees.

As discussed above, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, Notes Receivable (net) within the Agency segment included $2.7 million and $7.5 million, respectively, of such amounts reclassified from Accounts Receivable (net), against which we hold approximately $3.1 million of collateral. As of September 30, 2016, Notes Receivable (net) within the Agency segment included $10.2 million of such reclassified amounts, against which we held $4.4 million of collateral. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2017 and 2016, such repayments totaled $5 million and $13.7 million, respectively.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of September 30, 2017, December 31, 2016, and September 30, 2016, such loans totaled $3.8 million, $3.8 million, and $4.1 million, respectively. We are no longer accruing interest with respect to one of these loans with a balance of $2.1 million, but management believes that this balance is collectible.
Notes Receivable (Other)—In the second quarter of 2013, we sold our interest in an equity method investee for $4.3 million. The sale price was funded by an upfront cash payment of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan had a variable market rate of interest, required monthly payments during the loan term, and was initially scheduled to mature in December 2018. As of December 31, 2016 and September 30, 2016, the carrying value of this loan was approximately $2.1 million and $2.2 million, respectively. The entire remaining balance of the loan was repaid in the second quarter of 2017.

5. Goodwill and Intangible Assets
Goodwill—For the nine months ended September 30, 2017 and 2016, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of December 31	$43,878	$6,151	$50,029	$13,621	$—	$13,621
Goodwill acquired (see Note 19)	—	—	—	28,339	6,151	34,490
Foreign currency exchange rate changes	467	—	467	(278)	—	(278)
Ending balance as of September 30	$44,345	$6,151	$50,496	$41,682	$6,151	$47,833

Intangible Assets—As of September 30, 2017, December 31, 2016, and September 30, 2016, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	September 30, 2017	December 31, 2016	September 30, 2016
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - AAP (see Note 19)	8 years	10,800	10,800	10,800
Non-compete agreements - AAP (see Note 19)	6 years	3,060	3,060	3,060
Artworks database (b)	10 years	1,200	1,125	1,125
Total intangible assets subject to amortization		15,060	14,985	14,985
Accumulated amortization		(3,397)	(1,916)	(1,395)
Total amortizable intangible assets (net)		11,663	13,069	13,590
Total intangible assets (net)		$11,987	$13,393	$13,914

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)
Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and a subsequent cash payment made in the third quarter of 2017.

For the three and nine months ended September 30, 2017, amortization expense related to intangible assets was approximately $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2016, amortization expense related to intangible assets was approximately $0.5 million and $1.4 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the September 30, 2017 balance sheet date are as follows (in thousands of dollars):

Period	Amount
October 2017 to September 2018	$1,981
October 2018 to September 2019	$1,981
October 2019 to September 2020	$1,981
October 2020 to September 2021	$1,981
October 2021 to September 2022	$1,598

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
For the three and nine months ended September 30, 2017 and 2016, the components of the net credits related to the U.K. Pension Plan were as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$—	$1,153
Interest cost	2,047	2,385	5,984	7,600
Expected return on plan assets	(3,598)	(4,324)	(10,519)	(13,778)
Prior service cost	15	—	45	—
Amortization of actuarial loss	289	—	842	—
Amortization of prior service cost	(25)	—	(71)	—
Net pension credit	$(1,272)	$(1,939)	$(3,719)	$(5,025)
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
On September 27, 2017, we provided notice to our lenders to reduce the borrowing capacity of the SFS Credit Facility by $235 million, effective October 2, 2017. This reduction, which was entirely at our option and part of an ongoing commitment to allocate capital wisely, was executed in order to reduce facility fees for borrowing capacity that cannot be used due to secured debt limits under our $300 million 5.25% Senior Notes. Taking into account this reduction, the maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is $1.1 billion, with $300 million committed to the Agency segment and $800 million committed to SFS.
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
The Credit Agreement has a sub-limit of $320 million for foreign currency borrowings, with up to $50 million available for foreign currency borrowings under the Agency Credit Facility and up to $270 million available for foreign currency borrowings under the SFS Credit Facility. The Credit Agreement also includes an accordion feature, which allows us to seek an increase to the borrowing capacity of the Credit Agreement until February 23, 2020 by an amount not to exceed $150 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits us to seek an increase to the aggregate commitments of the Credit Agreement under an expedited arrangement process.

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
The Credit Agreement does not limit dividend payments and common stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2017.
Since August 2009, we have incurred aggregate fees of approximately $21.8 million in conjunction with the establishment of and subsequent amendments to the Credit Agreement. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement. As of September 30, 2017, $5.6 million of such unamortized fees are included within Other Long-Term Assets on our Condensed Consolidated Balance Sheets.
The following tables summarize information related to the Credit Agreement as of and for the periods ended September 30, 2017, December 31, 2016, and September 30, 2016 (in thousands of dollars):

As of and for the three and nine months ended September 30, 2017	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity (a)	$300,000		$1,035,000	(a)	$1,335,000	(a)
Borrowing base	$134,936		$503,132		$638,068
Borrowings outstanding	$—		$434,000		$434,000
Available borrowing capacity (a) (b)	$134,936		$69,132		$204,068
Average Borrowings Outstanding:
Three months ended September 30, 2017	$—		$508,342		$508,342
Nine months ended September 30, 2017	$—		$537,374		$537,374
Borrowing Costs - Three Months Ended September 30, 2017:
Interest	$—	(c)	$4,746	(d)	$4,746
Fees	777	(c)	1,308	(d)	2,085
Total	$777		$6,054		$6,831
Borrowing Costs - Nine Months Ended September 30, 2017:
Interest	$—	(c)	$13,471	(d)	$13,471
Fees	2,141	(c)	2,698	(d)	4,839
Total	$2,141		$16,169		$18,310

As of and for the year ended December 31, 2016	Agency Credit Facility	SFS Credit Facility	Total
Maximum borrowing capacity	$300,000	$1,035,000	$1,335,000
Borrowing base	$165,443	$569,021	$734,464
Borrowings outstanding	$—	$565,000	$565,000
Available borrowing capacity (b)	$165,443	$4,021	$169,464
Average borrowings outstanding	$—	$534,433	$534,433

As of and for the three and nine months ended September 30, 2016	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$174,548		$554,969		$729,517
Borrowings outstanding	$—		$553,000		$553,000
Available borrowing capacity (b)	$174,548		$1,969		$176,517
Average Borrowings Outstanding:
Three months ended September 30, 2016	$—		$523,397		$523,397
Nine months ended September 30, 2016	$—		$527,204		$527,204
Borrowing Costs - Three Months Ended September 30, 2016:
Interest	$—	(c)	$3,694	(d)	$3,694
Fees	640	(c)	739	(d)	1,379
Total	$640		$4,433		$5,073
Borrowing Costs - Nine Months Ended September 30, 2016:
Interest	$—	(c)	$10,824	(d)	$10,824
Fees	2,028	(c)	2,156	(d)	4,184
Total	$2,028		$12,980		$15,008

(a)	As discussed above, on September 27, 2017, we provided notice to our lenders to reduce the borrowing capacity of the SFS Credit Facility by $235 million, effective October 2, 2017.

(b)	The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.

(c)	Borrowing costs related to the Agency Credit Facility, which include interest and fees, are reflected in our Condensed Consolidated Statements of Operations as Interest Expense.

(d)
Borrowing costs related to the SFS Credit Facility are reflected in our Condensed Consolidated Statements of Operations within Cost of Finance Revenues. For the three and nine months ended September 30, 2017, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 4.8% and 4.0%, respectively. For the three and nine months ended September 30, 2017, Cost of Finance Revenues includes a charge of $0.7 million associated with the reduction in the borrowing capacity of the SFS Credit Facility discussed above. Excluding this charge, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 4.2% and 3.8% for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 3.4% and 3.3%, respectively.

Long-Term Debt—As of September 30, 2017, December 31, 2016, and September 30, 2016, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
York Property Mortgage, net of unamortized debt issuance costs of $4,797, $5,555, and $5,808	$272,261	$309,212	$310,834
2022 Senior Notes, net of unamortized debt issuance costs of $3,159, $3,642, and $3,803	296,841	296,358	296,197
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010, $1,010, and $1,010	(11,912)	(6,629)	(6,546)
Total Long-Term Debt, net	$557,190	$598,941	$600,485
See the captioned sections below for information related to the York Property Mortgage and the 2022 Senior Notes.
York Property Mortgage—The York Property, located at 1334 York Avenue, New York, New York, is home to our sole North American auction salesroom and principal North American exhibition space, including S|2, our private sale exhibition gallery. The York Property is also home to the U.S. operations of SFS, as well as our corporate offices. Upon our acquisition of the York Property in February 2009, we assumed a $235 million mortgage that carried an initial annual rate of interest of approximately 5.6% (the "Original York Property Mortgage"). The Original York Property Mortgage was due to mature on July 1, 2035, but had an optional pre-payment date of July 1, 2015, after which the annual rate of interest was scheduled to increase to 10.6%.
On July 1, 2015, we entered into a seven-year, $325 million mortgage loan (the "York Property Mortgage") to refinance the Original York Property Mortgage. After the repayment of the Original York Property Mortgage and the funding of all closing costs, reserves, and expenses, we received net cash proceeds of approximately $98 million. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future share repurchases. As of September 30, 2017, Sotheby's net worth was $520 million. In conjunction with this amendment, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account associated with the York Property Mortgage. Any prepayments made during the period July 2018 to July 2021 will also be funded exclusively from the restricted cash management account. See below for information related to the cash management account associated with the York Property Mortgage.
In connection with the York Property Mortgage, we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap effective as of July 1, 2015 and a five-year interest rate collar effective as of July 1, 2017. See Note 8 for information related to these interest protection agreements.
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

•
If Sotheby's corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, our corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender for monthly debt service, insurance, and tax payments. The lender will retain any excess cash after monthly debt service, insurance, and taxes as security. On July 3, 2017, $7 million from the Cash Management Account was used to fund a portion of the $32 million principal prepayment of the York Property Mortgage discussed above. As of September 30, 2017, December 31, 2016, and September 30, 2016, the Cash Management Account had a balance of $1.8 million, $4.6 million, and $3.6 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets.

•	Sotheby's is required to maintain a net worth of at least $325 million, subject to a cure period.
As of September 30, 2017, the fair value of the York Property Mortgage approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per ASC 820, Fair Value Measurements.
2022 Senior Notes—On September 27, 2012, we issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). The net proceeds from the issuance of the 2022 Senior Notes were approximately $294.6 million, after deducting fees paid to the initial purchasers, and were principally used to retire $80 million of unsecured debt that was due in June 2015 and $182 million of convertible debt that was due in June 2013. The 2022 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the Credit Agreement. Interest on the 2022 Senior Notes is payable semi-annually in cash on April 1 and October 1 of each year. As of September 30, 2017, the $300 million principal amount of the 2022 Senior Notes had a fair value of approximately $307.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.

Future Principal and Interest Payments—The aggregate future principal and interest payments due under the Credit Agreement, the York Property Mortgage, and the 2022 Senior Notes during the five-year period after September 30, 2017 are as follows (in thousands of dollars):

Period	Amount
October 2017 to September 2018	$38,233
October 2018 to September 2019	$37,494
October 2019 to September 2020	$471,953
October 2020 to September 2021	$38,567
October 2021 to September 2022	$244,850
The table above assumes that the annual interest rate for the York Property Mortgage will be at the interest rate collar's floor rate of 4.167% for the remainder of the mortgage term and projects principal prepayments in reference to available forecasts of LIBOR rates for the future periods through maturity.
8. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments that we have designated as hedging instruments as of September 30, 2017, December 31, 2016, and September 30, 2016 (in thousands of dollars):

	Assets		Liabilities
September 30, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification		Fair Value
Cash Flow Hedges:
Interest rate swap	Other Current Assets	$238	N/A		$—
Interest rate collar	N/A	—	Other Current Liabilities		1,375
Interest rate collar	N/A	—	Other Long-Term Liabilities		2,900
Total cash flow hedges		238		—	4,275
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities		3,626
Total		$238			$7,901

	Assets		Liabilities
December 31, 2016	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swaps	Other Current Assets	$82	Other Current Liabilities	$163
Interest rate collar	N/A	—	Other Long-Term Liabilities	5,952
Total cash flow hedges		82		6,115
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	30,258	N/A	—
Total		$30,340		$6,115

	Assets		Liabilities
September 30, 2016	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	N/A	$—	Other Current Liabilities	$651
Interest rate collar	N/A	—	Other Long-Term Liabilities	14,696
Total cash flow hedges		—		15,347
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	20,098	Other Current Liabilities	—
Total		$20,098		$15,347

During the nine months ended September 30, 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $213.8 million and realized a net gain of $29.1 million. Realized gains and losses related to the settlement of derivative financial instruments designated as net investment hedges are reflected on our Condensed Consolidated Balance Sheets within Accumulated Other Comprehensive Loss.
The following tables summarize the effect of the derivative financial instruments that we have designated as hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net (Loss) Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net (Loss) Income - Effective Portion		Amount Reclassified from Accumulated Other Comprehensive Loss into Net (Loss) Income - Ineffective Portion
Three Months Ended September 30,	2017	2016		2017	2016	2017	2016
Cash Flow Hedges:
Interest rate swaps	$(7)	$223	Interest Expense	$(8)	$192	$—	$—
Interest rate collar	125	925	Interest Expense	300	—	—	—
Total cash flow hedges	118	1,148		292	192	—	—
Net Investment Hedges:
Foreign exchange contracts	(911)	4,323	N/A	—	—	—	—
Total	$(793)	$5,471		$292	$192	$—	$—

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) - Effective Portion			Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion		Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Ineffective Portion
Nine Months Ended September 30,	2017		2016		2017	2016	2017	2016
Cash Flow Hedges:
Interest rate swaps	$127		$(860)	Interest Expense	$27	$631	$—	$—
Interest rate collar	210		(4,867)	Interest Expense	300	—	—	—
Interest rate collar	—		—	Non-operating income	—	—	622	—
Total cash flow hedges	337	—	(5,727)		327	631	622	—
Net Investment Hedges:
Foreign exchange contracts	(2,989)		10,096	N/A	—	—	—	—
Total	$(2,652)		$4,369		$327	$631	$622	$—
See the captioned sections below for information related to the derivative financial instruments that we have designated as cash flow hedges or as net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—In connection with the York Property Mortgage (see Note 7), we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. For the three months ended September 30, 2017, the effective interest rate for the York Property Mortgage was the Mortgage Collar's floor rate of 4.167%.

In conjunction and concurrent with the June 2017 amendment to the York Property Mortgage, the notional value of the Mortgage Collar was reduced by $57 million to reflect: (i) the $32 million principal prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each, beginning in July 2018 and continuing through July 2021. The reduction in the notional value of the Mortgage Collar relates to previously forecasted interest payments that are no longer probable of occurring as a result of the June 2017 amendment to the York Property Mortgage. The reduction in the notional value of the Mortgage Collar resulted in a $0.6 million (net of tax) reclassification from Accumulated Other Comprehensive Loss into Net Income in the second quarter of 2017.
As of September 30, 2017, the notional value of the Mortgage Collar was $277.1 million, which is equal to the principal balance of the York Property Mortgage on that date. For the remainder of its term, the Mortgage Collar will have a notional value that is no greater than the applicable forecasted principal balance of the York Property Mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreement(s) are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of September 30, 2017, the notional value of the SFS Swap was $63 million. See Note 7 for additional information related to the SFS Credit Facility.
At their inception, the Mortgage Swap, the Mortgage Collar, and the SFS Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges is effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in our Condensed Consolidated Statements of Operations in the same period that interest expense related to the underlying debt instruments is recorded. Any hedge ineffectiveness is immediately recognized in Net Income (Loss). In addition, if any of the forecasted transactions associated with the Cash Flow Hedges are no longer probable of occurring, any related amounts previously recorded in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets would be immediately reclassified into Net Income (Loss). As discussed above, certain previously forecasted interest payments associated with the Mortgage Collar became no longer probable of occurring in the second quarter of 2017 and, as a result, $0.6 million (net of tax) of the amount previously recorded in Accumulated Other Comprehensive Loss was immediately reclassified into Net Income in the second quarter of 2017.
Management performs a quarterly assessment to determine whether each of the Cash Flow Hedges continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments. As of September 30, 2017, each of the Cash Flow Hedges, including the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments.
The assets and liabilities associated with the Cash Flow Hedges have been designated as Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Level 2 fair value measurements may be determined through the use of models or other valuation methodologies. The fair value of the Mortgage Swap was based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the timing of the interest payments related to the York Property Mortgage. The fair value of the Mortgage Collar is based on an option pricing model using observable LIBOR-curve rates for each forecasted monthly settlement, with the projected cash flows discounted using the contractual terms of the instrument. The fair value of the SFS Swap is based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the timing of the interest payments related to the SFS Credit Facility.

Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of September 30, 2017, the aggregate notional value of our outstanding net investment hedge contracts was $49.7 million.
We use the forward rate method to assess the effectiveness of our net investment hedges. Under the forward rate method, if both the notional value of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the investor’s functional currency, then all changes in fair value of the derivative are reported in the cumulative translation adjustment accounts within Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets.
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
As of September 30, 2017, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $143.9 million. Notional values do not quantify risk or represent our assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings. As of September 30, 2017, December 31, 2016, and September 30, 2016, the aggregate fair value of these contracts represented liabilities of $0.4 million, $3.6 million, and $10.5 million, respectively, which were recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
9. Sale of Pink Diamond
In the second quarter of 2016, we sold an undivided legal and beneficial 50% ownership interest in a Fancy Vivid Pink Diamond (the "Pink Diamond") held in Inventory for $34.2 million in cash, which was recorded on our Condensed Consolidated Balance Sheets as deferred revenue within Other Current Liabilities. In April 2017, at our Magnificent Jewels and Jadeite Sale in Hong Kong (the "Auction"), the Pink Diamond was sold for a total purchase price of approximately $71.2 million (the "Purchase Price"). Although the Auction occurred in the second quarter of 2017, the sale was recognized in our financial statements in the third quarter of 2017 upon collection of the Purchase Price from the winning bidder in September 2017. Upon the collection of the Purchase Price, the $68.4 million carrying value of the Pink Diamond was removed from Inventory and the related $34.2 million cash payment received in the second quarter of 2016 was removed from Other Current Liabilities. The sale of the Pink Diamond resulted in a gain of approximately $0.4 million, after taking into account the associated Cost of Inventory Sales of $70.8 million, which includes amounts due to our partner in the Pink Diamond and other costs related to the sale, and is recorded in our results of operations for the three and nine months ended September 30, 2017.

10. Supplemental Condensed Consolidated Balance Sheet Information
As of September 30, 2017, December 31, 2016, and September 30, 2016, Prepaid Expenses and Other Current Assets consisted of the following (in thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
Prepaid expenses	$31,623	$20,436	$29,716
Derivative financial instruments (see Note 8)	239	30,340	20,098
Other (a)	23,661	25,831	16,052
Total Prepaid Expenses and Other Current Assets	$55,523	$76,607	$65,866

(a)	Other principally includes receivables related to insurance recoveries and, to a much lesser extent, other miscellaneous short-term assets.
For the nine months ended September 30, 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value $213.8 million and realized a net gain of $29.1 million. See Note 8 for additional information related to derivative financial instruments.

As of September 30, 2017, December 31, 2016, and September 30, 2016, Other Long-Term Assets consisted of the following (in thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
Defined benefit pension plan asset (see Note 6)	$90,559	$78,576	$63,563
Equity method investments (a)	46,207	43,143	41,695
Trust assets related to deferred compensation liability	25,325	26,713	27,962
Restricted cash (b)	17,835	1,064	1,127
Other	16,156	15,928	16,191
Total Other Long-Term Assets	$196,082	$165,424	$150,538

(a)
Includes our equity method investments in RM Sotheby's and AMA, as well as a partnership that was formed in the second quarter of 2017 through which artworks are being purchased and sold. As of September 30, 2017, our investment in this partnership was $5.4 million, representing our 50% ownership interest.

(b)
As of September 30, 2017, restricted cash reflected within Other Long-Term Assets principally relates to $15.3 million of funds held in escrow pending the final settlement of a sale. As of December 31, 2016 and September 30, 2016, restricted cash reflected within Other Long-Term Assets primarily consists of segregated cash related to long-term lease arrangements.

As of September 30, 2017, December 31, 2016, and September 30, 2016, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
Deferred compensation liability	$24,563	$25,914	$26,086
Acquisition earn-out consideration (see Note 19)	17,500	26,250	—
Interest rate collar liability (see Note 8)	2,900	5,952	14,696
Other	6,704	6,964	7,010
Total Other Long-Term Liabilities	$51,667	$65,080	$47,792

11. Supplemental Condensed Consolidated Cash Flow Information
For the nine months ended September 30, 2017 and 2016, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows included the following (in thousands of dollars):

	Nine Months Ended September 30,
	2017	2016
(Increase) decrease in:
Prepaid expenses and other current assets	$(2,443)	$(7,974)
Other long-term assets	788	10,748
Income tax receivables and deferred income tax assets	(34,168)	11,835
Decrease in:
Accrued income taxes and deferred income tax liabilities	(15,156)	(20,220)
Accounts payable and accrued liabilities and other liabilities	(64,697)	(11,841)
Total changes in other operating assets and liabilities	$(115,676)	$(17,452)
12. Shareholders' Equity and Dividends
Common Stock Repurchase Program—The following table provides information regarding our common stock repurchase program for the nine months ended September 30, 2017 and 2016 (in thousands, except for per share data):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Shares repurchased	866	11,093
Aggregate purchase price	$40,193	$286,084
Average price per share	$46.40	$25.79
On August 15, 2017, the Board of Directors approved a $100 million increase to our share repurchase authorization, resulting in an updated aggregate share repurchase authorization of $100.03 million. There have been no share repurchases subsequent to August 15, 2017 and, as a result, our current share repurchase authorization is $100.03 million.
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
Special Dividend—On January 29, 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. In conjunction with this special dividend, approximately $11 million was accrued for dividend equivalents owed on share-based payments to employees, which was charged to retained earnings. For the nine months ended September 30, 2017 and 2016, approximately $2 million and $1.4 million, respectively, of such accrued dividend equivalents were paid upon the vesting of the underlying awards.

13. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Currency Translation Adjustments
Balance at beginning of period	$(80,327)	$(71,274)	$(89,478)	$(52,279)
Other comprehensive income (loss) before reclassifications, net of tax of $851, ($4,946), $2,272, and ($7,691)	3,870	(4,895)	13,021	(23,890)
Other comprehensive income (loss)	3,870	(4,895)	13,021	(23,890)
Balance at end of period	(76,457)	(76,169)	(76,457)	(76,169)
Cash Flow Hedges
Balance at beginning of period	(2,788)	(10,742)	(3,664)	(4,306)
Other comprehensive income (loss) before reclassifications, net of tax of $72, $710, $207, and ($3,550)	118	1,148	337	(5,727)
Reclassifications from accumulated other comprehensive loss, net of tax of $181, $119, $588, and $391	292	192	949	631
Other comprehensive income (loss)	410	1,340	1,286	(5,096)
Balance at end of period	(2,378)	(9,402)	(2,378)	(9,402)
Net Investment Hedges
Balance at beginning of period	14,540	5,773	16,618	—
Other comprehensive (loss) income before reclassifications, net of tax of ($552), $2,817, ($1,822), and $6,694	(911)	4,323	(2,989)	10,096
Other comprehensive (loss) income	(911)	4,323	(2,989)	10,096
Balance at end of period	13,629	10,096	13,629	10,096
Defined Benefit Pension Plan
Balance at beginning of period	(14,211)	(8,629)	(13,834)	(9,619)
Currency translation adjustments	(433)	354	(1,233)	1,263
Net actuarial gain, net of tax of $0, $0, $0, and ($81)	—	—	—	81
Prior service cost amortization, net of tax of ($5), $0, ($12), and $0	(20)	—	(59)	—
Actuarial loss amortization, net of tax of $50, $0, $141, and $0	239	—	701	—
Other comprehensive (loss) income	(214)	354	(591)	1,344
Balance at end of period	(14,425)	(8,275)	(14,425)	(8,275)
Total other comprehensive income (loss) attributable to Sotheby's	3,155	1,122	10,727	(17,546)
Accumulated other comprehensive loss as of September 30	$(79,631)	$(83,750)	$(79,631)	$(83,750)

The following is a summary of the reclassification adjustments made to Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash Flow Hedges
Settlements	$473	$311	$1,537	$1,022
Tax effect	(181)	(119)	(588)	(391)
Reclassification adjustments, net of tax	292	192	949	631
Defined Benefit Pension Plan
Prior service cost amortization	(25)	—	(71)	—
Actuarial loss amortization	289	—	842	—
Pre-tax total	264	—	771	—
Tax effect	(45)	—	(129)	—
Reclassification adjustments, net of tax	219	—	642	—
Total reclassification adjustments, net of tax	$511	$192	$1,591	$631
14. Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between December 31, 2017 and January 11, 2021. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $13.9 million as of September 30, 2017.
Tax Contingencies—We are subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between us and our clients. The application of these laws and regulations to our unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. We are generally not responsible for these indirect tax liabilities unless we fail to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose us to claims from tax authorities and could require us to record a liability and corresponding charge to our statement of operations.
Guarantees of Collection—A guarantee of collection is a guarantee to a consignor that, under certain conditions,
Sotheby's will pay the consignor for property that has sold at auction but has not yet been paid for by the purchaser. It is not a guarantee that the property will be sold at a certain minimum price. In the event that any item subject to a guarantee of collection is sold and the purchaser does not pay by the settlement date, we are required to pay the consignor the net sale proceeds, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. In certain limited circumstances, we may also have the right to recover the net sale proceeds from the consignor in the event of an ultimate purchaser default.
As of September 30, 2017, we had issued to consignors guarantees of collection for property with an aggregate pre-sale low estimate of $2.5 million. The property related to these guarantees of collection is being offered at auctions in the fourth quarter of 2017. As of November 2, 2017, our obligation under these guarantees of collection was reduced by $1.8 million as a result of amounts collected from buyers.
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

See Note 4, which discusses unfunded SFS loan commitments. See Note 7, which discusses debt commitments. See Note 15, which discusses income tax contingencies. See Note 16, which discusses auction guarantees. See Note 19, which discusses our commitment to make earn-out payments to the former principals of AAP.
15. Uncertain Tax Positions
As of September 30, 2017, our liability for uncertain tax positions, excluding interest and penalties, was $14.2 million, representing a net decrease of $5.3 million when compared to a liability of $19.5 million as of December 31, 2016. This net decrease is primarily due to the reversal of tax reserves upon the lapse of the statute of limitations for certain tax years. Also contributing to the decrease in the liability for uncertain tax positions is the settlement of tax audits. These decreases are partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters. As of September 30, 2016, our liability for unrecognized tax benefits, excluding interest and penalties, was $19.7 million.
As of September 30, 2017, December 31, 2016, and September 30, 2016, the total amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate was $3.1 million, $9.3 million, and $13.7 million, respectively. We believe it is reasonably possible that a decrease of $3 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2017 balance sheet date as a result of the expiration of statutes of limitations and the expected settlement of ongoing tax audits.
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
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax (Benefit) Expense in our Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2017, the accrual for such interest and penalties decreased by $0.1 million.
Our policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in our Condensed Consolidated Statements of Operations. Penalties related to such taxes are recorded as General and Administrative Expenses in our Condensed Consolidated Statements of Operations. Interest expense and penalties related to income taxes are recorded as a component of Income Tax (Benefit) Expense in our Condensed Consolidated Statements of Operations.

16. Auction Guarantees
From time-to-time in the ordinary course of our business, we will guarantee to a consignor a minimum sale price in connection with the sale of property at auction (an "auction guarantee"). If the property offered under the auction guarantee sells above the minimum guaranteed price, we are generally entitled to a share of the excess proceeds (the "overage"). In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the difference between the sale price at auction and the amount of the auction guarantee (the "shortfall"). The amount of any shortfall recorded in our Condensed Consolidated Statements of Operations is reduced by any auction commissions earned on property sold under the auction guarantee. If any item of property offered under the auction guarantee does not sell, the amount of the auction guarantee must be paid, but we then take ownership of the unsold property and may recover the amount paid through its future sale. In certain limited situations, if the guaranteed property fails to sell at auction or if the purchaser defaults, the consignor has the right to cancel the auction guarantee and retain the property. Depending on the mix of items subject to an auction guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
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
As of September 30, 2017, we had outstanding auction guarantees totaling $139.6 million. Our financial exposure under these auction guarantees is reduced by irrevocable bids totaling $27.6 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions during the fourth quarter of 2017.
We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of September 30, 2017, December 31, 2016, and September 30, 2016, auction guarantee advances outstanding totaled $1.1 million, $1 million, and $2.3 million respectively. As of September 30, 2017, December 31, 2016, and September 30, 2016, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $5 million, $0.6 million, and $6.2 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets.

As of November 2, 2017, we had outstanding auction guarantees totaling $246.8 million and, as of that date, our financial exposure was reduced by irrevocable bids totaling $109.4 million. Each of the auction guarantees outstanding as of November 2, 2017 had a minimum guaranteed price that was within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the fourth quarter of 2017. As of November 2, 2017, we have advanced $11.3 million of the total guaranteed amount.
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
For the three and nine months ended September 30, 2017 and 2016, compensation expense for share-based payments made to employees was reflected in the following accounts in our Condensed Consolidated Statements of Operations (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Salaries and related costs	$5,408	$2,743	$17,423	$10,871
Voluntary separation incentive programs	—	(183)	—	(823)
Total share-based payment expense (pre-tax)	$5,408	$2,560	$17,423	$10,048
Total share-based payment expense (after-tax)	$3,657	$1,984	$11,654	$7,394
For the three and nine months ended September 30, 2016, our Condensed Consolidated Statements of Operations include credits of ($0.2) million and ($0.8) million, respectively, related to the voluntary separation incentive programs enacted in the fourth quarter of 2015. These credits were the result of changes in our estimate of the number of performance-based stock units held by program participants that were expected to vest.
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
For the nine months ended September 30, 2017, we recognized a $2.6 million excess tax benefit related to share-based payments in our Condensed Consolidated Statements of Operations. This tax benefit represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
For the nine months ended September 30, 2016, we recognized a ($1.3) million tax shortfall related to share-based payments. This tax shortfall represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period was less than the tax benefit initially recognized in our Condensed Consolidated Financial Statements. As discussed above, prior to the adoption of ASU 2016-09 on January 1, 2017, such tax shortfalls were accounted for as a reduction to previously recorded excess tax benefits related to share-based payments within Additional Paid-in Capital on our Condensed Consolidated Balance Sheets.
As of September 30, 2017, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $27.5 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.2 years. We do not capitalize any compensation expense related to share-based payments to employees.

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
For the nine months ended September 30, 2017, the Compensation Committee approved share-based payment awards with a total grant date fair value of $31 million, as follows:

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

•	404,785 RSU's with a grant date fair value of $16.4 million and annual vesting opportunities over a three-year service period.
Summary of Outstanding Share-Based Payment Awards—For the nine months ended September 30, 2017, changes to the number of outstanding RSU’s, PSU’s, and restricted shares were as follows (shares in thousands)

	Restricted Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,235	$36.40
Granted	775	$39.92
Vested	(834)	$39.25
Canceled	(186)	$38.77
Outstanding at September 30, 2017	1,990	$34.95
As of September 30, 2017, 2.3 million shares were available for future awards issued pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU’s and PSU's that vested during the nine months ended September 30, 2017 and 2016 was $39.5 million and $15 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan are exercisable into authorized, but unissued shares of our common stock. Stock options vest evenly over four years and expire ten years after the date of grant. As of September 30, 2017, 104,100 shares of our common stock were available for the issuance of stock options under the Stock Option Plan. As of September 30, 2017, 50,000 stock options were outstanding and exercisable with a weighted average exercise price of $22.11 per share, a weighted average remaining contractual term of 2.4 years, and an aggregate intrinsic value of $1.2 million. No stock options were exercised or granted during the nine months ended September 30, 2017 and 2016.

Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three and nine months ended September 30, 2017 and 2016, we recognized $0.3 million and $0.8 million, respectively, within General and Administrative Expenses in our Condensed Consolidated Statements of Operations related to common stock shares awarded under the Directors Stock Plan. As of September 30, 2017, 164,089 deferred stock units were outstanding under the Directors Stock Plan and 120,337 units were available for future issuance.
18. (Loss) Earnings Per Share
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
For the three and nine months ended September 30, 2017 and 2016, approximately 1 million potential common shares related to share-based payment awards were excluded from the computation of diluted earnings per share because the financial performance or stock price targets inherent in such awards were not achieved as of the respective balance sheet dates.

The table below summarizes the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(23,479)	$(54,470)	$42,087	$8,610
Less: Net income attributable to participating securities	—	—	643	115
Net (loss) income attributable to Sotheby’s common shareholders	$(23,479)	$(54,470)	$41,444	$8,495
Denominator:
Weighted average common shares outstanding	52,532	55,013	52,755	58,379
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.45)	$(0.99)	$0.79	$0.15
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(23,479)	$(54,470)	$42,087	$8,610
Less: Net income attributable to participating securities	—	—	643	115
Net (loss) income attributable to Sotheby’s common shareholders	$(23,479)	$(54,470)	$41,444	$8,495
Denominator:
Weighted average common shares outstanding	52,532	55,013	52,755	58,379
Weighted average effect of dilutive potential common shares:
Performance share units	—	—	243	433
Deferred stock units	—	—	159	150
Stock options	—	—	26	13
Weighted average dilutive potential common shares outstanding	—	—	428	596
Weighted average diluted shares outstanding	52,532	55,013	53,183	58,975
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.45)	$(0.99)	$0.78	$0.14
The decrease in weighted average common shares outstanding between the current and prior year is due to common stock repurchases made throughout 2016 and in the second and third quarters of 2017. See Note 12 for additional information on our share repurchase program.

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
As indicated above, in connection with the acquisition of AAP, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") was to be measured at the end of each calendar year during the four-year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015. Amounts owed pursuant to the earn-out arrangement are considered to be compensation expense for accounting purposes and are classified within Salaries and Related Costs in our Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2016, we recognized $17.2 million and $21.6 million, respectively, of compensation expense associated with the AAP earn-out arrangement based on our estimate of progress against the Target. For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement, reflecting the full achievement of the Target as a result of our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during the initial annual period. The $35 million owed under the earn-out arrangement is being paid in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020. The portion of the accrued liability due in the first quarter of 2018 ($8.75 million) is recorded within Accrued Salaries and Related Costs on our Condensed Consolidated Balance Sheets, and the remaining liability ($17.5 million) is recorded within Other Long-Term Liabilities. See Note 10.
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
20. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales brokered by Sotheby's. For the three months ended September 30, 2017, we recognized Agency Commissions and Fees of less than $0.1 million, related to property sold or purchased by related parties. For the nine months ended September 30, 2017, we recognized Agency Commissions and Fees of $4.7 million, related to property sold or purchased by related parties. For the three and nine months ended September 30, 2016, such amounts totaled $0.1 million and $0.7 million, respectively.
As of September 30, 2017, December 31, 2016, and September 30, 2016, amounts owed to related party consignors totaled $0.4 million, $3.6 million, and $0.9 million, respectively. As of September 30, 2017 and December 31, 2016, Accounts Receivable (net) included $0.1 million and $1.8 million, respectively, associated with auction purchases made by related parties.
21. Recent Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. We will adopt ASU 2014-09 on January 1, 2018 using the full retrospective method.
We have identified all material contract types and have substantially completed our assessment of the impact of adopting ASU 2014-09. Based on our assessment to date, the adoption of ASU 2014-09 will not have a material impact on the timing of our revenue recognition. However, there will be a change in the presentation of certain revenues and expenses currently recorded on a net basis in our statement of operations. In particular, certain auction commissions and fees shared with irrevocable bid counterparties and third parties who introduce us to consignors, which are currently reported as a reduction of Agency Commissions and Fees, will be reported as a component of Agency Direct Costs. Similarly, various agency-related expense recoveries (most notably, recoveries related to the shipment of property) that are currently reported as a reduction of Agency Direct Costs, will be reported as a component of Agency Commissions and Fees. We will disclose the quantitative impact of adopting ASU 2014-09 in our Form 10-K for the year ending December 31, 2017. In addition, we are in the process of identifying and implementing changes to our business processes, systems and controls to support the adoption of this standard.
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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires long-term lease arrangements to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for us beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2016-02 on our financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which updates guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows and is intended to reduce existing diversity in practice. We will adopt ASU 2016-15 using the full retrospective method on January 1, 2018. The adoption of ASU 2016-15 will change the manner in which we report any cash proceeds received from the company-owned life insurance investments held within our deferred compensation plan for certain U.S. employees. Upon adoption, such proceeds will be reported within investing activities, rather than within operating activities. The other aspects of ASU 2016-15 are not expected to have a material impact on our financial statements
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which amends ASC 230, Statement of Cash Flows, to add or clarify guidance on the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In particular, ASU 2016-18 requires that restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period totals disclosed in the statement of cash flows. Transfers between restricted and unrestricted cash accounts will not be reported within the statement of cash flows. Only restricted cash receipts or payments directly with third parties will be reported in the statement of cash flows as either an operating, investing, or financing activity depending on the nature of the transaction. We will adopt ASU 2016-18 retrospectively on January 1, 2018.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to disaggregate the current service cost component from the other components of net pension cost (the "other components") to be included in compensation costs in the income statement and present the other components elsewhere in the statement of operations and outside of income from operations, if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the lines in the statement of operations that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07 is effective for us beginning on January 1, 2018. The adoption of ASU 2017-07 will result in the recording of interest cost, the expected return on plan assets and the amortization of actuarial losses related to the U.K. Pension Plan outside of operating income. Currently, these components of net pension cost (credit) are recorded within Salaries and Related Costs. See Note 6.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We will apply ASU 2017-09 prospectively to any share-based payment awards modified on or after its January 1, 2018 effective date. We do not expect the adoption of ASU 2017-09 to have a material impact on our financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which provides targeted guidance regarding the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for us beginning on January 1, 2019. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2017-12 on our financial statements.

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
Our operations are organized under two segments: the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby’s Financial Services (“SFS”). The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, jewelry, wine and collectibles (collectively, "art" or "works of art" or "artwork" or "property") through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process and RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. SFS earns interest income and related fees through art-related financing activities by making loans that are secured by works of art. Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, and short and long-term planning, and provides advice to artists and artists' estates. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business and brand licensing activities.
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
Competition in the global art market is intense. Artworks are sold primarily through the major auction houses, numerous art dealers, smaller auction houses, and also directly between private collectors. In recent years, a growing number of art dealers and private collectors now buy and sell artworks at art fairs such as The European Fine Art Fair (TEFAF), Art Basel, and the Frieze art fairs. A fundamental challenge facing any auctioneer or art dealer is the sourcing of high quality and valuable property for sale either as agent or as principal. Our primary competitor in the global art market is Christie's, a privately owned auction house. To a lesser extent, we also face competition from a variety of art dealers across all collecting categories, as well as smaller auction houses such as Bonhams and Phillips and certain regional auction houses. In the Chinese art market, we also compete with Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd., and Beijing Council International Auction Co. Ltd.
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
Business and Industry Trends
Following a period of expansion that began in late-2009 and lasted until the fourth quarter of 2015, the global art market entered a period of lower sales, particularly in the Impressionist, Modern and Contemporary Art collecting categories, which resulted in a 27% decrease in Consolidated Sales2 in 2016, when compared to 2015. Even during this period of lower sales, collectors continued to purchase top quality works of art for strong prices and our auction sell-through rates remained encouraging.
During the first nine months of 2017, we have achieved a 13% increase in Consolidated Sales when compared to the same period in the prior year, before giving effect to differences in foreign currency exchange rates. Approximately 3% of this increase is attributable to a change in the timing of certain of our autumn Hong Kong sales in 2017, as discussed below. During this same period of time, we have also seen an improvement in Auction Commission Margin versus the prior year from 16.5% to 17.2%. These improvements have been offset by higher operating expenses during the current year-to-date period, a trend we expect to continue for the balance of 2017 as incentive compensation returns to more normal pre-2016 levels, and we continue to invest in technology and digital marketing talent, as well as in other initiatives to drive future revenue growth.

________________
1 Represents the total hammer (sale) price of property sold at auction.
2 Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales, as defined below.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016
For the three months ended September 30, 2017, we reported a net loss of ($23.5) million, or ($0.45) per diluted share, representing a $31 million (57%) improvement when compared to the same period in the prior year when we reported a net loss of ($54.5) million, or ($0.99) per diluted share. After excluding certain charges in the prior year period, Adjusted Net Loss* improved $19.6 million (45%) from ($43.1) million to ($23.5) million. The comparison between the current and prior year periods is significantly influenced by a change in the timing of the autumn Modern and Contemporary Art sales in Hong Kong, which were held in the third quarter of 2017 after occurring in the fourth quarter in 2016. This change in timing contributed $82 million of Net Auction Sales to current period results. Also contributing to the decrease in Adjusted Net Loss* is a significant improvement in results from our inventory activities, as well as $7.7 million of net discrete income tax benefits recorded during the quarter primarily resulting from the reversal of a tax reserve for a previously uncertain tax position for which the statute of limitations has now expired. These factors are partially offset by a higher level of indirect expenses in the current period.
For the nine months ended September 30, 2017, we reported net income of $42.1 million, or $0.78 per diluted share, representing a $33.5 million increase when compared to the same period in the prior year when we reported net income of $8.6 million, or $0.14 per diluted share. After excluding certain charges in the current and prior year periods, Adjusted Net Income* improved $16.8 million (65%) from $25.9 million to $42.6 million. The comparison between the current and prior year periods is significantly influenced by the change in the timing of the autumn Modern and Contemporary Art sales in Hong Kong discussed above, which contributed $82 million of Net Auction Sales to current period results. Also contributing to the increase in Adjusted Net Income* is a significant improvement in results from our inventory activities, better results from our portfolio of auction guarantees, and a 12% increase in private sale commissions. The comparison of year-to-date results to the prior year is also favorably impacted by the $7.7 million of net discrete income tax benefits recognized in the current quarter, as discussed above. These factors are partially offset by a higher level of indirect expenses and lower results from Sotheby's Financial Services. Although Adjusted Net Income* for the year-to-date period increased by 65%, Adjusted Diluted Earnings Per Share* improved 84%, from $0.43 to $0.79, as our share repurchase program has reduced the number of common stock shares outstanding by 13.3 million, from 65.8 million to 52.5 million since the beginning of 2016.
Outlook
Given the seasonal nature of Sotheby's business, fourth quarter Net Auction Sales and earnings (including those related to auctions that have yet to occur) have a significant impact on our full year results. This fact, in tandem with our quarterly base of fixed costs, make it difficult to provide guidance on results for the fourth quarter of 2017. However, based on sales activity to date in 2017, the markets in which we operate continue to show signs of strengthening. (See statement on Forward Looking Statements.)

_________________
* See "Non-GAAP Financial Measures" below for a description of these non-GAAP financial measures and a reconciliation to the most comparable GAAP amount.

The following tables present a summary of our consolidated results of operations and related statistical metrics for the three and nine months ended September 30, 2017 and 2016, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended September 30,	2017	2016	$/%	%
Revenues:
Agency commissions and fees	$72,650	$51,285	$21,365	42%
Inventory sales	81,501	24,359	57,142	*
Finance	11,697	11,138	559	5%
Other	5,546	4,710	836	18%
Total revenues	171,394	91,492	79,902	87%
Expenses:
Agency direct costs	10,321	5,142	5,179	*
Cost of inventory sales	78,734	29,616	49,118	*
Cost of finance revenues	6,054	4,433	1,621	37%
Marketing	5,933	4,099	1,834	45%
Salaries and related (a)	61,946	70,471	(8,525)	(12%)
General and administrative	42,483	39,355	3,128	8%
Depreciation and amortization	5,707	5,426	281	5%
Voluntary separation incentive programs (net)	—	(176)	176	100%
Total expenses	211,178	158,366	52,812	33%
Operating loss	(39,784)	(66,874)	27,090	41%
Net interest expense (b)	(7,789)	(7,254)	(535)	(7%)
Non-operating income	1,858	633	1,225	*
Loss before taxes	(45,715)	(73,495)	27,780	38%
Income tax benefit	(21,328)	(17,775)	(3,553)	(20%)
Equity in earnings of investees	901	1,220	(319)	(26%)
Net loss	(23,486)	(54,500)	31,014	57%
Less: Net loss attributable to noncontrolling interest	(7)	(30)	23	77%
Net loss attributable to Sotheby's	$(23,479)	$(54,470)	$30,991	57%
Diluted loss per share - Sotheby’s common shareholders	$(0.45)	$(0.99)	$0.54	55%
Statistical Metrics:
Aggregate Auction Sales (c)	$347,338	$195,881	$151,457	77%
Net Auction Sales (d)	$286,722	$160,208	$126,514	79%
Private Sales (e)	$120,304	$167,858	$(47,554)	(28%)
Consolidated Sales (f)	$549,143	$388,098	$161,045	41%
Effective income tax benefit rate	(46.7%)	(24.2%)	(22.5%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (g)	$126,390	$105,643	$20,747	20%
Adjusted Operating Loss (g)	$(39,784)	$(48,200)	$8,416	17%
Adjusted Net Loss (g)	$(23,479)	$(43,064)	$19,585	45%
Adjusted Diluted Loss Per Share (g)	$(0.45)	$(0.78)	$0.33	42%

			Variance
Nine Months Ended September 30,	2017	2016	$/%	%
Revenues:
Agency commissions and fees	$448,950	$406,114	$42,836	11%
Inventory sales	172,815	36,434	136,381	*
Finance	37,823	40,643	(2,820)	(7%)
Other	14,241	13,497	744	6%
Total revenues	673,829	496,688	177,141	36%
Expenses:
Agency direct costs	49,719	45,924	3,795	8%
Cost of inventory sales	172,396	47,735	124,661	*
Cost of finance revenues	16,169	12,980	3,189	25%
Marketing	17,795	13,520	4,275	32%
Salaries and related (a)	213,589	213,869	(280)	—%
General and administrative	124,796	115,940	8,856	8%
Depreciation and amortization	16,767	16,214	553	3%
Voluntary separation incentive programs (net)	(162)	(714)	552	77%
Total expenses	611,069	465,468	145,601	31%
Operating income	62,760	31,220	31,540	*
Net interest expense (b)	(22,270)	(21,767)	(503)	(2%)
Non-operating income	2,399	1,054	1,345	*
Income before taxes	42,889	10,507	32,382	*
Income tax expense	2,848	3,794	(946)	(25%)
Equity in earnings of investees	2,034	1,807	227	13%
Net income	42,075	8,520	33,555	*
Less: Net loss attributable to noncontrolling interest	(12)	(90)	78	87%
Net income attributable to Sotheby's	$42,087	$8,610	$33,477	*
Diluted earnings per share - Sotheby’s common shareholders	$0.78	$0.14	$0.64	*
Statistical Metrics:
Aggregate Auction Sales (c)	$2,754,567	$2,646,187	$108,380	4%
Net Auction Sales (d)	$2,304,956	$2,218,879	$86,077	4%
Private Sales (e)	$454,114	$417,482	$36,632	9%
Consolidated Sales (f)	$3,381,496	$3,100,103	$281,393	9%
Effective income tax rate	6.6%	36.1%	(29.5%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (g)	$422,666	$376,513	$46,153	12%
Adjusted Operating Income (g)	$62,598	$59,460	$3,138	5%
Adjusted Net Income (g)	$42,630	$25,860	$16,770	65%
Adjusted Diluted Earnings Per Share (g)	$0.79	$0.43	$0.36	84%

Legend:
*	Represents a variance in excess of 100%.
(a)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(b)	Represents interest expense less interest income.
(c)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(d)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(e)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(f)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(g)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Separate discussions of Agency segment and SFS results for the three and nine months ended September 30, 2017 and 2016, as well as a comparison of our indirect expenses between these periods, are presented in the captioned sections below.
Agency Segment
The Agency segment earns commissions by matching buyers and sellers (also known as consignors) of authenticated works of art through the auction or private sale process. To a much lesser extent, Agency segment activities also include the sale of artworks acquired principally as a consequence of the auction process.
For the three months ended September 30, 2017, Agency segment loss before taxes improved $22.4 million (29%), when compared to the same period in the prior year. After excluding certain charges in the prior year period, Adjusted Agency Segment Loss Before Taxes* improved $9.2 million (14%). The comparison between the current and prior year periods is significantly influenced by a change in the timing of the autumn Modern and Contemporary Art sales in Hong Kong, which were held in the third quarter of 2017 after occurring in the fourth quarter in 2016. This change in timing contributed $82 million of Net Auction Sales to current period results. Also contributing to the improvement in Adjusted Agency Segment Loss Before Taxes* is a significant improvement in results from our inventory activities. However, the overall improvement in third quarter Adjusted Agency Segment Loss Before Taxes* is partially offset by a higher level of indirect expenses.
For the nine months ended September 30, 2017, Agency segment income before taxes was $13.7 million, as compared to a loss before taxes of ($17) million in the same period of the prior year, an improvement of $30.8 million. After excluding certain charges in the current and prior year periods, Adjusted Agency Segment Income Before Taxes* increased $10.3 million. The comparison between the current and prior year periods is significantly influenced by a change in the timing of the autumn Modern and Contemporary Art sales in Hong Kong discussed above, which contributed $82 million of Net Auction Sales to current period results. Also contributing to the increase in Adjusted Agency Segment Income Before Taxes* is a significant improvement in results from our inventory activities, better results from our portfolio of auction guarantees, and a 12% increase in private sale commissions. However, the overall increase in year-to-date Adjusted Agency Segment Income Before Taxes* is partially offset by a higher level of indirect expenses, as well as changes in foreign currency exchange rates.

_______________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

The following tables present a summary of Agency segment (loss) income before taxes and related statistical metrics, in thousands of dollars, for the three and nine months ended September 30, 2017 and 2016. A detailed discussion of the significant factors impacting the comparison of Agency segment results between the current and prior year periods is presented below the tables.

			Variance
Three Months Ended September 30,	2017	2016	$ / %	%
Revenues:
Agency commissions and fees:
Auction commissions	$59,453	$34,658	$24,795	72%
Private sale commissions	12,760	13,848	(1,088)	(8%)
Other Agency commissions and fees (net) (a)	437	2,779	(2,342)	(84%)
Total Agency commissions and fees	72,650	51,285	21,365	42%
Inventory sales	79,510	22,810	56,700	*
Total Agency segment revenues	152,160	74,095	78,065	*
Expenses:
Agency direct costs:
Auction direct costs	9,354	4,136	5,218	*
Private sale expenses	967	1,006	(39)	(4%)
Intersegment costs (b)	2,084	2,012	72	4%
Total Agency direct costs	12,405	7,154	5,251	73%
Cost of inventory sales	77,353	28,464	48,889	*
Marketing	5,811	4,030	1,781	44%
Salaries and related (c)	59,696	63,052	(3,356)	(5%)
General and administrative	40,896	38,139	2,757	7%
Depreciation and amortization	5,469	5,183	286	6%
Voluntary separation incentive programs (net)	—	(176)	176	100%
Total Agency segment expenses	201,630	145,846	55,784	38%
Agency segment operating loss	(49,470)	(71,751)	22,281	31%
Net interest expense (d)	(7,428)	(6,951)	(477)	(7%)
Non-operating income (expense)	1,686	769	917	N/A
Equity in earnings of investees	151	478	(327)	(68%)
Agency segment loss before taxes	$(55,061)	$(77,455)	$22,394	29%
Statistical Metrics:
Aggregate Auction Sales (e)	$347,338	$195,881	$151,457	77%
Net Auction Sales (f)	$286,722	$160,208	$126,514	79%
Items sold at auction with a hammer (sale) price greater than $1 million	35	16	19	*
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$118,071	$37,784	$80,287	*
Items sold at auction with a hammer (sale) price greater than $3 million	9	3	6	*
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$70,931	$17,479	$53,452	*
Auction Commission Margin (g)	20.7%	21.6%	(0.9%)	N/A
Private Sales (h)	$112,554	$167,858	$(55,304)	(33%)
Consolidated Sales (i)	$539,402	$386,549	$152,853	40%
Non-GAAP Financial Measures:
Adjusted Agency Segment Loss Before Taxes (j)	$(55,061)	$(64,220)	$9,159	14%

			Variance
Nine Months Ended September 30,	2017	2016	$ / %	%
Revenues:
Agency commissions and fees:
Auction commissions	$396,253	$366,946	$29,307	8%
Private sale commissions	40,438	36,251	4,187	12%
Other Agency commissions and fees (net) (a)	12,259	2,917	9,342	*
Total Agency commissions and fees	448,950	406,114	42,836	11%
Inventory sales	166,142	30,814	135,328	*
Total Agency segment revenues	615,092	436,928	178,164	41%
Expenses:
Agency direct costs:
Auction direct costs	46,515	43,074	3,441	8%
Private sale expenses	3,204	2,850	354	12%
Intersegment costs (b)	6,691	5,539	1,152	21%
Total Agency direct costs	56,410	51,463	4,947	10%
Cost of inventory sales	167,663	43,370	124,293	*
Marketing	17,478	13,284	4,194	32%
Salaries and related (c)	205,488	200,027	5,461	3%
General and administrative	119,806	111,460	8,346	7%
Depreciation and amortization	15,949	15,609	340	2%
Voluntary separation incentive programs (net)	(148)	(716)	568	79%
Total Agency segment expenses	582,646	434,497	148,149	34%
Agency segment operating income	32,446	2,431	30,015	*
Net interest expense (d)	(21,186)	(21,204)	18	—%
Non-operating income (expense)	1,990	1,215	775	N/A
Equity in earnings of investees	493	527	(34)	(6%)
Agency segment income before taxes	$13,743	$(17,031)	$30,774	N/A
Statistical Metrics:
Aggregate Auction Sales (e)	$2,754,567	$2,646,187	$108,380	4%
Net Auction Sales (f)	$2,304,956	$2,218,879	$86,077	4%
Items sold at auction with a hammer (sale) price greater than $1 million	337	304	33	11%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,478,530	$1,223,557	$254,973	21%
Items sold at auction with a hammer (sale) price greater than $3 million	115	94	21	22%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$1,106,574	$879,933	$226,641	26%
Auction Commission Margin (g)	17.2%	16.5%	0.7%	N/A
Private Sales (h)	$446,364	$417,482	$28,882	7%
Consolidated Sales (i)	$3,367,073	$3,094,483	$272,590	9%
Non-GAAP Financial Measures:
Adjusted Agency Segment Income Before Taxes (j)	$14,635	$4,324	$10,311	*

Legend:
*	Represents a change in excess of 100%.
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

(b)
Principally includes fees charged by SFS to the Agency segment for SFS term loan collateral sold at auction or privately through the Agency segment. Such fees, which represent a portion of the commission revenue earned by the Agency segment on the sale of the loan collateral, are paid to compensate SFS for generating auction and private sale consignments. In addition, this line item includes amounts charged by SFS for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(d)	Represents interest expense less interest income.
(e)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(f)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(g)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(h)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(i)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales within the Agency segment.
(j)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
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
For the three months ended September 30, 2017, auction commission revenue increased $24.8 million (72%) due to a 79% increase in Net Auction Sales that is largely attributable to a change in the timing of the autumn Modern and Contemporary Art sales in Hong Kong, which were held in the third quarter of 2017 after occurring in the fourth quarter in 2016. The overall increase in auction commission revenue is partially offset by a decrease in Auction Commission margin from 21.6% to 20.7% during the current quarterly period.
For the nine months ended September 30, 2017, auction commission revenue increased $29.3 million (8%), primarily due to a 4% increase in Net Auction Sales. The comparison between the current and prior year-to-date periods is significantly influenced by changes in foreign currency exchange rates, which reduced auction commission revenue by $15.3 million in 2017. Excluding the impact of changes in foreign currency exchange rates, auction commission revenue increased by $44.6 million (12%) due to an 8% increase in Net Auction Sales, after excluding the impact of changes in foreign currency exchange rates, and an increase in Auction Commission Margin from 16.5% to 17.2%.

Net Auction Sales—For the three months ended September 30, 2017, Net Auction Sales increased $126.5 million (79%), when compared to the same period in the prior year. The comparison between the current and prior year periods is significantly influenced by a change in the timing of the autumn Modern and Contemporary Art sales in Hong Kong, which were held in the third quarter of 2017 after occurring in the fourth quarter in 2016 and contributed $82 million of Net Auction Sales to current period results. The increase in third quarter Net Auction Sales is also attributable to better results from our Old Master Paintings and Drawings sales in London.
For the nine months ended September 30, 2017, Net Auction Sales increased $86.1 million (4%), when compared to the same period in the prior year. The comparison of Net Auction Sales between the current and prior year-to-date periods is significantly influenced by changes in foreign currency exchange rates, which reduced Net Auction Sales by $97.8 million in 2017. Excluding the impact of changes in foreign currency exchange rates, Net Auction Sales increased $183.9 million (8%) for the nine months ended September 30, 2017. This increase is attributable to the change in the timing of the autumn Modern and Contemporary Art sales in Hong Kong, as discussed above, as well as a higher level of Impressionist, Modern, and Contemporary Art sales in New York and London.
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
On November 13, 2016, we updated our buyer's premium rate structure. After this date and until November 1, 2017, our buyer's premium rate structure was 25% on the first $250,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $250,000 up to and including $3 million; and 12.5% on any remaining amount above $3 million. The hammer (sale) price thresholds in other currencies were adjusted in a commensurate manner. The previous buyer’s premium rate structure, which had been in effect since February 1, 2015, was 25% on the first $200,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $200,000 up to and including $3 million; and 12% on the remaining amount above $3 million.
For the three months ended September 30, 2017, Auction Commission Margin decreased from 21.6% to 20.7%. This decrease is principally attributable to changes in sales mix resulting from the change in timing of the autumn Modern and Contemporary Art sales in Hong Kong, as discussed above, which resulted in the sale of more high-value items. For the nine months ended September 30, 2017, Auction Commission Margin increased from 16.5% to 17.2% principally due to improved discipline on consignment terms and the change in the buyer's premium rate structure enacted in the fourth quarter of 2016, partially offset by a shift in sales mix towards higher priced items.
Effective November 1, 2017, we again updated our buyer's premium rate structure. Beginning on this date, the rate structure for all live auctions (excluding wine) is 25% on the first $300,000 of hammer (sale) price; 20% on the portion of hammer (sale) price above $300,000 up to and including $3 million; and 12.9% on any remaining amount above $3 million. The hammer (sale) price thresholds in other currencies have been adjusted in a commensurate manner. The new rate structure for wine auctions will be 23% in New York and Hong Kong and 19.5% in London. In addition, we have eliminated the buyer's premium for our online only sales.
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
For the three months ended September 30, 2017, private sale commissions decreased $1.1 million (8%) due to a lower number of high-value transactions completed in the current year period. For the nine months ended September 30, 2017, private sale commissions increased $4.2 million (12%), due to a higher level of transaction volume.

Other Agency Commissions and Fees (Net)—Other agency commissions and fees (net) includes: (i) our share of overage or shortfall related to guaranteed property offered or sold at auction; (ii) commissions and other fees earned on sales of art brokered by third parties; (iii) fees charged to consignors for property withdrawn prior to auction, (iv) fees charged for catalogue production and property management; (v) catalogue subscription revenues; and (vi) advertising revenues. For the nine months ended September 30, 2017, the improvement in other agency commissions and fees (net) is principally due to better results from our portfolio of auction guarantees.
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
For the three and nine months ended September 30, 2017, Agency direct costs increased $5.3 million (73%) and $4.9 million (10%), respectively. The comparison between the current and prior year periods is significantly influenced by a change in the timing of the autumn Modern and Contemporary Art sales in Hong Kong, which were held in the third quarter of 2017 after occurring in the fourth quarter in 2016, as well as by a shift in sales mix towards higher priced items. Also impacting the comparison to the prior year periods is unfavorable property loss and damage experience. The overall increase in year-to-date Agency direct costs is partially offset by changes in foreign currency exchange rates, which reduced Agency direct costs by $1.4 million.
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
The tables below present a summary of Agency segment inventory activities for the three and nine months ended September 30, 2017 and 2016, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended September 30,	2017	2016	$	%
Inventory sales	$79,510	$22,810	$56,700	*
Cost of inventory sales	77,353	28,464	48,889	*
Gain (loss) related to inventory activities	$2,157	$(5,654)	$7,811	N/A

			Variance
Nine Months Ended September 30,	2017	2016	$	%
Inventory sales	$166,142	$30,814	$135,328	*
Cost of inventory sales	167,663	43,370	124,293	*
Loss related to inventory activities	$(1,521)	$(12,556)	$11,035	88%
Legend:
* Represents a variance in excess of 100%
Agency segment inventory results for the three and nine months ended September 30, 2017 include the sale at auction of a Fancy Vivid Pink Diamond for $71.2 million, which resulted in a gain of approximately $0.4 million (see Note 9 of Notes to Condensed Consolidated Financial Statements). Also favorably impacting the comparison of inventory activities to the prior year are a number of profitable sales of inventory in the current year and a lower level of inventory writedowns.

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
The lending activities of SFS are primarily funded with borrowings drawn from a dedicated revolving credit facility (the "SFS Credit Facility"). To a lesser extent, cash balances are also used to fund a portion of the SFS loan portfolio, as appropriate. In funding its loan portfolio, SFS is capable of achieving a leverage ratio of 85%; however, in September 2017, we modified our cash management strategy in order to optimize the difference between cash investment returns and borrowing costs by prioritizing the use of excess cash that is available due to the timing of our cash needs to reduce revolving credit facility borrowings. As a result, in September 2017, we used excess cash to reduce SFS Credit Facility borrowings to $434 million, resulting in a leverage ratio of 72%. While SFS is still capable of achieving a leverage ratio of 85% for its loan portfolio, from time-to-time, we will continue to reduce SFS Credit Facility borrowings when excess cash is available. See statement on Forward Looking Statements.
On September 27, 2017, we provided notice to our lenders to reduce the borrowing capacity of the SFS Credit Facility by $235 million (from $1.035 billion to $800 million), effective October 2, 2017. This reduction, which was entirely at our option and part of an ongoing commitment to allocate capital wisely, was executed in order to reduce facility fees for borrowing capacity that cannot be used due to secured debt limits under our $300 million 5.25% Senior Notes. Taking into account this reduction, we believe we have more than adequate capacity to support the potential future growth of the SFS loan portfolio through the life of the remaining SFS Credit Facility. See statement on Forward Looking Statements.
For the three months ended September 30, 2017, SFS income before taxes decreased by $1.1 million (16%) primarily due to an increase in LIBOR borrowing rates, as well as a $0.7 million charge associated with the reduction in the borrowing capacity of the SFS Credit Facility discussed above. These factors are partially offset by incremental revenues attributable to a 2% increase in the Average Loan Portfolio, as well as $0.3 million of default interest collected during the period.
For the nine months ended September 30, 2017, SFS income before taxes decreased by $5.9 million (21%), primarily due to a lower level of collateral release and other one-time fees earned from clients, as well as an increase in LIBOR borrowing rates. These factors are partially offset by $1.7 million of default interest collected during the period and a 3% increase in the Average Loan Portfolio, as well as an increase in the average interest rate charged on client loans.

The following tables present a summary of SFS income before taxes and related loan portfolio metrics, in thousands of dollars, as of and for the three and nine months ended September 30, 2017 and 2016:

			Variance
Three Months Ended September 30,	2017	2016	$ /%	%
Revenues:
Client paid revenues	$11,697	$11,138	$559	5%
Intersegment revenues (a)	2,084	2,012	72	4%
Total finance revenues	13,781	13,150	631	5%
Expenses:
Cost of finance revenues (b)	6,054	4,433	1,621	37%
Marketing	37	32	5	16%
Salaries and related (c)	920	893	27	3%
General and administrative	647	368	279	76%
Depreciation and amortization	63	73	(10)	(14%)
Total SFS expenses	7,721	5,799	1,922	33%
SFS operating income	6,060	7,351	(1,291)	(18%)
Net interest expense	(238)	(229)	(9)	(4%)
Non-operating income (expense)	143	(35)	178	N/A
SFS income before taxes	$5,965	$7,087	$(1,122)	(16%)
Loan Portfolio Metrics:
Loan Portfolio Balance (d)	$602,176	$655,152	$(52,976)	(8%)
Average Loan Portfolio (e)	$638,476	$628,065	$10,411	2%
Credit Facility Borrowings (f)	$434,000	$553,000	$(119,000)	(22%)
Average Credit Facility Borrowings (g)	$508,342	$523,397	$(15,055)	(3%)
Average Equity in Loan Portfolio (h)	$130,134	$104,668	$25,466	24%
SFS Leverage Ratio (i)	72.1%	84.4%	(12.3%)	N/A
Finance Revenue Percentage (j)	8.6%	8.4%	0.2%	N/A
Weighted Average Cost of Borrowings (k)	4.8%	3.4%	1.4%	N/A
SFS LTM Return on Equity (l)	18.7%	20.7%	(2.0%)	N/A

			Variance
Nine Months Ended September 30,	2017	2016	$ /%	%
Revenues:
Client paid revenues	$37,823	$40,643	$(2,820)	(7%)
Intersegment revenues (a)	6,691	5,539	1,152	21%
Total finance revenues	44,514	46,182	(1,668)	(4%)
Expenses:
Cost of finance revenues (b)	16,169	12,980	3,189	25%
Marketing	104	118	(14)	(12%)
Salaries and related (c)	3,477	3,039	438	14%
General and administrative	2,048	1,326	722	54%
Depreciation and amortization	189	214	(25)	(12%)
Total SFS expenses	21,987	17,677	4,310	24%
SFS operating income	22,527	28,505	(5,978)	(21%)
Net interest expense	(714)	(432)	(282)	(65%)
Non-operating income (expense)	364	(46)	410	N/A
SFS income before taxes	$22,177	$28,027	$(5,850)	(21%)
Loan Portfolio Metrics:
Loan Portfolio Balance (d)	$602,176	$655,152	$(52,976)	(8%)
Average Loan Portfolio (e)	$653,579	$636,855	$16,724	3%
Credit Facility Borrowings (f)	$434,000	$553,000	$(119,000)	(22%)
Average Credit Facility Borrowings (g)	$537,374	$527,204	$10,170	2%
Average Equity in Loan Portfolio (h)	$116,205	$109,651	$6,554	6%
SFS Leverage Ratio (i)	72.1%	84.4%	(12.3%)	N/A
Finance Revenue Percentage (j)	9.1%	9.7%	(0.6%)	N/A
Weighted Average Cost of Borrowings (k)	4.0%	3.3%	0.7%	N/A
SFS LTM Return on Equity (l)	18.7%	20.7%	(2.0%)	N/A

Legend:
(a)
Principally includes fees earned from the Agency segment for SFS term loan collateral sold at auction or privately through the Agency segment. Such fees, which represent a portion of the commission revenue earned by the Agency segment on the sale of the loan collateral, are paid to compensate SFS for generating auction and private sale consignments. In addition, this line item includes interest and fees earned from the Agency segment for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(b)	Includes borrowing costs related to the SFS Credit Facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees.
(c)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(d)	Represents the period end net loan portfolio balance.
(e)	Represents the average loan portfolio outstanding during the period.
(f)	Represents the period end balance of borrowings outstanding under the SFS Credit Facility.
(g)	Represents average borrowings outstanding during the period under the SFS Credit Facility.
(h)	Calculated as the Average Loan Portfolio less Average Credit Facility Borrowings.
(i)	Calculated as Credit Facility Borrowings divided by the Loan Portfolio Balance.
(j)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(k)	Represents the annualized cost of Credit Facility Borrowings.
(l)
Represents the return on net income attributable to SFS, excluding allocated corporate overhead costs, over the last twelve months ("LTM") in relation to the Average Equity in Loan Portfolio during that period. For the purposes of this calculation, income taxes are provided using the effective income tax rate of SFS for the last twelve months ended September 30, 2017 and 2016, which was 38.3% and 38.5%, respectively. Assuming the maximum allowable leverage ratio of 85% for the entire loan portfolio, the LTM Return on Equity for the twelve months ended September 30, 2017 would be 20.9%.

Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby's brand and include digital and print advertising, client relationship development, Sotheby's lifestyle magazines, and certain sponsorship agreements. For the three and nine months ended September 30, 2017, marketing expenses increased $1.8 million (45%) and $4.3 million (32%), respectively, when compared to the prior year periods. The increase for the year-to-date period is largely due to costs incurred to promote the opening of a new office in Dubai and the relocation of our Geneva salesroom, as well as spending related to digital initiatives, including costs incurred to live stream our auctions, and higher sponsorship costs. Also impacting the comparison of the current third quarter and year-to-date periods to the prior year is an increase in client relationship development costs.

Salaries and Related Costs
For the three and nine months ended September 30, 2017 and 2016, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended September 30,	2017	2016	$	%
Full-time salaries	$38,116	$35,030	$3,086	9%
Incentive compensation expense	2,521	2,260	261	12%
Employee benefits and payroll taxes	11,688	7,203	4,485	62%
Share-based payment expense	5,408	2,743	2,665	97%
Contractual severance agreements (net)	—	1,624	(1,624)	(100%)
Acquisition earn-out compensation	—	17,226	(17,226)	(100%)
Other compensation expense (a)	4,213	4,385	(172)	(4%)
Total salaries and related costs	$61,946	$70,471	$(8,525)	(12%)

			Variance
Nine Months Ended September 30,	2017	2016	$	%
Full-time salaries	$114,674	$107,840	$6,834	6%
Incentive compensation expense	28,228	20,614	7,614	37%
Employee benefits and payroll taxes	39,039	30,023	9,016	30%
Share-based payment expense	17,423	10,871	6,552	60%
Contractual severance agreements (net)	—	7,354	(7,354)	(100%)
Acquisition earn-out compensation	—	21,600	(21,600)	(100%)
Other compensation expense (a)	14,225	15,567	(1,342)	(9%)
Total salaries and related costs	$213,589	$213,869	$(280)	—%
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire and other employment arrangements.
For the three and nine months ended September 30, 2017, salaries and related costs decreased $8.5 million (12%) and $0.3 million (less than 1%), respectively, when compared to the same periods in the prior year. The comparison of the year-to-date period to the prior year is significantly influenced by changes in foreign currency exchange rates, which reduced salaries and related costs by $5.1 million in 2017. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $4.8 million (2%) for the nine months ended September 30, 2017. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three and nine months ended September 30, 2017, full-time salaries increased $3.1 million (9%) and $6.8 million (6%), respectively, when compared to the prior year periods, principally due to base salary increases and headcount reinvestments. The overall increase in full-time salaries for the nine months ended September 30, 2017 is partially offset by the impact of changes in foreign currency exchange rates, which reduced full-time salaries by $2.6 million in 2017. Excluding the impact of foreign currency exchange rate changes, full-time salaries increased $9.4 million (9%) for the nine months ended September 30, 2017.

Incentive Compensation—Incentive compensation consists of the accrual for annual cash incentive bonuses, as well as cash payments awarded to employees for brokering certain eligible private sale and other transactions. Payments made under our annual cash incentive bonus plan are aligned with performance against our annual financial plan. For the nine months ended September 30, 2017, incentive compensation expense increased $7.6 million (37%), reflecting improved performance against plan targets relative to the prior year.
Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, market-based share units, restricted stock units, and restricted shares. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of units or shares ultimately expected to vest as a result of employee service. In addition, performance share units vest only if we achieve established profitability targets (for awards granted prior to 2016) or certain ROIC targets (for awards granted beginning in 2016). The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future profitability or ROIC targets. If our assessment projects that a greater number of performance share units will vest than previously anticipated, we record a life-to-date adjustment to increase compensation expense. Conversely, if our assessment projects that a lower number of performance share units will vest than previously anticipated, we record a life-to-date adjustment to decrease compensation expense. See Note 17 of Notes to Condensed Consolidated Financial Statements for more detailed information related to our share-based compensation programs.
For the three and nine months ended September 30, 2017, share-based payment expense increased $2.7 million (97%) and $6.6 million (60%), respectively, when compared to the same periods in the prior year. The comparisons to the prior year reflect an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year.
Employee Benefits and Payroll Taxes—Employee benefits include the cost of our retirement plans and health and welfare programs, as well as certain employee severance costs. Our material retirement plans include defined contribution pension plans for our employees in the U.S. and the U.K., as well as a deferred compensation plan for certain U.S. employees (the "DCP") and a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"). On April 30, 2016, after the completion of a statutory consultation process, the U.K. Pension Plan was closed to accrual of future service costs for active participants, who became participants in a defined contribution plan.
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
For the three and nine months ended September 30, 2017, employee benefits and payroll taxes increased $4.5 million (62%) and $9 million (30%), respectively, when compared to the same periods in the prior year. The increase in third quarter and year-to-date employee benefits and payroll taxes is principally due to newly added staff, higher overall compensation levels, and increased employee severance costs, as well as an increase in profit-sharing accruals related to our defined contribution benefit plans. The increase in employee benefits and payroll taxes during the year-to-date period is also, in part, attributable to an increase in payroll taxes associated with a higher value of share-based payment awards vesting during the current year and higher DCP costs as a result of an improvement in the performance of deemed participant investments. On a consolidated basis, the higher level of DCP costs are largely offset by market gains in the trust assets related to the DCP, which are reflected in our Condensed Consolidated Statements of Operations within non-operating income.
Due to the freeze of the U.K. Pension Plan on April 30, 2016, for the year ending December 31, 2017, we expect to report a net credit within salaries and related costs, as the return on plan assets is expected to exceed interest costs associated with the plan. However, when compared to the prior year, the net credit associated with the U.K. Pension Plan is expected to decrease by $1.9 million, from $6.9 million to $5.0 million. This decrease is primarily due to a lower expected rate of return on plan assets and an increase in the required amortization of prior year actuarial losses. The lower expected rate of return is the result of a change in asset allocation strategy in the first quarter of 2017 which has reduced risk by investing a higher proportion of plan assets in debt securities. The increase in the amortization of prior year actuarial losses is due in large part to a decrease in the discount rate assumption used to value the projected benefit obligation as of December 31, 2016. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information about the U.K. Pension Plan. (See statement on Forward Looking Statements.)

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
Acquisition Earn-Out Compensation—On January 11, 2016, we acquired AAP, a firm that provides a range of art-related services, in exchange for initial cash consideration of $50 million. In connection with this acquisition, we also agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") was to be measured at the end of each calendar year during the four-year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015. Amounts owed pursuant to the earn-out arrangement are compensation expense for accounting purposes and are classified within salaries and related costs in our Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2016, we recognized $17.2 million and $21.6 million, respectively, of compensation expense associated with the AAP earn-out arrangement based on our estimate of progress against the Target. For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement, reflecting the full achievement of the Target as a result of our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during the initial annual period. The $35 million owed under the earn-out arrangement is being paid in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020.
See Note 19 of Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition of AAP and the related earn-out arrangement.
General and Administrative Expenses
General and administrative expenses include professional fees, facilities-related expenses, and travel and entertainment costs, as well as other other indirect expenses. For the three and nine months ended September 30, 2017, general and administrative expenses increased $3.1 million (8%) and $8.9 million (8%), respectively, when compared to the same periods in the prior year. These increases are due to a higher level of legal fees and business consulting costs, as well as an increase in building maintenance expenses, partially offset by a lower level of legal claims and client goodwill gestures. The overall increase in year-to-date general and administrative expenses is also attributable to a higher level of travel and entertainment expenses, partially offset by changes in foreign currency exchange rates, which reduced general and administrative expenses by $2.5 million in 2017.
Net Interest Expense
For the three months ended September 30, 2017, net interest expense increased $0.5 million (7%) when compared to the same period in the prior year due to a higher interest rate related to the York Property Mortgage. See Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements for information regarding the York Property Mortgage and its associated interest rate protection agreements.

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
As of September 30, 2017, we estimate that our annual effective income tax rate, excluding discrete items, will be approximately 28% as compared to our estimate of approximately 22% as of September 30, 2016. The increase in the estimate of our annual effective income tax rate is primarily due to a change in the jurisdictional mix of forecasted pretax income, partially offset by a decrease in the amount of deemed income from foreign subsidiaries that is currently taxable in the U.S.
The table below summarizes our income tax (benefit) expense and effective income tax (benefit) expense rate for the three and nine months ended September 30, 2017 and 2016, including the impact of discrete items (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) income before taxes	$(45,715)	$(73,495)	$42,889	$10,507
Income tax (benefit) expense	(21,328)	(17,775)	2,848	3,794
Effective income tax (benefit) expense rate	(46.7%)	(24.2%)	6.6%	36.1%
Our income tax benefit for the three months ended September 30, 2017 was increased by $7.7 million of net discrete tax benefits primarily resulting from the reversal of a tax reserve for a previously uncertain tax position for which the statute of limitations has now expired. In contrast, the third quarter of 2016 included discrete income tax expense of approximately $1.5 million to adjust our tax liabilities for tax returns filed. Also affecting the comparison of our effective income tax benefit rate for the quarter is the higher estimated annual effective income tax rate described above.
In addition to the factors influencing the comparison of the effective income tax rate for the three month periods, the decrease in the effective income tax rate for the nine months ended September 30, 2017 is also due to the recognition of a $2.6 million discrete tax benefit related to the vesting of share-based payments as a result of the adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Prior to the adoption of ASU 2016-09 in the first quarter of 2017, such benefits were recorded on the balance sheet within additional paid-in capital.
See Note 1 of Notes to Condensed Consolidated Financial Statements for additional information related to the adoption of ASU 2016-09. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to uncertain tax positions.
Impact of Changes in Foreign Currency Exchange Rates
For the nine months ended September 30, 2017, changes in foreign currency exchange rates had a net unfavorable impact of $7.4 million on our operating income, with revenues unfavorably impacted by $20.5 million, and expenses favorably impacted by $13.1 million. This net unfavorable impact is the result of the strengthening of the U.S. Dollar against the Pound Sterling in the first half of 2017 when compared to the prior year, which adversely impacted the translation of the results from our February and June auctions in London.

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Expenses
(ii)	Adjusted Operating (Loss) Income
(iii)	Adjusted Agency Segment (Loss) Income Before Taxes
(iv)	Adjusted Net (Loss) Income
(v)	Adjusted Diluted (Loss) Earnings Per Share
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

(ii)
Adjusted Operating (Loss) Income is defined as operating (loss) income excluding charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, and net credits related to our voluntary separation incentive programs.

(iii)
Adjusted Agency Segment (Loss) Income Before Taxes is defined as Agency segment (loss) income before taxes excluding charges related to certain contractual severance agreements (net, recorded within salaries and related costs), Agency segment earn-out compensation expense related to the acquisition of AAP, net credits in the Agency segment related to our voluntary separation incentive programs, and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating income).

(iv)
Adjusted Net (Loss) Income is defined as net (loss) income attributable to Sotheby's, excluding the after-tax impact of charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, net credits related to our voluntary separation incentive programs, and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating income).

(v)
Adjusted Diluted (Loss) Earnings Per Share is defined as diluted (loss) earnings per share excluding the after-tax per share impact of charges related to certain contractual severance agreements (net, recorded within salaries and related costs), earn-out compensation expense related to the acquisition of AAP, net credits related to our voluntary separation incentive programs (net), and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating income).

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

Adjusted Operating (Loss) Income, Adjusted Agency Segment (Loss) Income Before Taxes, Adjusted Net (Loss) Income, and Adjusted Diluted (Loss) Earnings Per Share are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance.
The following is a reconciliation of total expenses to Adjusted Expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total expenses	$211,178	$158,366	$611,069	$465,468
Subtract: Cost of inventory sales	78,734	29,616	172,396	47,735
Subtract: Cost of finance revenues	6,054	4,433	16,169	12,980
Subtract: Contractual severance agreement charges (net)	—	1,624	—	7,354
Subtract: Acquisition earn-out compensation expense	—	17,226	—	21,600
Subtract: Voluntary separation incentive program credits (net)	—	(176)	(162)	(714)
Adjusted Expenses	$126,390	$105,643	$422,666	$376,513
The following is a reconciliation of operating (loss) income to Adjusted Operating (Loss) Income for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating (loss) income	$(39,784)	$(66,874)	$62,760	$31,220
Add: Contractual severance agreement charges (net)	—	1,624	—	7,354
Add: Acquisition earn-out compensation expense	—	17,226	—	21,600
Add: Voluntary separation incentive program credits (net)	—	(176)	(162)	(714)
Adjusted Operating (Loss) Income	$(39,784)	$(48,200)	$62,598	$59,460
The following is a reconciliation of Agency segment (loss) income before taxes to Adjusted Agency Segment (Loss) Income Before Taxes for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Agency segment (loss) income before taxes	$(55,061)	$(77,455)	$13,743	$(17,031)
Add: Contractual severance agreement charges (net)	—	1,624	—	7,354
Add: Acquisition earn-out compensation expense	—	11,787	—	14,717
Add: Voluntary separation incentive program credits (net)	—	(176)	(148)	(716)
Add: Charge related to interest rate collar amendment	—	—	1,040	—
Adjusted Agency Segment (Loss) Income Before Taxes	$(55,061)	$(64,220)	$14,635	$4,324

The following is a reconciliation of net (loss) income attributable to Sotheby's to Adjusted Net (Loss) Income for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income attributable to Sotheby's	$(23,479)	$(54,470)	$42,087	$8,610
Add: Contractual severance agreement charges (net), net of tax of $0, ($632), $0, and ($2,852)	—	992	—	4,502
Add: Acquisition earn-out compensation expense, net of tax of $0, ($6,701), $0, and ($8,402)	—	10,525	—	13,198
Add: Voluntary separation incentive programs credits (net), net of tax of $0, $65, $63, and $264	—	(111)	(99)	(450)
Add: Charge related to interest rate collar amendment, net of tax of $0, $0, ($398), and $0	—	—	642	—
Adjusted Net (Loss) Income	$(23,479)	$(43,064)	$42,630	$25,860
The income tax effect of each line item in the reconciliation of net (loss) income attributable to Sotheby's to Adjusted Net (Loss) Income is computed using the relevant jurisdictional tax rate for each item.
The following is a reconciliation of diluted (loss) earnings per share to Adjusted Diluted (Loss) Earnings Per Share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Diluted (loss) earnings per share	$(0.45)	$(0.99)	$0.78	$0.14
Add: Contractual severance agreement charges (net), per share	—	0.02	—	0.08
Add: Acquisition earn-out compensation expense, per share	—	0.19	—	0.22
Add: Voluntary separation incentive program credits (net), per share	—	—	—	(0.01)
Add: Charge related to interest rate collar amendment, per share	—	—	0.01	—
Adjusted Diluted (Loss) Earnings Per Share	$(0.45)	$(0.78)	$0.79	$0.43
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, total cash and cash equivalents decreased $184.7 million to $311.3 million, as compared to a decrease of $442.9 million to $405.8 million for the nine months ended September 30, 2016. The significant factors impacting the comparisons between these periods are discussed below.
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

For the nine months ended September 30, 2017, net cash used by operating activities of $73.6 million is principally due to net cash outflows of $137.4 million associated with the settlement of auction and private sale transactions during the period as a result of the funding of certain consignor settlements prior to collecting from buyers. Also contributing to the net cash outflows from operating activities is the funding of 2016 incentive compensation ($33.8 million), payments made in respect of the AAP earn-out arrangement ($8.75 million), and income tax payments ($43 million). These cash outflows are partially offset by net cash inflows from the sale of inventory primarily attributable to the sale of a Fancy Vivid Pink Diamond and our net income for the period ($42.1 million). (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding the sale of the Fancy Vivid Pink Diamond. See Note 19 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition of AAP.)
For the nine months ended September 30, 2016, net cash used by operating activities of $99.9 million was principally attributable to a net cash outflow of $127.6 million associated with the settlement of auction and private sale transactions during the period (including approximately $285 million paid to related party consignors). The net cash outflow for the period was also impacted by the funding of 2015 incentive compensation payments ($38 million), payments to voluntary separation incentive program participants ($34 million), and income tax payments ($29 million). These factors were partially offset by our net income for the period, as well as the initial net proceeds received from the sale of inventory.
Net Cash Provided (Used) by Investing Activities—For the nine months ended September 30, 2017, net cash provided by investing activities of $108.4 million is largely due to net collections of client loans ($54.7 million) and a $38.6 million decrease in restricted cash held for consignors in segregated accounts. Also contributing to the net cash provided by investing activities in the period is a realized net gain of $29.1 million from the settlement of derivative financial instruments designated as net investment hedges. These cash inflows are partially offset by capital expenditures of $14.5 million primarily for various office renovations. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to derivative financial instruments.
For the nine months ended September 30, 2016, net cash used by investing activities of $29.5 million was primarily attributable to the cash used to acquire Art Agency, Partners ($50.7 million, net of cash acquired) in the first quarter of 2016 and $16.5 million in capital expenditures related to various office renovations and digital technology initiatives. These cash outflows were partially offset by a $26.8 million decrease in restricted cash held for consignors in segregated accounts and net collections of client loans ($15.4 million).
Net Cash Used by Financing Activities—For the nine months ended September 30, 2017, net cash used by financing activities of $225.4 million is due to net repayments of borrowings under the SFS Credit Facility ($131 million), common stock repurchases ($40.2 million), principal payments made on the York Property Mortgage ($37.7 million), and the funding of employee tax obligations related to share-based payments ($16.8 million). (See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information regarding the York Property Mortgage. See Liquidity and Capital Resources for additional information regarding the SFS Credit Facility.)
For the nine months ended September 30, 2016, net cash used by financing activities of $291.3 million was predominantly due to Common Stock repurchases of $286.1 million.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of September 30, 2017 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$277,058	$12,922	$26,164	$237,972	$—
Interest payments	41,289	9,561	17,783	13,945	—
Sub-total	318,347	22,483	43,947	251,917	—
2022 Senior Notes:
Principal payments	300,000	—	—	—	300,000
Interest payments	86,625	15,750	31,500	31,500	7,875
Sub-total	386,625	15,750	31,500	31,500	307,875
Revolving credit facility borrowings	434,000	—	434,000	—	—
Total debt and interest payments	1,138,972	38,233	509,447	283,417	307,875
Other commitments:
Operating lease obligations (b)	97,990	17,536	29,250	20,045	31,159
Compensation arrangements (c)	13,858	6,535	6,728	595	—
Acquisition earn-out consideration (d)	26,250	8,750	17,500	—	—
Auction guarantees (e)	138,455	138,455	—	—	—
Unfunded loan commitments (f)	52,544	52,544	—	—	—
Uncertain tax positions (g)	—	—	—	—	—
Total other commitments	329,097	223,820	53,478	20,640	31,159
Total	$1,468,069	$262,053	$562,925	$304,057	$339,034

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

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of September 30, 2017, net of amounts advanced, if any. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.

(f) Represents unfunded commitments to extend additional credit through SFS. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to the SFS loan portfolio.

(g)
Excludes the $16.1 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2017. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 15 of Notes to Condensed Consolidated Financial Statements.

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
CONTINGENCIES
For information related to contingencies see: (i) Note 4 of Notes to Condensed Consolidated Financial Statements, which discusses past due loans; (ii) Note 14 of Notes to Condensed Consolidated Financial Statements, which discusses legal and indirect tax contingencies; (iii) Note 15 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies; and (iv) Note 16 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 15 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of September 30, 2017, we held cash and cash equivalents of $311.3 million, with $45.8 million held in the U.S. and $265.5 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). After taking into account funds held that are owed to consignors, we estimate available cash balances to be approximately $220 million as of September 30, 2017.
In addition to our available cash balances, we also have access to revolving credit facilities to support the separate capital structures of our Agency segment and SFS. As of September 30, 2017, our revolving credit facilities had a total available borrowing capacity of $204.1 million. (See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facilities.)
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
Repatriation of Foreign Earnings—In the fourth quarter of 2015, in consideration of the expansion of our common stock repurchase program, as well as the need for cash in the U.S. to fund other corporate strategic initiatives, management assessed its U.S. and foreign cash needs and concluded that approximately $600 million of foreign earnings accumulated through December 31, 2015 would be repatriated to the U.S. in the foreseeable future. As of September 30, 2017, approximately $364 million of these foreign earnings had been repatriated and used, in part, to fund common stock repurchases. We expect that additional repatriations will be made in the future, though the specific timing of any further repatriation of these foreign earnings is currently uncertain and is being evaluated. See statement on Forward Looking Statements.

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
The lending activities of SFS are primarily funded with borrowings drawn from the SFS Credit Facility, a dedicated revolving credit facility. To a lesser extent, cash balances are also used to fund a portion of the SFS loan portfolio, as appropriate. In funding its loan portfolio, SFS is capable of achieving a leverage ratio of 85%; however, in September 2017, we modified our cash management strategy in order to optimize the difference between cash investment returns and borrowing costs by prioritizing the use of excess cash that is available due to the timing of our cash needs to reduce revolving credit facility borrowings. As a result, in September 2017, we used excess cash to reduce SFS Credit Facility borrowings to $434 million, resulting in a leverage ratio of 72%. While SFS is still capable of achieving a leverage ratio of 85% for its loan portfolio, from time-to-time, we will continue to reduce SFS Credit Facility borrowings when excess cash is available. See statement on Forward Looking Statements.
The timing and extent of revolving credit facility borrowings by SFS is dependent upon a number of factors including, but not limited to, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, the timing of the settlement of existing client loans, and the amount of any excess cash available to reduce borrowings, as appropriate.
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
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of September 30, 2017, our material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) various derivative financial instruments, including an interest rate swap, an interest rate collar, and outstanding forward exchange contracts, as discussed in more detail below; and (vii) long-term debt. See Note 4 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 7 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and long-term debt. See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. In connection with the York Property Mortgage, we entered into a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. After taking into account the Mortgage Collar, the annual interest rate of the York Property Mortgage will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. As of September 30, 2017, the notional value of the Mortgage Collar was $277.1 million. See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the York Property Mortgage. See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding the Mortgage Collar.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of September 30, 2017, the notional value of the SFS Swap was $63 million.
We believe that the interest rate risk associated with our other financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to our cash flow, earnings, and the fair value of our financial instruments.
We are exposed to credit-related risks in the event of nonperformance by the counterparties to the SFS Swap and the Mortgage Collar. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.
Foreign Currency Exchange Rate Risk—We utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. All derivative financial instruments are entered into by our global treasury function, which is responsible for monitoring and managing our exposure to foreign currency exchange rate movements. As of September 30, 2017, the notional value of outstanding forward exchange contracts used to hedge such cash flow exposures was $143.9 million.
As of September 30, 2017, our foreign subsidiaries held approximately $255.3 million in foreign currency denominated cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in our cash flow of approximately $25.6 million related to such foreign currency balances.
We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of September 30, 2017, the aggregate notional value of our outstanding net investment hedge contracts was $49.7 million.
We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2017, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2017.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our common stock repurchase program for the three months ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (a)
July 2017	—	$—	—	$6,286,364
August 2017	126,147	$49.57	126,147	$100,033,507
September 2017	—	$—	—	$100,033,507
Third Quarter 2017	126,147	$49.57	126,147
(a) Represents the dollar value of shares that were available to be repurchased under our publicly announced share repurchase program at the end of each respective monthly period.
See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding common stock repurchases and authorizations for the nine months ended September 30, 2017 and 2016.
On August 15, 2017, the Board of Directors approved a $100 million increase to our share repurchase authorization, resulting in an updated aggregate share repurchase authorization of $100.03 million. There have been no share repurchases subsequent to August 15, 2017 and, as a result, our current share repurchase authorization is $100.03 million.
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

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6: EXHIBITS

10.1	Amendment No. 1 to Sotheby’s Executive Severance Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: November 3, 2017

EXHIBIT INDEX

10.1	Amendment No. 1 to Sotheby’s Executive Severance Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.