Form 10-K
period 2017-12-31
SOTHEBYS
filed 2018-03-01
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2017, the aggregate market value of the 45,348,206 shares of Common Stock held by non-affiliates of the registrant was $2,433,838,216 based upon the closing price ($53.67) on the New York Stock Exchange composite tape on such date for the Common Stock.
As of February 26, 2018, there were outstanding 52,461,996 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2018 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS
Company Overview
Sotheby's offers collectors the opportunity to connect with and transact in the world's most extraordinary art and luxury goods. Auctioneers since 1744, today we present auctions in ten different salesrooms, including New York, London, Hong Kong and Paris, and Sotheby’s BidNow program allows clients to view all auctions live online and place bids on their mobile devices from anywhere in the world. We also offer collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
As successor to a business that began in 1744, Sotheby's is the oldest company listed on the New York Stock Exchange ("NYSE") (symbol: BID) and is the only publicly traded investment opportunity in the art market. Sotheby's is incorporated in Delaware.
Business Organization
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby’s Financial Services (“SFS”). The Agency segment earns commissions by matching buyers and sellers of authenticated fine art, decorative art, jewelry, wine and collectibles (collectively, "art" or "works of art" or "artwork" or "property") through the auction or private sale process. To a much lesser extent, the Agency segment also includes the sale of artworks that are owned by Sotheby's, principally as a consequence of the auction process, as well as our investment in RM Sotheby's, an auction house for investment-quality automobiles. SFS earns interest income and associated fees through art-related financing activities by making loans that are secured by works of art. Art Agency, Partners (“AAP”), which was acquired on January 11, 2016 and through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, and short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business and brand licensing activities, and the results from certain equity method investments. See Note 2 of Notes to Consolidated Financial Statements for information regarding our segment reporting.
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
Following an auction or private sale, we invoice the buyer for the purchase price of the property (including any commission, as well as any applicable taxes and royalties), collect payment from the buyer, and remit to the consignor the net sale proceeds after deducting our commissions, expenses and applicable taxes and royalties. As compensation for our auction services, we earn a commission from both the buyer ("buyer's premium") and, to a lesser extent, the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. In 2017, 2016, and 2015, auction commission revenues accounted for approximately 66%, 75%, and 75%, respectively, of our consolidated revenues. In 2017, the decrease in auction commission revenues as a percentage of our consolidated revenues is attributable to a substantially higher level of inventory sales, due in part to the sale of a significant item from inventory in the current year (see Note 11 of Notes to Consolidated Financial Statements). Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are initiated either by a client wishing to sell property with Sotheby's acting as its exclusive agent in the transaction, or by a prospective buyer who is interested in purchasing a certain work of art privately. In 2017, 2016, and 2015, private sale commission revenues accounted for approximately 7%, 7%, and 6%, respectively, of our consolidated revenues.

Under the standard terms and conditions of our auction and private sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale is cancelled, and the property is returned to the consignor. Alternatively, the consignor may reoffer the property at one of our future auctions or negotiate a private sale with us acting as their agent. In certain instances and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sale proceeds whether or not the buyer makes payment.
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
We may reduce our financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. In exchange for accepting a share of the financial exposure under the auction guarantee, our counterparties to these arrangements may receive a fee for providing the irrevocable bid, and are generally entitled to receive a share of our auction commission if the property sells and/or a share of the overage, if any.
Auction guarantees are an important financial incentive which may significantly influence an art collector's decision on whether and how to sell their property. As such, auction guarantees provide us the opportunity to secure highly sought-after consignments, often well in advance of a specific selling season. When we evaluate the performance of our portfolio of auction guarantees, we take into consideration the overall net revenues earned on the transaction, which includes our auction commission revenue, as well as any overage or shortfall. Depending on the mix of items subject to an auction guarantee, in advance of peak selling seasons, a small number of guaranteed items may represent a substantial portion of the aggregate amount of outstanding auction guarantees.
See "Auction Commission Margin" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a complete discussion of the factors impacting auction commission margin, as well as a discussion of the overall financial performance of the Agency segment for the years ended December 31, 2017, 2016 and 2015. See Note 4 of Notes to Consolidated Financial Statements for additional information about auction and private sale receivables. See Note 19 of Notes to Consolidated Financial Statements for additional information about auction guarantees.
Sotheby's Financial Services
SFS is an art financing company that operates as a niche lender with the ability to tailor attractive financing packages for clients who wish to obtain immediate access to liquidity from their art assets. SFS leverages the art expertise of the Agency segment, skill in international law and finance, and access to capital to provide art collectors and dealers with financing secured by their works of art, allowing them to unlock the value in their collections. A considerable number of traditional lending sources offer conventional loans at a lower cost to borrowers than the average cost of loans offered by SFS and many traditional lenders offer borrowers a variety of integrated financial services such as wealth management. Few lenders, however, are willing to accept works of art as sole collateral for loans, as they do not have access to market information allowing them to effectively appraise collateral during the life of a loan, nor do they have the wherewithal to efficiently monetize loan collateral.
SFS makes term loans secured by artworks that are not presently intended for sale, allowing us to establish or enhance mutually beneficial relationships with art collectors. Term loans may also generate future auction or private sale consignments through the sale of the collateral at the conclusion of the loan and/or through future purchases of new property by the borrower. In certain situations, term loans are made to refinance receivables generated by the auction and private sale purchases of our clients. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest. To a much lesser extent, SFS also makes consignor advances secured by artworks that are contractually committed, in the near term, to be offered for sale through our Agency segment. Consignor advances allow sellers to receive funds upon consignment for an auction or private sale that will occur up to one year in the future and normally have short-term maturities.

The lending activities of SFS are funded with borrowings drawn from a dedicated revolving credit facility and cash balances, including amounts generated by the Agency segment. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolving credit facility borrowings. As a result, since September 2017, we have reduced revolving credit facility borrowings to $196.5 million as of December 31, 2017.
See "Sotheby's Financial Services" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information on the financial performance of SFS for the years ended December 31, 2017, 2016 and 2015. See Note 4 of Notes to Consolidated Financial Statements for information about the SFS loan portfolio. See Note 9 of Notes to Consolidated Financial Statements for information about the SFS revolving credit facility.
The Art Market
The global art market, like other asset classes, is influenced over time by the overall strength and stability of the global economy, the financial markets of various countries, geopolitical conditions, and world events. However, the global art market often moves independently and sometimes, counter to, general macroeconomic cycles. Ultimately, we believe that the level of activity and buoyancy of the global art market is most prominently impacted by the collective sentiment of art market participants, as well as the individual circumstances of potential sellers of art. For example, many major artworks are offered for sale only as a result of the death or financial or personal situations of the owner (see "Converting Consignment Opportunities" below). In addition, in the wake of economic uncertainty, potential sellers may not be willing to offer their artworks for sale, and potential buyers may be less willing to purchase works of art. Also, in periods of market expansion, potential sellers may choose to not offer their artworks for sale in order to benefit from potential future price appreciation. Taken together, these factors cause the supply and demand for works of art to be unpredictable and may lead to significant variability in our revenues and earnings from period to period.
It is not possible to measure with any particular accuracy the entire global art market or to reach definitive conclusions regarding overall competition because privately owned art dealers and auction houses frequently do not publicly report annual totals for art sales, revenues, or profits, and the amounts reported may not be verifiable. However, the most recent Art Basel & UBS Art Market Report estimates that global art sales totaled approximately $57 billion in 2016 with private sales by dealers and other agents accounting for 60% of the market and public auctions accounting for 40%. By comparison, in 2002, global art sales totaled $27 billion, reflecting a compound annual growth rate of 5.3%. This growth is indicative of the increasingly global nature of the art market, with a rise in cross-border transactions and a more global distribution network, and a significant increase in global wealth, due in part to rising affluence in newly industrialized countries.
Seasonality
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 80%, 82%, and 78% of our total annual Net Auction Sales in 2017, 2016, and 2015, respectively, with auction commission revenues comprising approximately 66%, 75%, and 75% of our total revenues in each of these years. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
In quarterly reporting periods, the comparison of our results between reporting periods can be significantly influenced by a number of factors, such as changes in the timing of when certain auctions occur, the level of non-recurring single-owner auction sale events, the level and timing of individually negotiated private sale transactions, and changes in certain accounting estimates that rely upon forecasted results such as variable incentive and share-based compensation expense and our estimated annual effective income tax rate. Accordingly, when evaluating our performance, we believe that investors should also consider results for last six and twelve month periods, which better reflect the business cycle of the global art auction market. See Note 28 of Notes to Consolidated Financial Statements for our quarterly results for the years ended December 31, 2017 and 2016.

__________
1 Represents the total hammer (sale) price of property sold at auction.

Competition
Artworks are sold primarily through the major auction houses, numerous art dealers, smaller auction houses, and also directly between private collectors. In recent years, a growing number of art dealers and private collectors also now buy and sell artworks at art fairs such as the The European Fine Art Fair ("TEFAF"), Art Basel, and the Frieze art fairs.
Competition in the global art market is intense. A fundamental challenge facing any auctioneer or art dealer is the sourcing of high quality and valuable property for sale either as agent or as principal. Our primary competitor in the global art market is Christie's, a privately owned auction house. To a lesser extent, we also face competition from a variety of art dealers across all collecting categories, as well as smaller auction houses such as Bonhams, Phillips, and certain regional auction houses. In the Chinese art market, the largest auction houses are Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd. and Beijing Hanhai Auction Co. Ltd.
In 2017, 2016 and 2015, Sotheby's and Christie's together totaled approximately $10.5 billion, $8.7 billion, and $12.3 billion, respectively, of Aggregate Auction Sales2, of which we accounted for $4.6 billion (44%), $4.2 billion (49%), and $5.9 billion (48%), respectively.
Converting Consignment Opportunities
The ability to source high quality and valuable property for consignment is highly dependent on the meaningful institutional and personal relationships we have with our clients, which sometimes span generations. As these relationships develop over time, we provide our clients with strategic guidance on collection identity, development and acquisition, and then help them navigate the financial, logistical and personal considerations involved with deciding to sell their valued artworks. A client's decision to sell their art may be part of their long-term financial planning process or could occur suddenly as a result of an unexpected change in circumstances. The timing of when consignment opportunities may arise is often unpredictable and not within our control. As a result, it is difficult to predict with any certainty the supply of high quality and valuable property available for consignment in advance of peak selling seasons.
The more valuable the property, the more likely it is that a seller of art will solicit proposals from more than one potential purchaser or agent. The primary options available to a seller of art have been (i) sale or consignment to an art dealer; (ii) sale or consignment to an auction house; (iii) private sale to a collector or museum; or (iv) consignment to an internet based service.

____________
2 Represents the total hammer (sale) price of property sold at auction, plus buyer's premium.

A complex array of factors may influence a seller's decision to favor one of these options over the others, and may include any or all of the following considerations:

Factors Influencing a Seller's Decision
- The level and breadth of expertise of the art dealer or auction house with respect to the property.	- The desirability of a public auction in order to achieve the maximum possible price.
- The extent of the prior relationship, if any, between the art dealer or auction house and its staff and the seller, and ease of transacting with such parties.
- The amount of cash offered by an art dealer, auction house or other purchaser to purchase the property outright, which is greatly influenced by the amount and cost of capital resources available to such parties.

- The reputation and historic level of achievement by the art dealer or auction house in attaining high sale prices in the property's specialized category.	- The availability and terms of financial incentives offered by auction houses, including auction guarantees, short-term financing, and auction commission sharing arrangements.
- Recommendations by third parties consulted by the seller.	- The commission charged by art dealers or auction houses to sell a work on consignment.
- The client's desire for privacy.	- The cost, style, and extent of pre-sale marketing and promotion to be undertaken by an art dealer or auction house.
- The level of pre-sale estimates.	- The availability and extent of related services, such as tax or insurance appraisals.
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
The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2017, 2016, and 2015, we earned $10.3 million, $9.1 million, and $8.1 million, respectively, in license fee revenue related to the Realogy License Agreement.
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
Employees
As of December 31, 2017, we have 1,662 employees, with 689 located in the Americas, 533 in the U.K., 232 in Continental Europe, and 208 in Asia. We regard our relations with our employees as good. The table below provides a breakdown of Sotheby's employees by segment as of December 31, 2017 and 2016.

December 31,	2017	2016
Agency (a)	1,486	1,447
Finance	10	11
All Other (a) (b)	166	159
Total	1,662	1,617
(a) Beginning in 2017, employees responsible for marketing activities are included in the Agency segment. In previous Form 10-K filings, such employees were included in All Other. The prior year amounts in the table above have been adjusted to conform to the current period presentation.
(b) Employees classified within "All Other" principally relate to our central corporate and information technology departments.
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
We operate in many tax jurisdictions throughout the world, and the provision for income taxes involves a significant amount of judgment regarding the interpretation of relevant facts and laws in these jurisdictions. Our effective income tax rate and recorded tax balances can change significantly between periods due to a number of complex factors including, but not limited to: (i) our projected levels of taxable income; (ii) changes in the jurisdictional mix of our forecasted and/or actual pre-tax income; (iii) increases or decreases to valuation allowances recorded against deferred tax assets; (iv) tax audits conducted by various tax authorities; (v) adjustments to income taxes upon the finalization of income tax returns; (vi) the ability to claim foreign tax credits; and (vii) tax planning strategies. Additionally, our effective income tax rate could be impacted by future changes in applicable laws, including the European Commission’s investigations on illegal state aid and the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting, which may result in changes to long-standing tax principles. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

Our estimates of the effects of the U.S. Tax Cuts and Jobs Act on our business and financial statements require the exercise of significant judgment and are subject to change as regulations and guidance evolve.
The U.S. Tax Cuts and Jobs Act (the "Act"), which was enacted into law on December 22, 2017, significantly changes U.S. income tax law and includes numerous provisions that affect our business. Our compliance with the Act may require the collection of information that we do not regularly produce, the use of estimates in our financial statements, and the exercise of significant judgment in accounting for the provision for income taxes. As regulations and guidance evolve with respect to the Act, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. See Note 16 of Notes to Consolidated Financial Statements for additional information on the impact of the Act on our financial statements.

Our clients reside in various tax jurisdictions throughout the world and the application of tax laws or tax reporting obligations in these jurisdictions, particularly as they relate to sales, use, value-added and other indirect taxes, is complex and requires a significant amount of judgment, exposing us to claims from tax authorities.
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
Our investments in new businesses and technologies involve significant risks and uncertainties and may not succeed.
We have invested in new businesses and technologies to implement our strategic priorities. These investments involve significant risks and uncertainties, and may adversely impact our short-term operating results and liquidity, and if they are unsuccessful, may expose us to the loss of clients and the impairment of assets. Our future operating results are dependent, in part, on our ability to successfully integrate and utilize these new businesses and technologies.
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
The actions taken in reference to our capital allocation and financial policies may impact our current and future liquidity, financial condition, market capitalization, and business. In addition, the amount and timing of any potential return of capital to shareholders depends on various factors, including the amount of excess cash generated by our business in the future, the ability to finance the SFS loan portfolio, the business initiatives contemplated and implemented by management, and the amount of capital that may be required to support our future liquidity needs, among other factors.
Foreign currency exchange rate movements can significantly impact our results of operations and financial condition.
We have operations throughout the world. Approximately 61% of our total revenues were earned outside of the U.S. in 2017, including 23% of our total revenues earned in the U.K. Additionally, we have significant assets and liabilities denominated in the Pound Sterling, the Euro, and the Swiss Franc. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the monthly average exchange rates prevailing during the period in which they are recognized. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling, the Euro, and the Swiss Franc, can significantly impact our results of operations and financial condition.
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
The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and its realizable value often fluctuates over time. Accordingly, we are at risk both as to the realizable value of the property held in inventory and as to the realizable value of the property pledged as collateral for SFS loans. If there is evidence that the estimated realizable value of a specific item held in inventory is less than its carrying value, a loss is recorded to reflect our revised estimate of realizable value. In addition, if the estimated realizable value of the property pledged as collateral for an SFS loan is less than the corresponding loan balance, we assess whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. In estimating the realizable value of art held in inventory and art pledged as collateral for SFS loans, we consider the following complex array of factors: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account current art market conditions, as well as changing trends as to which collecting categories and artists are most sought after; (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist, (iv) the state of the global economy and financial markets; and (v) our intent and ability to hold the property in order to maximize its realizable value. Due to the inherent subjectivity involved in estimating the realizable value of art held in inventory and art pledged as collateral for SFS loans, our estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale. Accordingly, changes in the valuation of art held in inventory and art pledged as collateral for SFS loans expose us to variability in our results of operations from period to period.
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
The collateral supporting the SFS loan portfolio is concentrated within certain collecting categories. Although we believe the SFS loan portfolio is sufficiently collateralized due to its current aggregate loan-to-value ratio of 43%, a material decline in these markets could impair our ability to collect the principal and interest owed on certain loans. Additionally, our revolving credit facility permits borrowings, if any, up to 85% of the portion of any SFS loan that does not exceed a 60% loan-to-value ratio. A material decline in the value of SFS loan collateral could result in an increase in the loan-to-value ratio above 60% for individual loans and could require repayment of a portion of the borrowings associated with such loans.
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
Future costs and obligations related to our U.K. Pension Plan are dependent on unpredictable factors, which may cause variability in our employee benefit costs.
Future costs and obligations related to our defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets, changes in statutory requirements in the U.K., and actuarial assumptions, each of which is unpredictable and may cause variability in our employee benefit costs. See Note 8 of Notes to Consolidated Financial Statements for information related to our defined benefit pension plan in the U.K.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
We are headquartered at 1334 York Avenue in New York (the "York Property"). The York Property includes land and approximately 406,000 square feet of building area. The York Property is home to our sole North American auction salesroom and principal North American exhibition space. The York Property is also home to the U.S. operations of SFS, as well as our corporate offices. We recently completed a review of our New York real estate holdings and concluded that we will continue to occupy our York Property headquarters for the foreseeable future. In September 2017, we decided to undertake an enhancement program, beginning in June 2018, to create new state-of-the art galleries, as well as new public and client exhibition spaces.
We expect to invest between $40 million and $50 million over the next two years on this program. The York Property is subject to a seven-year, $325 million mortgage that matures on July 1, 2022 (the "York Property Mortgage"). As of December 31, 2017, the principal balance of the York Property Mortgage was $275.1 million. See Note 6 of Notes to Consolidated Financial Statements for additional information on the York Property. See Note 9 of Notes to Consolidated Financial Statements for additional information on the York Property Mortgage. See statement on Forward Looking Statements.
Our U.K. operations are based in London on New Bond Street, where the main salesrooms, exhibition spaces, and administrative offices are located. As part of a multi-year refurbishment initiative, we have invested approximately $15 million in New Bond Street in recent years to enhance exhibition and private sales gallery space, and establish a Sotheby's Diamonds salon. Almost the entire New Bond Street complex is either owned or held under various long-term lease, freehold, and virtual freehold arrangements. (Freeholds are occupancy arrangements in which we own the property outright. Virtual freeholds are occupancy arrangements in which there is a 2,000-year lease with nominal yearly rent payments that cannot be escalated during the term of the lease.) We also lease 52,000 square feet for a warehouse facility in Greenford, West London under a lease that expires in 2030.
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

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Stockholders
Our common stock is traded on the NYSE under the symbol BID. As of February 12, 2018, there were 768 registered holders of record of our common stock. The quarterly price ranges for our common stock for the years ended December 31, 2017 and 2016 were as follows:

	2017		2016
	High	Low	High	Low
Quarter Ended
March 31	$49.87	$38.46	$27.49	$18.86
June 30	$56.21	$43.66	$32.25	$24.96
September 30	$57.95	$42.78	$41.23	$26.20
December 31	$54.44	$44.08	$42.66	$33.85
Dividends and Common Stock Repurchases
See Note 14 of Notes to Consolidated Financial Statements for detailed information regarding dividends and common stock repurchases. The following table provides information regarding our common stock repurchase program during the three months ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (a)
October 2017	—	$—	—	$100,033,273
November 2017	94,400	$45.58	94,400	$95,730,763
December 2017	—	$—	—	$95,730,763
Total	94,400	$45.48	94,400
(a) Represents the dollar value of shares that were available to be repurchased under our publicly announced share repurchase program at the end of each respective monthly period.
On February 28, 2018, the Board of Directors approved a $100 million increase to our share repurchase authorization, resulting in an updated share repurchase authorization of $195.7 million as of that date.

Equity Compensation Plans
The following table provides information as of December 31, 2017 related to shares of common stock that may be issued under our existing equity compensation plans, including the Stock Option Plan, Restricted Stock Unit Plan, and Directors Stock Plan, each of which are described in Note 21 of Notes to Consolidated Financial Statements (in thousands, except per share data):

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by shareholders	1,875	$—	2,632
Equity compensation plans not approved by shareholders	47	$—	—
Total	1,922	$—	2,632
_____________________________________________________________

(1)
The number of securities that may be issued under equity compensation plans approved by shareholders includes 1,875,381 shares awarded under our Restricted Stock Unit Plan for which vesting is contingent upon future employee service and/or the achievement of certain profitability targets. The number of securities that may be issued under equity compensation plans not approved by shareholders consists solely of an inducement award of 47,070 fully-vested restricted stock units that were granted to Thomas S. Smith, Jr., our President and Chief Executive Officer ("CEO"), upon the commencement of his employment on March 31, 2015. This inducement award was not issued pursuant to our Restricted Stock Unit Plan and has not been registered with the SEC. See Note 21 of Notes to Consolidated Financial Statements for a description of this inducement award.

(2)
The weighted-average exercise price does not take into account 1,875,381 shares awarded under our Restricted Stock Unit Plan or the 47,070 fully-vested restricted stock units granted to Mr. Smith upon the commencement of his employment as our President and CEO on March 31, 2015.

(3)
Includes 2,413,151 shares available for future issuance under our Restricted Stock Unit Plan, 104,100 shares available for issuance under our Stock Option Plan, and 114,869 shares available for issuance under our Directors Stock Plan.

Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from December 31, 2012 to December 31, 2017 with the cumulative return of the Standard & Poor's Global Luxury Index (the "S&P Global Luxury Index"), which is a line-of-business index largely composed of companies whose products and services appeal to a segment of the population consistent with our clients, and the Standard & Poor's MidCap 400 Stock Index (the"S&P MidCap 400").
The graph reflects an investment of $100 in our common stock, the S&P Global Luxury Index, and the S&P MidCap 400 on December 31, 2012, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Sotheby's	$100.00	$158.91	$141.87	$85.54	$132.37	$171.35
S&P Global Luxury Index	$100.00	$135.59	$129.41	$121.74	$122.52	$171.91
S&P MidCap 400	$100.00	$133.52	$146.55	$143.39	$173.09	$201.20

ITEM 6: SELECTED FINANCIAL DATA

Year ended December 31,	2017	2016	2015	2014	2013
	(Thousands of dollars, except per share data)
Income Statement Data:
Revenues:
Agency commissions and fees	$741,580	$671,833	$791,920	$825,126	$793,639
Inventory sales	$178,982	$62,863	$108,699	$69,958	$30,638
Finance	$50,937	$52,716	$50,489	$33,013	$21,277
Other	$17,890	$17,965	$10,386	$9,956	$8,124
Total revenues	$989,389	$805,377	$961,494	$938,053	$853,678
Net income attributable to Sotheby's	$118,796	$74,112	$43,727	$117,795	$130,006
Basic earnings per share	$2.22	$1.28	$0.64	$1.69	$1.90
Diluted earnings per share	$2.20	$1.27	$0.63	$1.68	$1.88
Cash dividends declared per common share	$—	$—	$0.40	$4.74	$0.20
Statistical Metrics:
Aggregate Auction Sales (a)	$4,567,310	$4,247,873	$5,949,030	$6,075,345	$5,127,155
Net Auction Sales (b)	$3,816,792	$3,556,090	$5,016,738	$5,151,419	$4,338,948
Private Sales (c)	$744,640	$583,410	$673,119	$624,511	$1,179,038
Consolidated Sales (d)	$5,490,932	$4,894,146	$6,730,848	$6,769,814	$6,336,831
Auction Commission Margin (e)	17.2%	17.1%	14.3%	14.7%	15.9%
Non-GAAP Financial Measures:
Adjusted Net Income (f)	$121,699	$99,616	$143,131	$142,398	$139,461
Adjusted Diluted EPS (f)	$2.25	$1.71	$2.07	$2.03	$2.02
EBITDA (f)	$199,298	$150,902	$225,322	$248,036	$245,066
Adjusted EBITDA (f)	$200,176	$192,646	$278,771	$289,873	$246,438
Balance Sheet Data:
Working capital	$385,463	$525,878	$913,166	$610,315	$829,784
Total assets	$3,087,307	$2,504,426	$3,263,313	$3,129,796	$2,887,480
Average Loan Portfolio (g)	$637,759	$646,135	$732,814	$583,304	$433,619
Average Credit Facility Borrowings (h)	$479,367	$534,433	$541,004	$306,448	$—
Long-term debt, net	$653,003	$598,941	$604,961	$295,163	$509,480
Total equity	$616,940	$505,602	$806,704	$878,238	$1,139,665

Legend:
(a)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium.
(b)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(c)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(d)
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
Critical Accounting Estimates
The preparation of financial statements and related disclosures in accordance with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results may ultimately differ from our original estimates, as future events and circumstances sometimes do not develop as expected. Note 1 of Notes to Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, we believe that the following are our most critical accounting estimates, which are not ranked in any particular order, that may affect our reported financial condition and/or results of operations.

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
(2) Accounts Receivable—Accounts receivable principally includes amounts due from buyers as a result of auction and private sale transactions. The recorded amount reflects the purchase price of the property (including any commissions, as well as any applicable taxes and royalties). Under the standard terms and conditions of our auction and private sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale is cancelled and the property is returned to the consignor. We continually evaluate the collectability of amounts due from individual buyers and, if we determine that it is probable that a buyer will default, a cancelled sale is recorded in the period in which that determination is made and the associated accounts receivable balance, including our auction commission, is reversed. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.
In certain instances and subject to management approval under our internal corporate governance policy, we may pay the consignor the net sale proceeds before payment is collected from the buyer while we retain possession of the property. In these situations, if the buyer does not make payment, Sotheby's takes title to the property, but could be exposed to losses if the value of the property subsequently declines. In certain other situations and subject to management approval under our internal corporate governance policy, we allow the buyer to take possession of purchased property before making payment. In these situations, we are liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur a loss in the event of buyer default. We maintain an allowance for doubtful accounts that principally includes estimated losses associated with situations when we have paid the net sale proceeds to the seller, and it is probable that payment will not be collected from the buyer. The allowance for doubtful accounts also includes an estimate of probable losses inherent in the remainder of the accounts receivable balance.

Our judgments regarding the collectability of accounts receivable and the amount of any required allowance for doubtful accounts are based on the facts available to management, including an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Our judgments with respect to the collectability of amounts due from buyers for auction and private sale purchases are reevaluated and adjusted as additional facts become known, but may ultimately prove, with the benefit of hindsight, to be incorrect. See Note 4 of Notes to Consolidated Financial Statements for information related to accounts receivable.

(3)
Income Taxes—The provision for income taxes involves a significant amount of judgment regarding the interpretation of the relevant facts and laws in the many jurisdictions in which we operate. Our effective income tax rate and recorded tax balances can change significantly between periods due to a number of complex factors including, but not limited to: (i) our projected levels of taxable income; (ii) changes in the jurisdictional mix of our forecasted and/or actual pre-tax income; (iii) increases or decreases to valuation allowances recorded against deferred tax assets; (iv) tax audits conducted by various tax authorities; (v) adjustments to income taxes upon the finalization of income tax returns; (vi) the ability to claim foreign tax credits; and (vii) tax planning strategies.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted into law. Among other things, the Act reduces the U.S. corporate income tax rate from 35% to 21%, and makes changes to certain other business-related exclusions, deductions and credits. The SEC soon thereafter issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record the income tax effects of the Act as a provisional amount based upon reasonable estimates. As of December 31, 2017, we have not completed our accounting for the income tax effects of the Act. However, in accordance with SAB 118, we recorded a provisional net income tax expense of approximately $1.2 million in the fourth quarter of 2017 based on reasonable estimates for those tax effects. This provisional net income tax expense is subject to adjustment as we complete our analysis of the Act, collect and prepare the necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, the Financial Accounting Standards Board (the "FASB"), and other standard-setting and regulatory bodies. Adjustments may impact our provision for income taxes and effective tax rate in the period in which the adjustments are determined. Our accounting for the income tax effects of the Act will be completed during the measurement period, which should not extend beyond one year from the enactment date. The impact of the provisional accounting effects of the Act are described in greater detail in Note 16 of Notes to Consolidated Financial Statements.
As of December 31, 2017, we had net deferred tax assets of $20.5 million, which include the provisional effects of the Act recorded in the fourth quarter of 2017. This amount includes gross deferred tax assets of $47.5 million, primarily resulting from deductible temporary differences which will reduce taxable income in future periods. To a lesser extent, we also have deferred tax assets relating to net operating loss carryforwards, which are partially offset by a valuation allowance of $3.2 million to reduce the deferred tax assets to the amount that we have determined is more likely than not to be realized. In assessing the need for a valuation allowance, we consider, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If we determine that sufficient negative evidence exists (for example, if we experience cumulative three-year losses in a certain jurisdiction), then we will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, our projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on our effective income tax rate and results. Conversely, if, after recording a valuation allowance, we determine that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded (for example, if we are no longer in a three-year cumulative loss position in the jurisdiction, and we expect to have future taxable income in that jurisdiction based upon our forecasts and the expected timing of deferred tax asset reversals), we may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on our effective income tax rate and results in the period such determination was made.
Due to the global complexity of tax regulation, we record liabilities to address potential exposures involving uncertain tax positions that we have taken, or expect to take, on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications and interpretations of income tax related statutes, rules, and regulations. As of December 31, 2017, our liability for unrecognized tax benefits, excluding interest and penalties, was $13.2 million. We believe that our recorded tax liabilities are adequate to cover all open years based on an assessment of the relevant facts and circumstances. This assessment involves assumptions and significant judgments about future events and potential actions by taxing authorities, as well as an evaluation of past experiences. The cost of the ultimate resolution of these matters may be greater or less than the liability that we have recorded. To the extent that our opinion as to the outcome of these matters changes, income tax expense will be adjusted accordingly in the period in which such a determination is made.
See "Income Tax Expense" below, as well as Note 16 and Note 17 of Notes to Consolidated Financial Statements.

(4)
Share-Based Payments—We grant share-based payment awards as compensation to certain employees. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of shares ultimately expected to vest as a result of employee service. A substantial portion of the share-based payment awards vest only if we achieve established profitability targets (for awards granted prior to 2016) or certain return on invested capital (or "ROIC") targets (for awards granted beginning in 2016). The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future profitability or ROIC targets. If, as a result of our assessment, we project that a greater number of performance share units will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of our assessment, we project that a lower number of performance share units will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made. Accordingly, if our projections of future performance against these targets prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease.

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

(5)
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

Seasonality
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 80% and 82% of our total annual Net Auction Sales in 2017 and 2016, respectively, with auction commission revenues comprising approximately 66% and 75% of our total revenues, respectively. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
In quarterly reporting periods, the comparison of our results between reporting periods can be significantly influenced by a number of factors, such as changes in the timing of when certain auctions occur, the level of non-recurring single-owner auction sale events, the level and timing of individually negotiated private sale transactions, and changes in certain accounting estimates that rely upon forecasted results such as variable incentive and share-based compensation expense and our estimated annual effective income tax rate. Accordingly, when evaluating our performance, we believe that investors should also consider results for rolling six and twelve month periods, which better reflect the business cycle of the global art auction market. See Note 28 of Notes to Consolidated Financial Statements for our quarterly results for the years ended December 31, 2017 and 2016.

______________________

[1]	See the definition of Net Auction Sales in the Consolidated Financial Data Table below.

Business and Industry Trends
Following a period of expansion that began in late-2009 and lasted until the fourth quarter of 2015, the global art market entered a period of lower sales, particularly in the Impressionist, Modern and Contemporary Art collecting categories, which resulted in a 27% decrease in Consolidated Sales1 in 2016, when compared to 2015. However, even during this period of lower sales, collectors continued to purchase top quality works of art for strong prices and our auction sell-through rates remained encouraging. In 2017, the art market strengthened, and we achieved a 12% increase in Consolidated Sales when compared to 2016, which led to an 10% increase in agency commissions and fees.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
Consolidated Results of Operations
Overview—In 2017, our net income was $118.8 million, or $2.20 per diluted share, representing a $44.7 million (60%) improvement when compared to the prior year when we reported net income of $74.1 million, or $1.27 per diluted share. After excluding certain unusual items, including $1.2 million of net income tax expense associated with the U.S. Tax Cuts and Jobs Act, Adjusted Net Income* improved $22.1 million (22%), from $99.6 million to $121.7 million, and Adjusted Diluted EPS* improved from $1.71 to $2.25. The improvement in Adjusted Net Income* is principally due to a stronger art market, which resulted in a 12% increase in Consolidated Sales1 and a 10% increase in agency commissions and fees when compared to the prior year, as well as a significant improvement in our inventory activities. These factors are partially offset by a higher level of indirect expenses largely due to investments in growth initiatives and a higher level of incentive compensation reflecting improved performance against plan targets. (See "Income Tax Expense" below for a more detailed discussion of the impact of the U.S. Tax Cuts and Jobs Act on our Consolidated Financial Statements.)
Outlook—As a result of the strengthening of the art market in 2017 and sales results to date in 2018, we are encouraged by the direction of the art market and our prospects for the upcoming year. In 2018, we expect that the stronger art market will result in a higher level of agency commissions and fees. We also expect to continue investing in technology and marketing programs to drive our future growth and reduce our cost structure over the long-term.
The comparison of our results for the first quarter of 2018 to the prior year will be materially influenced by a change in the timing of the spring Modern and Contemporary Art sales in Hong Kong, which will be held in the first quarter of 2018 after occurring in the second quarter of 2017. Accordingly, first quarter revenue in 2018 will likely be higher than the prior year.
Taking into account the effects of the U.S. Tax Cuts and Jobs Act and our projected jurisdictional mix of earnings, we estimate that our effective income tax rate for 2018, excluding discrete items, will be in the range of 25% to 27%. However, we are still evaluating the effects of certain provisions of the Act, which could have an impact on our effective income tax rate in the future. Accordingly, this estimate is subject to change.
(See statement on Forward Looking Statements.)

_____________________
1 See the definition of Consolidated Sales in the Consolidated Financial Data Table below.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Consolidated Financial Data Table—The table below presents a summary of our consolidated results of operations and related statistical metrics for the years ended December 31, 2017 and 2016, as well as a comparison between the two years (in thousands of dollars, except per share data):

			Variance
	2017	2016	$ / %	%
Revenues:
Agency commissions and fees	$741,580	$671,833	$69,747	10%
Inventory sales	178,982	62,863	116,119	*
Finance	50,937	52,716	(1,779)	(3%)
Other	17,890	17,965	(75)	—%
Total revenues	989,389	805,377	184,012	23%
Expenses:
Agency direct costs	82,142	73,324	8,818	12%
Cost of inventory sales	181,487	81,782	99,705	*
Cost of finance revenues	19,312	17,738	1,574	9%
Marketing	25,377	19,695	5,682	29%
Salaries and related (a)	313,895	307,659	6,236	2%
General and administrative	172,950	161,356	11,594	7%
Depreciation and amortization	24,053	21,817	2,236	10%
Voluntary separation incentive programs, net (b)	(162)	(610)	448	73%
Total expenses	819,054	682,761	136,293	20%
Operating income	170,335	122,616	47,719	39%
Net interest expense (c)	(31,034)	(29,016)	(2,018)	(7%)
Non-operating income	2,385	3,134	(749)	(24%)
Income before taxes	141,686	96,734	44,952	46%
Income tax expense	25,415	25,957	(542)	(2%)
Equity in earnings of investees	2,508	3,262	(754)	(23%)
Net income	118,779	74,039	44,740	60%
Less: Net loss attributable to noncontrolling interest	(17)	(73)	56	77%
Net income attributable to Sotheby's	$118,796	$74,112	$44,684	60%
Diluted earnings per share - Sotheby's common shareholders	$2.20	$1.27	$0.93	73%
Statistical Metrics:
Aggregate Auction Sales (d)	$4,567,310	$4,247,873	$319,437	8%
Net Auction Sales (e)	$3,816,792	$3,556,090	$260,702	7%
Private Sales (f)	$744,640	$583,410	$161,230	28%
Consolidated Sales (g)	$5,490,932	$4,894,146	$596,786	12%
Effective income tax rate	17.9%	26.8%	(8.9%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (h)	$616,520	$541,497	$75,023	14%
Adjusted Operating Income (h)	$172,070	$164,360	$7,710	5%
Adjusted Net Income (h)	$121,699	$99,616	$22,083	22%
Adjusted Diluted EPS (h)	$2.25	$1.71	$0.54	32%
Adjusted Effective Income Tax Rate (h)	24.6%	23.0%	1.6%	N/A
EBITDA (h)	$199,298	$150,902	$48,396	32%
Adjusted EBITDA (h)	$200,176	$192,646	$7,530	4%

Legend:
*	Represents a variance in excess of 100%.
(a)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(b)	See Note 22 of Notes to Consolidated Financial Statements for information on the Voluntary Separation Incentive Programs enacted in the fourth quarter of 2015.
(c)	Represents interest expense less interest income.
(d)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(e)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(f)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(g)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(h)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Agency Segment
Agency Segment Overview—In 2017, Agency segment income before taxes increased $36.6 million (57%), from $64.6 million to $101.2 million. After excluding certain items in the current and prior year, Adjusted Agency Segment Income Before Taxes* improved $9 million (10%), from $94.9 million to $104 million. The improvement in Adjusted Agency Segment Income Before Taxes* is principally due to a stronger art market, which resulted in a 12% increase in Consolidated Sales and associated increases in auction commissions (8%) and private sale commissions (26%), as well as a significant improvement in our inventory activities and better results from our portfolio of auction guarantees. These factors are partially offset by a higher level of indirect expenses largely due to investments in growth initiatives and a higher level of incentive compensation reflecting improved performance against plan targets.

______________________

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Agency Segment Financial Data Table—The table below presents a summary of Agency segment income before taxes and related statistical metrics for the years ended December 31, 2017 and 2016, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2017	2016	$ / %	%
Revenues:
Agency commissions and fees:
Auction commissions	$654,512	$607,770	$46,742	8%
Private sale commissions	66,244	52,463	13,781	26%
Other Agency commissions and fees, net	19,173	11,600	7,573	65%
Total Agency commissions and fees	739,929	671,833	68,096	10%
Inventory sales	167,628	54,829	112,799	*
Total Agency segment revenues	907,557	726,662	180,895	25%
Expenses:
Agency direct costs:
Auction direct costs	76,576	69,179	7,397	11%
Private sale expenses	5,262	4,145	1,117	27%
Intersegment costs (a)	9,168	8,518	650	8%
Total Agency direct costs	91,006	81,842	9,164	11%
Cost of inventory sales	173,160	75,574	97,586	*
Marketing	24,860	19,311	5,549	29%
Salaries and related (b)	301,017	285,803	15,214	5%
General and administrative	165,224	155,448	9,776	6%
Depreciation and amortization	23,015	21,081	1,934	9%
Voluntary separation incentive programs, net	(148)	(614)	466	76%
Total Agency segment expenses	778,134	638,445	139,689	22%
Agency segment operating income	129,423	88,217	41,206	47%
Net interest expense (c)	(31,034)	(29,016)	(2,018)	(7%)
Non-operating income	1,819	3,403	(1,584)	(47%)
Equity in earnings of investees	995	1,967	(972)	(49%)
Agency segment income before taxes	$101,203	$64,571	$36,632	57%
Statistical Metrics:
Aggregate Auction Sales (d)	$4,567,310	$4,247,873	$319,437	8%
Net Auction Sales (e)	$3,816,792	$3,556,090	$260,702	7%
Items sold at auction with a hammer (sale) price greater than $1 million	558	528	30	6%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$2,322,634	$1,963,512	$359,122	18%
Items sold at auction with a hammer (sale) price greater than $3 million	192	163	29	18%
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$1,700,768	$1,369,147	$331,621	24%
Auction Commission Margin (f)	17.2%	17.1%	0.1%	N/A
Private Sales (g)	$736,825	$583,410	$153,415	26%
Consolidated Sales (h)	$5,471,763	$4,886,112	$585,651	12%
Non-GAAP Financial Measures:
Adjusted Agency Segment Income Before Taxes (i)	$103,992	$94,946	$9,046	10%

Legend:
*	Represents a variance in excess of 100%.
(a)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes amounts charged by SFS for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(b)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(c)	Represents interest expense less interest income.
(d)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(e)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(f)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(g)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(h)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales within the Agency segment.
(i)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
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
Auction commission revenues increased $46.7 million (8%) in 2017 principally due to a 7% increase in Net Auction Sales. The comparison to the prior year is also impacted by changes in foreign currency exchange rates, which reduced auction commission revenue by approximately $10 million in 2017. Excluding the impact of changes in foreign currency exchange rates, auction commission revenue increased $56.7 million (9%). See below for a more detailed discussion of Net Auction Sales and Auction Commission Margin.
Net Auction Sales—Net Auction Sales increased $260.7 million (7%) in 2017 principally due to a stronger art market, which resulted in significantly higher sales of Impressionist, Modern and Contemporary Art. The higher level of sales in these collecting categories was partially offset by a decrease in sales of Asian Art and Jewelry, as well as changes in foreign currency exchange rates which reduced Net Auction Sales by $71.6 million in 2017. Excluding the impact of changes in foreign currency exchange rates, Net Auction Sales increased by $332.3 million (9%).
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
In 2017, Auction Commission Margin improved slightly from 17.1% to 17.2%, reflecting recent changes to our buyer's premium rate structure and a shift in sales mix towards higher valued property.

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
Private sale commissions increased $13.8 million (26%) in 2017 due to a higher level of transaction volume during the year, particularly with respect to higher valued property.
Other Agency Commissions and Fees, net—Other agency commissions and fees, net includes: (i) our share of overage or shortfall related to guaranteed property offered or sold at auction; (ii) commissions and other fees earned on sales of art brokered by third parties; (iii) fees charged to consignors for property withdrawn prior to auction, (iv) fees charged for catalogue production and property management; (v) catalogue subscription revenues; and (vi) advertising revenues.
Other agency commissions and fees, net improved $7.6 million (65%) in 2017 principally due to better results from our portfolio of auction guarantees.
Agency Direct Costs—Agency direct costs include expenses incurred in the fulfillment of our integrated auction services and, to a much lesser extent, expenses associated with private sale exhibitions and transactions. A large portion of auction direct costs relate to sale marketing expenses such as catalogue production and distribution, advertising and promotion costs, and traveling exhibition costs. Auction direct costs also include the cost of shipping property, sale venue costs, and other direct costs such as debit and credit card processing fees. The level of auction direct costs incurred in a period is generally dependent upon the volume and composition of our auction sale offerings. For example, direct costs attributable to auctions of single-owner or other high-value collections are typically higher than those associated with standard various-owner auctions, mainly due to higher promotional costs for catalogues, special events, and traveling exhibitions, as well as higher shipping expenses.
Agency direct costs increased $9.2 million (11%) in 2017, which is largely consistent with the increase in Consolidated Sales during the current year.
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
The table below presents a summary of Agency segment inventory activities for the years ended December 31, 2017 and 2016, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2017	2016	$	%
Inventory sales	$167,628	$54,829	$112,799	*
Cost of inventory sales	(173,160)	(75,574)	(97,586)	*
Gross loss	$(5,532)	$(20,745)	$15,213	73%
Legend:
* Represents a variance in excess of 100%.
The lower loss associated with Agency segment inventory activities is attributable to a lower level of inventory writedowns, as well as a number of profitable sales completed during 2017. The higher overall level of inventory sales and inventory cost of sales in 2017 is largely due to the sale at auction of a Fancy Vivid Pink Diamond for $71.2 million, which resulted in a gain of approximately $0.4 million (see Note 11 of Notes to Consolidated Financial Statements).

Sotheby's Financial Services
Overview—SFS income before taxes decreased $3.6 million (10%) in 2017 primarily due to non-recurring collateral release fees earned in the prior year and a lower level of facility fees attributable to a lower loan portfolio balance. Also unfavorably impacting the comparison to the prior year is a $0.7 million charge recorded in 2017 as a result of a reduction in the borrowing capacity of the SFS Credit Facility (see "Liquidity and Capital Resources" below).
SFS Financial Data Table—The table below presents a summary of SFS income before taxes and related loan portfolio metrics as of and for the years ended December 31, 2017 and 2016, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2017	2016	$ / %	%
Revenues:
Client paid revenues (a)	$50,937	$52,716	$(1,779)	(3%)
Intersegment revenues (b)	9,168	8,518	650	8%
Total finance revenues	60,105	61,234	(1,129)	(2%)
Expenses:
Cost of finance revenues (c)	19,312	17,738	1,574	9%
Marketing	164	162	2	1%
Salaries and related (d)	5,024	4,599	425	9%
General and administrative	3,547	2,565	982	38%
Depreciation and amortization	244	119	125	*
Total SFS expenses	28,291	25,183	3,108	12%
SFS operating income	31,814	36,051	(4,237)	(12%)
Net interest expense	—	—	—	N/A
Non-operating income (expense)	481	(144)	625	N/A
SFS income before taxes	$32,295	$35,907	$(3,612)	(10%)
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$590,609	$675,109	$(84,500)	(13%)
Average Loan Portfolio (f)	$637,759	$646,135	$(8,376)	(1%)
Credit Facility Borrowings (g)	$196,500	$565,000	$(368,500)	(65%)
Average Credit Facility Borrowings (h)	$479,367	$534,433	$(55,066)	(10%)
Finance Revenue Percentage (i)	9.4%	9.5%	(0.1%)	N/A
Client Paid Interest Revenue Percentage (j)	7.3%	6.7%	0.6%	N/A
Weighted Average Cost of Borrowings (k)	3.9%	3.3%	0.6%	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)	Includes interest, facility fees, and collateral release fees earned from clients.
(b)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes interest and fees earned from the Agency segment for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)	Includes borrowing costs related to the SFS Credit Facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees.
(d)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(e)	Represents the period end net loan portfolio balance.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the period end balance of borrowings outstanding under the SFS Credit Facility.
(h)	Represents average borrowings outstanding during the period under the SFS Credit Facility.
(i)
Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average
Loan Portfolio. The comparison of Finance Revenue Percentage to the prior year is significantly influenced by non-recurring collateral release fees earned in the prior year and a lower level of facility fees in the current year attributable to the lower loan portfolio balance.

(j)
Represents the annualized percentage of total client paid interest revenue in relation to the Average Loan Portfolio. The increase in the Client Paid Interest Revenue Percentage versus the prior year is attributable to higher LIBOR rates in effect during the year.

(k)
Represents the annualized cost of Credit Facility Borrowings, excluding the impact of a $0.7 million charge recorded in 2017 as a result of the reduction in the borrowing capacity in the SFS Credit Facility. The increase in the Weighted Average Cost of Borrowings versus the prior year is attributable to higher LIBOR rates in effect during the year.

Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby's brand and include digital and print advertising, client relationship development, Sotheby's lifestyle magazines, and certain sponsorship agreements. In 2017, marketing expenses increased $5.7 million (29%) primarily due to higher spending related to digital initiatives, including costs to live stream our auctions, and higher sponsorship and client relationship development costs. To a lesser extent, costs incurred to promote the opening of a new office in Dubai and the relocation of our Geneva salesroom also contributed to the increase.

Salaries and Related Costs
For the years ended December 31, 2017 and 2016, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
	2017	2016	$	%
Full-time salaries	$153,707	$143,577	$10,130	7%
Incentive compensation expense	59,562	41,035	18,527	45%
Employee benefits and payroll taxes	57,095	42,444	14,651	35%
Share-based payment expense	23,479	15,935	7,544	47%
Contractual severance agreements, net	—	7,354	(7,354)	(100%)
Acquisition earn-out compensation	—	35,000	(35,000)	(100%)
Other compensation expense (a)	20,052	22,314	(2,262)	(10%)
Total salaries and related costs	$313,895	$307,659	$6,236	2%
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire and other employment arrangements.
Full-Time Salaries—Full-time salaries increased $10.1 million (7%) in 2017 principally due to base salary increases and headcount reinvestments.
Incentive Compensation—Incentive compensation consists of the accrual for annual cash incentive bonuses, as well as cash payments awarded to employees for brokering certain eligible private sale and other transactions. Payments made under our annual cash incentive bonus plan are aligned with performance against our annual financial plan. In 2017, incentive compensation expense increased $18.5 million (45%), reflecting improved performance against plan targets relative to the prior year.
Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, market-based share units, restricted stock units, and restricted shares. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of units or shares ultimately expected to vest as a result of employee service. In addition, performance share units vest only if we achieve established profitability targets (for awards granted prior to 2016) or certain ROIC targets (for awards granted beginning in 2016). The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future profitability or ROIC targets. If, as a result of our assessment, we project that a greater number of performance share units will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of our assessment, we project that a lower number of performance share units will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made. See Note 21 of Notes to Consolidated Financial Statements for more detailed information related to our share-based compensation programs.
Share-based payment expense increased by $7.5 million (47%) in 2017, reflecting an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year.
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

In 2017, employee benefits and payroll taxes increased $14.7 million (35%), principally due to newly added staff, higher overall compensation levels, and increased employee severance costs, as well as a $2.2 million decrease in the net credit associated with the U.K. Pension Plan, as discussed in more detail below. The increase in employee benefits and payroll taxes is also, in part, attributable to an increase in payroll taxes associated with a higher value of share-based payment awards vesting during the current year and higher DCP costs as a result of an improvement in the performance of deemed participant investments. On a consolidated basis, the higher level of DCP costs are largely offset by market gains in the trust assets related to the DCP, which are reflected in our Consolidated Income Statements within non-operating income (expense).
As discussed above, in 2017, the net credit associated with the U.K. Pension Plan decreased by $2.2 million, from $6.9 million to $4.7 million. This decrease is primarily due to a lower expected rate of return on plan assets and an increase in the required amortization of prior year actuarial losses. The lower expected rate of return is the result of a change in asset allocation strategy in the first quarter of 2017, which has reduced risk by investing a higher proportion of plan assets in debt securities. In 2018, we expect the net credit associated with the U.K. Pension Plan to decrease by another $2.3 million, from $4.7 million to $2.4 million, primarily due to a lower expected rate of return on plan assets resulting from the continued shift of plan assets to lower risk investments. See statement on Forward Looking Statements.
See Note 8 of Notes to Consolidated Financial Statements for additional information on the U.K. Pension Plan. See Note 27 of Notes to Consolidated Financial Statements for information regarding the adoption of a new accounting standard that will impact the presentation of the net periodic pension cost associated with the U.K. Pension Plan beginning on January 1, 2018.
Contractual Severance Agreements—In the first and third quarters of 2016, we entered into contractual severance agreements with certain former senior employees that provide cash severance benefits and the ability to continue to vest in share-based payment awards after termination of employment. In 2016, salaries and related costs include net charges of $7.4 million associated with these arrangements.
Acquisition Earn-Out Compensation—On January 11, 2016, we acquired AAP, a firm that provides a range of art-related services, in exchange for initial cash consideration of $50 million. In connection with this acquisition, we also agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") was to be measured at the end of each calendar year during the four-year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015. Amounts owed pursuant to the earn-out arrangement are compensation expense for accounting purposes and are classified within salaries and related costs in our Consolidated Income Statements.
For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement reflecting the full achievement of the Target as a result of our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during the initial annual period. The $35 million owed under the earn-out arrangement is being paid in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020.
See Note 3 of Notes to Consolidated Financial Statements for additional information regarding the acquisition of AAP and the related earn-out arrangement.
General and Administrative Expenses
General and administrative expenses include professional fees, facilities-related expenses (such as rental costs and building maintenance), and travel and entertainment costs, as well as other indirect expenses. In 2017, general and administrative expenses increased $11.6 million (7%) largely as a result of higher levels of legal fees, facilities-related costs, and travel and entertainment, as well as a $1.5 million charge associated with an uncollectible Agency segment loan (see Note 4 of Notes to Consolidated Financial Statements). These factors are partially offset by a lower level of legal claims and client goodwill gestures.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.2 million (10%) in 2017 primarily due to a $1.9 million accelerated depreciation charge recorded in the fourth quarter of 2017 for certain building improvements and other fixed assets that will be removed from service in 2018 in connection with the planned York Property enhancement program. See Item 2, "Properties" for additional information regarding the York Property enhancement program. See Note 6 of Notes to Consolidated Financial Statements.

Net Interest Expense
Net interest expense increased $2 million (7%) in 2017 due to a higher interest rate related to the York Property Mortgage and $1 million of incremental interest expense associated with the refinancing of our $300 million 5.25% Senior Notes due 2022 (the "2022 Notes”) with the proceeds of newly issued $400 million 4.875% Senior Notes due 2025 (the “ 2025 Notes”). The incremental interest expense associated with the refinancing is principally due to the fact that the 2022 Notes remained outstanding until their contractual redemption date on January 11, 2018. See Note 9 of Notes to Consolidated Financial Statements.
Income Tax Expense
Our effective income tax rate for 2017 is 17.9%, compared to 26.8% in the prior year. The decrease in our effective income tax rate is primarily due to a decrease in U.S. taxes owed on our foreign earnings and the reversal in 2017 of a liability for a previously uncertain tax position for which the statute of limitations has expired. These factors are partially offset by a change in the jurisdictional mix of pre-tax earnings, which resulted in a lower portion of our income coming from jurisdictions with a statutory tax rate that is lower than the 35% rate that was in effect in the U.S. during those periods. To a lesser extent, the change in our effective income tax rate between 2017 and 2016 is impacted by provisional net income tax expense of $1.2 million recorded in the fourth quarter of 2017 related to the U.S. Tax Cuts and Jobs Tax Act, as discussed in more detail below. (See Note 17 of Notes to Consolidated Financial Statements for additional information on Uncertain Tax Positions.)
U.S. Tax Reform—The U.S. Tax Cuts and Jobs Act was enacted into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system that are effective on January 1, 2018, including, among other things, (i) a reduction of the U.S. corporate income tax rate from 35% to 21%, (ii) the transition to a modified territorial tax system from a worldwide tax system, (iii) limitations on the deductibility of interest expense and executive compensation, (iv) the imposition of the Base Erosion Anti-Abuse Tax (“BEAT”), a new minimum tax on international payments meant to reduce the ability of multinational companies to erode the U.S. tax base through deductible payments to related parties, and (v) the creation of two new categories of income: (a) foreign-derived intangible income (“FDII”), which is income derived from the sale of property or services to a foreign person which may be taxed at a rate lower than 21%, and (b) global intangible low taxed income (“GILTI”), which is certain income earned by foreign subsidiaries that must be included in the income of the U.S. shareholder. In addition, the Act imposes a one-time transition tax in the current year on the mandatory redeemed repatriation of certain unremitted foreign earnings as of December 31, 2017.
Soon after the Act was enacted into law, the SEC issued SAB 118, which allows companies to record the income tax effects of the Act as a provisional amount based on reasonable estimates for those tax effects. The provisional amount is subject to adjustment as companies complete their analysis of the Act, and collect and prepare the necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, the FASB, and other standard-setting and regulatory bodies. Any such adjustments may be made within a subsequent measurement period, which should not extend beyond one year from the enactment date.
As of December 31, 2017, we have not completed our accounting for the income tax effects of the Act. However, in accordance with SAB 118, we recorded a provisional net income tax expense of approximately $1.2 million in the fourth quarter of 2017 based on reasonable estimates for those tax effects, consisting of the following:

•
Non-cash income tax expense of $19.8 million due to a reduction in the value of our net deferred tax assets, primarily due to the change in the U.S. corporate tax rate from 35% to 21% and the potential limitation of certain future business deductions;

•	Income tax expense of $40.4 million to record a liability for the one-time mandatory transition tax on certain unremitted and untaxed earnings of our foreign subsidiaries; and

•
A non-cash income tax benefit of $59 million to reverse previously recognized deferred tax liabilities related to the earnings of our foreign subsidiaries that were not deemed to be indefinitely reinvested.

At December 31, 2017, our Consolidated Balance Sheets reflect a provisional income tax payable of $34.6 million (net of foreign tax credits) primarily for the one-time mandatory transition tax on certain unremitted foreign earnings discussed above. We intend to elect to settle this liability in installments over eight years, as allowed by the Act. Accordingly, we have included approximately $32 million of the liability within long-term liabilities on our Consolidated Balance Sheets as of December 31, 2017.

We are still evaluating the effects that BEAT, FDII, GILTI, and the other provisions of the Act will have on our Consolidated Financial Statements in future periods. As we complete our analysis of the Act, collect and prepare the necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, the FASB, and other standard-setting and regulatory bodies, we may make adjustments to the provisional amounts recorded in the fourth quarter of 2017. These adjustments may impact our provision for income taxes and effective income tax rate in the period in which the adjustments are determined. Our accounting for the income tax effects of the Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.
Taking into account the effects of the Act and our projected jurisdictional mix of earnings, we estimate that our effective income tax rate, excluding discrete items, for the year ending December 31, 2018 will be in the range of 25% to 27%. As discussed above, we are still evaluating the effects of BEAT, FDII, GILTI and the other provisions of the Act, which could have an impact on the effective income tax rate in the future. Accordingly, this estimate is subject to change. See statement on Forward Looking Statements.
Equity in Earnings of Investees
In 2017, our equity in the earnings of our equity method investees decreased $0.8 million primarily due to lower earnings from RM Sotheby's, partially offset by improved results from Acquavella Modern Art. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding our equity method investments.
Impact of Changes in Foreign Currency Exchange Rates
For the year ended December 31, 2017, changes in foreign currency exchange rates had a net unfavorable impact of approximately $5.6 million on our operating income, with revenues unfavorably impacted by $14.1 million and expenses favorably impacted by $8.5 million.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
Consolidated Results of Operations
Overview—In 2016, our net income was $74.1 million, or $1.27 per diluted share, representing an increase of $30.4 million when compared to the prior year when we reported net income of $43.7 million, or $0.63 per diluted share. The comparison to 2015 was most significantly influenced by a $65.7 million income tax charge recorded in 2015 related to the repatriation of foreign earnings. Excluding this and other charges in both years, Adjusted Net Income* was $99.6 million, or Adjusted Diluted EPS* of $1.71, which was $43.5 million (30%) lower than Adjusted Net Income* of $143.1 million, or Adjusted Diluted EPS* of $2.07, in 2015.
The lower level of Adjusted Net Income* in 2016 was principally due to a decline in the global art market when compared to the prior year, which resulted in a $1.5 billion (29%) decrease in Net Auction Sales and an associated $111.4 million (15%) decrease in auction commission revenue. The impact of the decline in Net Auction Sales was somewhat mitigated by an increase in Auction Commission Margin from 14.3% to 17.1%, as well as a lower level of incentive and share-based compensation and a lower effective tax rate.

_______________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Consolidated Financial Data Table—The table below presents a summary of our consolidated results of operations and related statistical metrics for the years ended December 31, 2016 and 2015, as well as a comparison between the two years (in thousands of dollars, except per share data):

			Variance
	2016	2015	$ / %	%
Revenues:
Agency commissions and fees	$671,833	$791,920	$(120,087)	(15%)
Inventory sales	62,863	108,699	(45,836)	(42%)
Finance	52,716	50,489	2,227	4%
Other	17,965	10,386	7,579	73%
Total revenues	805,377	961,494	(156,117)	(16%)
Expenses:
Agency direct costs	73,324	91,919	(18,595)	(20%)
Cost of inventory sales	81,782	111,090	(29,308)	(26%)
Cost of finance revenues	17,738	15,780	1,958	12%
Marketing	19,695	19,332	363	2%
Salaries and related (a)	307,659	302,825	4,834	2%
General and administrative	161,356	159,148	2,208	1%
Depreciation and amortization	21,817	19,481	2,336	12%
Voluntary separation incentive programs, net (b)	(610)	36,938	(37,548)	N/A
CEO separation and transition costs (c)	—	4,232	(4,232)	(100%)
Restructuring charges, net (d)	—	(972)	972	100%
Total expenses	682,761	759,773	(77,012)	(10%)
Operating income	122,616	201,721	(79,105)	(39%)
Net interest expense (e)	(29,016)	(30,969)	1,953	6%
Non-operating income (expense)	3,134	(1,453)	4,587	N/A
Income before taxes	96,734	169,299	(72,565)	(43%)
Income tax expense	25,957	131,145	(105,188)	(80%)
Equity in earnings of investees	3,262	5,327	(2,065)	(39%)
Net income	74,039	43,481	30,558	70%
Less: Net loss attributable to noncontrolling interest	(73)	(246)	173	(70%)
Net income attributable to Sotheby's	$74,112	$43,727	$30,385	69%
Diluted earnings per share - Sotheby's common shareholders	$1.27	$0.63	$0.64	*
Statistical Metrics:
Aggregate Auction Sales (f)	$4,247,873	$5,949,030	$(1,701,157)	(29%)
Net Auction Sales (g)	$3,556,090	$5,016,738	$(1,460,648)	(29%)
Private Sales (h)	$583,410	$673,119	$(89,709)	(13%)
Consolidated Sales (i)	$4,894,146	$6,720,384	$(1,826,238)	(27%)
Effective income tax rate	26.8%	77.5%	(50.7%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (j)	$541,497	$579,454	$(37,957)	(7%)
Adjusted Operating Income (j)	$164,360	$255,170	$(90,810)	(36%)
Adjusted Net Income (j)	$99,616	$143,131	$(43,515)	(30%)
Adjusted Diluted EPS (j)	$1.71	$2.07	$(0.36)	(17%)
Adjusted Effective Income Tax Rate (j)	23.0%	34.8%	(11.8%)	N/A
EBITDA (j)	$150,902	$225,322	$(74,420)	(33%)
Adjusted EBITDA (j)	$192,646	$278,771	$(86,125)	(31%)

Legend:
*	Represents a variance in excess of 100%.
(a)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(b)	See Note 22 of Notes to Consolidated Financial Statements for information on the Voluntary Separation Incentive Programs enacted in the fourth quarter of 2015.
(c)	See Note 23 of Notes to Consolidated Financial Statements for information on CEO Separation and Transition Costs.
(d)	See Note 24 of Notes to Consolidated Financial Statements for information on Restructuring Charges.
(e)	Represents interest expense less interest income.
(f)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(g)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(h)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(i)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(j)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Agency Segment
Overview—In 2016, Agency segment income before taxes decreased by $75.4 million (54%), from $139.9 million to $64.6 million, as a result of a decline in the global art market, most notably in the Impressionist, Modern and Contemporary Art collecting categories, which resulted in a significantly lower level of Net Auction Sales (29%) and auction commission revenues (15%). Also contributing to the decrease in Agency segment income before taxes was a higher level of inventory losses. Somewhat mitigating the unfavorable comparison to 2015 was an increase in Auction Commission Margin from 14.3% to 17.1% and a lower level of auction direct costs.

Agency Segment Financial Data Table—The table below presents a summary of Agency segment income before taxes and related statistical metrics for the years ended December 31, 2016 and 2015, as well as a comparison between the two years (in thousands of dollars).

			Variance
	2016	2015	$ / %	%
Revenues:
Agency commissions and fees:
Auction commissions	$607,770	$719,152	$(111,382)	(15%)
Private sale commissions	52,463	61,256	(8,793)	(14%)
Other Agency commissions and fees, net	11,600	11,512	88	1%
Total Agency commissions and fees	671,833	791,920	(120,087)	(15%)
Inventory sales	54,829	100,110	(45,281)	(45%)
Total Agency segment revenues	726,662	892,030	(165,368)	(19%)
Expenses:
Agency direct costs:
Auction direct costs	69,179	85,182	(16,003)	(19%)
Private sale expenses	4,145	6,737	(2,592)	(38%)
Intersegment costs (a)	8,518	14,759	(6,241)	(42%)
Total Agency direct costs	81,842	106,678	(24,836)	(23%)
Cost of inventory sales	75,574	103,256	(27,682)	(27%)
Marketing	19,311	18,809	502	3%
Salaries and related (b)	285,803	282,820	2,983	1%
General and administrative	155,448	155,810	(362)	—%
Depreciation and amortization	21,081	19,233	1,848	10%
Voluntary separation incentive programs, net	(614)	36,938	(37,552)	N/A
Restructuring charges, net	—	(972)	972	100%
Total Agency segment expenses	638,445	722,572	(84,127)	(12%)
Agency segment operating income	88,217	169,458	(81,241)	(48%)
Net interest expense (c)	(29,016)	(30,972)	1,956	6%
Non-operating income (expense)	3,403	(1,063)	4,466	N/A
Equity in earnings of investees	1,967	2,519	(552)	(22%)
Agency segment income before taxes	$64,571	$139,942	$(75,371)	(54%)
Statistical Metrics:
Aggregate Auction Sales (d)	$4,247,873	$5,949,030	$(1,701,157)	(29%)
Net Auction Sales (e)	$3,556,090	$5,016,738	$(1,460,648)	(29%)
Items sold at auction with a hammer (sale) price greater than $1 million	528	727	(199)	(27%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,963,512	$3,273,638	$(1,310,126)	(40%)
Items sold at auction with a hammer (sale) price greater than $3 million	163	250	(87)	(35%)
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$1,369,147	$2,499,581	$(1,130,434)	(45%)
Auction Commission Margin (f)	17.1%	14.3%	2.8%	N/A
Private Sales (g)	$583,410	$673,119	$(89,709)	(13%)
Consolidated Sales (h)	$4,886,112	$6,722,259	$(1,836,147)	(27%)
Non-GAAP Financial Measures:
Adjusted Agency Segment Income Before Taxes (i)	$94,946	$175,587	$(80,641)	(46%)

Legend:
(a)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes amounts charged by SFS for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(b)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(c)	Represents interest expense less interest income.
(d)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(e)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(f)	Represents total auction commission revenues as a percentage of Net Auction Sales.
(g)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(h)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales within the Agency segment.
(i)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Auction Commission Revenues—Auction commission revenues decreased $111.4 million (15%) in 2016 primarily due to a lower level of Net Auction Sales, partially offset by an improvement in Auction Commission Margin. Also contributing to the lower level of auction commission revenues were changes in foreign currency exchange rates, which contributed $22.4 million to the overall decrease. See below for a more detailed discussion of Net Auction Sales and Auction Commission Margin.
Net Auction Sales—Net Auction Sales decreased $1.5 billion (29%) in 2016 predominantly due to a decline in the global art market that began in the fourth quarter of 2015, most notably in the Impressionist, Modern and Contemporary Art collecting categories. The comparison of 2016 Net Auction Sales to the prior year was significantly influenced by sales of property from the Taubman Collection during the fourth quarter of 2015, which totaled $383 million across various collecting categories, but most prominently in Impressionist and Modern Art ($237 million) and Contemporary Art ($121 million).
Auction Commission Margin—Auction Commission Margin increased from 14.3% to 17.1% in 2016 largely due to changes in sales mix, as fewer objects were sold in the higher price bands of our buyer's premium rate structure. The comparison of Auction Commission Margin to 2015 was also significantly impacted by sales of property from the Taubman Collection in the fourth quarter of 2015. The Taubman Collection was subject to an auction guarantee and although it totaled $383 million of Net Auction Sales, sale results fell short of the guaranteed amount, and we did not recognize any net auction commission revenue from this consignment.
Private Sale Commission Revenues—Private sale commissions decreased $8.8 million (14%) in 2016 due to a lower level of transaction volume during the year. Changes in foreign currency exchange rates also impacted private sales commissions, contributing $2.6 million to the overall decrease.
Agency Direct Costs—Agency direct costs decreased $18.6 million (20%) in 2016 largely as a result of the lower value of our auction and private sale offerings during the year, as well as management's cost control initiatives. The comparison to 2015 is also favorably influenced by $6 million of costs incurred in the fourth quarter of 2015 to promote and conduct the Taubman Collection sale, as well as changes in foreign currency exchange rates, which reduced agency direct costs by $2.2 million.

Inventory Sales and Cost of Inventory Sales—The table below presents a summary of Agency segment inventory activities for the years ended December 31, 2016 and 2015, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2016	2015	$	%
Inventory sales	$54,829	$100,110	$(45,281)	(45%)
Cost of inventory sales	(75,574)	(103,256)	27,682	27%
Gross loss	$(20,745)	$(3,146)	$(17,599)	*
Legend:
* Represents a variance in excess of 100%.
Agency segment inventory results for 2016 included a higher level of writedowns and losses resulting from our decision in the fourth quarter of 2016 to sell certain artworks on an accelerated basis in order to deploy the sales proceeds to more productive uses, when received. Also impacting the year-over-year comparison is the completion of a number of profitable inventory sales in 2015, which were not repeated in 2016.
Sotheby's Financial Services
Overview—SFS income before taxes decreased $5.4 million (13%) in 2016 almost entirely due to a lower level of intersegment revenues that was attributable, in part, to a lower level of fees earned on loan collateral sold at auction. Excluding intersegment revenues, SFS income before taxes improved slightly in 2016 when compared to the prior year, as a higher level of collateral release fees and higher interest rates earned on the loan portfolio partially mitigated the impact of a lower Average Loan Portfolio balance and increased borrowing costs. The decrease in the Average Loan Portfolio balance in 2016 was principally the result of proceeds collected from term loan collateral sales during the first half of the year. The increase in borrowing costs was the result of funding a greater portion of the loan portfolio with debt in 2016, as well as higher commitment fees following the expansion of the SFS credit facility in June 2015.

SFS Financial Data Table—The table below presents a summary of SFS income before taxes and related loan portfolio metrics as of and for the years ended December 31, 2016 and 2015, as well as a comparison between the two years (in thousands of dollars):

			Variance
	2016	2015	$ / %	%
Revenues:
Client paid revenues (a)	$52,716	$50,489	$2,227	4%
Intersegment revenues (b)	8,518	14,759	(6,241)	(42%)
Total finance revenues	61,234	65,248	(4,014)	(6%)
Expenses:
Cost of finance revenues (c)	17,738	15,780	1,958	12%
Marketing	162	319	(157)	(49%)
Salaries and related (d)	4,599	4,530	69	2%
General and administrative	2,565	2,874	(309)	(11%)
Depreciation and amortization	119	124	(5)	(4%)
Total SFS expenses	25,183	23,627	1,556	7%
SFS operating income	36,051	41,621	(5,570)	(13%)
Net interest expense	—	3	(3)	100%
Non-operating expense	(144)	(321)	177	55%
SFS income before taxes	$35,907	$41,303	$(5,396)	(13%)
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$675,109	$682,258	$(7,149)	(1%)
Average Loan Portfolio (f)	$646,135	$732,814	$(86,679)	(12%)
Credit Facility Borrowings (g)	$565,000	$541,500	$23,500	4%
Average Credit Facility Borrowings (h)	$534,433	$541,004	$(6,571)	(1%)
Finance Revenue Percentage (i)	9.5%	8.9%	0.6%	N/A
Client Paid Interest Revenue Percentage (j)	6.7%	5.8%	0.9%	N/A
Weighted Average Cost of Borrowings (k)	3.3%	2.9%	0.4%	N/A

Legend:
(a)	Includes interest, facility fees, and collateral release fees earned from clients.
(b)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes interest and fees earned from the Agency segment for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)	Includes borrowing costs related to the SFS Credit Facility, including interest expense, commitment fees, and the amortization of amendment and arrangement fees.
(d)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(e)	Represents the period end net loan portfolio balance.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the period end balance of borrowings outstanding under the SFS Credit Facility.
(h)	Calculated as Credit Facility Borrowings divided by the Loan Portfolio Balance.
(i)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(j)
Represents the annualized percentage of total client paid interest revenue in relation to the Average Loan Portfolio. In 2016, SFS earned client paid interest of $2.5 million resulting from a retroactive interest rate increase triggered during the period for which there was no comparable amount earned in the prior year.

(k)	Represents the annualized cost of Credit Facility Borrowings.

Other Revenues
Other revenues includes fees earned from art advisory services, license fee revenues, and other ancillary revenues. Other revenues increased $7.6 million (73%) in 2016 due to advisory fees earned by AAP, which was acquired in January 2016. See Note 3 of Notes to Consolidated Financial Statements.
Salaries and Related Costs
For the years ended December 31, 2016 and 2015, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
	2016	2015	$	%
Full-time salaries	$143,577	$146,130	$(2,553)	(2%)
Incentive compensation expense	41,035	44,456	(3,421)	(8%)
Share-based payment expense	15,935	28,632	(12,697)	(44%)
Acquisition earn-out compensation	35,000	—	35,000	N/A
Employee benefits and payroll taxes	42,444	50,803	(8,359)	(16%)
Contractual severance agreements, net	7,354	—	7,354	N/A
Leadership transition severance costs	—	13,251	(13,251)	(100%)
Other compensation expense (a)	22,314	19,553	2,761	14%
Total salaries and related costs	$307,659	$302,825	$4,834	2%
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire and other employment arrangements.
In 2016, changes in foreign currency exchange rates reduced salaries and related costs by $8.9 million when compared to the prior year. Excluding the impact of foreign currency exchange rate changes, salaries and related costs increased $13.7 million (5%) in 2016. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between 2016 and 2015.
Full-Time Salaries—Full-time salaries decreased $2.6 million (2%) in 2016 principally due to changes in foreign currency exchange rates, which reduced the reported expense by $5 million, as well as savings resulting from the voluntary separation incentive programs enacted in December 2015 (see "Voluntary Separation Incentive Programs, Net" below). These factors are partially offset by base salary increases and headcount reinvestments in 2016.
Incentive Compensation—Incentive compensation expense decreased $3.4 million (8%) in 2016 due, in part, to changes in foreign currency exchange rates, which contributed $1.6 million to the reduction versus 2015. Excluding the impact of changes in foreign currency exchange rates, incentive compensation expense decreased $1.8 million (4%). The comparison to 2015 was also significantly influenced by $4.7 million of incentive compensation paid to participants in the voluntary separation incentive programs, which was classified as part of the charge associated with those programs in our Consolidated Income Statement for the year ended December 31, 2015 (see "Voluntary Separation Incentive Programs, Net" below). Excluding the impact of changes in foreign currency exchange rates and if such voluntary separation incentive program charges had been classified as incentive compensation, the decrease in incentive compensation would have been $6.5 million (13%).
Share-Based Payment Expense—Share-based payment expense decreased by $12.7 million (44%) in 2016 primarily as a result of our quarterly assessment of the profitability and ROIC targets related to performance share unit awards. The comparison of share-based payment expense to 2015 was also favorably impacted by the accelerated recognition of $2.9 million in share-based compensation in 2015 pursuant to the terms of the severance agreements with our former Chief Financial Officer and former Chief Operating Officer.
Acquisition Earn-Out Compensation—For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement reflecting the full achievement of the Target as a result of our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during the initial annual period. See Note 3 of Notes to Consolidated Financial Statements for additional information regarding the acquisition of AAP.

Employee Benefits and Payroll Taxes—Employee benefit and payroll taxes decreased $8.4 million (16%) in 2016 principally due to the closure of the U.K. Pension Plan (see Note 8 of Notes to Consolidated Financial Statements) and, to a lesser extent, lower overall compensation levels and lower employee severance costs. The overall decrease in employee benefit costs was partially offset by higher DCP costs as a result of an improvement in the performance of deemed participant investments, as well as an increase in health care costs.
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
Other Compensation Expense —Other compensation expense increased $2.8 million (14%) in 2016 primarily as a result of a higher level of expense associated with such employment arrangements.
General and Administrative Expense
In 2016, general and administrative expenses increased $2.2 million (1%). Significantly influencing the comparison of 2016 to the prior year were changes in foreign currency exchange rates, which reduced general and administrative expenses by $5.6 million. Excluding foreign currency exchange rate changes, general and administrative expenses increased $7.8 million (5%) in 2016 primarily due to higher spend associated with digital and mobile technology improvements and an increase in facilities-related costs that was due in part to real estate rebates received in 2015 in respect of our London premises that were not repeated in 2016. These increases were partially offset by a lower level of lower travel and entertainment expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.3 million (12%) in 2016 primarily due to amortization expense related to intangible assets acquired in the acquisition of AAP in January 2016. See Note 7 of Notes to Consolidated Financial Statements for information regarding our intangible assets.
Voluntary Separation Incentive Programs, Net
On November 13, 2015, we announced a series of regional voluntary separation incentive programs (the "Programs") aimed at reducing headcount and associated compensation costs. The Programs were offered to our employees in jurisdictions where it was practical to do so. Employees who elected to participate in the Programs were accepted only upon approval by management.

In the fourth quarter of 2015, we recognized a charge of $36.9 million as a result of the Programs, consisting of $33.8 million in cash severance benefits and $3.1 million in accelerated equity compensation expense related to awards that will continue to vest after termination of employment, subject to our achievement of the underlying profitability targets, when applicable. In 2016, we recognized a net credit of $0.6 million primarily resulting from our quarterly assessment of the likelihood that the performance-based stock units held by participants in the Programs will vest.
CEO Separation and Transition Costs
In the first quarter of 2015, we recognized CEO Separation and Transition Costs of $4.2 million associated with the hiring of Thomas S. Smith, Jr. as our CEO. This charge principally relates to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully-vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that was made in September 2015. The CEO Separation and Transition Costs recognized in the first quarter of 2015 also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.

Restructuring Charges, Net

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
Other Income (Expense)
The $4.6 million improvement in other income (expense) in 2016 was principally due to the improved market performance of DCP trust assets (+$3.1 million) and a net gain associated with foreign currency denominated transactions. This overall improvement was partially offset by a non-recurring $1.6 million death benefit recognized in 2015 under a corporate-owned life insurance policy related to the DCP.
Income Tax Expense
Our effective income tax rate was 26.8% for the year ended December 31, 2016, compared to 77.5% in 2015. The decrease in our effective income tax rate in 2016 was primarily due to income tax expense of $65.7 million recorded in the fourth quarter of 2015 to recognize a deferred tax liability for incremental taxes associated with accumulated foreign earnings related to years prior to 2014 that were no longer deemed to be indefinitely reinvested outside of the U.S. The decrease in our effective tax rate was also due to a change in our assertion regarding earnings from our foreign subsidiaries. In the first quarter of 2016, we determined that our foreign earnings related to 2016 (except those in the U.K.) would be indefinitely reinvested outside of the U.S. Conversely, in 2015, we recorded incremental deferred income taxes on substantially all of our foreign earnings for that year on the basis that such earnings would not be indefinitely reinvested overseas. As a result, the mix of pre-tax income among our various jurisdictions did not have a material effect on our annual effective income tax rate in 2015. However, the effective income tax rate for 2016 was influenced by changes in the mix of pre-tax income among the various jurisdictions where we operate, resulting in a decrease in our effective income tax rate. (See “Repatriation of Foreign Earnings” below and Note 16 of Notes to Consolidated Financial Statements.)
The comparison of our effective income tax rate between the two periods was also influenced by a $4 million charge recorded in 2015 to write-down certain deferred tax assets. This writedown was a result of New York City tax legislation enacted in that year which resulted in a reduction of income apportioned to New York City in 2016 and accordingly resulted in a decrease to our state and local effective income tax rate in 2016.
Repatriation of Foreign Earnings—Prior to the fourth quarter of 2015, based on our projections and planned uses of U.S. and foreign earnings, we had intended that approximately $400 million of accumulated foreign earnings relating to years prior to 2014 would be indefinitely reinvested outside of the U.S. As a result, we did not initially record deferred income taxes on these earnings in our Consolidated Financial Statements. In the fourth quarter of 2015, however, in consideration of the expansion of our common stock repurchase program (see Note 14 of Notes to Consolidated Financial Statements), as well as the need for cash in the U.S. to fund other corporate strategic initiatives, we reassessed our U.S. and foreign cash needs and concluded that these foreign earnings would, instead, be repatriated to the U.S. in the foreseeable future. Consequently, in the fourth quarter of 2015, we recognized a liability for the deferred income taxes on these foreign earnings. In addition, we had accrued incremental taxes during 2014 and 2015 on approximately $200 million of foreign earnings for those years. See "Liquidity and Capital Resources" below for additional information regarding our repatriation of foreign earnings.
Equity in Earnings of Investees
The $2.1 million decrease in earnings from equity method investments in 2016 was attributable to decreases related to Acquavella Modern Art ($1.5 million) and RM Sotheby's ($0.6 million). See Note 5 of Notes to Consolidated Financial Statements for additional information regarding our equity method investments.
Impact of Changes in Foreign Currency Exchange Rates
For the year ended December 31, 2016, foreign currency exchange rate changes had a net unfavorable impact of approximately $7.7 million on our operating income when compared to 2015, with revenues unfavorably impacted by $27.4 million and expenses favorably impacted by $19.7 million.

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-K are financial measures presented in accordance with GAAP and also on a non-GAAP basis. The non-GAAP financial measures presented in this Form 10-K are:

(i)	Adjusted Expenses	(v)	Adjusted Diluted Earnings Per Share ("Adjusted Diluted EPS")
(ii)	Adjusted Operating Income	(vi)	Adjusted Effective Income Tax Rate ("Adjusted ETR")
(iii)	Adjusted Agency Segment Income Before Taxes	(vii)	EBITDA
(iv)	Adjusted Net Income	(viii)	Adjusted EBITDA

We caution users of our financial statements that amounts presented in accordance with our definitions of these non-GAAP financial measures, as provided below, may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner. Our definitions of the non-GAAP financial measures presented in this Form 10-K are as follows:

(i)
Adjusted Expenses is defined as total expenses excluding the cost of inventory sales, the cost of finance revenues, the accelerated depreciation associated with the York Property enhancement program, earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), (credits) charges related to our voluntary separation incentive programs (net), CEO separation and transition costs, and restructuring charges (net).

(ii)
Adjusted Operating Income is defined as operating income excluding the accelerated depreciation associated with the York Property enhancement program, earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), (credits) charges related to our voluntary separation incentive programs (net), CEO separation and transition costs, and restructuring charges (net).

(iii)
Adjusted Agency Segment Income Before Taxes is defined as Agency segment income before taxes excluding the accelerated depreciation associated with the York Property enhancement program, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), Agency segment earn-out compensation expense related to the acquisition of AAP, net (credits) charges in the Agency segment related to our voluntary separation incentive programs, restructuring charges (net), and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating income).

(iv)
Adjusted Net Income is defined as net income attributable to Sotheby's excluding the after-tax impact of earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), (credits) charges related to our voluntary separation incentive programs (net), CEO separation and transition costs, restructuring charges (net), special charges (net), accelerated depreciation associated with the York Property enhancement program, and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating income). Adjusted Net Income also excludes net income tax expense in 2017 related to the U.S. Tax Cuts and Jobs Act and income tax charges in 2015 associated with the repatriation of pre-2014 foreign earnings.

(v)
Adjusted Diluted EPS is defined as diluted earnings per share excluding the after-tax per share impact of earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), (credits) charges related to our voluntary separation incentive programs (net), CEO separation and transition costs, restructuring charges (net), special charges (net), accelerated depreciation associated with the York Property enhancement program, and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating income). Adjusted Diluted EPS also excludes the per share impact of net income tax expense in 2017 related to the U.S. Tax Cuts and Jobs Act and income tax charges in 2015 associated with the repatriation of pre-2014 foreign earnings.

(vi)
Adjusted ETR is defined as our effective income tax rate calculated in accordance with GAAP excluding the effect of enacted tax legislation, changes in tax reserves, excess tax benefits from share-based payments, changes in valuation allowance, taxes on equity earnings, the tax effect related to items not in current year income, and taxes on the undistributed earnings of foreign subsidiaries generated in prior periods. (See Notes 1 and 16 of Notes to Consolidated Financial Statements.)

(vii)	EBITDA is defined as net income attributable to Sotheby's excluding income tax expense, interest expense, interest income, and depreciation and amortization.

(viii)
Adjusted EBITDA is defined as EBITDA excluding earn-out compensation expense related to the acquisition of AAP, charges related to certain contractual severance agreements (net, recorded within salaries and related costs), leadership transition severance costs (recorded within salaries and related costs), (credits) charges related to our voluntary separation incentive programs (net), CEO separation and transition costs, restructuring charges (net), special charges (net), and a charge resulting from the June 2017 amendments to the York Property Mortgage and the associated interest rate collar (recorded within non-operating income).

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

Adjusted Operating Income, Adjusted Agency Segment Income Before Taxes, Adjusted Net Income, Adjusted Diluted EPS, EBITDA, and Adjusted EBITDA are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance.
We use Adjusted ETR to compare our effective income tax rate between reporting periods absent the effect of unusual items and the tax effects of items not reported in current year income. We also believe that these measures may be helpful to securities analysts, investors, financial institutions, and other interested parties in their evaluation of our effective income tax rate.
The following is a reconciliation of total expenses to Adjusted Expenses for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

	2017	2016	2015
Total expenses	$819,054	$682,761	$759,773
Subtract: Cost of inventory sales	181,487	81,782	111,090
Subtract: Cost of finance revenues	19,312	17,738	15,780
Subtract: Accelerated depreciation associated with York Property enhancement program	1,897	—	—
Subtract: Acquisition earn-out compensation expense	—	35,000	—
Subtract: Contractual severance agreement charges, net	—	7,354	—
Subtract: Leadership transition severance costs	—	—	13,251
Subtract: Voluntary separation incentive program, net	(162)	(610)	36,938
Subtract: CEO separation and transition costs	—	—	4,232
Subtract: Restructuring charges, net	—	—	(972)
Adjusted Expenses	$616,520	$541,497	$579,454
The following is a reconciliation of operating income to Adjusted Operating Income for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

	2017	2016	2015
Operating income	$170,335	$122,616	$201,721
Add: Accelerated depreciation associated with York Property enhancement program	1,897	—	—
Add: Acquisition earn-out compensation expense	—	35,000	—
Add: Contractual severance agreement charges, net	—	7,354	—
Add: Leadership transition severance costs	—	—	13,251
Add: Voluntary separation incentive program, net	(162)	(610)	36,938
Add: CEO separation and transition costs	—	—	4,232
Add: Restructuring charges, net	—	—	(972)
Adjusted Operating Income	$172,070	$164,360	$255,170

The following is a reconciliation of Agency segment income before taxes to Adjusted Agency Segment Income Before Taxes for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

	2017	2016	2015
Agency segment income before taxes	$101,203	$64,571	$139,942
Add: Accelerated depreciation associated with York Property enhancement program	1,897	—	—
Add: Acquisition earn-out compensation expense	—	23,635	—
Add: Contractual severance agreement charges, net	—	7,354	—
Add: Voluntary separation incentive program, net	(148)	(614)	36,617
Add: Restructuring charges, net	—	—	(972)
Add: Charge related to interest rate collar amendment	1,040	—	—
Adjusted Agency Segment Income Before Taxes	$103,992	$94,946	$175,587
The following is a reconciliation of net income attributable to Sotheby's to Adjusted Net Income for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 (in thousands of dollars):

	2017	2016	2015	2014	2013
Net income attributable to Sotheby's	$118,796	$74,112	$43,727	$117,795	$130,006
Add: Acquisition earn-out compensation expense, net of tax of $0, ($13,615), $0, $0, and $0	—	21,385	—	—	—
Add: Contractual severance agreement charges (net), net of tax of $0, ($2,852), $0, $0, and $0	—	4,502	—	—	—
Add: Leadership transition severance costs, net of tax of $0, $0, ($5,167), $0, and $0	—	—	8,084	—	—
Add: Voluntary separation incentive program (net), net of tax of $63, $227, ($13,298), $0, and $0	(99)	(383)	23,640	—	—
Add: CEO separation and transition costs, net of tax of $0, $0, ($1,651), ($3,138), and $0	—	—	2,581	4,453	—
Add: Restructuring charges (net), net of tax of $0, $0, $339, ($5,221), and $0	—	—	(633)	9,017	—
Add: Special charges (net), net of tax of $0, $0, $0, ($8,875), and ($617)	—	—	—	11,133	755
Add: Accelerated depreciation associated with York Property enhancement program, net of tax of ($721), $0, $0, $0, and $0	1,176	—	—	—	—
Add: Charge related to interest rate collar amendment, net of tax of ($398), $0, $0, $0, and $0	642	—	—	—	—
Add: Net income tax expense related to the U.S. Tax Cuts and Jobs Act	1,184	—	—	—	—
Add: Income tax expense related to repatriation of pre-2014 foreign earnings	—	—	65,732	—	8,700
Adjusted Net Income	$121,699	$99,616	$143,131	$142,398	$139,461
The income tax effect of each line item in the reconciliation above of net income attributable to Sotheby's to Adjusted Net Income is computed using the relevant jurisdictional tax rate for each item.

The following is a reconciliation of diluted earnings per share to Adjusted Diluted EPS for the years ended December 31, 2017, 2016, 2015, 2014, and 2013:

	2017	2016	2015	2014	2013
Diluted earnings per share	$2.20	$1.27	$0.63	$1.68	$1.88
Add: Acquisition earn-out compensation expense, per share	—	0.37	—	—	—
Add: Contractual severance agreement charges (net), per share	—	0.08	—	—	—
Add: Leadership transition severance costs, per share	—	—	0.11	—	—
Add: Voluntary separation incentive program (net), per share	—	(0.01)	0.34	—	—
Add: CEO separation and transition costs, per share	—	—	0.04	0.06	—
Add: Restructuring charges (net), per share	—	—	(0.01)	0.13	—
Add: Special charges (net), per share	—	—	—	0.16	0.01
Add: Accelerated depreciation associated with York Property enhancement program, per share	0.02	—	—	—	—
Add: Charge related to interest rate collar amendment, per share	0.01	—	—	—	—
Add: Net income tax expense related to the U.S. Tax Cuts and Jobs Act, per share	0.02	—	—	—	—
Add: Income tax expense related to repatriation of pre-2014 foreign earnings, per share	—	—	0.96	—	0.13
Adjusted Diluted EPS	$2.25	$1.71	$2.07	$2.03	$2.02

The following is a reconciliation of our effective income tax rate calculated in accordance with GAAP to our Adjusted ETR for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Effective income tax rate	17.9%	26.8%	77.5%
Add: Effect of enacted tax legislation	(0.8%)	0.1%	(2.5%)
Add: Changes in tax reserves	4.8%	(1.3%)	0.1%
Add: Excess tax benefits from share-based payments	1.8%	0.0%	0.0%
Add: Changes in valuation allowance	0.0%	(0.5%)	(0.3%)
Add: Taxes on equity earnings	0.2%	(1.2%)	(1.1%)
Add: Tax effect related to items not in current year income	0.7%	(0.9%)	(0.1%)
Add: Taxes on undistributed earnings of foreign subsidiaries generated in prior periods	0.0%	0.0%	(38.8%)
Adjusted ETR	24.6%	23.0%	34.8%

The following is a reconciliation of net income attributable to Sotheby's to EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 (in thousands of dollars):

	2017	2016	2015	2014	2013
Net income attributable to Sotheby's	$118,796	$74,112	$43,727	$117,795	$130,006
Add: Income tax expense	25,415	25,957	131,145	75,761	55,702
Add: Income tax expense related to equity investees	—	—	—	599	12
Subtract: Interest income	1,184	1,294	1,776	1,883	2,801
Add: Interest expense	32,218	30,310	32,745	35,189	42,712
Add: Depreciation and amortization	24,053	21,817	19,481	20,575	19,435
EBITDA	199,298	150,902	225,322	248,036	245,066
Add: Acquisition earn-out compensation expense	—	35,000	—	—	—
Add: Contractual severance agreement charges, net	—	7,354	—	—	—
Add: Leadership transition severance costs	—	—	13,251	—	—
Add: Voluntary separation incentive program, net	(162)	(610)	36,938	—
Add: CEO separation and transition costs	—	—	4,232	7,591	—
Add: Restructuring charges, net	—	—	(972)	14,238	—
Add: Special charges, net	—	—	—	20,008	1,372
Add: Charge related to interest rate collar amendment	1,040	—	—	—	—
Adjusted EBITDA	$200,176	$192,646	$278,771	$289,873	$246,438
CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, and 2015
This discussion should be read in conjunction with our Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015.
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
For the year ended December 31, 2017, net cash provided by operating activities of approximately $366.2 million is principally attributable to: (i) net cash inflows of $153.5 million associated with the settlement of auction and private sale transactions during the period, due in part to collections from buyers late in 2017 for which the corresponding net sale proceeds were not disbursed to the consignors until early in 2018; (ii) net cash inflows from our inventory activities primarily attributable to the sale of a Fancy Vivid Pink Diamond (see Note 11 of Notes to Consolidated Financial Statements); and (iii) our net income of $118.8 million for the period.
For the year ended December 31, 2016, net cash provided by operating activities of $158.4 million was principally attributable to net income of $74.1 million for the period and net proceeds received from the sale of inventory, including $34.2 million received upon the sale of an undivided 50% ownership interest in a Fancy Vivid Pink Diamond (see Note 11 of Notes to Consolidated Financial Statements).

For the year ended December 31, 2015, net cash provided by operating activities of $156.1 million was principally a function of our net income for the period, partially offset by the funding of inventory acquisitions. Notably, net income in 2015 included the impact of several significant non-cash charges, including a $65.7 million charge recorded in the fourth quarter of 2015 associated with the repatriation of accumulated foreign earnings. See "Income Tax Expense" above within "Results of Operations for the Years Ended December 31, 2016 and 2015."
Net Cash Provided (Used) by Investing Activities—For the year ended December 31, 2017, the net cash provided by investing activities of $60.3 million is largely due to net collections of client loans ($54.8 million) and a $29.1 million net gain realized upon the settlement of derivative financial instruments designated as net investment hedges. These net cash inflows are partially offset by capital expenditures of $20.7 million primarily for various office renovations. See Note 10 of Notes to Consolidated Financial Statements for additional information related to derivative financial instruments.
For the year ended December 31, 2016, the net cash used by investing activities of $120.4 million was primarily attributable to the cash used to acquire AAP ($50.7 million, net of cash acquired), $21.4 million in capital expenditures related to various office renovations and digital technology initiatives, and the net funding of client loans ($15.4 million). Net cash outflows from investing activities also included a $26.1 million increase in restricted cash, due in part to $15 million in consignor funds held in escrow pending the final settlement of a sale. See Note 3 of Notes to Consolidated Financial Statements for information related to the acquisition of AAP.
For the year ended December 31, 2015, the net cash used by investing activities of $16.7 million was primarily attributable to our acquisition of a 25% ownership interest in RM Auctions for $30.7 million and capital expenditures of $11.3 million. These investing net cash outflows were partially offset by the collection of auction guarantee advances during the year and $4.5 million of distributions received from AMA, an equity method investee. See Note 5 of Notes to Consolidated Financial Statements for information related to our investments in RM Auctions and AMA.
Net Cash (Used) Provided by Financing Activities—For the year ended December 31, 2017, net cash used by financing activities of $384 million is due to net repayments of borrowings under the SFS Credit Facility ($368.5 million), common stock repurchases ($44.5 million), principal payments made on the York Property Mortgage ($39.7 million), and the funding of employee tax obligations related to share-based payments ($16.9 million). These net cash outflows are partially offset by the net cash inflows of $86 million (excluding amounts paid for interest) from the refinancing of our 2022 Senior Notes in the fourth quarter of 2017.
For the year ended December 31, 2016, net cash used by financing activities of $356.3 million was predominantly due to common stock repurchases of $359.9 million.
For the year ended December 31, 2015, net cash provided by financing activities of $24.7 million was largely due to $96.5 million in net borrowings under the SFS Credit Facility and net proceeds of approximately $98 million from the refinancing of our previous mortgage on the York Property in July 2015. These cash inflows were partially offset by common stock repurchases of $125 million, dividend and dividend equivalent payments of $29.8 million, and the funding of employee tax obligations related to share-based payments of $9 million.
(See Note 9 of Notes to Consolidated Financial Statements for additional information regarding the SFS Credit Facility, the York Property Mortgage, and the refinancing of our 2022 Senior Notes. See Note 14 of Notes to Consolidated Financial Statements for information on our common stock repurchase program. See "Liquidity and Capital Resources" for information regarding our use of borrowing from the SFS Credit Facility and the refinancing of our 2022 Senior Notes.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of December 31, 2017 (in thousands of dollars):

	Payments Due by Year
	Total	2018	2019 to 2020	2021 to 2022	Thereafter
Debt (a):
York Property Mortgage:
Principal payments	$275,101	$12,940	$25,091	$237,070	$—
Interest payments	46,251	11,357	20,902	13,992	—
Sub-total	321,352	24,297	45,993	251,062	—
2022 Senior Notes:
Principal payments	300,000	300,000	—	—	—
Interest payments	4,375	4,375	—	—	—
Call premium	7,875	7,875	—	—	—
Sub-total	312,250	312,250	—	—	—
2025 Senior Notes:
Principal payments	400,000	—	—	—	400,000
Interest payments	156,217	19,717	39,000	39,000	58,500
Sub-total	556,217	19,717	39,000	39,000	458,500
Revolving credit facility borrowings	196,500	—	196,500	—	—
Total debt and interest payments	1,386,319	356,264	281,493	290,062	458,500
Other commitments:
Operating lease obligations (b)	102,687	19,196	32,652	21,167	29,672
Compensation arrangements (c)	16,315	6,927	7,867	1,521	—
Acquisition earn-out consideration (d)	26,250	8,750	17,500	—	—
Auction guarantees (e)	28,000	28,000	—	—	—
Unfunded loan commitments (f)	51,772	51,772	—	—	—
Liability related to U.S. Tax Cuts and Jobs Act (g)	34,600	2,768	5,536	5,536	20,760
Uncertain tax positions (h)	—	—	—	—	—
Total other commitments	259,624	117,413	63,555	28,224	50,432
Total	$1,645,943	$473,677	$345,048	$318,286	$508,932

(a)
See Note 9 of Notes to Consolidated Financial Statements for information related to the York Property Mortgage, the 2022 Senior Notes, the 2025 Senior Notes, and our revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25%. We are party to an interest rate collar, which effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. In consideration of the interest rate collar and current LIBOR rates, the table above assumes that the annual interest rate will be at the interest rate collar's floor rate of 4.167% for the remainder of the mortgage term. See Note 10 of Notes to Consolidated Financial Statements for additional information related to the interest rate collar.

(b)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.

(c)
These amounts represent the remaining commitment for future salaries and other cash compensation related to compensation arrangements with certain senior employees, excluding any participation in our incentive compensation and share-based payment programs.

(d)
In conjunction with the acquisition of AAP on January 11, 2016, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. The cumulative financial performance target associated with this earn-out arrangement was achieved in the fourth quarter of 2016. The remaining $26.3 million owed under the earn-out arrangement will be paid in three annual increments of $8.75 million over the period between February 2018 and January 2020. See Note 3 of Notes to Consolidated Financial Statements for additional information related to the acquisition of AAP.

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of December 31, 2017, net of amounts advanced, if any. See Note 19 of Notes to Consolidated Financial Statements for additional information related to auction guarantees.

(f) Represents unfunded commitments to extend additional credit through SFS. See Note 4 of Notes to Consolidated Financial Statements for additional information related to the SFS loan portfolio.
(g) Represents the provisional income tax payable for the one-time mandatory transition tax on unremitted foreign earnings related to the U.S. Tax Cuts and Jobs Act. We intend to elect to settle this liability in installments over eight years, as allowed by the Act. See Note 16 of Notes to Consolidated Financial Statements.

(h)
Excludes the $14.4 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Consolidated Balance Sheets as of December 31, 2017. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 17 of Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements: (i) see Note 4 of Notes to Consolidated Financial Statements, which discusses unfunded SFS loan commitments; (ii) see Note 18 of Notes to Consolidated Financial Statements, which discusses guarantees of collection; (iii) see Note 19 of Notes to Consolidated Financial Statements, which discusses auction guarantees; and (iv) see Note 20 of Notes to Consolidated Financial Statements, which discusses operating lease obligations.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 10 of Notes to Consolidated Financial Statements.
CONTINGENCIES
For information related to contingencies: (i) see Note 4 of Notes to Consolidated Financial Statements, which discusses past due loans; (ii) see Note 17 of Notes to Consolidated Financial Statements, which discusses income tax contingencies; (iii) see Note 18 of Notes to Consolidated Financial Statements, which discusses legal and other tax contingencies; and (iv) see Note 19 of Notes to Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 17 of Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of December 31, 2017, we held cash and cash equivalents of $544.4 million, with $69.6 million held in the U.S. and $474.8 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). After taking into account funds held that are owed to consignors, we estimate that our available cash balances were approximately $235 million as of December 31, 2017.
In addition to our available cash balances, we also have access to revolving credit facilities to support the capital needs of the Agency segment and SFS. As of December 31, 2017, our revolving credit facilities had an aggregate available borrowing capacity of $409.4 million. (See Note 9 of Notes to Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facilities.)
These cash balances and revolving credit facilities are available to support our various capital requirements, including the liquidity required to support our recurring business needs, capital required for the pursuit of growth opportunities, and capital to mitigate the risk of a cyclical downturn in the global art market. Importantly, the assessment of our capital needs also takes into consideration the risks associated with our use of auction guarantees and their potential impact on our liquidity. We believe our cash balances and available revolving credit facility borrowings provide an appropriate level of capital to support growth opportunities and mitigate the risk of a cyclical downturn in the global art market.
Our year-end balance of available capital is bolstered by $82 million in net proceeds from the refinancing of our 5.25% $300 million Senior Notes due October 1, 2022 (the "2022 Senior Notes") with the issuance of our $400 million 4.875% Senior Notes due on December 15, 2025 (the "2025 Senior Notes"). The net proceeds from this refinancing are being used for general corporate purposes, including current reductions to revolving credit facility borrowings. (See Note 9 of Notes to Consolidated Financial Statements for information regarding the 2022 Senior Notes and the 2025 Senior Notes.)

Repatriation of Foreign Earnings—On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted into law. One provision of the Act requires U.S. taxes to be paid on certain of our foreign earnings that have not been repatriated as of December 31, 2017. As a result, in the fourth quarter of 2017, we recorded a provisional tax liability of $40.4 million related to the one-time mandatory transition tax on approximately $460 million of foreign earnings that we have not yet repatriated. In 2018, we expect to repatriate approximately $325 million of these foreign earnings to the U.S. The taxes related to these earnings will be paid over eight years beginning in 2018. See statement on Forward Looking Statements. See Note 16 of Notes to the Consolidated Financial Statements for additional information of the effects of the Act.
Assessment of Liquidity and Capital Requirements—The Agency segment generally relies on existing cash balances (including amounts collected on behalf of and owed to consignors), operating cash flows, and revolving credit facility borrowings, if needed, to meet its liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings by the Agency segment is dependent upon a number of factors including, but not limited to, the cyclical nature of the global art market, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the pursuit of business opportunities and growth initiatives, and the timing of the repatriation of foreign earnings.
The lending activities of SFS are funded with borrowings drawn from the SFS Credit Facility, a dedicated revolving credit facility, and cash balances, including amounts generated by the Agency segment. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolving credit facility borrowings. As a result, since September 2017, we have reduced SFS Credit Facility borrowings to $196.5 million as of December 31, 2017.
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
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 19 of Notes to Consolidated Financial Statements); (iii) the funding of potential client loans; (iv) the funding of the settlement of the 2022 Senior Notes on January 11, 2018, as discussed above; (v) the potential repayment of revolving credit facility borrowings and other debt; (vi) the funding of capital expenditures, including approximately $40 million to $50 million related to the planned York Property enhancement program (see Item 2, "Properties"); (vii) the funding of other possible business initiatives and/or investments; (viii) the funding of common stock repurchases (see Note 14 of Notes to Consolidated Financial Statements); and (ix) the funding of the other short-term and long-term commitments summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
We believe that operating cash flows, existing cash balances, and revolving credit facility borrowings will be adequate to support our anticipated short and long-term commitments, operating needs and capital requirements, as well as provide sufficient capital to support growth opportunities and mitigate the risk of cyclical downturns in the global art market through the August 22, 2020 expiration of our revolving credit facilities. See statement on Forward Looking Statements.
ACQUISITION OF ART AGENCY, PARTNERS
See Note 3 of Notes to Consolidated Financial Statements for information related to our acquisition of Art Agency, Partners.
RECENT ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 27 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards that have not yet been adopted.

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
See Part I, Item 1A, "Risk Factors."
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of December 31, 2017, our material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) various derivative financial instruments, including an interest rate swap, an interest rate collar, and outstanding forward exchange contracts, as discussed in more detail below; and (vii) unsecured senior notes. See Note 4 of Notes to Consolidated Financial Statements for information related to notes receivable. See Note 9 of Notes to Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and unsecured senior notes. See Note 10 of Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. In connection with the York Property Mortgage, we entered into a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. After taking into account the Mortgage Collar, the annual interest rate of the York Property Mortgage will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. As of December 31, 2017, the notional value of the Mortgage Collar was $275.1 million. See Note 9 of Notes to Consolidated Financial Statements for information regarding the York Property Mortgage. See Note 10 of Notes to Consolidated Financial Statements for information regarding the Mortgage Collar.

On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of December 31, 2017, the notional value of the SFS Swap was $63 million.
We believe that the interest rate risk associated with our other financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to our cash flow, earnings, and the fair value of our financial instruments.
We are exposed to credit-related risks in the event of nonperformance by the counterparties to the Mortgage Collar and the SFS Swap. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.
Foreign Currency Exchange Rate Risk—We utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. In addition, as discussed in more detail below, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries. All derivative financial instruments are entered into by our global treasury function, which is responsible for monitoring and managing our exposure to foreign currency exchange rate movements. As of December 31, 2017, the notional value of the outstanding forward exchange contracts used to hedge our foreign currency exchange rate risk, including the net investment hedge contracts discussed below, was $184.1 million.
As of December 31, 2017, our foreign subsidiaries held approximately $502 million in foreign currency denominated cash and restricted cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in our cash flow of approximately $50.2 million related to such foreign currency balances.
We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of December 31, 2017, the aggregate notional value of our outstanding net investment hedge contracts was $49.7 million.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders' equity, for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2018

We have served as the Company's auditor since at least 1984, in connection with its initial public offering.

SOTHEBY'S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31,	2017	2016	2015

Revenues:
Agency commissions and fees	$741,580	$671,833	$791,920
Inventory sales	178,982	62,863	108,699
Finance	50,937	52,716	50,489
Other	17,890	17,965	10,386
Total revenues	989,389	805,377	961,494
Expenses:
Agency direct costs	82,142	73,324	91,919
Cost of inventory sales	181,487	81,782	111,090
Cost of finance revenues	19,312	17,738	15,780
Marketing	25,377	19,695	19,332
Salaries and related	313,895	307,659	302,825
General and administrative	172,950	161,356	159,148
Depreciation and amortization	24,053	21,817	19,481
Voluntary separation incentive programs, net (see Note 22)	(162)	(610)	36,938
CEO separation and transition costs (see Note 23)	—	—	4,232
Restructuring charges, net (see Note 24)	—	—	(972)
Total expenses	819,054	682,761	759,773
Operating income	170,335	122,616	201,721
Interest income	1,184	1,294	1,776
Interest expense	(32,218)	(30,310)	(32,745)
Non-operating income (expense)	2,385	3,134	(1,453)
Income before taxes	141,686	96,734	169,299
Income tax expense	25,415	25,957	131,145
Equity in earnings of investees	2,508	3,262	5,327
Net income	118,779	74,039	43,481
Less: Net loss attributable to noncontrolling interest	(17)	(73)	(246)
Net income attributable to Sotheby's	$118,796	$74,112	$43,727
Basic earnings per share - Sotheby's common shareholders	$2.22	$1.28	$0.64
Diluted earnings per share - Sotheby's common shareholders	$2.20	$1.27	$0.63
Cash dividends declared per common share	$—	$—	$0.40
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

Year Ended December 31,	2017	2016	2015

Net income	$118,779	$74,039	$43,481
Other comprehensive income (loss):
Currency translation adjustments	13,889	(34,899)	(17,959)
Cash flow hedges	2,635	642	(4,306)
Net investment hedges	(3,059)	16,618	—
Defined benefit pension plan	14,427	(6,515)	32,827
Total other comprehensive income (loss)	27,892	(24,154)	10,562
Comprehensive income	146,671	49,885	54,043
Less: Comprehensive loss attributable to noncontrolling interests	(17)	(73)	(246)
Comprehensive income attributable to Sotheby's	$146,688	$49,958	$54,289
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S CONSOLIDATED BALANCE SHEETS (Thousands of dollars)

December 31,	2017	2016
Assets
Current assets:
Cash and cash equivalents	$544,432	$496,031
Restricted cash (see Note 9)	361,578	59,106
Accounts receivable, net	795,239	433,614
Notes receivable, net	87,746	37,977
Inventory	74,483	159,043
Income tax receivables	6,601	6,475
Prepaid expenses and other current assets (see Note 12)	32,010	76,607
Total current assets	1,902,089	1,268,853
Notes receivable, net	507,538	651,159
Fixed assets, net	352,035	347,182
Goodwill	50,547	50,029
Intangible assets, net	11,492	13,393
Income tax receivables	324	686
Deferred income taxes	35,674	7,700
Other long-term assets (see Note 12)	227,608	165,424
Total assets	$3,087,307	$2,504,426
Liabilities and Shareholders' Equity
Current liabilities:
Client payables	$996,197	$511,876
Accounts payable and accrued liabilities	90,298	85,995
Accrued salaries and related costs	94,310	68,387
Current portion of long-term debt, net (see Note 9)	308,932	6,629
Accrued income taxes	8,127	26,912
Other current liabilities (see Note 11)	18,762	43,176
Total current liabilities	1,516,626	742,975
Credit facility borrowings	196,500	565,000
Long-term debt, net (see Note 9)	653,003	598,941
Accrued income taxes	37,651	16,600
Deferred income taxes	15,163	10,228
Other long-term liabilities (see Note 12)	51,424	65,080
Total liabilities	2,470,367	1,998,824
Commitments and contingencies (see Note 18)
Shareholders’ equity:
Common Stock, $0.01 par value	709	703
Authorized shares—200,000,000
Issued shares—70,830,184 and 70,378,873
Outstanding shares—52,461,996 and 52,971,232
Additional paid-in capital	453,364	444,611
Treasury stock shares, at cost: 18,368,188 and 17,407,641	(554,551)	(509,885)
Retained earnings	779,699	660,347
Accumulated other comprehensive loss	(62,466)	(90,358)
Total shareholders’ equity	616,755	505,418
Noncontrolling interest	185	184
Total equity	616,940	505,602
Total liabilities and shareholders' equity	$3,087,307	$2,504,426
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars)

Year Ended December 31,	2017	2016	2015
Operating Activities:
Net income attributable to Sotheby's	$118,796	$74,112	$43,727
Adjustments to reconcile net income attributable to Sotheby's to net cash provided by operating activities:
Depreciation and amortization	24,053	21,817	19,481
Gain from recognition of cumulative translation adjustment upon liquidation of foreign subsidiary	—	—	(105)
Deferred income tax (benefit) expense	(27,985)	(24,156)	81,689
Share-based payments	23,479	15,216	33,700
Net pension (benefit) cost	(4,660)	(6,895)	1,577
Inventory writedowns and bad debt provisions	14,902	23,441	21,729
Amortization of debt discount and issuance costs	1,690	1,619	3,072
Equity in earnings of investees	(2,508)	(3,262)	(5,327)
Other	1,077	794	45
Changes in assets and liabilities:
Accounts receivable	(297,690)	437,398	(14,190)
Client payables	451,186	(136,097)	(268,234)
Related party client payables (see Note 26)	—	(285,418)	285,418
Inventory (see Note 11)	73,709	29,746	(18,828)
Restricted cash related to interest on 2022 Senior Notes (see Note 9)	(4,375)	—	—
Changes in other operating assets and liabilities (see Note 13)	(5,489)	10,055	(27,632)
Net cash provided by operating activities	366,185	158,370	156,122
Investing Activities:
Funding of notes receivable	(198,481)	(321,127)	(334,989)
Collections of notes receivable	253,268	305,770	355,103
Capital expenditures	(20,694)	(21,363)	(11,338)
Acquisitions, net of cash acquired (see Notes 3 and 7)	(75)	(54,343)	—
Funding of investments	(6,542)	(2,200)	(30,725)
Distributions from investees	4,825	1,925	4,515
Proceeds from the sale of equity method investment	2,125	325	275
Settlement of net investment hedges (see Note 10)	29,110	(3,308)	—
(Increase) decrease in restricted cash	(3,276)	(26,097)	457
Net cash provided (used) by investing activities	60,260	(120,418)	(16,702)
Financing Activities:
Debt issuance and other borrowing costs	(5,729)	(320)	(9,642)
Proceeds from credit facility borrowings	181,500	164,500	186,500
Repayments of credit facility borrowings	(550,000)	(141,000)	(90,000)
Proceeds from refinancing of York Property Mortgage	—	—	325,000
Repayments of York Property Mortgage	(39,667)	(7,302)	(223,440)
Restricted cash related to York Property Mortgage (see Note 9)	1,527	(4,635)	—
Proceeds from the issuance of 2025 Senior Notes (see Note 9)	400,000	—	—
Restricted cash related to 2022 Senior Notes, principal and premium (see Note 9)	(307,875)	—	—
Repurchases of common stock	(44,495)	(359,885)	(125,000)
Dividends paid	(2,375)	(1,743)	(29,784)
Funding of employee tax obligations upon the vesting of share-based payments	(16,857)	(5,890)	(8,978)
Net cash (used) provided by financing activities	(383,971)	(356,275)	24,656
Effect of exchange rate changes on cash and cash equivalents	5,927	(34,343)	(9,208)
Increase (decrease) in cash and cash equivalents	48,401	(352,666)	154,868
Cash and cash equivalents at beginning of period	496,031	848,697	693,829
Cash and cash equivalents at end of period	$544,432	$496,031	$848,697
Supplemental information on non-cash investing and financing activities:
See Note 4 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See Note 8 for information regarding derivative financial instruments designated as net investment hedges.
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(Thousands of dollars, except per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	$695	$408,874	$(25,000)	$569,894	$(76,766)	$877,697
Net income attributable to Sotheby's				43,727		43,727
Other comprehensive income					10,562	10,562
Common stock shares withheld to satisfy employee tax obligations		(8,978)				(8,978)
Restricted stock units vested, net	5	(5)				—
Amortization of share-based payment expense		33,700				33,700
Tax benefit from share-based payments		1,064				1,064
Shares and deferred stock units issued to directors		1,041				1,041
Repurchases of common stock			(125,000)			(125,000)
Cash dividends, $0.40 per common share				(27,107)		(27,107)
Cash dividend equivalents related to share-based payments				(279)		(279)
Balance at December 31, 2015	700	435,696	(150,000)	586,235	(66,204)	806,427
Net income attributable to Sotheby's				74,112		74,112
Other comprehensive loss					(24,154)	(24,154)
Common stock shares withheld to satisfy employee tax obligations		(5,890)				(5,890)
Restricted stock units vested, net	3	(3)				—
Amortization of share-based payment expense		15,216				15,216
Tax deficiency from share-based payments		(1,342)				(1,342)
Shares and deferred stock units issued to directors		934				934
Repurchases of common stock			(359,885)			(359,885)
Balance at December 31, 2016	703	444,611	(509,885)	660,347	(90,358)	505,418
Net income attributable to Sotheby's				118,796		118,796
Other comprehensive income					27,892	27,892
Stock options exercised	1	1,106				1,107
Common stock shares withheld to satisfy employee tax obligations		(16,857)				(16,857)
Restricted stock units vested, net	5	(5)				—
Amortization of share-based payment expense		23,479				23,479
Shares and deferred stock units issued to directors		999				999
Repurchases of common stock			(44,495)			(44,495)
Other adjustments related to share-based payments		31	(171)	556		416
Balance at December 31, 2017	$709	$453,364	$(554,551)	$779,699	$(62,466)	$616,755
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies
Basis of Presentation—The Consolidated Financial Statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the SEC. In the Consolidated Financial Statements, unless otherwise stated, the terms "art," "works of art," "artwork," and "property" may, as appropriate, refer to authenticated fine art, decorative art, jewelry, wine, or collectibles.
Principles of Consolidation—The Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture in which we have a controlling 80% ownership interest. The net loss attributable to the minority owner of Sotheby's Beijing is reported as "Net Loss Attributable to Noncontrolling Interest" in our Consolidated Income Statements and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of our Consolidated Balance Sheets. Intercompany transactions and balances among our subsidiaries are eliminated in consolidation.
Equity investments through which we may significantly influence, but not control, the investee, are accounted for using the equity method. Under the equity method, our share of investee earnings or losses is recorded in our Consolidated Income Statements within Equity in Earnings of Investees. Our interest in the net assets of these investees is recorded on our Consolidated Balance Sheets within Equity Method Investments. See Note 5 for information related to our equity method investments.
Foreign Currency Translation—Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the monthly average exchange rates prevailing during the period in which they are recognized. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (Loss) and reported on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss until the subsidiary is sold or liquidated, at which point the adjustments are recognized in Net Income.
Adjustments to Prior Period Presentation—In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for and presentation of share-based payment transactions, including the accounting for the related income tax consequences and certain classifications within the statement of cash flows. We adopted ASU 2016-09 on its effective date of January 1, 2017.
ASU 2016-09 requires that all excess tax benefits and deficiencies resulting from the vesting of share-based payments be recorded in the income statement, whereas previous guidance generally permitted such items to be recorded in the equity section of the balance sheet provided that an adequate level of previously recorded excess tax benefits existed. We adopted this aspect of ASU 2016-09 on a prospective basis. The adoption of ASU 2016-09 and the vesting of certain share-based payments in 2017 resulted in the recording of a $2.7 million income tax benefit in our Consolidated Income Statements for the year ended December 31, 2017, which decreased our effective income tax rate by approximately 1.8%. Under previous guidance, this income tax benefit would have been recorded as an increase to Additional Paid-In Capital on our Consolidated Balance Sheets.

ASU 2016-09 also changed how excess tax benefits resulting from the vesting of share-based payments are presented in the statement of cash flows. ASU 2016-09 requires that such excess tax benefits be classified within Operating Activities along with other income tax cash flows. Under previous guidance, excess tax benefits resulting from the vesting of share-based payments were presented as a cash inflow within Financing Activities and a corresponding cash outflow within Operating Activities. We adopted this aspect of ASU 2016-09 on a retrospective basis. The adoption of ASU 2016-09 and the vesting of certain share-based payments in 2017 resulted in the classification of $2.7 million of excess tax benefits within Operating Activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2017. The retrospective adoption of ASU 2016-09 did not have an effect on our Consolidated Statement of Cash Flows for the year ended December 31, 2016 because no excess tax benefits were recorded in that period. The following table summarizes the effect of retrospectively adopting ASU 2016-09 on our Statement of Cash Flows for the year ended December 31, 2015 (in thousands of dollars):

	Year Ended December 31, 2015
	As Previously Reported	ASU 2016-09 Adjustments	As Adjusted
Operating Activities:
Adjustments to reconcile net income attributable to Sotheby's to net cash provided by operating activities:
Excess tax benefits from share-based payments	$(1,064)	$1,064	$—
Net cash provided by operating activities	$155,058	$1,064	$156,122
Financing Activities:
Excess tax benefits from share-based payments	$1,064	$(1,064)	$—
Net cash provided by financing activities	$25,720	$(1,064)	$24,656
The adoption of the other aspects of ASU 2016-09 did not have a material impact on our Consolidated Financial Statements as of and for years ended December 31, 2017 and 2016.
Restricted Cash—Restricted cash may include legally restricted deposits or amounts, cash balances restricted as a result of contracts entered into with third parties or Company statements of intention with regard to particular cash deposits. As of December 31, 2017 and 2016, our Restricted Cash balances include the following (in thousands of dollars):

December 31,	2017	2016
Funds deposited with the trustee for the redemption of the 2022 Senior Notes (see Note 9)	$312,250	$—
Consignor funds held in legally segregated accounts	46,029	53,811
Cash Management Account related to the York Property Mortgage (see Note 9)	3,107	4,635
Other	192	660
Total Restricted Cash	$361,578	$59,106
Valuation of Inventory and Loan Collateral—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. In estimating the realizable value of art held in inventory and art pledged as collateral for client loans, we consider the following complex array of factors: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account current art market conditions, as well as changing trends as to which collecting categories and artists are most sought after; (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist; (iv) the state of the global economy and financial markets; and (v) our intent and ability to hold the property in order to maximize its realizable value. Due to the inherent subjectivity involved in estimating the realizable value of art held in inventory and art pledged as collateral for client loans, our estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale. See below for further discussion of our accounting policies related to Notes Receivable and Inventory.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts Receivable principally includes amounts due from buyers as a result of auction and private sale transactions. The recorded amount reflects the purchase price of the property, including any commissions, as well as any applicable taxes and royalties. The Allowance for Doubtful Accounts principally includes estimated losses associated with situations when we have paid the net sale proceeds to the seller and it is probable that payment will not be collected from the buyer. The Allowance for Doubtful Accounts also includes an estimate of probable losses inherent in the remainder of the Accounts Receivable balance. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional facts become known. Based on all available information, we believe that the Allowance for Doubtful Accounts is adequate as of December 31, 2017; however, actual losses may ultimately exceed the recorded allowance. As of December 31, 2017 and 2016, the Allowance for Doubtful Accounts was $8.7 million and $7.7 million, respectively. See Note 4 for information related to Accounts Receivable.
Notes Receivable and Allowance for Credit Losses—Notes Receivable includes loans made to clients that are secured by artworks. The classification of a loan as current or non-current on our Consolidated Balance Sheets takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date. The determination of whether a specific loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional facts become known. A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. An allowance is also established for probable losses inherent in the remainder of the loan portfolio based on historical data related to loan losses. See Note 4 for information related to Notes Receivable.
Inventory—Inventory consists of artworks that we own and includes the following general categories: (i) items that have been obtained as a result of the failure of guaranteed property to sell at auction , (ii) items that have been purchased opportunistically, including property acquired for sale at auction, and (iii) other objects obtained incidental to the auction process (e.g., as a result of buyer default). See Note 19 for information related to auction guarantees.
Inventory is valued on a specific identification basis at the lower of cost or our estimate of realizable value (i.e., the expected sale price upon disposition). If there is evidence that the estimated realizable value of a specific item held in Inventory is less than its carrying value, a writedown is recorded to reflect our revised estimate of realizable value. For the years ended December 31, 2017, 2016, and 2015, inventory writedowns totaled $13.6 million, $22.3 million, and $20.1 million, respectively, and were recorded within Cost of Inventory Sales in our Consolidated Income Statements.
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

Goodwill —Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of potential impairment exist. These indicators could include a decline in our stock price and market capitalization, a significant change in the outlook for the reporting unit's business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. An impairment loss is recognized for any amount by which the carrying value of a reporting unit's goodwill exceeds its fair value. The fair value of the reporting units in our Agency segment is determined in reference to a blend of the income and market approaches, and the fair value of our art advisory reporting unit is determined using a discounted cash flow methodology. See Note 7 for information related to Goodwill.
The significant assumptions used in the income approach and discounted cash flow approach include (i) forecasted growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of our historical performance and projections of our future performance, and (iii) discount rates that are used to calculate the value of future projected cash flows, which rates are derived based on our estimated weighted average cost of capital. The significant assumptions used in the market approach include selected multiples applied to certain operating metrics. Considerable judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability in order to estimate future cash flows and multiples. This is particularly true in a cyclical business, like that of Sotheby's. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment exists and the size of any such impairment.
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
Deferred Tax Assets & Liabilities—We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized, based on enacted tax rates, for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in our consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If we determine that sufficient negative evidence exists (for example, if we experience cumulative three-year losses in a certain jurisdiction), then we will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, our projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove to be more difficult to support the realization of our deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on our effective income tax rate and results. Conversely, if, after recording a valuation allowance, we determine that sufficient positive evidence exists in the jurisdiction in which the valuation allowance was recorded (for example, if we are no longer in a three-year cumulative loss position in the jurisdiction, and we expect to have future taxable income in that jurisdiction based upon our forecasts and the expected timing of deferred tax asset reversals), we may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on our effective income tax rate and results in the period such determination was made. See Note 16 for information related to income taxes, including the recorded balances of our valuation allowance related to deferred tax assets.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted into law. Among other things, the Act reduces the U.S. corporate income tax rate from 35% to 21%, and makes changes to certain other business-related exclusions, deductions and credits. The SEC soon thereafter issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record the income tax effects of the Act as a provisional amount based upon reasonable estimates. As of December 31, 2017, we have not completed our accounting for the income tax effects of the Act. However, in accordance with SAB 118, we recorded a provisional net income tax expense of approximately $1.2 million in the fourth quarter of 2017 based on reasonable estimates for those tax effects. This provisional net income tax expense is subject to adjustments as we complete our analysis of the Act, collect and prepare the necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, the FASB, and other standard-setting and regulatory bodies. Adjustments may impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the income tax effects of the Act will be completed during the measurement period, which should not extend beyond one year from the enactment date. The impact of the provisional accounting effects of the Act are described in greater detail in Note 16.
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
Financial Instruments—Our material financial instruments include (i) Cash and Cash Equivalents; (ii) Restricted Cash; (iii) Notes Receivable; (iv) credit facility borrowings; (v) the mortgage on our headquarters building in New York; (vi) various derivative financial instruments; and (vii) unsecured senior notes. The carrying amounts of Cash and Cash Equivalents, Restricted Cash, Notes Receivable, the mortgage on our headquarters building in New York, and credit facility borrowings do not materially differ from their estimated fair values due to their nature and the variable interest rates associated with each of these financial instruments. See Note 9 for fair value information related to our unsecured senior notes and Note 10 for fair value information related to derivative financial instruments.
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
Under the standard terms and conditions of our auction sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale is cancelled, and the property is returned to the consignor. We continually evaluate the collectability of amounts due from individual buyers and only recognize auction commission revenue when the collection of the amount due from the buyer is reasonably assured. If we determine that it is probable that the buyer will default, a cancelled sale is recorded in the period in which that determination is made and the associated Accounts Receivable balance, including our auction commission, is reversed. Our judgments regarding the collectability of Accounts Receivable are based on an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Our judgments with respect to the collectability of amounts due from buyers for auction purchases may prove, with the benefit of hindsight, to be incorrect. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.
Auction commission revenues are recorded net of commissions owed to third parties, which are principally the result of situations when the buyer's premium is shared with the consignor or with the counterparty in an auction guarantee risk and reward sharing arrangement (see Note 19). Additionally, in certain situations, auction commissions are shared with third parties who introduce us to auction consignors or otherwise facilitate the sale of property at auction. See Note 27, which discusses a change in the presentation of these amounts that will become effective on January 1, 2018 as a the result of the adoption of a new accounting standard related to revenue recognition.
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
Private sale commission revenues are recorded net of commissions owed to third parties. In certain situations, commissions are shared with third parties who introduce us to consignors who sell property through a private sale transaction. See Note 27, which discusses a change in the presentation of these amounts that will become effective on January 1, 2018 as a the result of the adoption of a new accounting standard related to revenue recognition.

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
Revenue Recognition (Advisory Revenues)—Advisory revenues consist of fees earned from providing art-related advice to certain clients. These arrangements may be evidenced by a legally binding written agreement between us and the client, which outlines the nature of the services to be provided and the amount of fees to be earned. Our advisory services are also sometimes provided on the basis of a verbal agreement with the client. For arrangements with written agreements, advisory revenues are recognized ratably on a straight-line basis over the term of the agreement, provided collectability is reasonably assured. Advisory service arrangements are typically one year in duration. In the absence of a written advisory agreement, revenue recognition is deferred until we have performed our substantive service obligations and the client has made payment for those services thereby evidencing the terms of the arrangement. Advisory revenues are reflected within Other Revenues in our Consolidated Income Statements.
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
Salaries and Related Costs—Salaries and related costs are not allocated to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

Share-Based Payments—We grant share-based payment awards as compensation to certain employees. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of units or shares ultimately expected to vest as a result of employee service. For share-based payment awards that vest annually over a multi-year period of service, compensation expense is amortized over the requisite service period according to a graded vesting schedule. For share-based payment awards that have a single vesting opportunity at the end of a service period, compensation expense is amortized on a straight-line basis over the requisite service period.
A substantial portion of the share-based payment awards vest only if we achieve established profitability targets (for awards granted prior to 2016) or certain return on invested capital (or "ROIC") targets (for awards granted beginning in 2016). The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future profitability or ROIC targets. If, as a result of our assessment, we project that a greater number of performance share units will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of our assessment, we project that a lower number of performance share units will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made. Accordingly, if our projections of future performance against these targets prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease.
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
Note 2—Segment Reporting
Sotheby's offers collectors the opportunity to connect with and transact in the world's most extraordinary art and luxury goods. Auctioneers since 1744, today we present auctions in ten different salesrooms, including New York, London, Hong Kong and Paris, and Sotheby’s BidNow program allows clients to view all auctions live online and place bids on their mobile devices from anywhere in the world. We also offer collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby's Financial Services (or "SFS"). Thomas S. Smith, Jr, Sotheby's CEO, is our chief operating decision maker. Mr. Smith regularly evaluates financial information about each of our segments in deciding how to allocate resources and assess performance. The performance of each segment is measured based on segment income before taxes, which excludes the unallocated items highlighted in the reconciliation below.
Through our Agency segment, we accept property on consignment, stimulate buyer interest through professional marketing techniques, and match sellers (also known as consignors) to buyers through the auction or private sale process. Prior to offering a work of art for sale, we perform due diligence activities to authenticate and determine the ownership history of the property being sold. To a much lesser extent, the Agency segment also includes the sale of artworks that are owned by Sotheby's, principally as a consequence of the auction process, as well as our investment in RM Sotheby's, an auction house for investment-quality automobiles. The Agency segment is an aggregation of the auction, private sale, and other related activities conducted by our operating segments in the Americas, Europe, and Asia, which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided.
SFS is an art financing company that operates as a niche lender with the ability to tailor attractive financing packages for clients who wish to obtain immediate access to liquidity from their art assets. SFS leverages the art expertise of the Agency segment, skill in international law and finance, and access to capital to provide art collectors and dealers with financing secured by their works of art, allowing them to unlock the value in their collections.

Art Agency, Partners (“AAP”), which was acquired on January 11, 2016 (see Note 3) and through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business, brand licensing activities, and the results from certain equity method investments (see Note 5).
The following table presents our segment information for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

Year ended December 31, 2017	Agency		SFS	All Other		Reconciling items		Total
Revenues	$907,557		$60,105	$30,895		$(9,168)	(a)	$989,389
Interest income	$1,184		$—	$—		$—		$1,184
Interest expense	$32,218		$—	$—		$—		$32,218
Depreciation and amortization	$23,015		$244	$794		$—		$24,053
Segment income before taxes	$101,203		$32,295	$10,696		$(2,508)	(b)	$141,686
Year ended December 31, 2016
Revenues	$726,662		$61,234	$25,999		$(8,518)	(a)	$805,377
Interest income	$1,294		$—	$—		$—		$1,294
Interest expense	$30,310		$—	$—		$—		$30,310
Depreciation and amortization	$21,081		$119	$617		$—		$21,817
Segment income (loss) before taxes	$64,571	(c)	$35,907	$(482)	(c)	$(3,262)	(b)	$96,734
Year ended December 31, 2015
Revenues	$892,030		$65,248	$18,975		$(14,759)	(a)	$961,494
Interest income	$1,773		$3	$—		$—		$1,776
Interest expense	$32,745		$—	$—		$—		$32,745
Depreciation and amortization	$19,233		$124	$124		$—		$19,481
Segment income before taxes	$139,942		$41,303	$10,864		$(22,810)	(b)	$169,299
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

(c)
Agency segment income before taxes for the year ended December 31, 2016 includes $23.9 million of compensation expense related to an earn-out arrangement with the former principals of AAP. All Other income (loss) before taxes for the year ended December 31, 2016 includes $11.1 million of compensation expense related to this earn-out arrangement. See Note 3.

The table below presents a reconciliation of segment income (loss) before taxes to consolidated income before taxes for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

	2017	2016	2015
Agency	$101,203	$64,571	$139,942
SFS	32,295	35,907	41,303
All Other	10,696	(482)	10,864
Segment income before taxes	144,194	99,996	192,109
Unallocated amounts and reconciling items:
Leadership transition severance costs (a)	—	—	(13,251)
CEO separation and transition costs (see Note 23)	—	—	(4,232)
Equity in earnings of investees (b):	(2,508)	(3,262)	(5,327)
Income before taxes	$141,686	$96,734	$169,299
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
The table below presents geographic information about our revenues for the years ended December 31, 2017, 2016, and 2015 for all countries which exceeded 5% of total revenues (in thousands of dollars):

	2017	2016	2015
United States	$383,918	$367,200	$463,129
United Kingdom	229,586	193,721	257,336
Hong Kong and China	223,258	145,885	146,262
Switzerland	95,653	50,003	50,134
France	52,872	42,980	41,803
Other countries	13,270	14,106	17,589
Reconciling item:
Intercompany revenue	(9,168)	(8,518)	(14,759)
Total	$989,389	$805,377	$961,494
The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2017, 2016, and 2015 (in thousands of dollars):

December 31,	2017	2016	2015
Agency	$2,395,429	$1,759,670	$2,499,441
SFS	608,713	687,649	721,781
All Other	40,566	42,246	25,178
Total segment assets	3,044,708	2,489,565	3,246,400
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	42,599	14,861	16,913
Consolidated assets	$3,087,307	$2,504,426	$3,263,313
Substantially all of our capital expenditures for the years ended December 31, 2017, 2016, and 2015 were attributable to the Agency segment.

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
As indicated above, in connection with the acquisition of AAP, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. Progress against the cumulative financial target (the "Target") was to be measured at the end of each calendar year during the four-year performance period following the acquisition, after adjusting the Target to reflect the annual growth or contraction of the auction market for Impressionist, Modern and Contemporary Art, when compared to the year ended December 31, 2015. Amounts owed pursuant to the earn-out arrangement are considered to be compensation expense for accounting purposes and are classified within Salaries and Related Costs in our Consolidated Income Statements.
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

Note 4—Receivables
Accounts Receivable, Net—Through our Agency segment, we accept property on consignment and match sellers, also known as consignors, to buyers through the auction or private sale process. Following an auction or private sale, we invoice the buyer for the purchase price of the property (including any commissions, as well as any applicable taxes and royalties), collect payment from the buyer, and remit to the consignor the net sale proceeds after deducting our commissions, expenses and applicable taxes and royalties. The amount invoiced to the buyer is recorded on our Consolidated Balance Sheets within Accounts Receivable, Net.
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
In the limited circumstances when the buyer's payment due date is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms (i.e., we pay the consignor before receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Consolidated Balance Sheets. As of December 31, 2017 and 2016, Notes Receivable (net) within the Agency segment included $2.7 million and $7.5 million, respectively, of such balances that have been reclassified from Accounts Receivable (net). See our discussion of Agency segment notes receivable below.
Under the standard terms and conditions of our auction and private sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale is cancelled, and the property is returned to the consignor. Alternatively, the consignor may reoffer the property at one of our future auctions or negotiate a private sale with us acting as their agent. In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of December 31, 2017 and 2016, Accounts Receivable (net) included $92.1 million and $90.1 million, respectively, related to situations when we paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of December 31, 2017 and 2016, Accounts Receivable (net) also included $53.8 million and $76.3 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
Notes Receivable (Sotheby's Financial Services)—SFS makes term loans secured by artworks that are not presently intended for sale, allowing us to establish or enhance mutually beneficial relationships with art collectors. Term loans may also generate future auction or private sale consignments through the sale of the collateral at the conclusion of the loan and/or through future purchases of new property by the borrower. In certain situations, term loans are made to refinance receivables generated by the auction and private sale purchases of our clients. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest. To a much lesser extent, SFS also makes consignor advances secured by artworks that are contractually committed, in the near term, to be offered for sale through our Agency segment. Consignor advances allow sellers to receive funds upon consignment for an auction or private sale that will occur up to one year in the future and normally have short-term maturities.
The lending activities of SFS are funded by borrowings drawn from the SFS Credit Facility, a dedicated revolving credit facility, and with cash balances, including amounts generated by the Agency segment. See Note 9 for information related to the dedicated revolving credit facility for SFS.

As of December 31, 2017 and 2016, the net Notes Receivable balance of SFS was $590.6 million and $675.1 million, respectively. As of December 31, 2017 and 2016, these loan portfolio balances include $54.4 million and $88.7 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the years ended December 31, 2017 and 2016, SFS issued $6.5 million and $13.3 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Consolidated Statements of Cash Flows. For the years ended December 31, 2017 and 2016, such repayments totaled $40.8 million and $33.4 million, respectively.
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
We aim to mitigate the risk associated with a potential devaluation in our collateral by targeting a 50% loan-to-value ("LTV") ratio (i.e., the principal loan amount divided by the low auction estimate of the collateral). However, loans may also be made with LTV ratios between 51% and 60%, and in rare circumstances, loans may be made at an initial LTV ratio higher than 60%. The revolving credit facility for SFS permits borrowings up to 85% of the portion of any loan that does not exceed a 60% LTV ratio.
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
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of December 31, 2017 and 2016 (in thousands of dollars):

December 31,	2017	2016
Secured loans	$590,609	$675,109
Low auction estimate of collateral	$1,369,235	$1,405,856
Aggregate LTV ratio	43%	48%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV above 50% as of December 31, 2017 and 2016 (in thousands of dollars):

December 31,	2017	2016
Secured loans with an LTV ratio above 50%	$168,116	$270,111
Low auction estimate of collateral related to secured loans with an LTV above 50%	$269,063	$486,973
Aggregate LTV ratio of secured loans with an LTV above 50%	62%	55%

The table below provides other credit quality information regarding secured loans made by SFS as of December 31, 2017 and 2016 (in thousands of dollars):

December 31,	2017	2016
Total secured loans	$590,609	$675,109
Loans past due	$62,570	$90,508
Loans more than 90 days past due	$56,087	$158
Non-accrual loans	$—	$158
Impaired loans	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—
Allowance for credit losses based on historical data	1,253	1,270
Total allowance for credit losses - secured loans	$1,253	$1,270
We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligation. As of December 31, 2017, $62.6 million of the net Notes Receivable balance was past due, of which $56.1 million was more than 90 days past due. We are continuing to accrue interest on $14.8 million of past due loans and, as of December 31, 2017, the collateral securing such loans has a low auction estimate of approximately $96.8 million, resulting in an LTV ratio of 15%. In consideration of the LTV ratio for these loans, current collateral disposal plans, and anticipated loan renewals, we believe that the principal and interest amounts owed on these loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to our determination that it is probable that future interest on the loan will not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower, if proceeds collected from the sale of loan collateral exceed pre-sale estimates, or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of January 1, 2018, one of the past due loans included in the table above was placed on non-accrual status. As of December 31, 2017, our recorded investment in this loan was approximately $49.5 million, consisting of the $47.7 million principal balance and $1.8 million in accrued interest. Through February 26, 2018, collateral sale proceeds of $10.2 million were collected in respect of this loan and $23.8 million of additional proceeds from completed collateral sales are expected to be collected from auction and private sale buyers in the first half of 2018. Following the collection of these collateral sale proceeds, our recorded investment in the loan will be $15.5 million, and the loan will have an LTV ratio of approximately 100% (excluding any auction and private sale commissions to be earned by the Agency segment on future collateral sales). The remaining collateral related to this loan is expected to be offered for auction and private sales throughout 2018.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of December 31, 2017 and 2016, there were no impaired SFS loans outstanding.
As of December 31, 2017, unfunded commitments to extend additional credit through SFS were approximately $51.8 million.

Notes Receivable (Agency Segment)—We are obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on our Consolidated Balance Sheets within Notes Receivable (net). As of December 31, 2017, there were no auction guarantee advances outstanding. As of December 31, 2016, there were $1 million in auction guarantee advances outstanding. See Note 19 for information related to auction guarantees.
As discussed above, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Consolidated Balance Sheets. As of December 31, 2017 and 2016, Notes Receivable (net) within the Agency segment included $2.7 million and $7.5 million of such amounts reclassified from Accounts Receivable (net), against which we hold $3.1 million of collateral in both years. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Consolidated Statements of Cash Flows. For the year ended December 31, 2017 and 2016, such repayments totaled $5 million and $16.3 million, respectively.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of December 31, 2016, such loans totaled $3.8 million. In the fourth quarter of 2017, we determined one of these loans to be impaired as a result of the bankruptcy of the art dealer and recorded a credit loss of $1.5 million in the period. We have commenced legal proceedings against one of the individuals who personally guaranteed this loan. As of December 31, 2017, we had one loan outstanding of this type with a balance of $2.1 million. We are are no longer accruing interest on this loan, but we believe that the recorded balance of the loan is collectible.
Notes Receivable (Other)—In the second quarter of 2013, we sold our interest in an equity method investee for $4.3 million. The sale price was funded by an upfront cash payment of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan had a variable market rate of interest, required monthly payments during the loan term, and was initially scheduled to mature in December 2018. As of December 31, 2016, the carrying value of this loan was $2.1 million. The remaining balance of the loan was repaid in the second quarter of 2017.
Allowance for Credit Losses—For the years ended December 31, 2017 and 2016, activity related to the Allowance for Credit Losses by segment was as follows (in thousands of dollars):

	SFS	Agency	Total
Balance as of January 1, 2016	$1,458	$—	$1,458
Change in loan loss provision based on historical data	(188)	—	(188)
Balance as of December 31, 2016	1,270	—	1,270
Change in loan loss provision based on historical data	(17)	—	(17)
Change in loan loss provision for impaired loans	—	1,525	1,525
Balance as of December 31, 2017	$1,253	$1,525	$2,778
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
The original term of the AMA partnership agreement was due to expire in 2000 and it was renewed on an annual basis through 2016. On April 27, 2017, the AMA partnership agreement was amended to extend the term of the partnership to May 1, 2022. Upon dissolution of AMA, if we and ACA elect not to liquidate the property and assets of AMA, any assets remaining after the payment of expenses and any other liabilities of AMA will be distributed to us and AMA as tenants-in-common or in some other reasonable manner.

The net assets of AMA consist almost entirely of the Matisse Inventory. As of December 31, 2017 and 2016, the carrying value of the Matisse Inventory was $33.9 million and $39 million, respectively. As of December 31, 2017 and 2016, the carrying value of our investment in AMA was $4.8 million and $7.9 million, respectively. For the years ended December 31, 2017, 2016, and 2015, our results include $1.7 million, $1.3 million, and $2.8 million, respectively, of equity earnings related to AMA. From time-to-time, we transact with the principal shareholder of ACA in the normal course of our business.
RM Sotheby's—On February 18, 2015, we acquired a 25% ownership interest in RM Auctions, an auction house for investment-quality automobiles, for $30.7 million. Following our investment, RM Auctions is now known as RM Sotheby's. In addition to the initial 25% ownership interest, we have governance participation through a comprehensive partnership agreement. The terms of our investment provide us with the opportunity to increase our ownership stake over time. As of December 31, 2017 and 2016, the carrying value of our investment in RM Sotheby's was $36.4 million and $35.3 million, respectively. For the years ended December 31, 2017, 2016, and 2015, our results include $1.2 million, $2 million, and $2.5 million, respectively, of equity earnings related to RM Sotheby's.
Other—In the second quarter of 2017, we formed a partnership through which artworks are being purchased and sold. As of December 31, 2017, our investment in this partnership was $5.7 million, representing our 50% ownership interest.
Note 6—Fixed Assets
As of December 31, 2017 and 2016, Fixed Assets consisted of the following (in thousands of dollars):

December 31,	2017	2016
Land	$92,591	$92,155
Buildings and building improvements	235,222	230,803
Leasehold improvements	84,504	72,969
Computer hardware and software	77,179	74,744
Furniture, fixtures and equipment	81,031	76,829
Construction in progress	9,492	3,621
Other	1,767	5,257
Sub-total	581,786	556,378
Less: Accumulated depreciation and amortization	(229,751)	(209,196)
Total Fixed Assets, net	$352,035	$347,182
We recently completed a review of our New York real estate holdings and concluded that we will continue to occupy our headquarters at 1334 York Avenue in New York for the foreseeable future. In September 2017, we decided to undertake an enhancement program, beginning in June 2018, to create new state-of-the art galleries, as well as new public and client exhibition spaces. As a result of this enhancement program, certain building improvements and other fixed assets will be removed from service before the end of their originally estimated useful lives, resulting in accelerated depreciation expense of $1.9 million recognized in the fourth quarter of 2017.
For the years ended December 31, 2017, 2016, and 2015, Depreciation and Amortization related to Fixed Assets was $22.1 million, $19.9 million, and $19.5 million, respectively.

Note 7—Goodwill and Intangible Assets
Goodwill—As of January 1, 2016, all goodwill was attributable to the Agency segment. As discussed in Note 3, on January 11, 2016, we acquired AAP, a firm that provides a range of art-related services. Upon completion of the related purchase price allocation, $28.3 million of the resulting goodwill was allocated to the Agency segment and $6.2 million was allocated to the acquired art advisory business, which is reported within All Other for segment reporting purposes.
On November 30, 2016, we acquired Orion Analytical, a materials analysis and consulting firm that utilizes state-of-the-art technical and scientific methods in the examination of art, cultural property, wine and other objects. With this acquisition, we have established a scientific research department that complements our existing world-class expertise and provenance research capabilities.
For the years ended December 31, 2017 and 2016, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Year ended December 31, 2017			Year ended December 31, 2016
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of January 1,	$43,878	$6,151	$50,029	$13,621	$—	$13,621
Goodwill acquired:
AAP (see Note 3)	—	—	—	28,339	6,151	34,490
Orion Analytical	—	—	—	2,445	—	2,445
Foreign currency exchange rate changes	518	—	518	(527)	—	(527)
Ending balance as of December 31,	$44,396	$6,151	$50,547	$43,878	$6,151	$50,029
Intangible Assets—As of December 31, 2017 and 2016, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	December 31, 2017	December 31, 2016
Indefinite lived intangible assets:
License (a)	N/A	$324	$324
Intangible assets subject to amortization:
Customer relationships - AAP (see Note 3)	8 years	10,800	10,800
Non-compete agreements - AAP (see Note 3)	6 years	3,060	3,060
Artworks database (b)	10 years	1,200	1,125
Total intangible assets subject to amortization		15,060	14,985
Accumulated amortization		(3,892)	(1,916)
Total amortizable intangible assets (net)		11,168	13,069
Total intangible assets (net)		$11,492	$13,393
(a) Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.
(b) Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and a subsequent cash payment made in the third quarter of 2017.

For the years ended December 31, 2017 and 2016, amortization expense related to intangible assets was approximately $2 million and $1.9 million, respectively. No such amortization expense was recognized in 2015.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the December 31, 2017 balance sheet date are as follows (in thousands of dollars):

Period	Amount
2018	$1,980
2019	$1,980
2020	$1,980
2021	$1,980
2022	$1,470
Note 8—Pension Arrangements
Retirement Savings Plan—We sponsor a qualified defined contribution plan for our employees in the U.S. (the "Retirement Savings Plan"). Participants in the Retirement Savings Plan that are below Senior Vice President-level may elect to contribute between 2% and 50% of their eligible compensation, on a pre-tax or after-tax Roth basis. Participants in the Retirement Savings Plan that are Senior Vice President-level and above may elect to contribute between 2% and 25% of their eligible compensation, on a pre-tax or after-tax Roth basis. We may match participant savings with a contribution of up to 3% of eligible employee compensation. We may also contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant's eligible compensation depending on our profitability. For the year ended December 31, 2017, we accrued discretionary contributions of $2.1 million, which is equal to 3% of eligible compensation paid during the current year. For the years ended December 31, 2016 and 2015, we accrued discretionary contributions of $1.2 million and $1.3 million, respectively, related to the Retirement Savings Plan, which is equal to 2% of eligible compensation paid during those years. For the years ended December 31, 2017, 2016, and 2015, total pension expense related to matching and discretionary contributions to the Retirement Savings Plan, net of forfeitures, was $3.7 million, $2.5 million, and $2.4 million, respectively. Both participant and Company contributions to the Retirement Savings Plan are subject to limitations under IRS regulations.
Deferred Compensation Plan—We sponsor a non-qualified Deferred Compensation Plan (the "DCP"), which is available to certain U.S. officers for whom contributions to the Retirement Savings Plan are limited by IRS regulations. The DCP provides participants with a menu of investment crediting options that track a portfolio of various deemed investment funds. We credit participant accounts on the same basis as matching and discretionary contributions to the Retirement Savings Plan, as discussed above. For the year ended December 31, 2017, we accrued discretionary contributions of $0.5 million related to the DCP, which is equal to 3% of eligible compensation paid during the current year. For the years ended December 31, 2016 and 2015, we recorded discretionary accruals of $0.3 million related to the DCP, which is equal to 2% of eligible compensation paid during those years. For the years ended December 31, 2017, 2016, and 2015, total pension expense related to our matching and discretionary contributions to the DCP was $0.9 million, $0.6 million, and $0.8 million, respectively.
Employee deferrals and our accrued contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of Sotheby's and certain other situations. DCP liabilities are financed through the trust almost entirely by using company-owned variable life insurance ("COLI"), and, to a much lesser extent, investments in money market mutual funds. As of December 31, 2017 and 2016, the DCP liability was $25.6 million and $25.9 million, respectively, and the assets held in the rabbi trust consisted of the following (in thousands of dollars):

December 31,	2017	2016
Company-owned variable life insurance	$25,567	$25,114
Money market mutual fund investments	673	1,599
Total	$26,240	$26,713
The COLI and money market mutual fund investments are aggregated and recorded on our Consolidated Balance Sheets within Trust Assets Related to Deferred Compensation Liability. The COLI is reflected at its cash surrender value. The money market mutual fund investments are classified as trading securities and reflected at their fair value.

Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized in our Consolidated Income Statements within Salaries and Related Costs in the period in which they occur. Gains in deemed participant investments increase the DCP liability, as well as Salaries and Related Costs. Losses in deemed participant investments decrease the DCP liability, as well as Salaries and Related Costs. For the years ended December 31, 2017, 2016, and 2015, net gains (losses) in deemed participant investments totaled $3.1 million, $1.6 million, and ($0.5) million, respectively.
Gains and losses resulting from changes in the cash surrender value of the COLI and the fair value of the money market mutual fund investments, as well as COLI-related expenses, are recognized in our Consolidated Income Statements below Operating Income within Non-Operating Income (Expense) in the period in which they occur. For the years ended December 31, 2017, 2016, and 2015, net gains (losses) related to the COLI and the money market mutual fund investments were $2.6 million, $0.4 million, and ($2.7) million, respectively. In 2015, Non-Operating Expense also includes a $1.6 million death benefit recognized in the fourth quarter of 2015 under the COLI policy.
U.K. Defined Contribution Plan—Beginning on April 1, 2004, a defined contribution plan was made available to employees in the U.K. (the "U.K. Defined Contribution Plan"). We may also contribute an annual discretionary amount to the U.K. Defined Contribution Plan, which varies as a percentage of each participant's eligible compensation depending on our profitability. For the year ended December 31, 2017, we accrued discretionary contributions of $1.1 million related to the U.K. Defined Contribution Plan, which is equal to 3% of eligible compensation paid during the current year. For the years ended December 31, 2016 and 2015, we accrued discretionary contributions of $1.1 million and $0.7 million, respectively, related to the U.K. Defined Contribution Plan, both of which are equal to 2% of eligible compensation paid during those years. For the years ended December 31, 2017, 2016, and 2015, pension expense related to the U.K. Defined Contribution Plan was $4.5 million, $4.3 million, and $3.1 million, respectively. The increase in pension expense in 2016 when compared to 2015 was primarily attributable to additional contributions made on behalf of previously active participants in our U.K. defined benefit pension plan, who transferred into the U.K. Defined Contribution Plan after the defined benefit pension plan was closed to accrual of future service costs on April 30, 2016. See "U.K Defined Benefit Pension Plan" below.
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

Benefit Obligation, Plan Assets, and Funded Status
The table below details the changes in the projected benefit obligation, plan assets, and funded status of the U.K. Pension Plan, as well as the net pension asset recognized on our Consolidated Balance Sheets, as of and for the years ended December 31, 2017 and 2016 (in thousands of dollars):

December 31,	2017	2016
Reconciliation of benefit obligation
Projected benefit obligation at beginning of year	$327,619	$326,243
Service cost	—	1,086
Interest cost	8,053	9,817
Contributions by plan participants	—	232
Actuarial (gain) loss	(781)	64,104
Benefits paid	(8,508)	(12,176)
Settlement payments	(11,880)	—
Foreign currency exchange rate changes	31,373	(61,687)
Projected benefit obligation at end of year	345,876	327,619
Reconciliation of plan assets
Fair value of plan assets at beginning of year	406,195	393,102
Actual return on plan assets	28,827	73,806
Employer contributions	—	24,748
Contributions by plan participants	—	232
Benefits paid	(8,508)	(12,176)
Settlement payments	(11,880)	—
Foreign currency exchange rate changes	40,068	(73,517)
Fair value of plan assets at end of year	454,702	406,195
Funded Status
Net pension asset	$108,826	$78,576
As of December 31, 2017 and 2016, the net pension asset of $108.8 million and $78.6 million, respectively, was recorded within Other Long-Term Assets on our Consolidated Balance Sheets (see Note 12). In 2017, we made settlement payments of $11.9 million to plan participants who transferred their accrued benefits from the U.K. Pension Plan to alternative arrangements not associated with Sotheby's.
For the year ended December 31, 2016, we contributed $24.7 million to the U.K. Pension Plan, including $24.2 million contributed in December 2016 in respect of the statutory triennial funding valuation that was completed in that year. This contribution satisfied the resulting statutory funding deficit in-full. We did not make any contributions to the U.K. Pension Plan in 2017, and we do not expect to make any regular contributions in 2018.
As of December 31, 2017 and 2016, the accumulated benefit obligation for the U.K. Pension Plan was $345.8 million and $327.6 million, respectively.
Components of Net Pension (Benefit) Cost
For the years ended December 31, 2017, 2016, and 2015, the components of the net pension (benefit) cost related to the U.K. Pension Plan are as follows (in thousands of dollars):

	2017	2016	2015
Service cost	$—	$1,086	$4,497
Interest cost	8,053	9,817	12,923
Prior service cost	60	—	—
Expected return on plan assets	(14,159)	(17,798)	(20,174)
Amortization of actuarial loss	1,139	—	3,967
Amortization of prior service cost	(97)	—	364
Settlement loss	344	—	—
Net pension (benefit) cost	$(4,660)	$(6,895)	$1,577

Net Gain (Loss) Recognized in Other Comprehensive Income (Loss)
The net gain (loss) related to the U.K. Pension Plan, which is recognized net of tax in Other Comprehensive Income (Loss), is generally the result of: (i) actual results differing from previous actuarial assumptions (for example, the expected return on plan assets), (ii) changes in actuarial assumptions between balance sheet dates (for example, the discount rate), and/or (iii) curtailment gains. For the years ended December 31, 2017, 2016, and 2015, the net gain (loss) related to the U.K. Pension Plan was $13.3 million, ($6.5) million, and $29.4 million, respectively.
Net Loss Included in Accumulated Other Comprehensive Loss
Net gains and (losses) related to the U.K. Pension Plan recognized in Other Comprehensive Income (Loss) are recorded net of tax in the Shareholders' Equity section of our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss. As of December 31, 2017 and 2016, the net loss related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss was ($1) million and ($14.2) million, respectively.
If the amount recorded in Accumulated Other Comprehensive Loss exceeds 10% of the greater of (i) the market-related value of plan assets or (ii) the benefit obligation, that excess amount is amortized as a component of future net pension cost or benefit over the average expected future life of plan participants, which is approximately 29.4 years. The market-related value of plan assets adjusts the market value of plan assets by recognizing changes in fair value over a period of five years. It is expected that approximately $0.3 million ($0.4 million, pre-tax) of the ($1) million after-tax net loss related to the U.K. Pension Plan will be recognized as a reduction of the net pension benefit anticipated for the year ended December 31, 2018.
Assumptions
As of and for the years ended December 31, 2017, 2016, and 2015, the following assumptions were used in determining the benefit obligation and net pension (benefit) cost related to the U.K. Pension Plan:

Benefit Obligation	2017	2016
Weighted average discount rate	2.5%	2.7%

Net Pension (Benefit) Cost	2017	2016	2015
Weighted average discount rate	N/A	N/A	3.5%
Weighted average discount rate - service cost	N/A	3.8%	3.5%
Weighted average discount rate - interest cost	2.4%	3.4%	3.5%
Weighted average rate of compensation increase	N/A	4.1%	4.1%
Weighted average expected long-term rate of return on plan assets	3.8%	5.2%	5.4%
The discount rate represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a yield curve for a selection of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. Prior to 2016, the same discount rate was used for the service and interest cost components of the net pension (benefit) cost. In 2016, we elected to use separate discount rates for each of these components. The discount rate used for each component in 2016 contemplates a full yield curve in respect to the expected timing of the cash flows related to these components. In 2017, the measurement of the net pension benefit does not include an assumption of a discount rate to measure service cost due to the closure of the U.K. Pension Plan to the accrual of future service costs, as discussed above. Similarly, as of December 31, 2017 and 2016, the measurement of the benefit obligation does not include an assumption for future annual compensation increases.
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

Plan Assets
The investment policy for the U.K. Pension Plan is established by its Trustees in consultation with our management. The Trustees' investment objective is to maximize the return on assets while controlling the level of risk so as to ensure that sufficient assets are available to pay participants' benefits as and when they arise. The Trustees have agreed that a portfolio of assets with some growth content is appropriate, but so as to avoid an undue concentration of risk, a diverse spread of assets is held within the portfolio. The diversification is both within and across asset categories. Professional investment managers are provided target allocation percentages for different categories within each asset class; actual allocation percentages are permitted to fall within a reasonable range of these targets. In setting specific asset allocation targets, the Trustees take advice as required from professional investment advisors and require that the majority of the assets be realizable at short notice.
As a result of the closure of the U.K. Pension Plan to the accrual of future service costs in April 2016 and our $24.2 million contribution to the plan in December 2016 (both as discussed above), there has been an improvement in the funded status of the plan. Accordingly, a change in asset allocation was implemented in February 2017, which was intended to reduce investment risk and which resulted in an approximate allocation of 40% to growth assets and 60% to debt securities and cash and cash equivalents. In December 2017, another change in asset allocation was implemented, which is intended to further reduce investment risk and resulted in an approximate allocation of 23% to growth assets and 77% to debt securities and cash and cash equivalents. A small holding in real estate is retained and is not subject to this allocation methodology.
The investment managers for the U.K. Pension Plan have some discretion in making investment decisions, subject to the investment mandate set forth by the Trustees. It is the Trustees' policy not to invest in the common stock of Sotheby's or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.
The table below presents the fair value of U.K. Pension Plan assets, by investment category, as of December 31, 2017 and 2016 (in thousands of dollars):

December 31,	2017	% of Total	2016	% of Total
Growth assets	$104,735	23.0%	$217,730	53.6%
Debt securities:
Corporate	41,804	9.2%	35,973	8.9%
Index-linked	219,428	48.3%	134,972	33.2%
Total debt securities	261,232	57.5%	170,945	42.1%
Real estate mutual funds	3,233	0.6%	2,667	0.6%
Cash and cash equivalents	85,502	18.8%	14,853	3.7%
Total fair value of plan assets	$454,702		$406,195

The assets of the U.K. Pension Plan, which are measured at fair value, are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

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

The table below provides fair value measurement information for the U.K. Pension Plan assets as of December 31, 2017 (in thousands of dollars):

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Growth assets	$104,735	$104,735	$—	$—
Debt securities:
Corporate	41,804	41,804	—	—
Index-linked	219,428	219,428	—	—
Total debt securities	261,232	261,232	—	—
Real estate mutual funds	3,233	—	3,233	—
Cash and cash equivalents	85,502	85,502	—	—
Total fair value of plan assets	$454,702	$451,469	$3,233	$—
As of December 31, 2017, the following U.K. Pension Plan assets are classified as Level 1 fair value measurements:
Growth Assets—Includes investments in a publicly-traded mutual fund, the fair value of which is based on exchange quoted prices in active markets.
Debt Securities—Includes investments in publicly-traded bond mutual funds, the fair values of which are based on exchange quoted prices in active markets.
Cash and Cash Equivalents—Includes investments in cash and money market instruments that are highly liquid and for which book value approximates fair value.
As of December 31, 2017, the following U.K. Pension Plan assets are classified as Level 2 fair value measurements:
Real Estate Mutual Funds—Includes investments in real estate mutual funds, the fair value of which are based on directly and indirectly observable real estate prices, including comparable prices.
Estimated Future Benefit Payments
Estimated future benefit payments related to the U.K. Pension Plan are as follows (in thousands of dollars):

Year	Benefit Payments
2018	$9,323
2019	$8,798
2020	$9,729
2021	$12,013
2022	$11,362
2023 to 2027	$66,252

Note 9—Debt
Revolving Credit Facilities—We are party to a credit agreement with an international syndicate of lenders, which provides for dedicated revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (the "Credit Agreement"). The maturity date of the Credit Agreement is August 22, 2020.
The Agency Credit Facility and the SFS Credit Facility are asset-based revolving credit facilities which may be used primarily for working capital and other general corporate needs, including for the funding of SFS loans. The Credit Agreement allows the proceeds from borrowings under each of the revolving credit facilities to be transferred between the Agency segment and SFS.
On October 2, 2017, we reduced the borrowing capacity of the SFS Credit Facility by $235 million. This reduction, which was entirely at our option and as part of our ongoing capital allocation process, was executed in order to reduce facility fees for unused borrowing capacity. Taking into account this reduction, the maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is $1.1 billion, with $300 million committed to the Agency segment and $800 million committed to SFS.
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
The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 4), a percentage of the carrying value of certain inventory (see Note 1), a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 4), and the fair value of certain of our trademarks. The borrowing base under the Incremental Facility is determined by a calculation that is based on a percentage of the carrying values of certain inventory and the fair value of certain of our trademarks. The borrowing base under the SFS Credit Facility is determined by a calculation that is primarily based on a percentage of the carrying value of certain SFS loans (see Note 4) and the fair value of certain our trademarks.
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
The Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on indebtedness and limitations on the use of proceeds from borrowings under the Credit Agreements. The Credit Agreements also contain a $600 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk and reward sharing arrangements).
The Credit Agreement does not limit dividend payments and common stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2017.
Since August 2009, we have incurred aggregate fees of approximately $21.8 million in conjunction with the establishment of and subsequent amendments to the Credit Agreement. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement. As of December 31, 2017, $5.4 million of such unamortized fees are included within Other Long-Term Assets on our Consolidated Balance Sheets.

The following tables summarize information related to the Credit Agreement as of and for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

As of and for the year ended December 31, 2017	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$800,000		$1,100,000
Borrowing base	$148,299		$457,628		$605,927
Borrowings outstanding	$—		$196,500		$196,500
Available borrowing capacity (a)	$148,299		$261,128		$409,427
Average borrowings outstanding	$—		$479,367		$479,367
Borrowing Costs:
Interest	$—	(b)	$15,964	(c)	$15,964
Fees	2,740	(b)	3,348	(c)	6,088
Total	$2,740		$19,312		$22,052

As of and for the year ended December 31, 2016	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$165,443		$569,021		$734,464
Borrowings outstanding	$—		$565,000		$565,000
Available borrowing capacity (a)	$165,443		$4,021		$169,464
Average borrowings outstanding	$—		$534,433		$534,433
Borrowing Costs:
Interest	$—	(b)	$14,819	(c)	$14,819
Fees	2,712	(b)	2,919	(c)	5,631
Total	$2,712		$17,738		$20,450

As of and for the year ended December 31, 2015	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity	$300,000		$1,035,000		$1,335,000
Borrowing base	$225,642		$547,586		$773,228
Borrowings outstanding	$—		$541,500		$541,500
Available borrowing capacity (a)	$225,642		$6,086		$231,728
Average borrowings outstanding	$—		$541,004		$541,004
Borrowing Costs:
Interest	$—	(b)	$14,060	(c)	$14,060
Fees	2,752	(b)	1,720	(c)	4,472
Total	$2,752		$15,780		$18,532
Legend:
(a) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
(b) Borrowing costs related to the Agency Credit Facility, which include interest and fees, are reflected in our Consolidated Income Statements as Interest Expense.
(c) Borrowing costs related to the SFS Credit Facility are reflected in our Consolidated Income Statements within Cost of Finance Revenues. For the years ended December 31, 2017, 2016, and 2015, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 4.0%, 3.3%, and 2.9%, respectively. For the year ended December 31, 2017, the Cost of Finance Revenues includes a charge of $0.7 million associated with the reduction in the borrowing capacity of the SFS Credit Facility discussed above.

Long-Term Debt—As of December 31, 2017 and 2016, Long-Term Debt consisted of the following (in thousands of dollars):

December 31,	2017	2016
York Property Mortgage, net of unamortized debt issuance costs of $4,545 and $5,555	$270,556	$309,212
2022 Senior Notes, net of unamortized debt issuance costs of $2,998 and $3,642	297,002	296,358
2025 Senior Notes, net of unamortized debt issuance costs of $5,623 and $0	394,377	—
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010 and $1,010	(11,930)	(6,629)
2022 Senior Notes, net of unamortized debt issuance costs of $2,998 and $0	(297,002)	—
Total Long-Term Debt, net	$653,003	$598,941
See the captioned sections below for information related to the York Property Mortgage and our senior unsecured debt, including the 2022 Senior Notes and the 2025 Senior Notes.
York Property Mortgage—The York Property, located at 1334 York Avenue, New York, New York, is home to our sole North American auction salesroom and principal North American exhibition space. The York Property is also home to the U.S. operations of SFS, as well as our corporate offices. Upon our acquisition of the York Property in February 2009, we assumed a $235 million mortgage that carried an initial annual rate of interest of approximately 5.6% (the "Original York Property Mortgage"). The Original York Property Mortgage was due to mature on July 1, 2035, but had an optional pre-payment date of July 1, 2015, after which the annual rate of interest was scheduled to increase to 10.6%.
On July 1, 2015, we entered into a seven-year, $325 million mortgage loan (the "York Property Mortgage") to refinance the Original York Property Mortgage. After the repayment of the Original York Property Mortgage and the funding of all closing costs, reserves, and expenses, we received net cash proceeds of approximately $98 million. The York Property Mortgage bears interest based on the one-month LIBOR rate (the "LIBOR rate") plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future common stock repurchases. As of December 31, 2017, Sotheby's net worth was $616.9 million. In conjunction with this amendment, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments funded exclusively with any cash accumulated in a restricted cash management account (see below) beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from the restricted cash management account. See below for information related to the cash management account associated with the York Property Mortgage.
In connection with the York Property Mortgage, we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap effective as of July 1, 2015 and a five-year interest rate collar effective as of July 1, 2017. See Note 10 for additional information related to these interest rate protection agreements.
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

•
If Sotheby's corporate credit rating from Standard & Poor's Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender for monthly debt service, insurance, and tax payments. The lender will retain any excess cash after debt service, insurance, and taxes as security. On July 3, 2017, $7 million from the Cash Management Account was used to fund a portion of the $32 million principal prepayment of the York Property Mortgage discussed above. As of December 31, 2017 and 2016, the Cash Management Account had a balance of $3.1 million and $4.6 million, respectively, which is reflected within Restricted Cash on our Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, we are required to maintain a net worth of at least $325 million, subject to a cure period.
As of December 31, 2017, the fair value of the York Property Mortgage approximates its book value due to the variable interest rate associated with the mortgage. This fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per Accounting Standards Codification 820, Fair Value Measurements ("ASC 820").
Senior Unsecured Debt—On September 27, 2012, we issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). The net proceeds from the issuance of the 2022 Senior Notes were approximately $294.6 million, after deducting fees paid to the initial purchasers, and were principally used to retire $80 million of unsecured debt that was due in June 2015 and $182 million of convertible debt that was due in June 2013. As of December 31, 2017, the $300 million principal amount of 2022 Senior Notes had a fair value of approximately $307.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
On December 12, 2017, we issued $400 million aggregate principal amount of 4.875% Senior Notes due on December 15, 2025 (the “2025 Senior Notes”). The net proceeds from the sale of the 2025 Senior Notes were approximately $395.5 million, after deducting fees paid to the initial purchasers, of which $312.3 million was irrevocably deposited with a trustee for the benefit of the holders of the 2022 Senior Notes, which were redeemed using these funds on January 11, 2018, as discussed below. The $312.3 million deposited with the trustee is classified within Restricted Cash on our Consolidated Balance Sheets as of December 31, 2017. The remaining net proceeds from the issuance of the 2025 Senior Notes are being used for general corporate purposes, including current reductions to revolving credit facility borrowings.

Interest on the 2025 Senior Notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2018. The 2025 Senior Notes were offered only to qualified institutional buyers in accordance with Rule 144A and to non-U.S. Persons under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Holders of the 2025 Senior Notes do not have registration rights, and the 2025 Senior Notes have not been and will not be registered under the Securities Act. The 2025 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the Credit Agreement. The 2025 Senior Notes will be redeemable, in whole or in part, on or after December 15, 2020, at specified redemption prices set forth in the underlying indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to December 15, 2020, the 2025 Senior Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2025 Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium (as defined in the underlying indenture). In addition, at any time prior to December 15, 2020, we may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 104.875% plus accrued and unpaid interest. If Sotheby's experiences a Change of Control (as defined in the underlying indenture), we must offer to repurchase all of the 2025 Senior Notes then outstanding at 101% of the aggregate principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest. The underlying indenture for the 2025 Senior Notes also contains covenants that limit, among other things, our ability to grant liens on our assets; enter into sale and leaseback transactions; and merge, consolidate or transfer or dispose of substantially all of our assets. The above covenants are subject to a number of exceptions and qualifications set forth in the underlying indenture.
As of December 31, 2017, the $400 million principal amount of the 2025 Senior Notes had a fair value of approximately $392.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
On January 11, 2018, we redeemed the 2022 Senior Notes for a redemption price of $312.3 million, including the $300 million principal amount plus $4.4 million of accrued interest and a call premium of $7.9 million. As a result of the redemption of the 2022 Senior Notes, we will write-off $3 million of related unamortized debt issuance costs, which, when combined with the $7.9 million call premium, will result in a total loss on the extinguishment of $10.9 million, which will be recognized in the first quarter of 2018.
Future Payments Due Under Outstanding Debt—The aggregate future principal, interest, and debt settlement payments, including the $7.9 million call premium owed on the 2022 Senior Notes, due during the five year period after December 31, 2017 are as follows (in thousands of dollars):

Year	Amount
2018	$356,264
2019	$42,530
2020	$238,963
2021	$42,931
2022	$247,131
The table above assumes that the annual interest rate for the York Property Mortgage will be at the interest rate collar's floor rate of 4.167% for the remainder of the mortgage term and projects principal payments in reference to available forecasts of LIBOR rates for the future periods through maturity.
          Interest Paid—The table below summarizes interest paid by segment for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

	2017	2016	2015
Agency	$33,745	$27,793	$35,948
SFS	18,062	16,709	17,513
Total	$51,807	$44,502	$53,461
Agency segment interest paid primarily relates to the York Property Mortgage, our long-term debt securities, and revolving credit facility fees. SFS interest paid includes interest payments related to the SFS Credit Facility borrowings, including facility fees. In 2017, 2016, and 2015, interest paid includes debt issuance costs of $5.7 million, $0.3 million, and $9.6 million, respectively, which are amortized to Interest Expense in our Consolidated Income Statements.

Note 10—Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of December 31, 2017 and 2016 (in thousands of dollars):

	Assets		Liabilities
December 31, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification		Fair Value
Cash Flow Hedges:
Interest rate swap	Other Current Assets	$339	N/A		$—
Interest rate collar	N/A	—	Other Current Liabilities		666
Interest rate collar	N/A	—	Other Long-Term Liabilities		1,501
Total cash flow hedges		339		—	2,167
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities		3,756
Total		$339			$5,923

	Assets		Liabilities
December 31, 2016	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swaps	Other Current Assets	$82	Other Current Liabilities	$163
Interest rate collar	N/A	—	Other Long-Term Liabilities	5,952
Total cash flow hedges		82		6,115
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	30,258	N/A	—
Total		$30,340		$6,115
In 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $213.8 million and realized a net gain of $29.1 million. Realized gains and losses related to the settlement of derivative financial instruments designated as net investment hedges are reflected on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss.
The following tables summarize the effect of the derivative financial instruments designated as hedging instruments on our Consolidated Income Statements and Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) - Effective Portion			Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion			Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Ineffective Portion
Year Ended December 31,	2017	2016	2015		2017	2016	2015	2017	2016	2015
Cash Flow Hedges:
Interest rate swaps	$201	$(704)	$(802)	Interest Expense	$16	$813	$688	$—	$—	$—
Interest rate collar	1,219	533	(4,192)	Interest Expense	577	—	—	—	—	—
Interest rate collar	—	—	—	Non-operating income (expense)	—	—	—	622	—	—
Total cash flow hedges	1,420	(171)	(4,994)		593	813	688	622	—	—
Net Investment Hedges:
Foreign exchange contracts	(3,059)	16,618	—	N/A	—	—	—	—	—	—
Total	$(1,639)	$16,447	$(4,994)		$593	$813	$688	$622	$—	$—
See the captioned sections below for information related to derivative financial instruments designated as cash flow hedges or as net investment hedges.

Derivative Financial Instruments Designated as Cash Flow Hedges—In connection with the York Property Mortgage (see Note 9), we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's seven-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. Since the effective date of the Mortgage Collar, the effective interest rate for the York Property Mortgage was the Mortgage Collar's floor rate of 4.167%.
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
As of December 31, 2017, the notional value of the Mortgage Collar was $275.1 million, which is equal to the principal balance of the York Property Mortgage on that date. For the remainder of its term, the Mortgage Collar will have a notional value that is no greater than the applicable forecasted principal balance of the York Property Mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreement(s) are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of December 31, 2017, the notional value of the SFS Swap was $63 million. See Note 9 for additional information related to the SFS Credit Facility.
At their inception, the Mortgage Swap, the Mortgage Collar, and the SFS Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges is effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets and then reclassified to Interest Expense in our Consolidated Income Statements in the same period that interest expense related to the underlying debt instruments is recorded. Any hedge ineffectiveness is immediately recognized in Net Income. In addition, if any of the forecasted transactions associated with the Cash Flow Hedges are no longer probable of occurring, any related amounts previously recorded in Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets would be immediately reclassified into Net Income. As discussed above, certain previously forecasted interest payments associated with the Mortgage Collar became no longer probable of occurring in the second quarter of 2017 and, as a result, $0.6 million (net of tax) of the amount previously recorded in Accumulated Other Comprehensive Loss was immediately reclassified into Net Income in the second quarter of 2017.
Management performs a quarterly assessment to determine whether each of the outstanding Cash Flow Hedges continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments. As of December 31, 2017, each of the outstanding Cash Flow Hedges, including the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments.

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
Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of December 31, 2017, the aggregate notional value of our outstanding net investment hedge contracts that remained outstanding was $49.7 million.
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
Derivative Financial Instruments Not Designated as Hedging Instruments—We also utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements arising from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. These instruments are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these instruments are recognized in our Consolidated Income Statements in Non-Operating Income (Expense).
As of December 31, 2017, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $134.4 million. Notional values do not quantify risk or represent our assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings. As of December 31, 2017 and 2016, the aggregate fair value of these contracts represented liabilities of $0.8 million and $3.6 million, respectively, which were recorded on our Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
Note 11—Sale of Pink Diamond
In the second quarter of 2016, we sold an undivided legal and beneficial 50% ownership interest in a Fancy Vivid Pink Diamond (the "Pink Diamond") held in Inventory for $34.2 million in cash, which was recorded on our Consolidated Balance Sheets as deferred revenue within Other Current Liabilities. In April 2017, at our Magnificent Jewels and Jadeite Sale in Hong Kong (the "Auction"), the Pink Diamond was sold for a total purchase price of approximately $71.2 million (the "Purchase Price"). Although the Auction occurred in the second quarter of 2017, the sale was recognized in our financial statements in the third quarter of 2017 upon collection of the Purchase Price from the winning bidder in September 2017. Upon the collection of the Purchase Price, the $68.4 million carrying value of the Pink Diamond was removed from Inventory, and the related $34.2 million cash payment received in the second quarter of 2016 was removed from Other Current Liabilities. The sale of the Pink Diamond resulted in a gain of approximately $0.4 million in 2017, after taking into account the associated Cost of Inventory Sales of $70.8 million, which includes amounts paid to our partner in the Pink Diamond and other costs related to the sale.

Note 12—Supplemental Consolidated Balance Sheet Information
As of December 31, 2017 and 2016, Prepaid Expenses and Other Current Assets consisted of the following (in thousands of dollars):

December 31,	2017	2016
Prepaid expenses	$25,418	$20,436
Derivative financial instruments (see Note 10)	339	30,340
Insurance recoveries	—	19,884
Other	6,253	5,947
Total Prepaid and Other Current Assets	$32,010	$76,607
The reduction in insurance recoveries reflected in the table above is due to claim proceeds received in 2017, as well as the reclassification of certain insurance recoveries to Other Long-Term Assets based on our reassessment of the timing of the anticipated resolution of the matters involved.
In 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $213.8 million and realized a net gain of $29.1 million. See Note 10 for additional information related to derivative financial instruments.
As of December 31, 2017 and 2016, Other Long-Term Assets consisted of the following (in thousands of dollars):

December 31,	2017	2016
Defined benefit pension plan asset (see Note 8)	$108,826	$78,576
Equity method investments (see Note 5)	46,905	43,143
Trust assets related to deferred compensation liability (see Note 8)	26,240	26,713
Restricted cash (a)	17,916	1,064
Insurance recoveries	12,242	—
Other	15,479	15,928
Total Other Long-Term Assets	$227,608	$165,424

(a) As of December 31, 2017, restricted cash reflected within Other Long-Term Assets principally relates to $15.3 million of funds held in escrow pending the payment of sale proceeds to a consignor. As of December 31, 2016, restricted cash reflected within Other Long-Term Assets primarily consisted of segregated cash related to long-term lease arrangements.

As of December 31, 2017 and 2016, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

December 31,	2017	2016
Deferred compensation liability (see Note 8)	$25,614	$25,914
Acquisition earn-out consideration (see Note 3)	17,500	26,250
Interest rate collar liability (see Note 10)	1,501	5,952
Other	6,809	6,964
Total Other Long-Term Liabilities	$51,424	$65,080

Note 13—Supplemental Consolidated Cash Flow Information
For the years ended December 31, 2017, 2016 and 2015, changes in other operating assets and liabilities as reported in the Consolidated Statements of Cash Flows included the following (in thousands of dollars):

December 31,	2017	2016	2015
Decrease (increase) in:
Prepaid expenses and other current assets	$17,160	$(14,510)	$(6,562)
Other long-term assets	(10,349)	(10,006)	13,641
Income tax receivables and deferred income tax assets	(33,532)	2,395	22,144
(Decrease) increase in:
Accrued income taxes and deferred income tax liabilities	35,421	14,879	(27,325)
Accounts payable and accrued liabilities and other liabilities	(14,189)	17,297	(29,530)
Total changes in other operating assets and liabilities	$(5,489)	$10,055	$(27,632)
Note 14—Shareholders' Equity and Dividends
Common Stock—Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol BID. Each share of our common stock has a par value of $0.01 per share and is entitled to one vote. As of December 31, 2017 and 2016, there were 52,461,996 and 52,971,232 shares of our common stock outstanding, respectively.
Preferred Stock—We have the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were outstanding as of December 31, 2017 and 2016.
Common Stock Repurchase Program—The following table provides information regarding our common stock repurchase program as of and for the years ended December 31, 2017, 2016, and 2015 (in thousands, except for per share data):

	2017	2016	2015	Three-Year Total
Shares repurchased	961	13,144	3,706	17,811
Aggregate purchase price	$44,495	$359,885	$125,000	$529,380
Average price per share	$46.32	$27.38	$33.73	$29.72
On August 6, 2015, the Board of Directors approved an increase of $125 million to our existing share repurchase authorization, which resulted in an updated authorization of $250 million as of that date. On August 13, 2015, we entered into an ASR agreement (the "August 2015 ASR Agreement") pursuant to which we received an initial delivery of 2,667,378 shares of our common stock for an initial purchase price of $125 million. The initial shares received on August 13, 2015 had a value of $100 million, or $37.49 per share. In November 2015, the counterparty to the August 2015 ASR Agreement elected to conclude the agreement, and we received an additional 1,038,280 shares of our common stock. In total, the August 2015 ASR Agreement resulted in the repurchase of 3,705,658 shares of our common stock for an average price of $33.73 per share.
On January 21, 2016, the Board of Directors approved a $200 million increase to our share repurchase authorization, which resulted in an updated authorization of $325 million as of that date, and on September 30, 2016, approved an additional share repurchase authorization of $75 million. The share repurchases made in 2016 include open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and purchases made pursuant to an agreement with funds managed by Marcato Capital Management LP ("Marcato") in which we acquired 2,050,000 shares of our common stock from Marcato for an aggregate purchase price of $73.8 million, or $36.00 per share. At the time of this agreement, Marcato owned 8.5% of our outstanding common stock.
On August 15, 2017, the Board of Directors approved a $100 million increase to our share repurchase authorization, resulting in an updated share repurchase authorization of $100.03 million at the time. The share repurchases made in 2017 include open market purchases and purchases made pursuant to a Rule 10b5-1 plan.
On February 28, 2018, the Board of Directors approved another $100 million increase to our share repurchase authorization, resulting in an updated share repurchase authorization of $195.7 million as of that date.

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
Quarterly Cash Dividends—The following table summarizes cash dividends declared and paid in each of the quarterly periods in the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars, except per share amounts):

	2017		2016		2015
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Quarter Ended
March 31	$—	$—	$—	$—	$0.10	$6,944
June 30	—	—	—	—	0.10	6,933
September 30	—	—	—	—	0.10	6,667
December 31	—	—	—	—	0.10	6,563
Total	$—	$—	$—	$—	$0.40	$27,107
On January 21, 2016, our Board of Directors decided to eliminate the $0.10 per share quarterly cash dividend and, instead, allocate the capital to repurchase shares of common stock.
Special Dividend—On January 29, 2014, our Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. In conjunction with this special dividend, approximately $10 million was accrued for dividend equivalents owed on share-based payments to employees, which was charged to retained earnings. Through December 31, 2017, approximately $9.2 million of such dividends have been paid to employees upon the vesting of the share-based payments, including $2 million, $1.4 million, and $2 million paid in each of March 2017, 2016, and 2015, respectively.

Note 15—Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss and the details regarding any reclassification adjustments made during the period January 1, 2015 to December 31, 2017 (in thousands of dollars):

	2017	2016	2015
Currency Translation Adjustments
Balance at January 1	$(89,478)	$(52,279)	$(33,223)
Other comprehensive income (loss) before reclassifications, net of tax of $1,760, ($13,113), and ($6,345)	14,973	(37,199)	(18,951)
Reclassifications from accumulated other comprehensive loss	—	—	(105)
Other comprehensive income (loss)	14,973	(37,199)	(19,056)
Balance at December 31	(74,505)	(89,478)	(52,279)
Cash Flow Hedges
Balance at January 1	(3,664)	(4,306)	—
Other comprehensive income (loss) before reclassifications, net of tax of $888, ($106), and ($3,126)	1,420	(171)	(4,994)
Reclassifications from accumulated other comprehensive loss, net of tax of $753, $502, and $430	1,215	813	688
Other comprehensive income (loss)	2,635	642	(4,306)
Balance at December 31	(1,029)	(3,664)	(4,306)
Net Investment Hedges
Balance at January 1	16,618	—	—
Other comprehensive (loss) income before reclassifications, net of tax of ($1,885), $10,354, and $0	(3,059)	16,618	—
Other comprehensive (loss) income	(3,059)	16,618	—
Balance at December 31	13,559	16,618	—
Defined Benefit Pension Plan
Balance at January 1	(13,834)	(9,619)	(43,543)
Currency translation adjustments	(1,084)	2,300	1,097
Net actuarial gain (loss), net of tax of $2,719, ($1,427), and $6,445	13,277	(6,515)	29,363
Other comprehensive income (loss) before reclassifications, net of tax	12,193	(4,215)	30,460
Prior service cost amortization, net of tax of ($17), $0, and $73	(80)	—	291
Actuarial loss amortization, net of tax of $194, $0, and $794	945	—	3,173
Settlement cost, net of tax of $59, $0, and $0	285	—	—
Reclassifications from accumulated other comprehensive loss, net of tax	1,150	—	3,464
Other comprehensive income (loss)	13,343	(4,215)	33,924
Balance at December 31	(491)	(13,834)	(9,619)
Total other comprehensive income (loss) attributable to Sotheby's	27,892	(24,154)	10,562
Accumulated other comprehensive loss at December 31	$(62,466)	$(90,358)	$(66,204)

Year Ended December 31,	2017	2016	2015
Cumulative Translation Adjustments
Gain upon liquidation of foreign subsidiary	$—	$—	$(105)
Tax effect	—	—	—
Reclassification adjustment, net of tax	—	—	(105)
Cash Flow Hedges
Settlements of interest rate swaps	1,968	1,315	1,118
Tax effect	(753)	(502)	(430)
Reclassification adjustments, net of tax	1,215	813	688
Defined Benefit Pension Plan
Prior service cost amortization	(97)	—	364
Settlement loss	344	—	—
Actuarial loss amortization	1,139	—	3,967
Pre-tax total	1,386	—	4,331
Tax effect	(236)	—	(867)
Reclassification adjustments, net of tax	1,150	—	3,464
Total reclassification adjustments, net of tax	$2,365	$813	$4,047
Note 16—Income Taxes
For the years ended December 31, 2017, 2016, and 2015, the significant components of income tax expense consisted of the following (in thousands of dollars):

	2017	2016	2015
Income before taxes:
Domestic	$3,636	$(38,567)	$11,414
Foreign	138,050	135,301	157,885
Total	$141,686	$96,734	$169,299
Income tax expense—current:
Domestic	$24,427	$18,443	$10,455
State and local	1,492	1,766	5,958
Foreign	27,481	29,904	33,043
Sub-total	53,400	50,113	49,456
Income tax (benefit) expense—deferred:
Domestic	(34,501)	(19,114)	69,835
State and local	1,285	(1,034)	6,378
Foreign	5,231	(4,008)	5,476
Sub-total	(27,985)	(24,156)	81,689
Total	$25,415	$25,957	$131,145

As of December 31, 2017 and 2016, the components of Deferred Tax Assets and Deferred Tax Liabilities consisted of the following (in thousands of dollars):

December 31,	2017	2016
Deferred tax assets:
Asset provisions and liabilities	$4,832	$11,512
Inventory writedowns	3,408	10,874
Tax loss and credit carryforwards	3,908	3,708
Difference between book and tax basis of depreciable and amortizable assets	20,218	30,855
Share-based payments and deferred compensation	15,130	26,267
Sub-total	47,496	83,216
Valuation allowance	(3,194)	(2,819)
Total deferred tax assets	44,302	80,397
Deferred tax liabilities:
Difference between book and tax basis of other assets and liabilities	859	1,612
Pension obligations	16,280	9,689
Basis differences in equity method investments	1,269	3,423
Undistributed earnings of foreign subsidiaries	2,571	68,201
Bond redemption costs	2,812	—
Total deferred tax liabilities	23,791	82,925
Total net deferred tax assets (liabilities)	$20,511	$(2,528)
As of December 31, 2017, we had deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $3.9 million that begin to expire in 2020.
As of December 31, 2017 and 2016, we provided valuation allowances of $3.2 million and $2.8 million, respectively, relating to net operating loss carryforwards. The increase in the valuation allowance in 2017 is due primarily to a change in foreign exchange rates.
For the years ended December 31, 2017, 2016, and 2015, our effective income tax rate varied from the U.S. statutory tax rate that was in effect during the periods as follows:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	0.8%	0.5%	2.3%
Foreign taxes at rates different from U.S. rates	(13.5%)	(25.0%)	(14.9%)
U.S. taxes on foreign earnings	1.2%	9.9%	50.5%
Valuation allowance	0.0%	0.5%	0.3%
Effect of enacted tax legislation	0.8%	(0.1%)	2.5%
Changes in tax reserves	(4.5%)	1.6%	0.0%
Other	(1.9%)	4.4%	1.8%
Effective income tax rate	17.9%	26.8%	77.5%

Our effective income tax rate is 17.9% for the year ended December 31, 2017, compared to 26.8% in the prior year. The decrease in our effective income tax rate is primarily due to a decrease in U.S. taxes owed on foreign earnings and the reversal in 2017 of a liability for a previously uncertain tax position for which the statute of limitations has expired. These factors are partially offset by a change in the jurisdictional mix of pre-tax earnings, which resulted in a lower portion of our income coming from jurisdictions with a statutory tax rate that is lower than the 35% rate that was in effect in the U.S. during those periods. To a lesser extent, the change in our effective income tax rate between 2017 and 2016 is impacted by provisional net income tax expense of $1.2 million recorded in the fourth quarter of 2017 related to the U.S. Tax Cuts and Jobs Act, as discussed in more detail below. (See Note 17 for additional information on Uncertain Tax Positions.)
U.S. Tax Reform—The U.S. Tax Cuts and Jobs Act was enacted into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system that are effective on January 1, 2018, including, among other things, (i) a reduction of the U.S. corporate income tax rate from 35% to 21%, (ii) the transition to a modified territorial tax system from a worldwide tax system, (iii) limitations on the deductibility of interest expense and executive compensation, (iv) the imposition of the Base Erosion Anti-Abuse Tax (“BEAT”), a new minimum tax on international payments meant to reduce the ability of multinational companies to erode the U.S. tax base through deductible payments to related parties, and (v) the creation of two new categories of income: (a) foreign-derived intangible income (“FDII”), which is income derived from the sale of property or services to a foreign person which may be taxed at a rate lower than 21%, and (b) global intangible low taxed income (“GILTI”), which is certain income earned by foreign subsidiaries that must be included in the income of the U.S. shareholder. In addition, the Act imposes a one-time transition tax in the current year on the mandatory redeemed repatriation of certain unremitted foreign earnings as of December 31, 2017.
Soon after the Act was enacted into law, the SEC issued SAB 118, which allows companies to record the income tax effects of the Act as a provisional amount based on reasonable estimates for those tax effects. The provisional amount is subject to adjustment as companies complete their analysis of the Act, and collect and prepare the necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, the FASB, and other standard-setting and regulatory bodies. Any such adjustments may be made within a subsequent measurement period, which should not extend beyond one year from the enactment date.
As of December 31, 2017, we have not completed our accounting for the income tax effects of the Act. However, in accordance with SAB 118, we recorded a provisional net income tax expense of approximately $1.2 million in the fourth quarter of 2017 based on reasonable estimates for those tax effects, consisting of the following:

•
Non-cash income tax expense of $19.8 million due to a reduction in the value of our net deferred tax assets, primarily due to the change in the U.S. corporate tax rate from 35% to 21% and the potential limitation of certain future business deductions;

•	Income tax expense of $40.4 million to record a liability for the one-time mandatory transition tax on certain unremitted and untaxed earnings of our foreign subsidiaries; and

•
A non-cash income tax benefit of $59 million to reverse previously recognized deferred tax liabilities related to the earnings of our foreign subsidiaries that were not deemed to be indefinitely reinvested.

At December 31, 2017, our Consolidated Balance Sheets reflect a provisional income tax payable of $34.6 million (net of foreign tax credits) primarily for the one-time mandatory transition tax on certain unremitted foreign earnings discussed above. We intend to elect to settle this liability in installments over eight years, as allowed by the Act. Accordingly, we have included approximately $32 million of the liability within long-term liabilities on our Consolidated Balance Sheets as of December 31, 2017.
We are still evaluating the effects that BEAT, FDII, GILTI, and other provisions of the Act will have on our Consolidated Financial Statements in future periods. As we complete our analysis of the Act, collect and prepare the necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, the FASB, and other standard-setting and regulatory bodies, we may make adjustments to the provisional amounts recorded in the fourth quarter of 2017. These adjustments may impact our provision for income taxes and effective income tax rate in the period in which the adjustments are determined. Our accounting for the income tax effects of the Act will be completed during the measurement period, which should not extend beyond one year from the enactment date.
Repatriation of Foreign Earnings—As discussed above, as a result of the Act, in the fourth quarter of 2017, we recorded a provisional tax liability of $40.4 million related to the one-time mandatory transition tax on approximately $460 million of foreign earnings that we have not yet repatriated. In 2018, we expect to repatriate approximately $325 million of these foreign earnings to the U.S., and, as a result, have recorded the related foreign withholding taxes of approximately $3.5 million.

Income Tax Payments—Total net income tax payments during 2017, 2016, and 2015 were $52.3 million, $32.4 million, and $53.9 million, respectively.
Note 17—Uncertain Tax Positions
As of December 31, 2017, 2016, and 2015, the liability for unrecognized tax benefits, excluding interest and penalties, was $13.2 million, $19.5 million, and $22 million, respectively, and is recorded within long-term Accrued Income Taxes on our Consolidated Balance Sheets.
As of December 31, 2017 and 2016, the total amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate was $4.1 million and $9.3 million, respectively.
The table below presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars):

	2017	2016	2015
Balance at January 1	$19,478	$22,042	$22,798
Increases in unrecognized tax benefits related to the current year	2,512	1,700	2,917
Increases in unrecognized tax benefits related to prior years	2,430	29	2,276
Decreases in unrecognized tax benefits related to prior years	(793)	—	(1,973)
Decreases in unrecognized tax benefits related to settlements	(2,075)	—	(437)
Decreases in unrecognized tax benefits due to the lapse of the applicable statute of limitations	(8,378)	(4,293)	(3,539)
Balance at December 31	$13,174	$19,478	$22,042
This net decrease is primarily due to the reversal of tax reserves upon the lapse of the statute of limitations for certain tax years. Also contributing to the decrease in the liability for uncertain tax positions is the settlement of tax audits. These decreases are partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters.
The net decreases to the liability for unrecognized tax benefits in 2016 and 2015 were primarily attributable to the expiration of the statutes of limitations for certain tax years, partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters. The net decrease to the liability in 2015 was also due to the closing of tax audits.
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense in our Consolidated Income Statements. During 2017, 2016, and 2015, we recognized a net benefit of $0.9 million, a net expense of $0.3 million, and a net benefit of $0.04 million, respectively, for interest expense and penalties related to unrecognized tax benefits. As of December 31, 2017, 2016, and 2015, the liability for tax-related interest and penalties included in our Consolidated Balance Sheets was $1.2 million, $2.1 million, and $1.8 million, respectively. The net decrease in 2017 is due to the reversal of interest accrued on unrecognized tax benefits, partially offset by the accrual of additional interest on existing unrecognized tax benefits. The net increase in 2016 was due to the accrual of additional interest, partially offset by the reversal of interest accrued on unrecognized tax benefits that were recognized during the year.
We are subject to taxation in the U.S. and various state and foreign jurisdictions and, as a result, may be subject to tax audits in these jurisdictions. We are currently under examination by various U.S. state and foreign taxing authorities. The earliest open tax year for the major jurisdictions in which we do business, which includes the U.S. (including various state and local jurisdictions), the U.K., and Hong Kong, is 2011.
We believe it is reasonably possible that a decrease of $1.8 million in the balance of unrecognized tax benefits can occur within 12 months of the December 31, 2017 balance sheet date primarily as a result of the expiration of statutes of limitation and the expected settlements of ongoing tax audits.

Note 18—Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between March 31, 2018 and December 31, 2022. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $16.3 million as of December 31, 2017.
Guarantees of Collection—A guarantee of collection is a commitment to a consignor that, under certain conditions, Sotheby's will fund the payment of the net sale proceeds to the consignor even if the purchaser has not yet made payment. It is not a guarantee that the property will be sold at a certain minimum price. In the event that any item subject to a guarantee of collection is sold and the purchaser does not pay by the settlement date, we are required to pay the consignor the net sale proceeds, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. In certain limited circumstances, we may also have the right to recover the net sale proceeds from the consignor in the event of an ultimate purchaser default.
As of December 31, 2017, there were no outstanding guarantees of collection. As of February 28, 2017, we had one guarantee of collection outstanding related to property to be offered at auction in the second quarter of 2018 with a pre-sale low estimate of approximately $26 million.
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
Legal Contingencies—We become involved in various claims and lawsuits incidental to the ordinary course of our business. We are required to assess the likelihood of any adverse judgments or outcomes related to these legal contingencies, as well as potential ranges of probable or reasonably possible losses. The determination of the amount of any losses to be recorded or disclosed as a result of these contingencies is based on a careful analysis of each individual exposure with, in some cases, the assistance of outside legal counsel. The amount of losses recorded or disclosed for such contingencies may change in the future due to new developments in each matter or a change in settlement strategy. While the impact of any one or more legal claims or proceedings could be material to our operating results in any period, we do not believe that the outcome of any of these pending claims or proceedings (including the matter discussed below), individually or in the aggregate, will have a material adverse effect on our consolidated financial condition.
On November 17, 2017, Sotheby’s, together with its London, Geneva and Vienna subsidiaries, and one of its employees (collectively, “the Sotheby’s Parties”), initiated a declaratory judgment action (requête en conciliation) in Switzerland (the “Swiss Action”), at the Tribunal de Première Instance de la République et Canton de Genève, against Dmitry Rybolovlev and various persons and entities affiliated with him. The Sotheby’s Parties’ action seeks a declaration that the Sotheby’s Parties owe no liability or debt to Mr. Rybolovlev and his affiliates in connection with sales of art and related services to entities affiliated with Mr. Yves Bouvier, as discussed in more detail below.
The Sotheby’s Parties filed the Swiss Action in response to the stated intent of Mr. Rybolovlev’s counsel to initiate litigation in the U.K. against several of the Sotheby’s Parties. Specifically, on October 27, 2017, counsel for entities affiliated with Mr. Rybolovlev filed papers with the U.S. District Court for the Southern District of New York requesting authority to use documents previously obtained from Sotheby’s pursuant to 28 U.S.C. § 1782. This statute allows parties to conduct discovery in the U.S. for use in foreign legal proceedings. Rybolovlev sought discovery to support a contemplated U.K. proceeding alleging that Sotheby’s and its agents aided and abetted an alleged fraud that Mr. Bouvier allegedly perpetrated against Mr. Rybolovlev and affiliated entities. On December 22, 2017, the District Court in New York approved Mr. Rybolovlev’s request to use Sotheby’s previously disclosed documents both in the contemplated U.K. proceedings, and in the Sotheby’s Parties’ Swiss declaratory judgment proceeding against Mr. Rybolovlev and his affiliates. To date, we are not aware of Mr. Rybolovlev actually filing the threatened U.K. litigation against Sotheby’s, and believe that Geneva is the correct venue for the dispute, that the Lugano Convention effectively precludes Mr. Rybolovlev from sustaining an action in the U.K., and that the Sotheby’s Parties will prevail in the Swiss Action.

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
We may reduce our financial exposure under auction guarantees through contractual risk and reward sharing arrangements. Such auction guarantee risk and reward sharing arrangements include irrevocable bids and partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive a share of the auction commission earned on the sale and/or a share of any overage. If the irrevocable bid is the winning bid, the counterparty may receive a fee as compensation for providing the irrevocable bid. This fee may be netted against the counterparty's obligation to pay the full purchase price (i.e., the hammer price plus the applicable buyer's premium). In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee if the property sells for less than the minimum guaranteed price or (ii) a share of the minimum guaranteed price if the property does not sell while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, the counterparty in a partner sharing arrangement is generally entitled to receive a share of the auction commission earned if the property sells and/or a share of any overage.
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
As of December 31, 2017, we had outstanding auction guarantees totaling $28 million. Our financial exposure under these auction guarantees is reduced by irrevocable bids totaling $11.8 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions during the first and second quarters of 2018.
We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of December 31, 2017, there were no auction guarantee advances outstanding. As of December 31, 2016, there were $1 million in auction guarantee advances outstanding. As of December 31, 2017 and 2016, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $0.9 million and $0.6 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Consolidated Balance Sheets.

As of February 26, 2018, we had outstanding auction guarantees totaling $316.2 million and, as of that date, our financial exposure was reduced by irrevocable bids and partner sharing arrangements totaling $277.6 million. Each of the auction guarantees outstanding as of February 26, 2018, had a minimum guaranteed price that was within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions in the first and second quarters of 2018. As of February 26, 2018, we have advanced $0.5 million of the total guaranteed amount.
Note 20—Lease Commitments
We conduct business on premises leased in various locations under long-term operating leases expiring at various dates through 2060. For the years ended December 31, 2017, 2016, and 2015, net rental expense under our operating leases was $18.7 million, $18.4 million, and $17.5 million, respectively, which was recorded within General and Administrative Expenses in our Consolidated Income Statements. Future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2017 were as follows (in thousands of dollars):

2018	$19,196
2019	17,086
2020	15,566
2021	11,742
2022	9,425
Thereafter	29,672
Total future minimum lease payments	$102,687
The future minimum lease payments in the table above exclude future minimum sublease rental receipts of $13.2 million owed to us under noncancellable subleases. In addition to the operating lease payments in the table above, under the terms of certain leases, we are required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions.
Note 21—Share-Based Payments
Share-based payments made to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted stock shares, and stock options. Share-based payments are also made to members of our Board of Directors through the issuance of deferred stock units. A description of each of these share-based payments is provided below.
For the years ended December 31, 2017, 2016, and 2015, compensation expense for share-based payments made to employees was reflected in the following accounts in our Consolidated Income Statements (in thousands of dollars):

	2017	2016	2015
Salaries and related costs	$23,479	$15,935	$28,632
Voluntary separation incentive programs (see Note 22)	—	(719)	3,068
CEO separation and transition costs (see Note 23)	—	—	2,000
Total share-based payment expense (pre-tax)	$23,479	$15,216	$33,700
Total share-based payment expense (after-tax)	$15,555	$10,810	$22,992
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
In 2017, we recognized a $2.7 million excess tax benefit related to share-based payments in our Consolidated Income Statement. This tax benefit represents the amount by which the tax deduction resulting from the vesting of share-based payments and the exercise of stock options during the year exceeded the tax benefit initially recognized in our Consolidated Financial Statements.

In 2016, we recognized a ($1.3) million tax shortfall related to share-based payment arrangements. This tax shortfall represents the amount by which the tax deduction resulting from the vesting of share-based payments during the year was less than the tax benefit initially recognized in our Consolidated Financial Statements. As discussed above, prior to the adoption of ASU 2016-09 on January 1, 2017, such tax shortfalls were accounted for as a reduction to previously recorded excess tax benefits related to share-based payments within Additional Paid-in Capital on our Consolidated Balance Sheets.
In 2015, we recognized $1.1 million of excess tax benefits related to share-based payment arrangements. As discussed above, prior to the adoption of ASU 2016-09 on January 1, 2017, such excess tax benefits were recognized on our Consolidated Balance Sheets as an increase to Additional Paid-in Capital.
As of December 31, 2017, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $22.4 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 1.9 years. We do not capitalize compensation expense related to share-based payments to employees.
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
Performance Share Units (or "PSU's") are RSU's that generally vest over three or four periods, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain return on invested capital ("ROIC") targets (for awards granted beginning in 2016). Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's at the same rate as dividends are paid on our common stock (if and when such dividends are paid), but are only paid for PSU's that vest and become shares of our common stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
In 2017, the Compensation Committee approved share-based payment awards with a total grant date fair value of $31.6 million, as follows:

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

•	418,447 RSU's with a grant date fair value of $17 million and annual vesting opportunities over a three-year service period.

CEO Share-Based Payment Awards—In the first quarter of 2015, share-based payment awards with a grant date fair value of $16.5 million were granted to Thomas S. Smith, Jr. upon the commencement of his employment as our President and CEO on March 31, 2015. These awards consist of the following:

•
An inducement award of 158,638 shares of restricted stock with a grant date fair value of $6.5 million, that vesting on various dates between March 4, 2016 and September 1, 2017 to substantially correspond to the times when forfeited opportunities at Mr. Smith's previous employer would otherwise have become eligible to vest. These restricted stock shares were not issued pursuant to the Restricted Stock Unit Plan and have not been registered with the SEC. These shares have voting rights and a non-forfeitable right to dividends.

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

Subsequent Event: 2018 Share-Based Payment Awards—In 2018, and through February 26, 2018, the Compensation Committee approved share-based payment awards with a total grant date fair value of $29.4 million as follows:

•
283,019 PSU's with a grant date fair value of $13.1 million and a single vesting opportunity after a three-year service period. These PSU's provide the recipient with an opportunity to vest in incremental PSU's of up to 100% of the initial awards subject to the achievement of certain ROIC targets, for a total maximum vesting opportunity of 200% of the initial award. The maximum number of shares of common stock that may be payable with respect to these awards is 566,038.

•	346,508 RSU's with a grant date fair value of $16.3 million and annual vesting opportunities over a three-year service period.
Summary of Outstanding Share-Based Payment Awards to Employees—For the year ended December 31, 2017, changes to the number of outstanding RSU's, PSU's, and Restricted Stock shares were as follows (shares in thousands):

	RSU's, PSU's, and Restricted Stock Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	2,235	$36.40
Granted	788	$40.12
Vested	(838)	$39.20
Canceled	(263)	$37.27
Outstanding at December 31, 2017	1,922	$36.59
As of December 31, 2017, 2.4 million shares were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU's and PSU's that vested during 2017, 2016, and 2015 was $39.7 million, $15.2 million, and $22.9 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Stock options issued pursuant to the 1997 Stock Option Plan (the "Stock Option Plan") are exercisable into authorized, but unissued shares of our common stock. Stock options vest evenly over four years and expire 10 years after the date of grant. In the fourth quarter of 2017, the remaining 50,000 stock options that were outstanding under the Stock Option Plan were exercised at an exercise price of $22.11. The exercised stock options had an intrinsic value of $1.4 million. The resulting $1.1 million in cash proceeds received from the exercise of these stock options were received in January 2018. Also, as a result of the exercise of these stock options, we recognized an excess tax benefit of $0.2 million in our Consolidated Income Statement in the fourth quarter of 2017. As of December 31, 2017, there were no stock options outstanding or exercisable, and 104,100 shares of common stock were available for the issuance under the Stock Option Plan.

Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of our common stock on the NYSE on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for-one basis in shares of our common stock on the first day of the calendar month following the date of termination. In 2017, 2016, and 2015, we recognized $1 million, $0.9 million, and $1 million, respectively, within General and Administrative Expenses in our Consolidated Income Statements related to common stock shares awarded under the Directors Stock Plan. As of December 31, 2017, 168,799 deferred stock units were outstanding under the Directors Stock Plan and 114,869 units were available for future issuance.
Note 22—Voluntary Separation Incentive Programs, net
On November 13, 2015, we announced a series of regional voluntary separation incentive programs (the "Programs") aimed at reducing headcount and associated compensation costs. The Programs were offered to our employees in jurisdictions where it was practical to do so. Employees who elected to participate in the Programs were accepted only upon approval by management.
In the fourth quarter of 2015, we recognized a charge of $36.9 million as a result of the Programs, consisting of $33.8 million in cash severance benefits and $3.1 million in accelerated equity compensation expense related to awards that will continue to vest after termination of employment, subject to our achievement of the underlying profitability targets, when applicable. In 2016, we recognized a net credit of $0.6 million primarily resulting from our quarterly assessment of the likelihood that the performance-based stock units held by participants in the Programs will vest. In 2017, we recognized a credit of $0.2 million as a result of the reversal of the remaining liability related to the Programs following the final payment of severance benefits.
Employee transitions and cash severance payments under the Programs have been completed.
Note 23—CEO Separation and Transition Costs
In the first quarter of 2015, we recognized CEO Separation and Transition Costs of $4.2 million associated with the hiring of Thomas S. Smith, Jr. as our CEO. This charge principally relates to compensation of $3.1 million owed to Mr. Smith to replace incentive compensation that he expected to receive from his previous employer, consisting of a fully-vested restricted stock unit award with a fair value of $2 million granted on March 31, 2015 and a $1.1 million cash payment that was made in September 2015. The CEO Separation and Transition Costs recognized in the first quarter of 2015 also include approximately $1.1 million in recruitment and other professional fees associated with the CEO hiring process.
Note 24—Restructuring Charges, net
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
Note 25—Earnings Per Share
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

For the years ended December 31, 2017, 2016, and 2015, approximately 1 million potential common shares related to share-based payment awards were excluded from the computation of diluted earnings per share because the financial performance or stock price targets inherent in such awards were not achieved as of the respective balance sheet dates.
The table below summarizes the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015 (in thousands of dollars, except per share amounts):

	2017	2016	2015
Basic:
Numerator:
Net income attributable to Sotheby's	$118,796	$74,112	$43,727
Less: Net income attributable to participating securities	1,765	1,001	354
Net income attributable to Sotheby's common shareholders	$117,031	$73,111	$43,373
Denominator:
Weighted average common shares outstanding	52,684	57,024	68,121
Basic earnings per share - Sotheby's common shareholders	$2.22	$1.28	$0.64
Diluted:
Numerator:
Net income attributable to Sotheby's	118,796	$74,112	$43,727
Less: Net income attributable to participating securities	1,765	1,001	354
Net income attributable to Sotheby's common shareholders	$117,031	$73,111	$43,373
Denominator:
Weighted average common shares outstanding	52,684	57,024	68,121
Weighted average effect of dilutive potential common shares:
Performance share units	231	465	438
Deferred stock units	161	149	167
Stock options	25	15	18
Weighted average dilutive potential common shares outstanding	417	629	623
Weighted average diluted shares outstanding	53,101	57,653	68,744
Diluted earnings per share - Sotheby's common shareholders	$2.20	$1.27	$0.63
The decrease in weighted average basic and diluted shares outstanding over the three reporting periods is due to common stock repurchases. See Note 14 for additional information on our common stock repurchase program.
Note 26—Related Party Transactions
From time-to-time, in the ordinary course of business, related parties, such as members of our Board of Directors and management, buy and sell property at our auctions or through private sales brokered by Sotheby's. For the years ended December 31, 2017, 2016, and 2015, we recognized Agency Commissions and Fees of $5.2 million, $4.1 million, and $2.7 million, respectively, related to property sold or purchased by related parties.
As of December 31, 2017 and December 31, 2016, Client Payables included amounts owed to related party consignors totaling $0.4 million and $3.6 million, respectively. As of December 31, 2016, Accounts Receivable (net) included $1.8 million, associated with auction purchases made by related parties. As of December 31, 2017, there were no related party Accounts Receivable balances outstanding.
On October 3, 2016, we entered into an agreement with funds managed by Marcato Capital Management LP, pursuant to which we purchased 2,050,000 shares of our common stock from Marcato for an aggregate purchase price of $73.8 million, or $36.00 per share. At the time of this agreement, Marcato owned 8.5% of our outstanding common stock. (See Note 14.)

Note 27—Recently Issued Accounting Standards
Revenue Recognition—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principal of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity's contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017.
We will adopt ASU 2014-09 on January 1, 2018 using the full retrospective method. As a result of our adoption of ASU 2014-09, we will change the presentation of certain revenues and expenses currently recorded on a net basis in our Consolidated Income statements. The following table summarizes the anticipated impact of our adoption of ASU 2014-09 for the years ended December 31, 2017 and 2016 (in thousands of dollars):

	As Currently Reported	ASU 2014-09 Adjustment	To Be Reported Upon Adoption
Year ended December 31, 2017
Agency commissions and fees	$741,580	$68,139	$809,719
Total revenues	$989,389	$68,139	$1,057,528
Agency direct costs	$82,142	$68,139	$150,281
Total expenses	$819,054	$68,139	$887,193
Net income attributable to Sotheby's	$118,796	$—	$118,796
Year ended December 31, 2016
Agency commissions and fees	$671,833	$52,565	$724,398
Total revenues	$805,377	$52,565	$857,942
Agency direct costs	$73,324	$52,565	$125,889
Total expenses	$682,761	$52,565	$735,326
Net income attributable to Sotheby's	$74,112	$—	$74,112
The adjustments in the table above principally relate to the following items currently reported on a net basis within Agency Commission and Fees that will be reported on a gross basis within Agency Direct Costs upon the adoption of ASU 2014-09: (i) commissions and fees owed to our counterparties in auction guarantee risk and reward sharing arrangements and (ii) commissions owed to third parties who introduce us to consignors or otherwise facilitate the sale of property at auction. To a lesser extent, the adjustments relate to direct cost recoveries (principally for shipping), which are currently reported on a net basis within Agency Direct Costs that will be reported on a gross basis within Agency Commission and Fees upon the adoption of ASU 2014-09. The adoption of ASU 2014-09 will not have an impact on the timing of our revenue recognition.
Financial Assets and Liabilities—In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or in the accompanying notes to the financial statements. ASU 2016-01 will be effective for us beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. The adoption of ASU 2016-01 will not have a material impact on our financial statements.
Leases—In February 2016, the FASB issued ASU 2016-02, Leases, which requires long-term lease arrangements to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for us beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted.

Our assessment of the impact of adopting ASU 2016-02 on our financial statements is ongoing. We are in the process of identifying the population of lease arrangements that are within the scope of ASU 2016-02 and are reviewing the systems and processes that are relevant to the implementation of this standard.
Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for us beginning on January 1, 2020. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2016-13 on our financial statements.
Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which updates guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows and is intended to reduce existing diversity in practice. We will adopt ASU 2016-15 using the full retrospective method on January 1, 2018. The adoption of ASU 2016-15 will change the manner in which we report any cash proceeds received from the company-owned life insurance investments held within our deferred compensation plan for certain U.S. employees. Upon adoption, such proceeds will be reported within investing activities, rather than within operating activities. The other aspects of ASU 2016-15 are not expected to have a material impact on our financial statements.
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
Definition of a Business—In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which amends the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 is effective for us beginning on January 1, 2018 and must be applied prospectively on or after the effective date. The adoption of ASU 2017-01 will not have a material impact on our financial statements.
Goodwill—In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. ASU 2017-04 is effective for us beginning on January 1, 2020. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial statements.
Presentation of Pension and Postretirement Costs—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities to disaggregate the current service cost component from the other components of net pension cost (the "other components") to be included in compensation costs in the income statement and present the other components elsewhere in the statement of operations and outside of income from operations, if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the lines in the statement of operations that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07 is effective for us beginning on January 1, 2018. The adoption of ASU 2017-07 will result in the recording of interest cost, the expected return on plan assets and the amortization of actuarial losses related to the U.K. Pension Plan outside of operating income. Currently, these components of net pension cost (credit) are recorded within Salaries and Related Costs. See Note 8.
Stock Compensation—In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We will apply ASU 2017-09 prospectively to any share-based payment awards modified on or after its January 1, 2018 effective date. We do not expect the adoption of ASU 2017-09 to have a material impact on our financial statements.

Derivatives—In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which provides targeted guidance regarding the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for us beginning on January 1, 2019. Early adoption is permitted. We are currently assessing the potential impact of adopting ASU 2017-12 on our financial statements.
Accumulated Comprehensive Income—On February 14, 2018, the FASB issued ASU 2018-02 to address industry concerns related to the application of ASC 740, Income Taxes, to certain provisions of the U.S. Tax Cuts and Jobs Act. Specifically, some constituents in the banking and insurance industries had expressed concerns about the requirement in ASC 740 that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations in the reporting period that contains the enactment date of the change. That guidance applies even in situations in which the tax effects were initially recognized directly in other comprehensive income at the previous rate, resulting in stranded amounts in accumulated other comprehensive income ("AOCI") related to the income tax rate differential. Upon adopting ASU 2018-02, an entity is required to disclose:

•	Its accounting policy related to releasing income tax effects from AOCI;

•	Whether it has elected to reclassify, to retained earnings in the statement of stockholders’ equity, the stranded tax effects in AOCI related to the Act; and

•
If it has elected to reclassify to retained earnings the stranded tax effects in AOCI related to the Act, what the reclassification encompasses (i.e., whether it only includes the change in the federal corporate tax rate or whether it also includes other changes resulting from the Act that affect AOCI).

The guidance in ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. An entity will apply this guidance to each period in which the effect of the Act (or portion thereof) is recorded and may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption. We are currently evaluating the potential impact of adopting ASU 2018-02 on our financial statements.

Note 28—Quarterly Results (Unaudited)
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 80% and 82% of our total annual Net Auction Sales in 2017 and 2016, respectively, with auction commission revenues comprising approximately 66% and 75% of our total revenues, respectively. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2017
Net Auction Sales	$474,903	$1,543,331	$286,722	$1,511,836
Income Statement Data:
Revenues:
Agency commissions and fees	$99,493	$276,807	$72,650	$292,630
Inventory sales	71,377	19,937	81,501	6,167
Finance	12,767	13,359	11,697	13,114
Other	3,900	4,795	5,546	3,649
Total revenues	$187,537	$314,898	$171,394	$315,560
Operating (loss) income	$(12,854)	$115,398	$(39,784)	$107,575
Net (loss) income attributable to Sotheby's	$(11,325)	$76,891	$(23,479)	$76,709
Per Share Amounts:
Basic (loss) earnings per share - Sotheby's common shareholders	$(0.21)	$1.44	$(0.45)	$1.44
Diluted (loss) earnings per share - Sotheby's common shareholders	$(0.21)	$1.43	$(0.45)	$1.43
Shares Outstanding:
Basic	53,016	52,716	52,532	52,471
Diluted	53,016	53,054	52,532	52,853
Year Ended December 31, 2016
Net Auction Sales	$491,176	$1,567,495	$160,208	$1,337,211
Income Statement Data:
Revenues:
Agency commissions and fees	$81,065	$273,764	$51,285	$265,719
Inventory sales	6,794	5,281	24,359	26,429
Finance	14,755	14,750	11,138	12,073
Other	3,917	4,870	4,710	4,468
Total revenues	$106,531	$298,665	$91,492	$308,689
Operating income (loss)	$(31,989)	$130,083	$(66,874)	$91,396
Net income (loss) attributable to Sotheby's	$(25,884)	$88,964	$(23,479)	$65,502
Per Share Amounts:
Basic (loss) earnings per share - Sotheby's common shareholders	$(0.41)	$1.54	$(0.99)	$1.22
Diluted (loss) earnings per share - Sotheby's common shareholders	$(0.41)	$1.52	$(0.99)	$1.20
Shares Outstanding:
Basic	63,022	57,104	55,013	52,956
Diluted	63,022	57,712	55,013	53,685
__________________________________________________________________
1 Net Auction Sales represents the hammer or sale price of property sold at auction.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2017, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2017.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 and concluded that it is effective.
The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 and has expressed an unqualified opinion in their report which is included herein.
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

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sotheby’s and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ DELOITTE & TOUCHE LLP

New York, New York
March 1, 2018

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this Item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2017.
Executive Officers of the Registrant
Our Executive Officers as of March 1, 2018 were:

7
Name	Age	Current Position and Officer
Jill Bright	55	Executive Vice President, Human Resources and Administration
Valentino D. Carlotti	51	Executive Vice President, Global Head of Business Development
Adam Chinn	56	Executive Vice President and Chief Operating Officer
Kevin M. Delaney	45	Senior Vice President, Controller and Chief Accounting Officer
David Goodman	57	Executive Vice President, Digital Development and Marketing
Michael Goss	58	Executive Vice President and Chief Financial Officer
Jane A. Levine	58	Executive Vice President, Chief Global Compliance Counsel and Head of Government and Regulatory Affairs
Jonathan A. Olsoff	58	Executive Vice President and Worldwide General Counsel
Thomas S. Smith, Jr	52	President and Chief Executive Officer and a Director
There is no family relationship between the directors or executive officers. The term of office of each of our foregoing officers will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.
Jill Bright joined the Company in August 2017 as Executive Vice President, Human Resources and Administration. From December 2016 to July, 2017, she served as Chief Administrative Officer at Gensler, a global architectural, design, planning and consulting firm. Prior to that, Ms. Bright held various positions at Condé Nast from 1993 until 2016, including Chief Administrative Officer from 2010 until 2016 and, before that, head of the Human Resources and Corporate Communications groups. Prior to joining Condé Nast, she held senior human resources roles at Macy’s and American Express.
Valentino D. Carlotti joined the Company in October 2017 as Executive Vice President, Global Head of Business Development, after being a Partner at Goldman, Sachs & Co. Mr. Carlotti was with Goldman, Sachs & Co. from 1994 to 2017, holding various positions, including Global Business Partner for Investment Banking Division and Merchant Banking from 2015 to 2017, Head of The Securities Division Institutional Client Group, from 2012 to 2014, and President, The Goldman Sachs Brazil Bank, from 2007 to 2012.
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
Indenture, dated as of December 12, 2017, for the 4.875% Senior Notes due 2025 among Sotheby's, as Issuer, and Initial Subsidiary Guarantors Party thereto and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on December 12, 2017.

10.1	—
Agreement of Partnership of Acquavella Modern Art, dated May 29, 1990, between Sotheby's Nevada, Inc. and Acquavella Contemporary Art, Inc., incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K, filed on June 7, 1990, SEC File No. 1-9750, on file at the Washington, D.C. office of the Securities and Exchange Commission.

10.2	—
Amendment to the Agreement of Partnership dated April 27, 2017, between Sotheby's Nevada Inc. and Acquavella Contemporary Art, incorporated by reference to the Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2017.

10.3	—
Support Agreement, dated May 4, 2014 by and among the Company, Third Point LLC and the other persons set forth on the signature pages thereto, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on May 7, 2014.

10.4	—
Purchase Agreement, dated as of January 11, 2016, by and among Amy Cappellazzo, Allan Schwartzman, Adam Chinn and Sotheby’s, Inc., incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on January 11, 2016.

10.5	—
Support Agreement, dated September 8, 2016, by and between Sotheby's and Taikang Insurance Group, incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on September 9, 2016.

10.6	—
Share Repurchase Agreement, dated October 3, 2016, by and between Marcato, L.P., Marcato II, L.P., and Sotheby's, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on October 4, 2016.

10.7	—
Confidentiality Agreement, dated October 3, 2016, by and between Richard T. McGuire III, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Sotheby's, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on October 4, 2016.

10.8	—
Amended and Restated Auction Credit Agreement, dated as of August 22, 2014 (the "Auction Credit Agreement"), among Sotheby's, a Delaware corporation, Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Oatshare Limited, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, Wells Fargo (formerly known as General Electric Capital Corporation), as Administrative Agent, Collateral Agent and a Lender, and Wells Fargo (formerly known as GE Capital Markets, Inc.), J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on August 25, 2014.

10.9	—
Amended and Restated SFS Credit Agreement, dated as of August 22, 2014 (the "SFS Credit Agreement"), among Sotheby's Inc., Sotheby's Financial Services, Inc., Sotheby's Financial Services California, Inc., Oberon, Inc., Sotheby's Ventures, LLC, Sotheby's, a company registered in England, Sotheby's Financial Services Limited, and Sotheby's Hong Kong Limited as Borrowers, the Other Credit Parties Signatory Hereto, as Credit Parties, the Lenders Signatory Hereto from time to time, as Lenders, Wells Fargo (formerly known as General Electric Capital Corporation), as Administrative Agent, Collateral Agent and a Lender, and Wells Fargo (formerly known as GE Capital Markets, Inc.), J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on August 25, 2014.

10.10	—
Amendment No. 1 to the Auction Credit Agreement and the SFS Credit Agreement, dated June 15, 2015, by and among Sotheby’s, a Delaware corporation, Sotheby’s, Inc., Sotheby’s Financial Services, Inc., Sotheby’s Financial Services California, Inc., Oberon, Inc., Sotheby’s Ventures, LLC, Sotheby’s Financial Services Limited, Oatshare Limited, Sotheby’s, a company registered in England, and Sotheby’s Hong Kong Limited as Borrowers, the Other Credit Parties signatory hereto, Wells Fargo (formerly known as General Electric Capital Corporation), as Administrative Agent and Collateral Agent, and the Lenders signatory hereto, incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2015.

10.11	—	The Auction Revolving Credit Agreement, incorporating Amendment No. 1, incorporated by reference to Exhibit 10.3 to the Company's Second Quarter Form 10-Q for 2015.

10.12	—	The SFS Revolving Credit Agreement, incorporating Amendment No. 1, incorporated by reference to Exhibit 10.4 to the Company's Second Quarter Form 10-Q for 2015.

10.13	—
Amendment No.1 to the Amended and Restated Auction Guaranty Side Letter to the Amended and Restated Credit Agreement, dated August 15, 2015, by and among Sotheby’s, a Delaware corporation (“Parent”), Sotheby’s, Inc., a New York corporation (“Sotheby’s, Inc.”), Sotheby’s Financial Services, Inc., a Nevada corporation (“SFS Inc.”), Sotheby’s Financial Services California, Inc., a Nevada corporation (“SFS California”), Oberon, Inc., a Delaware corporation (“Oberon”), Sotheby’s Ventures, LLC, a New York limited liability company (“Ventures”), Sotheby’s Financial Services Limited, a company registered in England (“SFS Ltd.”), Oatshare Limited, a company registered in England (“Oatshare”), Sotheby’s, a company registered in England (“Sotheby’s U.K.”), and Sotheby’s Hong Kong Limited, a company incorporated in Hong Kong (“Sotheby’s H.K.” and, collectively with Sotheby’s Inc., SFS Inc., SFS California, Oberon, Ventures, Sotheby’s U.K. and SFS Ltd., the “SFS Borrowers”; the SFS Borrowers, collectively with the Parent and Oatshare, the “Auction Borrowers” and the Auction Borrowers together with the SFS Borrowers, the “Borrowers”), the other Credit Parties signatory hereto, Wells Fargo (formerly known as General Electric Capital Corporation), as Administrative Agent under the SFS Credit Agreement and as Administrative Agent under the Auction Credit Agreement (collectively referred to herein as the “Administrative Agents”), and the Lenders signatory hereto, incorporated by reference to Exhibit 10.1 to the Company's Third Quarter Form 10-Q for 2015.

10.14	—
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

10.15	—
Guaranty of Recourse Carveouts, dated as of July 1, 2015, by Sotheby’s, as Guarantor, for the benefit of HSBC Bank USA, National Association, as Agent, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 6, 2015.

10.16
First Amendment to Loan Agreement and Guaranty of Resources Carveouts, dated as of June 21, 2017, between 1334 York, LLC, Sotheby's and HSBC Bank USA, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2017.

10.17	—
Environmental Indemnity Agreement, dated as of July 1, 2015, between 1334 York, LLC and Sotheby’s, in favor of HSBC Bank USA, National Association, as Agent, incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on July 6, 2015.

10.18	—
Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby's Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K, filed on March 2, 2004.

10.19	—
Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2005.

10.20	—
Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2005.

10.21*	—
Sotheby's Holdings, Inc. 1997 Stock Option Plan Composite Plan Document, effective January 1, 2000, incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

10.22*	—	Eighth Amendment to the Sotheby's 1997 Stock Option Plan, dated and effective May 8, 2006, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated May 12, 2006.

10.23*	—	Sotheby's Stock Compensation Plan for Non-Employee Directors, as amended and restated on May 7, 2015, effective May 7, 2015.

10.24*^	—
Performance Share Unit Agreement effective as of February 26, 2015 between the Company and William F. Ruprecht, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

10.25*	—
Employment Agreement, dated March 13, 2015, effective as of March 31, 2015, between the Company and Thomas S. Smith, Jr., incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 18, 2015.

10.26*	—	Restricted Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.2 to the Company's First Quarter Form 10-Q for 2015.

10.27*	—	Performance Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.4 to the Company's First Quarter Form 10-Q for 2015.

10.28*	—	Employment Agreement, dated January 11, 2016, between the Company and Adam Chinn incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on February 3, 2017.

10.29*	—
Fourth Amended and Restated Sotheby's Restricted Stock Unit Plan, reflecting amendments effective as of February 7, 2017, incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").

10.30*	—
Form of Performance Share Unit Agreement, adopted by the Board of Directors of the Company on February 9, 2016, incorporated by reference to Exhibit 10.51 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

10.31*	—	Sotheby's First Amended Executive Severance Benefits Plan, effective February 7, 2017, incorporated by reference in Exhibit 10.59 to the 2016 Form 10-K.

10.32*	—	Sotheby's 2016 Annual Bonus Plan, as adopted on May 6, 2016, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on March 24, 2016.

10.33*	—	Sotheby's Amended and Restated Deferred Compensation Plan, dated November 1, 2017 and effective January 1, 2018.

10.34*	—	Sotheby's Compensation Recoupment Policy, effective January 1, 2015, incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2016.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

	—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

	—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).
*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K.

^	Confidential treatment has been requested with respect to portions of this exhibit, and the redacted information has been filed separately with the Securities and Exchange Commission.

FORM 8-K FILINGS IN THE FOURTH QUARTER OF 2017

	—	On October 2, 2017, the Company filed a current report on Form 8-K under Item 8.01, "Other Events."

	—	On November 7, 2017, the Company furnished a current report on Form 8-K under Item 7.01, "Regulation FD."

	—	On December 7, 2017, the Company furnished a current report on Form 8-K under Item 7.01, "Regulation FD," and Item 9.01, "Financial Statements and Exhibits."

	—	On December 8, 2017, the Company furnished a current report on Form 8-K under Item 7.01, "Regulation FD," and Item 9.01, "Financial Statements and Exhibits."

—
On December 12, 2017, the Company filed a current report on Form 8-K under Item 1.01, "Entry into a Material Definitive Agreement," Item 2.03, "Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant," and Item 9.01, "Financial Statements and Exhibits."

SCHEDULE II
SOTHEBY'S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables:
2017 Allowance for doubtful accounts and credit losses	$8,940	$2,679	$—	$119	$11,500
2016 Allowance for doubtful accounts and credit losses	$10,099	$928	$—	$2,087	$8,940
2015 Allowance for doubtful accounts and credit losses	$8,484	$2,607	$—	$992	$10,099
Deferred tax assets:
2017 Valuation allowance	$2,819	$384	$—	$9	$3,194
2016 Valuation allowance	$2,437	$526	$—	$144	$2,819
2015 Valuation allowance	$2,224	$461	$—	$248	$2,437

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY'S

By:	/s/ THOMAS S. SMITH, JR.
Thomas S. Smith, Jr.
President and Chief Executive Officer
Date: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2018.

Signature	Title

/s/ THOMAS S. SMITH, JR.	President and Chief Executive Officer
Thomas S. Smith, Jr.

/s/ DOMENICO DE SOLE	Chairman of the Board
Domenico De Sole

/s/ DEVONSHIRE	Deputy Chairman of the Board
The Duke of Devonshire

/s/ JESSICA BIBLIOWICZ	Director
Jessica Bibliowicz

/s/ LINUS W. L. CHEUNG	Director
Linus W. L. Cheung

/s/ KEVIN CONROY	Director
Kevin Conroy

/s/ DANIEL S. LOEB	Director
Daniel S. Loeb

/s/ OLIVIER REZA	Director
Olivier Reza

/s/ MARSHA E. SIMMS	Director
Marsha E. Simms

/s/ DIANA L. TAYLOR	Director
Diana L. Taylor

/s/ DENNIS M. WEIBLING	Director
Dennis M. Weibling

/s/ HARRY J. WILSON	Director
Harry J. Wilson

/s/ MICHAEL GOSS	Executive Vice President and Chief Financial Officer
Michael Goss

/s/ KEVIN M. DELANEY	Senior Vice President, Controller and Chief Accounting Officer
Kevin M. Delaney