Form 10-Q
period 2018-03-31
SOTHEBYS
filed 2018-05-03
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 2, 2018, there were 51,814,661 outstanding shares of common stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues:
Agency commissions and fees	$165,526	$111,265
Inventory sales	16,236	71,377
Finance	9,881	12,767
Other	4,153	3,900
Total revenues	195,796	199,309
Expenses:
Agency direct costs	35,273	21,289
Cost of inventory sales	15,995	71,407
Cost of finance revenues	2,263	5,037
Marketing	5,722	5,911
Salaries and related	78,719	65,550
General and administrative	43,813	38,951
Depreciation and amortization	7,100	5,384
Voluntary separation incentive programs, net	—	(162)
Total expenses	188,885	213,367
Operating income (loss)	6,911	(14,058)
Interest income	365	257
Interest expense	(9,313)	(7,533)
Extinguishment of debt	(10,855)	—
Non-operating income	1,424	2,044
Loss before taxes	(11,468)	(19,290)
Income tax benefit	(4,136)	(7,292)
Equity in earnings of investees	806	667
Net loss	(6,526)	(11,331)
Less: Net loss attributable to noncontrolling interest	(4)	(6)
Net loss attributable to Sotheby's	$(6,522)	$(11,325)
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.12)	$(0.21)
Weighted average basic and diluted shares outstanding	52,464	53,016

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(6,526)	$(11,331)
Other comprehensive income:
Currency translation adjustments	7,200	2,396
Cash flow hedges	1,170	838
Net investment hedges	(1,610)	(624)
Defined benefit pension plan	82	208
Total other comprehensive income	6,842	2,818
Comprehensive income (loss)	316	(8,513)
Less: Comprehensive loss attributable to noncontrolling interests	(4)	(6)
Comprehensive income (loss) attributable to Sotheby's	$320	$(8,507)

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	March 31, 2018	December 31, 2017	March 31, 2017

A S S E T S
Current assets:
Cash and cash equivalents	$335,728	$544,432	$514,857
Restricted cash (see Notes 8 and 11)	15,682	361,578	13,995
Accounts receivable, net of allowance for doubtful accounts of $10,190, $8,722, and $7,658	724,432	795,239	392,022
Notes receivable, net of allowance for credit losses of $1,209, $1,253, and $1,275	64,019	87,746	118,131
Inventory	65,308	74,483	150,762
Income tax receivables	18,805	6,601	7,975
Prepaid expenses and other current assets (see Note 11)	40,605	32,010	56,685
Total current assets	1,264,579	1,902,089	1,254,427
Notes receivable, net of allowance for credit losses of $1,525, $1,525, and $0	453,997	507,538	560,716
Fixed assets, net of accumulated depreciation and amortization of $238,669, $229,751, and $213,316	354,526	352,035	346,231
Goodwill	55,831	50,547	50,097
Intangible assets, net	15,318	11,492	12,900
Income tax receivables	337	324	323
Deferred income taxes	34,306	35,674	7,767
Other long-term assets (see Note 11)	237,016	227,608	184,535
Total assets	$2,415,910	$3,087,307	$2,416,996
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$820,374	$996,197	$532,288
Accounts payable and accrued liabilities	106,558	90,298	80,858
Accrued salaries and related costs	44,051	94,310	33,864
Current portion of long-term debt, net	12,381	308,932	6,711
Accrued income taxes	8,160	8,127	1,221
Other current liabilities (see Note 10)	17,780	18,762	44,495
Total current liabilities	1,009,304	1,516,626	699,437
Credit facility borrowings	65,000	196,500	548,500
Long-term debt, net	650,988	653,003	597,342
Accrued income taxes	38,305	37,651	17,582
Deferred income taxes	15,753	15,163	12,820
Other long-term liabilities (see Note 11)	45,552	51,424	50,935
Total liabilities	1,824,902	2,470,367	1,926,616
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value	711	709	708
Authorized shares — 200,000,000
Issued shares —71,160,981; 70,830,184; and 70,819,004
Outstanding shares —52,303,947; 52,461,996; and 53,411,363
Additional paid-in capital	452,441	453,364	437,338
Treasury stock shares, at cost — 18,857,034; 18,368,188; and 17,407,641	(579,891)	(554,551)	(509,885)
Retained earnings	773,177	779,699	649,578
Accumulated other comprehensive loss	(55,624)	(62,466)	(87,540)
Total shareholders’ equity	590,814	616,755	490,199
Noncontrolling interest	194	185	181
Total equity	591,008	616,940	490,380
Total liabilities and shareholders’ equity	$2,415,910	$3,087,307	$2,416,996
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating Activities:
Net loss attributable to Sotheby's	$(6,522)	$(11,325)
Adjustments to reconcile net loss attributable to Sotheby's to net cash used by operating activities:
Extinguishment of debt	10,855	—
Depreciation and amortization	7,100	5,384
Deferred income tax expense	97	12,910
Share-based payments	8,377	6,069
Net pension benefit	(822)	(1,204)
Inventory writedowns and bad debt provisions	3,141	3,359
Amortization of debt issuance costs	451	414
Equity in earnings of investees	(806)	(667)
Other	260	164
Changes in assets and liabilities:
Accounts receivable	79,743	47,745
Client payables	(188,676)	11,146
Inventory	7,003	5,063
Changes in other operating assets and liabilities (see Note 12)	(75,804)	(98,658)
Net cash used by operating activities	(155,603)	(19,600)
Investing Activities:
Funding of notes receivable	(17,730)	(33,187)
Collections of notes receivable	96,919	46,104
Capital expenditures	(9,143)	(4,692)
Acquisitions, net of cash acquired	(5,702)	—
Distributions from investees	1,684	1,700
Proceeds from company-owned life insurance	—	2,100
Settlement of net investment hedges (see Note 9)	—	29,210
Other	(64)	75
Net cash provided by investing activities	65,964	41,310
Financing Activities:
Proceeds from credit facility borrowings	45,000	5,500
Repayments of credit facility borrowings	(176,500)	(22,000)
Repayments of York Property Mortgage	(2,015)	(1,932)
Settlement of 2022 Senior Notes, including call premium	(307,875)	—
Debt issuance and other borrowing costs	(88)	(7)
Repurchases of common stock	(21,001)	—
Dividends paid	—	(2,367)
Funding of employee tax obligations upon the vesting of share-based payments	(9,163)	(13,587)
Net cash used by financing activities	(471,642)	(34,393)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,427	1,893
Decrease in cash, cash equivalents, and restricted cash	(553,854)	(10,790)
Cash, cash equivalents, and restricted cash at beginning of period	923,926	556,201
Cash, cash equivalents, and restricted cash at end of period	$370,072	$545,411
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See Note 9 for information regarding derivative financial instruments designated as net investment hedges.
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Company Overview—Sotheby's (or the "Company") offers collectors the opportunity to connect with and transact in the world's most extraordinary art and luxury goods, which in this report may collectively be referred to as "art," "works of art," "artwork," or "property." Auctioneers since 1744, today we present auctions in ten different salesrooms, including New York, London, Hong Kong and Paris, and Sotheby’s BidNow program allows clients to view all auctions live online and place bids from anywhere in the world. We also offer collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
Accounting Principles—The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the management of Sotheby’s in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In our opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The interim results presented in our Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year. See Note 2 for information about the seasonality of our business. We urge you to read these unaudited Condensed Consolidated Financial Statements in conjunction with the information included in our 2017 Form 10-K filed with the SEC on March 1, 2018.
Principles of Consolidation—The unaudited Condensed Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture in which we have a controlling 80% ownership interest. The net loss attributable to the minority owner of Sotheby's Beijing is reported as "Net Loss Attributable to Noncontrolling Interest" in our Condensed Consolidated Statements of Operations, and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of our Condensed Consolidated Balance Sheets. Intercompany transactions and balances among our subsidiaries are eliminated in consolidation.
Equity investments through which we may significantly influence, but not control, the investee, are accounted for using the equity method. Under the equity method, our share of investee earnings or losses is recorded in our Condensed Consolidated Statements of Operations within Equity in Earnings of Investees. Our interest in the net assets of these investees is recorded on our Condensed Consolidated Balance Sheets within Other Long-Term Assets. Our equity method investees include: (i) Acquavella Modern Art ("AMA"), a partnership through which a collection of fine art is being sold, (ii) RM Sotheby's, an auction house for investment-quality automobiles, and (iii) a partnership formed in the second quarter of 2017 through which artworks are being purchased and sold.
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

Revenue Recognition—In May 2014, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update ("ASU") which amends revenue recognition guidance and requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is codified in U.S. GAAP under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.
We adopted ASC 606 on January 1, 2018 using the full retrospective method. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain revenues and expenses previously reported on a net basis in our Condensed Consolidated Statements of Operations. Specifically, the following items previously reported on a net basis within Agency Commissions and Fees are now reported on a gross basis within Agency Direct Costs: (i) fees owed to the counterparties in auction guarantee risk sharing arrangements and (ii) fees owed to third parties who introduce us to auction or private sale consignors. In addition, consignor expense recoveries and buyer shipping fees previously reported on a net basis within Agency Direct Costs are now reported on a gross basis within Agency Commission and Fees. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of the retrospective adoption of ASC 606 on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.
Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which updated the guidance on how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. We retrospectively adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 changed how we classify cash proceeds received from our investment in company-owned life insurance ("COLI"), which is held in a rabbi trust and used to fund certain deferred compensation liabilities. Prior to the adoption of ASU 2016-15, COLI proceeds were classified as cash inflows from operating activities, but are now classified as cash inflows from investing activities. The adoption of ASU 2016-15 also required us to make certain accounting policy elections with respect to the statement of cash flows. First, ASU 2016-15 clarifies that COLI premiums paid may be classified as cash outflows from operating or investing activities, or a combination of both. In connection with the adoption of ASU 2016-15, we made an accounting policy election to classify COLI premiums paid as cash outflows from operating activities, consistent with our previous presentation of such payments. Second, ASU 2016-15 allows distributions received from equity method investees to be classified using either the cumulative earnings approach or the nature of distribution approach. In connection with the adoption of ASU 2016-15, we made an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach, consistent with our previous presentation of such distributions. The other aspects of ASU 2016-15 did not result in a change to our existing accounting policies for the preparation of the statement of cash flows. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2016-15 on our Condensed Consolidated Statements of Flows for the three months ended March 31, 2017.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to add and clarify guidance on the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In particular, ASU 2016-18 requires that restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period totals disclosed in the statement of cash flows. Transfers between restricted and unrestricted cash accounts are not to be reported within the statement of cash flows. Only restricted cash receipts or payments directly with third parties are to be reported in the statement of cash flows as either an operating, investing, or financing activity, depending on the nature of the transaction. We retrospectively adopted ASU 2016-18 on January 1, 2018. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2016-18 on our Condensed Consolidated Statements of Flows for the three months ended March 31, 2017. (See Note 11 for information related to our restricted cash balances.)
Presentation of Pension and Postretirement Costs—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic pension cost be presented in the same statement of operations line item as other employee compensation costs, while the remaining components of net periodic pension cost be presented outside of operating income (loss). We retrospectively adopted ASU 2017-07 on January 1, 2018. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2017-17 on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017. (See Note 7 for information related to our defined benefit pension plan in the U.K.)

Summary of Adjustments to Prior Period Presentation—The following table summarizes the impact of the retrospective adoption of ASC 606 and ASU 2017-07 on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 (in thousands of dollars):

	As Previously Reported	ASC 606 Adjustment	ASU 2017-07 Adjustment	As Adjusted
Revenues:
Agency commissions and fees	$99,493	$11,772	$—	$111,265
Total revenues	$187,537	$11,772	$—	$199,309
Expenses:
Agency direct costs	$9,517	$11,772	$—	$21,289
Salaries and related	$64,346	$—	$1,204	$65,550
Total expenses	$200,391	$11,772	$1,204	$213,367
Operating loss	$(12,854)	$—	$(1,204)	$(14,058)
Non-operating income	$840	$—	$1,204	$2,044
Net loss attributable to Sotheby's	$(11,325)	$—	$—	$(11,325)
The following table summarizes the impact of the retrospective adoption of ASU 2016-15 and ASU 2016-18 on our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 (in thousands of dollars):

	As Previously Reported	ASU 2016-15 Adjustments	ASU 2016-18 Adjustments	As Adjusted
Operating Activities:
Changes in other operating assets and liabilities	$(96,558)	$(2,100)	$—	$(98,658)
Net cash used by operating activities	$(17,500)	$(2,100)	$—	$(19,600)
Investing Activities:
Proceeds from company-owned life insurance	$—	$2,100	$—	$2,100
Decrease in restricted cash	$31,637	$—	$(31,637)	$—
Net cash provided by investing activities	$70,847	$2,100	$(31,637)	$41,310
Financing Activities:
Increase in restricted cash related to York Property Mortgage	$(1,458)	$—	$1,458	$—
Net cash used by financing activities	$(35,851)	$—	$1,458	$(34,393)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$1,330	$—	$563	$1,893
Increase (decrease) in cash, cash equivalents, and restricted cash (a)	$18,826	$—	$(29,616)	$(10,790)
Cash, cash equivalents, and restricted cash at beginning of period (a)	$496,031	$—	$60,170	$556,201
Cash, cash equivalents, and restricted cash at end of period (a)	$514,857	$—	$30,554	$545,411

(a)	Restricted cash is included only in the adjusted balances, reflecting the retrospective adoption of ASU 2016-18.
2. Seasonality of Business
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 80% and 82% of our total annual Net Auction Sales in 2017 and 2016, respectively, with auction commission revenues comprising approximately 66% and 75%, of our total revenues, respectively. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
___________________________________________________________________
1 Represents the total hammer (sale) price of property sold at auction.

3. Segment Reporting
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby's Financial Services (or "SFS"). Thomas S. Smith, Jr, Sotheby's CEO, is our chief operating decision maker. Mr. Smith regularly evaluates financial information about each of our segments in deciding how to allocate resources and assess performance. The performance of each segment is measured based on segment (loss) income before taxes, which excludes the unallocated items highlighted in the reconciliation below.
Through our Agency segment, we accept works of art on consignment and match sellers (also known as consignors) to buyers through the auction or private sale process. In both auction and private sale transactions, we act as exclusive agent for the seller. Prior to offering a work of art for sale, we perform due diligence to authenticate and determine the ownership history and condition of the consigned artwork. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process, and RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. The Agency segment is an aggregation of the auction, private sale, and other related activities conducted by our operating segments in the Americas, Europe, and Asia, which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided.
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
Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business, brand licensing activities, and the results from certain equity method investments.
The following table presents our segment information for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

Three Months Ended March 31, 2018	Agency	SFS	All Other	Reconciling items		Total
Revenues	$179,733	$12,416	$6,182	$(2,535)	(a)	$195,796
Segment (loss) income before taxes	$(9,706)	$8,511	$1,388	$(11,661)	(b)	$(11,468)
Three Months Ended March 31, 2017
Revenues (c)	$180,191	$14,371	$6,351	$(1,604)	(a)	$199,309
Segment (loss) income before taxes	$(28,422)	$7,333	$2,466	$(667)	(b)	$(19,290)

(a)
The reconciling items related to revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(b)	The reconciling items related to segment (loss) income before taxes are detailed in the table below.

(c)	Agency segment revenue for the quarter ended March 31, 2017 has been recasted to reflect the retrospective adoption of ASC 606. See Notes 1 and 4.

The table below presents a reconciliation of total segment income (loss) before taxes to consolidated loss before taxes for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Agency	$(9,706)	$(28,422)
SFS	8,511	7,333
All Other	1,388	2,466
Segment income (loss) before taxes	193	(18,623)
Unallocated amounts and reconciling items:
Extinguishment of debt	(10,855)	—
Equity in earnings of investees (a)	(806)	(667)
Loss before taxes	$(11,468)	$(19,290)
(a) For segment reporting purposes, our share of earnings related to equity investees is included as part of loss before taxes. However, such earnings are reported separately below loss before taxes in our Condensed Consolidated Statements of Operations.
The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2018, December 31, 2017, and March 31, 2017 (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Agency	$1,774,543	$2,395,429	$1,677,373
SFS	546,044	608,713	679,918
All Other	41,875	40,566	43,640
Total segment assets	2,362,462	3,044,708	2,400,931
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	53,448	42,599	16,065
Consolidated assets	$2,415,910	$3,087,307	$2,416,996
Substantially all of our capital expenditures for the three months ended March 31, 2018, the year ended December 31, 2017, and the three months ended March 31, 2017 were attributable to the Agency segment.

4. Revenues
The Agency segment, which is our predominant source of revenue, earns commissions and fees by acting as agent for clients wishing to sell their artworks through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that are owned by Sotheby's. Outside of the Agency segment, we earn revenues from art advisory services, retail wine sales, and brand licensing activities, which are aggregated and classified within All Other for segment reporting purposes, as well as from the art-related financing activities conducted by SFS. The revenues earned by the Agency and All Other segments are accounted for in accordance with ASC 606, Revenue from Contracts with Customers, which was retrospectively adopted on January 1, 2018. The revenues earned by SFS are not within the scope of ASC 606. (See Note 1 for information regarding the retrospective adoption of ASC 606.)
The following table summarizes our revenues by segment and type for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended March 31, 2018
	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$132,130	$—	$—	$132,130
Auction related fees, net (a)	11,743	—	—	11,743
Private sale commissions	19,485	—	—	19,485
Other Agency commissions and fees	1,992	—	176	2,168
Total Agency commissions and fees	165,350	—	176	165,526
Inventory sales	14,383	—	1,853	16,236
Advisory revenues	—	—	1,250	1,250
License fee and other revenues	—	—	2,903	2,903
Total revenue from contracts with customers	179,733	—	6,182	185,915
Finance revenue:
Interest and related fees	—	9,881	—	9,881
Total revenues	$179,733	$9,881	$6,182	$195,796

	Three Months Ended March 31, 2017
	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$90,616	$—	$—	$90,616
Auction related fees, net (a)	5,453	—	—	5,453
Private sale commissions	13,220	—	—	13,220
Other Agency commissions and fees	1,976	—	—	1,976
Total Agency commissions and fees	111,265	—	—	111,265
Inventory sales	68,926	—	2,451	71,377
Advisory revenues	—	—	1,398	1,398
License fee and other revenues	—	—	2,502	2,502
Total revenue from contracts with customers	180,191	—	6,351	186,542
Finance revenue:
Interest and related fees	—	12,767	—	12,767
Total revenues	$180,191	$12,767	$6,351	$199,309

(a)	Auction Related Fees, net includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.

Auction Commissions—In our role as auctioneer, we accept works of art on consignment and match sellers (also known as consignors) to buyers through the auction process. In an auction transaction, we act as exclusive agent for the seller. The terms of our arrangement with the seller are stipulated in a consignment agreement, which, among other things, entitles us to collect and retain an auction commission as compensation for our service. Our auction commission includes a premium charged to the buyer and, to a lesser extent, a commission charged to the seller, both of which are calculated as a percentage of the hammer price of the property sold at auction. In certain situations, in order to secure a high-value consignment, we may not charge a seller's commission and/or may share a portion of our buyer's premium with the seller. In situations when we share a portion of our buyer's premium with the seller, our auction commission revenue is recorded net of the amount paid to the seller.
Prior to the date of the auction, we perform a number of activities in connection with our obligations under an auction consignment agreement, which may include: (i) transporting the consigned artwork to the location of the auction sale; (ii) performing due diligence to authenticate and determine the ownership history and condition of the consigned artwork; (iii) preparing the consigned artwork for auction (e.g., framing and cleaning); (iv) preparing catalogue content related to the consigned artwork (e.g., photography and description of the artwork); (v) marketing the artwork through exhibitions and advertising campaigns; (vi) establishing presale estimates for the consigned artwork in response to an assessment of buyer demand and overall market conditions; and (vii) conducting pre-auction bidder registration and qualification. The services associated with these activities are necessary components of our auction service, which culminates in the creation of a public marketplace for the sale and purchase of art that, if successful, results in the matching of the seller to a buyer upon the fall of the auctioneer's hammer.
Upon the fall of the auctioneer's hammer, the highest bidder becomes legally obligated to pay the aggregate purchase price (i.e., the hammer price plus buyer's premium) and the consignor is legally obligated to relinquish the property in exchange for the net sale proceeds (i.e., the hammer price less any seller's commission and expense recoveries). However, if the bidding for an individual artwork does not reach its reserve price (i.e., the confidential minimum hammer price at which the consignor has agreed to sell), the sale is not completed, and we are not entitled to collect a commission. Accordingly, the consignor receives the benefit of our auction service only when the sale is completed, upon the fall of the auctioneer's hammer, at which point in time we recognize our auction commission revenue.
Under the standard terms and conditions of our auction sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale is cancelled, and the property is returned to the consignor. We continually evaluate the collectability of amounts due from individual buyers and only recognize auction commission revenue when the collection of the amount due from the buyer is probable. If we determine that payment from the buyer is not probable, a cancelled sale is recorded in the period in which that determination is made and the associated Accounts Receivable balance, including our auction commission, is reversed. Our judgments regarding the collectability of Accounts Receivable are based on an assessment of the buyer's payment history, discussions with the buyer, and the value of any property held as security against the buyer's payment obligation. Our judgments with respect to the collectability of amounts due from buyers for auction purchases may prove, with the benefit of hindsight, to be incorrect. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction.
For artworks purchased at auction, the buyer is provided a five-year guarantee of authenticity. Subject to certain limitations, this guarantee generally attests to the authorship of the artwork. In the event a valid claim is made by the buyer under the authenticity guarantee, the sale is rescinded and we are obligated to refund the aggregate purchase price to the buyer. In these circumstances, the consignor is obligated to return any net sale proceeds paid to them. Outside of a valid authenticity claim, the buyer has no right to rescind an auction sale. The authenticity guarantee provided to the auction buyer is a product warranty that is associated with the provision of our auction service; it may not be purchased separately and does not provide an additional service to the buyer.
Auction Guarantee Overage (Shortfall)—From time-to-time, in the ordinary course of business, we will provide a guarantee to the consignor that their consigned artwork will achieve a specified minimum sale price at auction. This type of arrangement is known as an auction guarantee. If the property offered under an auction guarantee sells above the minimum guaranteed price, we are generally entitled to a share of the overage. In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the shortfall between the sale price at auction and the amount of the auction guarantee. If the property offered under the auction guarantee does not sell, we must pay the amount of the auction guarantee to the consignor and then take ownership of the unsold property and may recover the amount paid through its future sale. In certain limited situations, if the guaranteed property fails to sell at auction or if the purchaser defaults, the consignor has the right to cancel the auction guarantee and retain the property.
In situations when an item of guaranteed property does not sell and we take ownership of the property, it is taken into Inventory and recorded on our balance sheet at the lower of its cost (i.e., the amount paid under the auction guarantee) or our estimate of the property’s net realizable value (i.e., the expected sale price upon its eventual disposition).

We may reduce our financial exposure under auction guarantees through contractual risk sharing arrangements. Such auction guarantee risk sharing arrangements include irrevocable bid arrangements and, from time-to-time, partner sharing arrangements.
An irrevocable bid is an arrangement under which a counterparty irrevocably commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive, as their fee, a share of the buyer's premium earned on the sale and/or a share of any auction guarantee overage. Such fees paid to irrevocable bid counterparties are recorded within Agency Direct Costs in the period of the sale. If the irrevocable bid is the winning bid, the counterparty may sometimes receive a fee as compensation for providing the irrevocable bid. This fee is netted against the counterparty's obligation to pay the full purchase price (i.e., the hammer price plus buyer's premium) and is recorded as a reduction to our auction commission revenue in the period of the sale.
In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee, if the property sells for less than the minimum guaranteed price, or (ii) a share of the minimum guaranteed price if the property does not sell, while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, if the property sells, the counterparty in a partner sharing arrangement is generally entitled to receive, as their fee, a share of the buyer's premium earned on the sale and/or a share of any auction guarantee overage. Such fees paid to the counterparties in auction guarantee partner sharing arrangements are recorded within Agency Direct Costs in the period of the sale.
Similar to a standard auction transaction, for property sold under an auction guarantee, the consignor receives the benefit of our auction service only when the sale is completed, upon the fall of the auctioneer's hammer, at which point in time we recognize our auction commission revenue and any auction guarantee overage or shortfall. In the event that the property offered under an auction guarantee sells for a hammer price that is less than the minimum guaranteed price, the amount of the shortfall is recorded net of any buyer’s premium commission earned on the sale. An auction guarantee shortfall may also be recognized prior to the date of the auction if we determine that it is probable that the expected selling price of the property, including buyer's premium, will not exceed the amount of the auction guarantee.
Consignor Expense Recoveries—We incur various direct costs in the fulfillment of our auction service. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. Auction consignment agreements sometimes permit us to recover all or a portion of these costs from the consignor through a deduction from their net sale proceeds if the item is sold at auction. Such recoveries are recognized as revenue in the period of the auction sale.
Buyer Shipping Fees—Auction buyers may be charged a fee for shipping services associated with their purchased property. Such fees are recognized as revenue in the period when the shipping service is provided.
Private Sale Commissions—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are generally initiated by a client wishing to sell their artwork (i.e., the consignor) with Sotheby's acting as their exclusive agent in the transaction. Such arrangements are evidenced by a legally binding consignment agreement between us and the seller, which outlines the terms of the arrangement, including the desired sale price and the amount or rate of commission that we may earn if a sale is completed, as well as, in certain instances, the period of time over which the artwork may be offered for private sale. The terms of the private sale consignment agreement create our sole performance obligation, which is to broker a legally binding sale of the consigned artwork to a qualified buyer as exclusive agent for the seller.
In connection with our efforts to fulfill our performance obligation under a private sale consignment agreement, we perform a number of activities, which may include: (i) transporting the consigned artwork to the location of the sale; (ii) performing due diligence to authenticate and determine the ownership history and condition of the consigned artwork; (iii) preparing the consigned artwork for sale (e.g., framing and cleaning); (iv) providing advice as to an appropriate asking price for the consigned artwork in response to an assessment of buyer demand and overall market conditions; (v) marketing the artwork to a select group of potential buyers or through theme-based private sale exhibitions; and (vi) completing all relevant administrative tasks related to completion of the sale.
In certain situations, when completing a private sale, we may execute a legally binding agreement with the buyer stipulating the terms pursuant to which the buyer will purchase the consigned artwork. In situations when a legally binding buyer agreement is not executed, only an invoice is issued to provide the buyer with the information necessary for finalizing the transaction (e.g., the amount owed and any associated taxes and royalties, the payment due date, payment instructions, etc.).

The consignor receives the benefit of our private sale service only upon the completion of a legally binding sale. For private sales where we execute a buyer agreement, the consignor receives the benefit of our private sale service and revenue is recognized at the point in time when the agreement is signed by the buyer. At this point in time, the buyer becomes legally obligated to pay the purchase price and the consignor is legally obligated to relinquish the property in exchange for the net sale proceeds (i.e., the purchase price less our commission). In the absence of an executed buyer agreement, the consignor receives the benefit of our private sale service and revenue is recognized at the point in time when the full purchase price is paid by the buyer. At this point in time, we have performed all of our service obligations in the transaction and the consignor is legally obligated to relinquish the property in exchange for the net sale proceeds. If we are not successful in completing a sale according to the terms of the private sale consignment agreement, we are not entitled to collect a commission.
For artworks purchased in a private sale transaction, the buyer is provided a guarantee of authenticity for a period of up to five years. Subject to certain limitations, this guarantee generally attests to the authorship of the artwork. In the event a valid claim is made by the buyer under the authenticity guarantee, the sale is rescinded and we are obligated to refund the purchase price to the buyer. In these circumstances, the consignor is obligated to return any net sale proceeds paid to them. Outside of a valid authenticity claim, the buyer has no right to rescind a completed private sale. The authenticity guarantee provided to the buyer is a product warranty that is associated with the provision of our private sale service; it may not be purchased separately and does not provide an additional service to the buyer.
Other Agency Commissions and Fees—From time-to-time, we earn commissions and fees connected with sales of art brokered by third parties. These commissions and fees are recognized at a point in time in the period when we receive confirmation from the third parties that the sale has been completed.
Inventory Sales—From time-to-time, the Agency segment earns revenue from the sale of: (i) artworks that have been obtained as a result of the failure of guaranteed property to sell at auction; (ii) artworks that have been purchased opportunistically, including property acquired for sale at auction; and (iii) other objects obtained incidental to the auction process (e.g., as a result of buyer default).
Inventory sales may be consummated through either a private sale transaction or through an auction sale. For artworks that are sold privately, an executed agreement with the buyer is used to document the terms and conditions of the transaction. For artworks that are sold at auction, the sale is completed pursuant to the conditions of sale published in the corresponding auction catalogue. Regardless of the method of sale, title and control of the artwork are transferred to the buyer only upon payment of the full purchase price. Accordingly, sales of inventory are recognized at a point in time in the period when title and control of the artwork is transferred to the buyer.
Advisory Revenues—Advisory revenues consist of fees earned from providing art-related advice to certain clients. These arrangements may be evidenced by a legally binding written retainer agreement with the client, which outlines the nature of the services to be provided and the amount of fees to be earned. Advisory retainer agreements are typically one year in duration. Advisory services are also sometimes provided on the basis of a verbal agreement with the client. For advisory arrangements with written retainer agreements, revenues are recognized ratably over time, based on the contractual period and as services are provided to the client. In the absence of a written retainer agreement, revenue recognition is deferred until we have performed our substantive service obligations and the client has made payment for those services, thereby evidencing the terms of the arrangement.
License Fee Revenues—Prior to 2004, we were engaged in the marketing and brokerage of luxury residential real estate sales through Sotheby's International Realty ("SIR"). In 2004, we sold SIR to a subsidiary of Realogy Corporation ("Realogy"), formerly Cendant Corporation. In conjunction with the sale, we entered into an agreement with Realogy to license the SIR trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the "Realogy License Agreement"). The Realogy License Agreement is applicable worldwide.The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. We also license the Sotheby's name for use in connection with the art auction business in Australia, and art education services in the U.S. and the U.K. The license fees earned from these arrangements are sales-based and are recognized in the periods in which the underlying sales occur.
Sales, Use and Value-Added Taxes—Sales, use and value-added taxes assessed by governmental authorities that are both imposed on and concurrent with revenue-producing transactions between us and our clients are reported on a net basis within revenues.
Resale Royalties—In certain foreign jurisdictions, various resale royalties and other fees are imposed on auctioneers upon the completion of an auction sale. These royalties and fees are reported on a gross basis within Agency Direct Costs.

Contract Balances—Following the completion of an auction or private sale, we invoice the buyer for the aggregate purchase price of the property, which includes our buyer's premium or private sale commission, as well as any applicable taxes and royalties. The amount owed by the buyer is recorded within Accounts Receivable, and the amount of net sale proceeds due to the seller is recorded within Client Payables. Upon collection from the buyer, we are obligated to remit the net proceeds to the seller after deducting our commissions and related fees, as well as any applicable taxes and royalties, which are ultimately paid to the appropriate taxing authority or royalty association.
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
In the limited circumstances when the buyer's payment due date is extended to a date that is beyond one year from the sale date, if the seller does not provide matched payment terms (i.e., we pay the seller before receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable on our Condensed Consolidated Balance Sheets. See Note 5 for information on Agency segment Notes Receivable.
When the buyer's due date is extended to a date that is one year or less from the sale date, as a practical expedient, we do not record a discount to our commission to account for the effects of the financing component. However, in the limited circumstances when the buyer's due date is extended to a date that is beyond one year from the sale date, we record a discount to our commission revenue to reflect the financing component, if material.
The table below summarizes the balances related to our contracts with customers as of and for the periods ended March 31, 2018 and 2017 (in thousands of dollars):

	March 31, 2018	March 31, 2017
Accounts Receivable
Balance as of beginning of period	$783,706	$424,418
Balance as of end of period	$716,330	$381,808
Increase/(decrease)	$(67,376)	$(42,610)
Client Payables
Balance as of beginning of period	$996,197	$511,876
Balance as of end of period	$820,374	$532,288
Increase/(decrease)	$(175,823)	$20,412
The balances of Accounts Receivable presented in the table above relate almost entirely to amounts due from auction and private sale buyers. To a much lesser extent, they also include amounts owed to us in relation to our advisory services and brand licensing activities. Interest and related fees due to SFS, which are recorded within Accounts Receivable on our Condensed Consolidated Balance Sheets, are excluded from this table because they are not considered to be contract balances under ASC 606.
For the three months ended March 31, 2018, the net decreases in Accounts Receivable and Client Payables are due in part to sale proceeds collected from buyers and paid to sellers in respect of auctions occurring late in 2017, partially offset by amounts related to auctions occurring in the current period. When compared to March 31, 2017, the balances of Accounts Receivable and Client Payables are significantly influenced by a change in the timing of our spring Modern and Contemporary Art and Wine sales in Hong Kong, which were held in the first quarter of 2018 after occurring in the second quarter in 2017.
For the three months ended March 31, 2017, the variances in Accounts Receivable and Client Payables are principally due to proceeds collected in respect of our first quarter sales of Impressionist, Modern and Contemporary Art in London which were not remitted to sellers until the second quarter of 2017.

In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the seller before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of March 31, 2018, December 31, 2017, and March 31, 2017, Accounts Receivable included $39.4 million, $92.1 million, and $13.7 million, respectively, related to situations when we paid the seller all or a portion of the net sales proceeds before payment was collected from the buyer. As of March 31, 2018, December 31, 2017, and March 31, 2017, Accounts Receivable (net) also included $23.8 million, $53.8 million, and $23.2 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
Deferred revenue balances are generally not material. However, as of March 31, 2017, our Condensed Consolidated Balance Sheets include a significant deferred revenue balance related to the sale of an item of Inventory. (See Note 10.)
Contract Costs—We incur various direct costs in the fulfillment of our auction services. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. A large portion of these costs are funded prior to the auction and are recorded on our Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the auction sale when they are expensed to Direct Costs of Services in the Condensed Consolidated Statements of Operations. As of March 31, 2018, December 31, 2017, and March 31, 2017, the contract cost balances recorded within Prepaid Expenses and Other Current Assets were $9.7 million, $9.6 million, and $9.1 million, respectively.
5. Notes Receivable
Sotheby's Financial Services—SFS makes term loans secured by artworks that are not presently intended for sale, allowing us to establish or enhance mutually beneficial relationships with art collectors. Term loans may also generate future auction or private sale consignments through the sale of the collateral at the conclusion of the loan and/or through future purchases of new property by the borrower. In certain situations, term loans are made to refinance the accounts receivable balances generated by the auction and private sale purchases of our clients. Term loans normally have initial maturities of up to two years and typically carry a variable market rate of interest. To a much lesser extent, SFS also makes consignor advances secured by artworks that are contractually committed, in the near term, to be offered for sale through the Agency segment. Consignor advances allow sellers to receive funds upon consignment for an auction or private sale that will occur up to one year in the future and normally have short-term maturities.
The lending activities of SFS are funded by cash balances, including amounts generated by the Agency segment, and borrowings drawn from the SFS Credit Facility, a dedicated revolving credit facility (see Note 8).
As of March 31, 2018, December 31, 2017, and March 31, 2017, the net Notes Receivable balance of SFS was $513.5 million, $590.6 million, and $666.5 million, respectively. As of March 31, 2018, December 31, 2017, and March 31, 2017, the total net Notes Receivable balance of SFS included $47.2 million, $54.4 million, and $85.5 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the three months ended March 31, 2018 and 2017, SFS issued $7.8 million and $1.7 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2018 and 2017, such repayments totaled $15 million and $4.9 million, respectively.
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
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of March 31, 2018, December 31, 2017, and March 31, 2017 (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Secured loans	$513,482	$590,609	$666,456
Low auction estimate of collateral	$1,295,353	$1,369,235	$1,375,569
Aggregate LTV ratio	40%	43%	48%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of March 31, 2018, December 31, 2017, and March 31, 2017 (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Secured loans with an LTV ratio above 50%	$121,599	$168,116	$273,895
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$209,933	$269,063	$481,711
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	58%	62%	57%
The table below provides other credit quality information regarding secured loans made by SFS as of March 31, 2018, December 31, 2017, and March 31, 2017 (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Total secured loans	$513,482	$590,609	$666,456
Loans past due	$65,436	$62,570	$103,672
Loans more than 90 days past due	$36,341	$56,087	$88,430
Non-accrual loans	$23,658	$—	$160
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,209	1,253	1,275
Total allowance for credit losses - secured loans	$1,209	$1,253	$1,275
We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of March 31, 2018, $65.4 million of the net Notes Receivable balance was past due, of which $36.3 million was more than 90 days past due. We are continuing to accrue interest on $41.8 million of past due loans and, as of March 31, 2018, the collateral securing such loans had a low auction estimate of approximately $158.6 million, resulting in an LTV ratio of approximately 26%. In consideration of expected loan renewals, loan payments, collateral sales to date for which the proceeds have not yet been collected from the buyer, as well as the value of the remaining collateral and our current collateral disposal plans, we believe that the principal and interest amounts owed for these past due loans will be collected.

A non-accrual loan is a loan for which future Finance revenue is not recorded due to our determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of January 1, 2018, one of the past due loans included in the table above was placed on non-accrual status. In the first quarter of 2018, our investment in this loan was reduced by $24 million as the result of proceeds collected from collateral sales. As a result, as of March 31, 2018, our recorded investment in the loan was approximately $25.5 million, consisting of the $23.7 million principal balance and $1.8 million in accrued interest. Subsequent to March 31, 2018 and through May 3, 2018, collateral sale proceeds of $4.6 million were collected in respect of this loan, and $4.1 million of additional proceeds from completed collateral sales are expected to be collected from auction and private sale buyers later in 2018. Following the collection of these collateral sale proceeds, our recorded investment in the loan will be $15 million, and the loan will have an LTV of approximately 100% (excluding any auction and private sale commissions to be earned by the Agency segment on future collateral sales). The remaining collateral related to this loan is expected to be offered for auction and private sales throughout the remainder of 2018.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of March 31, 2018, December 31, 2017, and March 31, 2017, there were no impaired loans outstanding.
As of March 31, 2018, unfunded commitments to extend additional credit through SFS were approximately $49.2 million.
Agency Segment—We are obligated under the terms of certain auction guarantees to advance a portion of the guaranteed amount prior to the auction. Such auction guarantee advances are recorded on our Condensed Consolidated Balance Sheets within Notes Receivable (net). As of March 31, 2018 and December 31, 2017, there were no auction guarantee advances outstanding. As of March 31, 2017, auction guarantees outstanding totaled $4 million. See Note 18 for additional information related to auction guarantees.
As discussed above, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. As of March 31, 2018, Notes Receivable (net) within the Agency segment included $2.4 million of such amounts reclassified from Accounts Receivable (net), against which we hold approximately $2.4 million of collateral. As of December 31, 2017 and March 31, 2017, Notes Receivable (net) within the Agency segment included $2.7 million, $2.5 million of such reclassified amounts, against which we held $3.1 million of collateral. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2018 there were no such repayments. For the three months ended March 31, 2017, such repayments totaled $0.6 million, respectively.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of March 31, 2017, such loans totaled $3.6 million. In the fourth quarter of 2017, we determined one of these loans to be impaired as a result of the bankruptcy of the art dealer and recorded a credit loss of $1.5 million in the period. We have commenced legal proceedings against one of the individuals who personally guaranteed this loan. As of March 31, 2018 and December 31, 2017, we had one loan outstanding of this type with a balance of $2.1 million. We are no longer accruing interest on this loan, but we believe that the recorded balance of this loan is collectible.
Other—In the second quarter of 2013, we sold our interest in an equity method investee for $4.3 million. The sale price was funded by an upfront cash payment of $0.8 million and the issuance of a $3.5 million unsecured loan. This loan had a variable market rate of interest, required monthly payments during the loan term, and was initially scheduled to mature in December 2018. As of March 31, 2017, the carrying value of this loan was approximately $2.1 million. The remaining balance of the loan was repaid in the second quarter of 2017.

Allowance for Credit Losses—During the period January 1, 2018 to March 31, 2018, activity related to the Allowance for Credit Losses by segment was as follows (in thousands of dollars):

	SFS	Agency	Total
Balance as of January 1, 2018	$1,253	$1,525	$2,778
Change in loan loss provision based on historical data	(44)	—	(44)
Balance as of March 31, 2018	$1,209	$1,525	$2,734

6. Goodwill and Intangible Assets
Goodwill—For the three months ended March 31, 2018 and 2017, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of January 1	$44,396	$6,151	$50,547	$43,878	$6,151	$50,029
Goodwill acquired	5,109	—	5,109	—	—	—
Foreign currency exchange rate changes	175	—	175	68	—	68
Ending balance as of March 31	$49,680	$6,151	$55,831	$43,946	$6,151	$50,097
On February 2, 2018, we acquired Viyet, an online marketplace for interior design specializing in vintage and antique furniture, decorative objects, and accessories. This acquisition complements and enhances our online sales program, and provides an additional sale format to offer clients.
Intangible Assets—As of March 31, 2018, December 31, 2017, and March 31, 2017, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	March 31, 2018	December 31, 2017	March 31, 2017
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - Art Advisory Partners	8 years	10,800	10,800	10,800
Non-compete agreements - Art Advisory Partners	6 years	3,060	3,060	3,060
Artworks database (b)	10 years	1,200	1,200	1,125
Technology (c)	4 years	4,461	—	—
Total intangible assets subject to amortization		19,521	15,060	14,985
Accumulated amortization		(4,527)	(3,892)	(2,409)
Total amortizable intangible assets (net)		14,994	11,168	12,576
Total intangible assets (net)		$15,318	$11,492	$12,900

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)
Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and a subsequent cash payment made in the third quarter of 2017.

(c)	Relates to taste-based image recognition and recommendation technologies acquired in the first quarter of 2018.
For the three months ended March 31, 2018 and 2017, amortization expense related to intangible assets was approximately $0.6 million and $0.5 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the March 31, 2018 balance sheet date are as follows (in thousands of dollars):

Period	Amount
April 2018 to March 2019	$3,095
April 2019 to March 2020	$3,095
April 2020 to March 2021	$3,095
April 2021 to March 2022	$2,782
April 2022 to March 2023	$1,470

7. Defined Benefit Pension Plan
We sponsor a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"), which was closed to future service cost accruals on April 30, 2016. For the three months ended March 31, 2018 and 2017, the components of the net pension credit for the U.K. Pension Plan recorded within Non-Operating Income in our Condensed Consolidated Statements of Operations were as follows (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Interest cost	$1,981	$1,938
Expected return on plan assets	(2,902)	(3,407)
Prior service cost	—	15
Amortization of actuarial loss	125	273
Amortization of prior service cost	(26)	(23)
Net pension credit	$(822)	$(1,204)
8. Debt
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
The maximum aggregate borrowing capacity of the Credit Agreement, which is subject to a borrowing base, is $1.1 billion, with $300 million committed to the Agency segment and $800 million committed to SFS. The borrowing capacity of the Agency Credit Facility includes a $50 million incremental revolving credit facility with higher advance rates against certain assets and higher commitment and borrowing costs (the "Incremental Facility") with a maturity date of August 22, 2018. This maturity date may be extended for an additional 365 days on an annual basis with the consent of the lenders who agree to extend their commitments under the Incremental Facility. There were no borrowings outstanding under the Incremental Facility as of March 31, 2018, December 31, 2017, and March 31, 2017.
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
The borrowing base under the Agency Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying values of certain auction guarantee advances (see Note 5), a percentage of the carrying value of certain inventory, a percentage of the carrying value of certain extended payment term receivables arising from auction or private sale transactions (see Note 4), and the fair value of certain of our trademarks. The borrowing base under the Incremental Facility is determined by a calculation that is based on a percentage of the carrying values of certain inventory and the fair value of certain of our trademarks. The borrowing base under the SFS Credit Facility is determined by a calculation that is primarily based upon a percentage of the carrying value of certain SFS loans (see Note 5) and the fair value of certain of our trademarks.
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

The Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on capital expenditures, limitations on indebtedness, and limitations on the use of proceeds from borrowings under the Credit Agreements. The Credit Agreements also contain a $600 million limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk sharing arrangements).
The Credit Agreement does not limit dividend payments and common stock repurchases provided that, both before and after giving effect thereto: (i) there are no events of default, (ii) the aggregate available borrowing capacity equals or exceeds $100 million, and (iii) the Liquidity Amount, as defined in the Credit Agreement, equals or exceeds $200 million. The Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2018.
Since August 2009, we have incurred aggregate fees of approximately $21.8 million in conjunction with the establishment of and subsequent amendments to the Credit Agreement. These fees are being amortized on a straight-line basis through the August 22, 2020 maturity date of the Credit Agreement. As of March 31, 2018, $5 million of such unamortized fees are included within Other Long-Term Assets on our Condensed Consolidated Balance Sheets.

The following tables summarize information related to the Credit Agreement as of and for the periods ended March 31, 2018, December 31, 2017, and March 31, 2017 (in thousands of dollars):

As of and for the three months ended March 31, 2018	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity (a)	$300,000		$800,000		$1,100,000
Borrowing base	$135,449		$414,534		$549,983
Borrowings outstanding	$—		$65,000		$65,000
Available borrowing capacity (b)	$135,449		$349,534		$484,983
Average borrowings outstanding	$—		$148,478		$148,478
Borrowing Costs:
Interest	$—	(c)	$1,181	(d)	$1,181
Fees	683	(c)	1,082	(d)	1,765
Total	$683		$2,263		$2,946

As of and for the year ended December 31, 2017	Agency Credit Facility	SFS Credit Facility	Total
Maximum borrowing capacity (a)	$300,000	$800,000	$1,100,000
Borrowing base	$148,299	$457,628	$605,927
Borrowings outstanding	$—	$196,500	$196,500
Available borrowing capacity (b)	$148,299	$261,128	$409,427
Average borrowings outstanding	$—	$479,367	$479,367

As of and for the three months ended March 31, 2017	Agency Credit Facility		SFS Credit Facility		Total
Maximum borrowing capacity (a)	$300,000		$1,035,000		$1,335,000
Borrowing base	$149,215		$562,856		$712,071
Borrowings outstanding	$—		$548,500		$548,500
Available borrowing capacity (b)	$149,215		$14,356		$163,571
Average borrowings outstanding	$—		$562,439		$562,439
Borrowing Costs:
Interest	$—	(c)	$4,318	(d)	$4,318
Fees	679	(c)	719	(d)	1,398
Total	$679		$5,037		$5,716

(a)
On October 2, 2017, we reduced the borrowing capacity of the SFS Credit Facility by $235 million. This reduction, which was entirely at our option and as part of our ongoing capital allocation analysis, was executed in order to reduce facility fees for unused borrowing capacity.

(b)	The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.

(c)	Borrowing costs related to the Agency Credit Facility, which include interest and fees, are reflected in our Condensed Consolidated Statements of Operations as Interest Expense.

(d)
Borrowing costs related to the SFS Credit Facility are reflected in our Condensed Consolidated Statements of Operations within Cost of Finance Revenues. For the three months ended March 31, 2018 and 2017, the weighted average cost of borrowings related to the SFS Credit Facility was approximately 6.1% and 3.6%.

Long-Term Debt—As of March 31, 2018, December 31, 2017, and March 31, 2017, Long-Term Debt consisted of the following (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
York Property Mortgage, net of unamortized debt issuance costs of $4,292, $4,545 and $5,303	$268,794	$270,556	$307,533
2022 Senior Notes, net of unamortized debt issuance costs of $0, $2,998, and $3,480	—	297,002	296,520
2025 Senior Notes, net of unamortized debt issuance costs of $5,425, $5,623 and $0	394,575	394,377	—
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010, $1,010, and $1,010	(12,381)	(11,930)	(6,711)
2022 Senior Notes, net of unamortized debt issuance costs of $0, $2,998, and $0	—	(297,002)	—
Total Long-Term Debt, net	$650,988	$653,003	$597,342
See the captioned sections below for information related to the York Property Mortgage, the 2022 Senior Notes, and the 2025 Senior Notes.
York Property Mortgage—The York Property, which is our headquarters building located at 1334 York Avenue in New York, is subject to a seven-year, $325 million mortgage loan (the "York Property Mortgage") that matures on July 1, 2022. As of March 31, 2018, the outstanding principal balance of the York Property Mortgage was $273.1 million. As of March 31, 2018, the fair value of the York Property Mortgage approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per ASC 820, Fair Value Measurements.
The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future common stock repurchases. As of March 31, 2018, Sotheby's net worth was $591 million. In conjunction with this amendment, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments funded exclusively with any cash accumulated in a restricted cash management account, as discussed below, beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account associated with the York Property Mortgage. (See Note 9 for information related to the interest protection agreements that were entered into in connection with the York Property Mortgage.)
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

•
If Sotheby's corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender. The lender will retain any excess cash after monthly debt service, insurance, and taxes as security. On July 3, 2017, $7 million from the Cash Management Account was used to fund a portion of the $32 million principal prepayment of the York Property Mortgage discussed above. There have been no other payments from the Cash Management Account since its inception. As of March 31, 2018, December 31, 2017, and March 31, 2017, the Cash Management Account had a balance of $4.3 million, $3.1 million, and $6.1 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, we are required to maintain a net worth of at least $325 million, subject to a cure period.
Senior Unsecured Debt—On September 27, 2012, we issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). On December 12, 2017, we issued $400 million aggregate principal amount of 4.875% Senior Notes due on December 15, 2025 (the “2025 Senior Notes”). The net proceeds from the issuance of the 2025 Senior Notes were approximately $395.5 million, after deducting fees paid to the initial purchasers, of which $312.3 million was irrevocably deposited with a trustee for the benefit of the holders of the 2022 Senior Notes, which were redeemed using these funds on January 11, 2018, as discussed below. The $312.3 million deposited with the trustee was classified within Restricted Cash on our Condensed Consolidated Balance Sheets as of December 31, 2017. The remaining net proceeds from the issuance of the 2025 Senior Notes were used for general corporate purposes, including reductions to revolving credit facility borrowings.

Interest on the 2025 Senior Notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2018. The 2025 Senior Notes were offered only to qualified institutional buyers in accordance with Rule 144A and to non-U.S. Persons under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Holders of the 2025 Senior Notes do not have registration rights, and the 2025 Senior Notes have not been and will not be registered under the Securities Act. The 2025 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the Credit Agreement. The 2025 Senior Notes will be redeemable, in whole or in part, on or after December 15, 2020, at specified redemption prices set forth in the underlying indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to December 15, 2020, the 2025 Senior Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2025 Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium (as defined in the underlying indenture). In addition, at any time prior to December 15, 2020, we may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 104.875% plus accrued and unpaid interest. If Sotheby's experiences a Change of Control (as defined in the underlying indenture), we must offer to repurchase all of the 2025 Senior Notes then outstanding at 101% of the aggregate principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest. The underlying indenture for the 2025 Senior Notes also contains customary covenants that limit, among other things, our ability to grant liens on our assets; enter into sale and leaseback transactions; and merge, consolidate or transfer or dispose of substantially all of our assets. The above covenants are subject to a number of exceptions and qualifications set forth in the underlying indenture.
As of March 31, 2018, the $400 million principal amount of the 2025 Senior Notes had a fair value of approximately $376.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
On January 11, 2018, we redeemed the 2022 Senior Notes for a redemption price of $312.3 million, including the $300 million principal amount plus $4.4 million of accrued interest and a call premium of $7.9 million. As a result of the redemption of the 2022 Senior Notes, we wrote-off $3 million of related unamortized debt issuance costs, which, when combined with the $7.9 million call premium, resulted in a total loss on the extinguishment of debt of $10.9 million recognized in the first quarter of 2018.
Future Principal and Interest Payments—The aggregate future principal and interest payments due under the Credit Agreement, the York Property Mortgage, and the 2025 Senior Notes during the five-year period after March 31, 2018 are as follows (in thousands of dollars):

Period	Amount
April 2018 to March 2019	$44,317
April 2019 to March 2020	$42,275
April 2020 to March 2021	$106,422
April 2021 to March 2022	$41,819
April 2022 to March 2023	$244,362
The table above assumes that the annual interest rate for the York Property Mortgage will be at the interest rate collar's floor rate of 4.167% for the remainder of the mortgage term and projects principal prepayments in reference to available forecasts of LIBOR rates for the future periods through maturity.

9. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of March 31, 2018, December 31, 2017, and March 31, 2017 (in thousands of dollars):

	Assets		Liabilities
March 31, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification		Fair Value
Cash Flow Hedges:
Interest rate swap	Other Current Assets	$377	N/A		$—
Interest rate collar	N/A	—	Other Current Liabilities		177
Interest rate collar	N/A	—	Other Long-Term Liabilities		399
Total cash flow hedges		377		—	576
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities		5,891
Total		$377			$6,467

	Assets		Liabilities
December 31, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	Other Current Assets	$339	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	666
Interest rate collar	N/A	—	Other Long-Term Liabilities	1,501
Total cash flow hedges		339		2,167
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities	3,756
Total		$339		$5,923

	Assets		Liabilities
March 31, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swaps	Other Current Assets	$330	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	1,315
Interest rate collar	N/A	—	Other Long-Term Liabilities	3,646
Total cash flow hedges		330		4,961
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	44	N/A	—
Total		$374		$4,961

In the first quarter of 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $200.2 million and realized a net gain of $29.2 million. Realized gains and losses related to the settlement of derivative financial instruments designated as net investment hedges are reflected on our Condensed Consolidated Balance Sheets within Accumulated Other Comprehensive Loss.
The following table summarizes the effect of the derivative financial instruments designated as hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Gain (Loss) Recognized in Other Comprehensive Income - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Loss	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Loss - Effective Portion
Three Months Ended March 31,	2018	2017		2018	2017
Cash Flow Hedges:
Interest rate swaps	$80	$141	Interest Expense	$(52)	$85
Interest rate collar	980	612	Interest Expense	162	—
Total cash flow hedges	1,060	753		110	85
Net Investment Hedges:
Foreign exchange contracts	(1,610)	(624)	N/A	—	—
Total	$(550)	$129		$110	$85
See the captioned sections below for information related to the derivative financial instruments designated as cash flow hedges or net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—In connection with the York Property Mortgage (see Note 8), we entered into interest rate protection agreements secured by the York Property, consisting of a 2-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a 5-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's 7-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for its remaining 7-year term. Since the effective date of the Mortgage Collar, the effective interest rate for the York Property Mortgage was the Mortgage Collar's floor rate of 4.167%.
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
As of March 31, 2018, the notional value of the Mortgage Collar was $273.1 million, which is equal to the principal balance of the York Property Mortgage on that date. For the remainder of its term, the Mortgage Collar will have a notional value that is no greater than the applicable forecasted principal balance of the York Property Mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreement(s) are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of March 31, 2018, the notional value of the SFS Swap was $63 million. See Note 8 for additional information related to the SFS Credit Facility.

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
Management performs a quarterly assessment to determine whether each of the outstanding Cash Flow Hedges continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments. As of March 31, 2018, each of the outstanding Cash Flow Hedges, including the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments.
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
Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of March 31, 2018, the aggregate notional value of our outstanding net investment hedge contracts was $49.7 million.
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

As of March 31, 2018, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $249.6 million. Notional values do not quantify risk or represent assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings. As of March 31, 2018, December 31, 2017, and March 31, 2017, the aggregate fair value of these contracts represented liabilities of $2.1 million, $0.8 million, and $0.3 million, respectively, which were recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
10. Sale of Pink Diamond
In the second quarter of 2016, we sold an undivided legal and beneficial 50% ownership interest in a Fancy Vivid Pink Diamond (the "Pink Diamond") held in Inventory for $34.2 million in cash, which was recorded on our Condensed Consolidated Balance Sheets within Other Current Liabilities. In April 2017, at our Magnificent Jewels and Jadeite Sale in Hong Kong (the "Auction"), the Pink Diamond was sold for a total purchase price of approximately $71.2 million (the "Purchase Price"). Although the Auction occurred in the second quarter of 2017, the sale was recognized in our financial statements in the third quarter of 2017 upon collection of the Purchase Price from the winning bidder in September 2017. Upon the collection of the Purchase Price, the $68.4 million carrying value of the Pink Diamond was removed from Inventory and the related $34.2 million cash payment received in the second quarter of 2016 was removed from Other Current Liabilities. The sale of the Pink Diamond resulted in a gain of approximately $0.4 million in 2017, after taking into account the associated Cost of Inventory Sales of $70.8 million, which includes amounts due to our partner in the Pink Diamond and other costs related to the sale.
11. Supplemental Condensed Consolidated Balance Sheet Information
Prepaid and Other Current Assets—As of March 31, 2018, December 31, 2017, and March 31, 2017, Prepaid Expenses and Other Current Assets consisted of the following (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Prepaid expenses	$32,444	$25,418	$29,517
Derivative financial instruments (see Note 9)	377	339	374
Insurance recoveries	—	—	20,491
Other	7,784	6,253	6,303
Total Prepaid Expenses and Other Current Assets	$40,605	$32,010	$56,685
The reduction in insurance recoveries subsequent to March 31, 2017 reflected in the table above is due to the receipt of claim proceeds, as well as the reclassification of certain insurance recoveries to Other Long-Term Assets based on our reassessment of the timing of the anticipated resolution of the matters involved.

Other Long-Term Assets—As of March 31, 2018, December 31, 2017, and March 31, 2017, Other Long-Term Assets consisted of the following (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Defined benefit pension plan asset	$114,391	$108,826	$81,341
Equity method investments (a)	46,086	46,905	42,112
Trust assets related to deferred compensation liability	29,156	26,240	24,113
Restricted cash (see Note 12)	18,662	17,916	16,559
Insurance recoveries	13,406	12,242	—
Other	15,315	15,479	20,410
Total Other Long-Term Assets	$237,016	$227,608	$184,535

(a)	Includes our equity method investments in RM Sotheby's and AMA, as well as a partnership that was formed in the second quarter of 2017 through which artworks are being purchased and sold.

Other Long-Term Liabilities—As of March 31, 2018, December 31, 2017, and March 31, 2017, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Deferred compensation liability	$28,607	$25,614	$23,340
Acquisition earn-out consideration	8,750	17,500	17,500
Interest rate collar liability (see Note 9)	399	1,501	3,646
Other	7,796	6,809	6,449
Total Other Long-Term Liabilities	$45,552	$51,424	$50,935
12. Supplemental Condensed Consolidated Cash Flow Information
Cash, Cash Equivalents, and Restricted Cash—As of March 31, 2018, December 31, 2017, and March 31, 2017, cash, cash equivalents, and restricted cash consisted of the following (in thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$335,728	$544,432	$514,857
Restricted cash, recorded within current assets:
Consignor funds held in legally segregated accounts	11,192	46,029	7,243
Funds deposited with the trustee for the redemption of the 2022 Senior Notes (see Note 8)	—	312,250	—
Cash Management Account related to the York Property Mortgage (see Note 8)	4,290	3,107	6,092
Other	200	192	660
Restricted cash, recorded within current assets	15,682	361,578	13,995
Restricted cash, recorded within other long-term assets (a)	18,662	17,916	16,559
Total restricted cash	34,344	379,494	30,554
Cash, cash equivalents, and restricted cash	$370,072	$923,926	$545,411

(a)	Restricted cash reflected within Other Long-Term Assets principally relates to $15.3 million of funds held in escrow pending the final settlement of a sale.
Changes in Other Operating Assets and Liabilities—For the three months ended March 31, 2018 and 2017, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows included the following (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Increase in:
Prepaid expenses and other current assets	$(2,588)	$(6,362)
Other long-term assets	(3,773)	(3,931)
Income tax receivables and deferred income tax assets	(12,579)	(14,597)
Decrease in:
Accounts payable and accrued liabilities and other liabilities	(57,419)	(51,114)
Accrued income taxes and deferred income tax liabilities	555	(22,654)
Total changes in other operating assets and liabilities	$(75,804)	$(98,658)

13. Shareholders' Equity and Dividends
Common Stock Repurchase Program—On February 28, 2018, the Board of Directors approved a $100 million increase to our share repurchase authorization, resulting in an updated share repurchase authorization of $195.7 million as of that date.
The following table provides information regarding our common stock repurchase program for the three months ended March 31, 2018 and 2017 (in thousands, except for per share data):

	Three Months Ended
	March 31, 2018	March 31, 2017
Shares repurchased	489	—
Aggregate purchase price	$25,340	$—
Average price per share	$51.84	$—
As of March 31, 2018, our Condensed Consolidated Balance Sheets include $4.3 million recorded within Accounts Payable and Accrued Liabilities for common stock repurchases settled after the current balance sheet date. Subsequent to March 31, 2018 and through May 2, 2018, we repurchased an additional 489,286 shares of common stock for $25.5 million ($52.02 per share) pursuant to a Rule 10b5-1 plan. As of May 2, 2018, $144.9 million remained available under the current share repurchase authorization.
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
Special Dividend—On January 29, 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. In conjunction with this special dividend, we accrued approximately $10 million for dividend equivalents owed on share-based payments to employees, which we charged to retained earnings. For the three months ended March 31, 2017, $2 million of such dividends were paid to employees upon the vesting of the share-based payments. No such dividends were paid during the three months ended March 31, 2018.

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss and the details regarding any reclassification adjustments made for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Currency Translation Adjustments
Balance at beginning of period	$(74,505)	$(89,478)
Other comprehensive income before reclassifications, net of tax of $400 and $586	7,225	2,625
Other comprehensive income	7,225	2,625
Balance at end of period	(67,280)	(86,853)
Cash Flow Hedges
Balance at beginning of period	(1,029)	(3,664)
Other comprehensive income before reclassifications, net of tax of $350 and $466	1,060	753
Reclassifications from accumulated other comprehensive loss, net of tax of $36 and $53	110	85
Other comprehensive income	1,170	838
Balance at end of period	141	(2,826)
Net Investment Hedges
Balance at beginning of period	13,559	16,618
Other comprehensive loss before reclassifications, net of tax of ($525) and ($385)	(1,610)	(624)
Other comprehensive loss	(1,610)	(624)
Balance at end of period	11,949	15,994
Defined Benefit Pension Plan
Balance at beginning of period	(491)	(13,834)
Currency translation adjustments	(25)	(229)
Other comprehensive loss before reclassifications	(25)	(229)
Prior service cost amortization, net of tax of ($4) and ($4)	(22)	(19)
Actuarial loss amortization, net of tax of $21 and $46	104	227
Reclassifications from accumulated other comprehensive loss, net of tax	82	208
Other comprehensive income (loss)	57	(21)
Balance at end of period	(434)	(13,855)
Total other comprehensive income attributable to Sotheby's	6,842	2,818
Accumulated other comprehensive loss as of March 31	$(55,624)	$(87,540)

	Three Months Ended March 31,
	2018	2017
Cash Flow Hedges
Settlements	$146	$138
Tax effect	(36)	(53)
Reclassification adjustments, net of tax	110	85
Defined Benefit Pension Plan
Prior service cost amortization	(26)	(23)
Actuarial loss amortization	125	273
Pre-tax total	99	250
Tax effect	(17)	(42)
Reclassification adjustments, net of tax	82	208
Total reclassification adjustments, net of tax	$192	$293
15. Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between March 31, 2020 and December 31, 2022. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $15.2 million as of March 31, 2018.
Guarantees of Collection—A guarantee of collection is a commitment to a consignor that, under certain conditions, Sotheby's will fund the payment of the net sale proceeds to the consignor even if the purchaser has not yet made payment. It is not a guarantee that the property will be sold at a certain minimum price. In the event that any item subject to a guarantee of collection is sold and the purchaser does not pay by the settlement date, we are required to pay the consignor the net sale proceeds, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. In certain limited circumstances, we may also have the right to recover the net sale proceeds from the consignor in the event of an ultimate purchaser default. As of March 31, 2018, we had a guarantee of collection outstanding related to property that sold for a hammer price of $27.2 million in April 2018. Through May 2, 2018, we had collected proceeds of $0.4 million from the buyer of this property. The remaining amount owed by the buyer is due to be paid in the fourth quarter of 2018.
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
16. Income Taxes
The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system that became effective on January 1, 2018, including, among other things, (i) a reduction of the U.S. corporate income tax rate from 35% to 21%, (ii) the transition to a modified territorial tax system from a worldwide tax system, (iii) limitations on the deductibility of interest expense and executive compensation, (iv) the imposition of the Base Erosion Anti-Abuse Tax (“BEAT”), a new minimum tax on international payments meant to reduce the ability of multinational companies to erode the U.S. tax base through deductible payments to related parties, and (v) the creation of two new categories of income: (a) foreign-derived intangible income (“FDII”), which is income derived from the sale of property or services to a foreign person which may be taxed at a rate lower than 21%, and (b) global intangible low taxed income (“GILTI”), which is certain income earned by foreign subsidiaries that must be included in the income of the U.S. shareholder. In addition, the Act imposed a one-time transition tax in 2017 on the mandatory deemed repatriation of certain unremitted foreign earnings as of December 31, 2017.
Soon after the Act was signed into law, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118"), which allows companies to record the income tax effects of the Act as a provisional amount based on reasonable estimates. The provisional amount is subject to adjustment as companies complete their analysis of the Act, and collect and prepare the necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, IRS, the FASB, and other standard-setting and regulatory bodies. Any such adjustments may be made within a subsequent measurement period, which should not extend beyond one year from the enactment date.
As of March 31, 2018, we have not completed our accounting for the income tax effects of the Act. However, in accordance with SAB 118, we recorded a provisional net income tax expense of approximately $1.2 million in the fourth quarter of 2017 based on reasonable estimates for those tax effects. There have been no material changes to these estimates and, accordingly, no adjustments were made to the provisional net income tax expense in the first quarter of 2018. We are continuing to gather additional information and expect to complete our accounting for the tax effects of the Act within the prescribed measurement period, which will not exceed one year from the December 22, 2017 enactment date.
We are still evaluating the GILTI provisions of the Act in order to determine whether we will make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI income in future periods or to provide for the tax expense related to GILTI in the year in which the tax is incurred. Accordingly, no deferred taxes have been provided for GILTI income.
As of March 31, 2018, our Condensed Consolidated Balance Sheets reflect a provisional income tax payable of $34.6 million (net of foreign tax credits), primarily for the one-time mandatory transition tax on unremitted foreign earnings discussed above. We elected to settle this liability in installments over eight years, as allowed by the Act. Accordingly, we have included approximately $32 million of the liability within long-term liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2018.

17. Uncertain Tax Positions
As of March 31, 2018, our liability for unrecognized tax benefits, excluding interest and penalties, was $12.4 million, representing a net decrease of $0.8 million when compared to a liability of $13.2 million as of December 31, 2017. This net decrease is primarily the result of the expiration of the statute of limitations for certain tax years and the settlement of a tax audit, partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters, and an increase due to changes in foreign exchange rates. As of March 31, 2017, our liability for unrecognized tax benefits, excluding interest and penalties, was $19.4 million.
As of March 31, 2018, December 31, 2017, and March 31, 2017, the total amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate was $4.5 million, $4.1 million, and $9.4 million, respectively. We believe it is reasonably possible that a decrease of $2.7 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2018 balance sheet date as a result of the expiration of statutes of limitations and the expected settlement of ongoing tax audits.
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
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Benefit in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018, the accrual of such interest and penalties was entirely offset by changes in foreign currency exchange rates.
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
18. Auction Guarantees
As of March 31, 2018, we had outstanding auction guarantees totaling $201.3 million. Each of the auction guarantees outstanding as of March 31, 2018 has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The majority of property related to these auction guarantees is being offered at auctions during the second quarter of 2018. Our financial exposure under these auction guarantees is reduced by $177.3 million as a result of our use of contractual risk sharing arrangements with third parties. Such risk sharing arrangements include irrevocable bid arrangements and, from time-to-time, partner sharing arrangements.
The counterparties to our auction guarantee risk sharing arrangements are typically major international art dealers or major art collectors. We could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.
Although risk sharing arrangements may be used to reduce the risk associated with auction guarantees, we may also enter into auction guarantees without securing such arrangements. In these circumstances, we could be exposed to deterioration in auction commission margins and/or auction guarantee losses if one or more of the guaranteed items fails to sell at its minimum guaranteed price. Furthermore, in such situations, our liquidity could be reduced.
(See Note 4 for additional information related to our use of auction guarantees and related risk sharing arrangements.)
We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. There were no auction guarantee advances outstanding as of March 31, 2018 and December 31, 2017. As of March 31, 2017, auction guarantee advances totaled $4 million. As of March 31, 2018, December 31, 2017, and March 31, 2017, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $6.1 million, $0.9 million, and $3.7 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets.
As of May 2, 2018, we had outstanding auction guarantees totaling $399 million and, as of that date, our financial exposure was reduced by risk sharing arrangements totaling $237 million. Each of the auction guarantees outstanding as of May 2, 2018 has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The majority of property related to these auction guarantees is being offered at auctions in the second quarter of 2018. As of May 2, 2018, we have advanced $3 million of the total guaranteed amount.

19. Share-Based Payments
Share-based payments made to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted shares, and stock options. Share-based payments are also made to members of our Board of Directors through the issuance of common stock and deferred stock units. A description of each of these share-based payments is provided below.
For the three months ended March 31, 2018 and 2017, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Pre-tax	$8,377	$6,069
After-tax	$6,639	$4,057
For the three months ended March 31, 2018 and 2017, we recognized $1.2 million and $2.6 million, respectively, in excess tax benefits related to share-based payments in our Condensed Consolidated Statements of Operations. This tax benefit represents the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
As of March 31, 2018, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $45.6 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.5 years. We do not capitalize any compensation expense related to share-based payments to employees.
Subsequent Event: Shareholder Approval of 2018 Equity Incentive Plan—The Board of Directors adopted the Sotheby’s 2018 Equity Incentive Plan (the “Equity Plan”) on February 28, 2018, which was approved by Sotheby's stockholders on May 3, 2018. The Equity Plan replaces the Sotheby’s Restricted Stock Unit Plan (as amended and restated, the "Restricted Stock Unit Plan") and the Sotheby’s 1997 Stock Option Plan (collectively, the “Prior Plans”), which are discussed in more detail below. The Equity Plan permits the issuance of restricted stock, restricted stock units, performance shares, performance share units, stock options, stock appreciation rights (or, "SAR's"), and other equity-related awards. No further awards will be granted under the Prior Plans after May 3, 2018. However, the terms and conditions of the Prior Plans and related award agreements will continue to apply to all awards granted prior to May 3, 2018 under the Prior Plans.
As of May 3, 2018, 6.2 million shares were available for future awards issued pursuant to the new Equity Plan. The Equity Plan is a fungible share plan. Each option or SAR granted under the Equity Plan will count as one share from the available share pool. Each full-value award granted under the Equity Plan, including restricted stock units and performance share units, will count as 2.14 shares from the available pool.
Restricted Stock Unit Plan—Prior to May 3, 2018, the Restricted Stock Unit Plan provided for the issuance of restricted stock units ("RSU's") and restricted shares to employees. Awards made under the Restricted Stock Unit Plan were subject to the approval of the Compensation Committee of our Board of Directors. In making awards under the Restricted Stock Unit Plan, the Compensation Committee took into account the nature of the services rendered by employees, their present and potential future contributions to Sotheby's success, and such other factors as the Compensation Committee in its discretion deemed relevant.
RSU's and restricted shares issued under the Restricted Stock Unit Plan generally vest evenly over a three-year service period. Prior to vesting, holders of RSU's and restricted shares issued under the Restricted Stock Unit Plan are entitled to receive non-forfeitable dividend equivalents and dividends, respectively, at the same rate as dividends are paid on our common stock (if and when such dividends are paid). Prior to vesting, holders of RSU's issued under the Restricted Stock Unit Plan do not have voting rights, while holders of restricted shares have voting rights. RSU's and restricted shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
For RSU's and restricted shares issued after May 3, 2018 under the new Equity Plan, dividend equivalents will generally be credited to holders of RSU's at the same rate as dividends are paid on our common stock (if and when such dividends are paid), but will only be paid for RSU's and restricted shares that vest.

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
For the three months ended March 31, 2018, the Compensation Committee approved share-based payment awards with a total grant date fair value of $32.2 million, as follows:

•
283,019 PSU's with a grant date fair value of $13.2 million and a single vesting opportunity after a three-year service period. These PSU's provide the recipient with an opportunity to vest in incremental PSU's of up to 100% of the initial units awarded subject to the achievement of certain ROIC targets, for a total maximum vesting opportunity of 200% of the initial award. The maximum number of shares of common stock that may be payable with respect to these awards is 566,038.

•	400,881 RSU's with a grant date fair value of $19 million and annual vesting opportunities over a three-year service period.
Summary of Outstanding Share-Based Payment Awards—For the three months ended March 31, 2018, changes to the number of outstanding RSU’s, PSU’s, and restricted shares were as follows (shares in thousands):

	Restricted Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,922	$36.59
Granted	684	$47.07
Vested	(519)	$38.84
Canceled	(94)	$41.74
Outstanding at March 31, 2018	1,993	$39.35
As of March 31, 2018, 2 million shares were available for future awards issued pursuant to the Restricted Stock Unit Plan. As noted above, upon stockholder approval of the new Equity Plan on May 3, 2018, 6.2 million shares were available for issuance for future awards issued pursuant to the new Equity Plan. The aggregate fair value of RSU’s and PSU's that vested during the three months ended March 31, 2018 and 2017 was $26.5 million and $36 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Prior to May 3, 2018, stock options were issued pursuant to the 1997 Stock Option Plan and were exercisable into authorized, but unissued shares of our common stock. These stock options vested evenly over four years and expired ten years after the date of grant. In the fourth quarter of 2017, the remaining 50,000 stock options that were outstanding under the 1997 Stock Option Plan were exercised at an exercise price of $22.11. As of March 31, 2018, there were no stock options outstanding or exercisable, and 104,100 shares of our common stock were available for the issuance of stock options under the 1997 Stock Option Plan. As noted above, upon stockholder approval of the new Equity Plan on May 3, 2018, 6.2 million shares were available for issuance for future awards issued pursuant to the new Equity Plan.
Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three months ended March 31, 2018 and 2017, we recognized $0.3 million and $0.2 million, respectively, within General and Administrative Expenses in our Condensed Consolidated Statements of Operations related to common stock shares awarded under the Directors Stock Plan. As of March 31, 2018, 173,671 deferred stock units were outstanding under the Directors Stock Plan and 109,997 units were available for future issuance.

20. Loss Per Share
Basic loss per share—Basic loss per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Our participating securities include unvested restricted stock units and unvested restricted shares held by employees, both of which have non-forfeitable rights to dividends. See Note 19 for information on our share-based payment programs.
Diluted loss per share—Diluted loss per share attributable to Sotheby's common shareholders is computed in a similar manner to basic loss per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Our potential common shares principally include unvested performance share units held by employees and deferred stock units held by members of our Board of Directors. See Note 19 for information on our share-based payment programs.
The table below summarizes the computation of basic and diluted loss per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,

	2018	2017
Numerator:
Net loss attributable to Sotheby’s	$(6,522)	$(11,325)
Less: Net income attributable to participating securities	—	—
Net loss attributable to Sotheby’s common shareholders	$(6,522)	$(11,325)
Denominator:
Weighted average common shares outstanding	52,464	53,016
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.12)	$(0.21)
For the three months ended March 31, 2018 and 2017, 2.2 million and 2.4 million potential common shares related to share-based payments were excluded from the computation of diluted loss per share because their inclusion in the computation would be anti-dilutive in a loss period.
21. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales. For the three months ended March 31, 2018, our Condensed Consolidated Statements of Operations include Agency Commissions and Fees of $0.2 million and Inventory Sales (and related cost of sales) of $5.3 million attributable to transactions with related parties. For the three months ended March 31, 2017, our Condensed Consolidated Statements of Operations include Agency Commissions and Fees of $3.6 million attributable to transactions with related parties.
As of March 31, 2018, December 31, 2017, and March 31, 2017, there were no related party receivable balances, and amounts owed to related party consignors totaled $1 million, $0.4 million, and $9.2 million, respectively.

22. Recent Accounting Standards Not Yet Adopted
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
Sotheby's Business
Sotheby's offers collectors the opportunity to connect with and transact in the world's most extraordinary art and luxury goods, which in this report may collectively be referred to as "art," "works of art," "artwork," or "property." Auctioneers since 1744, today we present auctions in ten different salesrooms, including New York, London, Hong Kong and Paris, and Sotheby’s BidNow program allows clients to view all auctions live online and place bids from anywhere in the world. We also offer collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby’s Financial Services (“SFS”). The Agency segment earns commissions and fees by acting as agent for clients wishing to sell their artworks through the auction or private sale process. To a much lesser extent, the Agency segment also also earns revenues from the sale of artworks that are owned by Sotheby's. SFS earns interest income and associated fees through art-related financing activities by making loans that are secured by works of art. Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, and short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business and brand licensing activities, and the results from certain equity method investments.
The global art market, like other asset classes, is influenced over time by the overall strength and stability of the global economy, the financial markets of various countries, geopolitical conditions, and world events. However, the global art market often moves independently and sometimes, counter to, general macroeconomic cycles. Ultimately, we believe that the level of activity and buoyancy of the global art market is most prominently impacted by the collective sentiment of art market participants, as well as the individual circumstances of potential sellers of art. For example, many major artworks are offered for sale only as a result of the death or financial or personal situations of the owner. In addition, in the wake of economic uncertainty, potential sellers may not be willing to offer their artworks for sale, and potential buyers may be less willing to purchase works of art. Also, in periods of market expansion, potential sellers may choose to not offer their artworks for sale in order to benefit from potential future price appreciation. Taken together, these factors cause the supply and demand for works of art to be unpredictable and may lead to significant variability in our revenues and earnings from period to period.
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

Seasonality
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 80% and 82% of our total annual Net Auction Sales in 2017 and 2016, respectively, with auction commission revenues comprising approximately 66% and 75%, of our total revenues, respectively. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
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
Business and Industry Trends
Following a period of expansion that began in late-2009 and lasted until the fourth quarter of 2015, the global art market entered a period of lower sales, particularly in the Impressionist, Modern and Contemporary Art collecting categories, which resulted in a 27% decrease in Consolidated Sales2 in 2016, when compared to 2015. However, even during this period of lower sales, collectors continued to purchase top quality works of art for strong prices and our auction sell-through rates remained encouraging. In 2017, the art market strengthened, and we achieved a 12% increase in Consolidated Sales when compared to 2016, which led to a 10% increase in agency commissions and fees. In the first quarter of 2018, the art market continued to be strong with high demand for top quality works of art.

________________
1 Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
2 Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales, as defined below.

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and 2017
Overview—For the three months ended March 31, 2018, we reported a net loss of ($6.5) million, representing a $4.8 million (42%) improvement when compared to the same period in the prior year. After excluding certain charges, Adjusted Net Income* was $5 million for the three months ended March 31, 2018 as compared to an Adjusted Net Loss* of ($11.4) million in the prior year. The comparison between the current and prior year periods is significantly influenced by a change in the timing of our spring Modern and Contemporary Art and Wine sales in Hong Kong, which were held in the first quarter of 2018 after occurring in the second quarter in 2017. This change in timing contributed $130 million in Net Auction Sales1 to current period results. Also contributing to the favorable variance in our results are improvements in our private sale commissions and in the performance of our portfolio of auction guarantees. These factors are partially offset by a higher level of certain compensation and general and administrative expenses.
Outlook—We are continuing to see high demand for top quality works of art, as demonstrated by the 38% increase in Net Auction Sales from our spring sale series in Hong Kong when compared to the prior year. We are encouraged by the direction of the art market and our prospects for the remainder of 2018. We expect that the stronger art market will result in a higher level of agency commissions and fees on a full year basis when compared to the prior year. We also expect to continue to invest in technology and marketing programs to drive our future growth and reduce our cost structure over the long-term.
We are still evaluating the effects of certain provisions of the U.S. Tax Cuts and Jobs Act ("the Act"), which could have an impact on our effective income tax rate in the future. Taking into account the effects of the Act and our projected jurisdictional mix of earnings, we currently estimate that our effective income tax rate for 2018, excluding discrete items, will be in the range of 27% to 29%. However, this estimate is subject to further change.
(See statement on Forward Looking Statements.)

_______________________________________
1 Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Consolidated Financial Data Table—The following tables present a summary of our consolidated results of operations and related statistical metrics for the three months ended March 31, 2018 and 2017, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended March 31,	2018	2017	$ / %	%
Revenues:
Agency commissions and fees	$165,526	$111,265	$54,261	49%
Inventory sales	16,236	71,377	(55,141)	(77%)
Finance	9,881	12,767	(2,886)	(23%)
Other	4,153	3,900	253	6%
Total revenues	195,796	199,309	(3,513)	(2%)
Expenses:
Agency direct costs	35,273	21,289	13,984	66%
Cost of inventory sales	15,995	71,407	(55,412)	(78%)
Cost of finance revenues	2,263	5,037	(2,774)	(55%)
Marketing	5,722	5,911	(189)	(3%)
Salaries and related (a)	78,719	65,550	13,169	20%
General and administrative	43,813	38,951	4,862	12%
Depreciation and amortization	7,100	5,384	1,716	32%
Voluntary separation incentive programs, net	—	(162)	162	100%
Total expenses	188,885	213,367	(24,482)	(11%)
Operating income (loss)	6,911	(14,058)	20,969	N/A
Net interest expense (b)	(8,948)	(7,276)	(1,672)	(23%)
Extinguishment of debt	(10,855)	—	(10,855)	N/A
Non-operating income	1,424	2,044	(620)	(30%)
Loss before taxes	(11,468)	(19,290)	7,822	41%
Income tax benefit	(4,136)	(7,292)	3,156	43%
Equity in earnings of investees	806	667	139	21%
Net loss	(6,526)	(11,331)	4,805	42%
Less: Net loss attributable to noncontrolling interest	(4)	(6)	2	33%
Net loss attributable to Sotheby's	$(6,522)	$(11,325)	$4,803	42%
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.12)	$(0.21)	$0.09	43%
Statistical Metrics:
Aggregate Auction Sales (c)	$827,735	$567,290	$260,445	46%
Net Auction Sales (d)	$691,369	$474,903	$216,466	46%
Private Sales (e)	$246,588	$144,783	$101,805	70%
Consolidated Sales (f)	$1,090,559	$783,450	$307,109	39%
Effective income tax benefit rate	(36.1%)	(37.8%)	1.7%	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (g)	$166,252	$137,085	$29,167	21%
Adjusted Operating Income (Loss) (g)	$11,286	$(14,220)	$25,506	N/A
Adjusted Net Income (Loss) (g)	$4,955	$(11,424)	$16,379	N/A
Adjusted Diluted Earnings (Loss) Per Share (g)	$0.09	$(0.21)	$0.30	N/A

Legend:
(a)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(b)
Represents interest expense principally attributable to long-term debt less interest income earned on deposits of cash and cash equivalents. Interest income earned from the SFS loan portfolio and any associated interest expense is reported within finance revenues and cost of finance revenues, respectively.

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
Separate discussions of Agency segment and SFS results for the three months ended March 31, 2018 and 2017, as well as a comparison of our indirect expenses between these periods, are presented in the captioned sections below.
Agency Segment
The following table presents a summary of Agency segment loss before taxes and related statistical metrics, in thousands of dollars, for the three months ended March 31, 2018 and 2017. A detailed discussion of the significant factors impacting the comparison of Agency segment results between the current and prior year periods is presented below the table.

			Variance
Three Months Ended March 31,	2018	2017	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions (a)	$132,130	$90,616	$41,514	46%
Auction related fees, net (a)	11,743	5,453	6,290	*
Total Auction commissions and fees	143,873	96,069	47,804	50%
Private sale commissions (a)	19,485	13,220	6,265	47%
Other Agency commissions and fees (a)	1,992	1,976	16	1%
Total Agency commissions and fees	165,350	111,265	54,085	49%
Inventory sales (a)	14,383	68,926	(54,543)	(79%)
Total Agency segment revenues	179,733	180,191	(458)	—%
Expenses:
Agency direct costs:
Auction direct costs	33,019	20,216	12,803	63%
Private sale expenses	2,114	1,073	1,041	97%
Intersegment costs (b)	2,538	1,604	934	58%
Total Agency direct costs	37,671	22,893	14,778	65%
Cost of inventory sales (c)	14,674	69,639	(54,965)	(79%)
Marketing	5,625	5,798	(173)	(3%)
Salaries and related (d)	75,623	63,135	12,488	20%
General and administrative	41,860	37,343	4,517	12%
Depreciation and amortization	6,871	5,137	1,734	34%
Voluntary separation incentive programs, net	—	(148)	148	100%
Total Agency segment expenses	182,324	203,797	(21,473)	(11%)
Agency segment operating loss	(2,591)	(23,606)	21,015	89%
Net interest expense (e)	(8,553)	(6,915)	(1,638)	(24%)
Non-operating income	1,367	1,941	(574)	(30%)
Equity in earnings of investees	71	158	(87)	(55%)
Agency segment loss before taxes	$(9,706)	$(28,422)	$18,716	66%
Statistical Metrics:
Aggregate Auction Sales (f)	$827,735	$567,290	$260,445	46%
Net Auction Sales (g)	$691,369	$474,903	$216,466	46%
Items sold at auction with a hammer (sale) price greater than $1 million	113	73	40	55%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$414,283	$341,721	$72,562	21%
Items sold at auction with a hammer (sale) price greater than $3 million	34	30	4	13%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$279,370	$268,732	$10,638	4%
Auction Commission Margin (h)	17.3%	18.0%	(0.7%)	N/A
Private Sales (i)	$246,588	$144,783	$101,805	70%
Consolidated Sales (j)	$1,088,706	$780,999	$307,707	39%
Non-GAAP Financial Measure:
Adjusted Agency Segment Loss Before Taxes (k)	$(5,331)	$(28,570)	$23,239	81%

Legend:
*	Represents a change in excess of 100%.
(a)	See Note 4 of Notes to Condensed Consolidated Financial Statements for a description of each component of Agency segment revenues.
(b)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes amounts charged by SFS for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Represents the net book value of inventory sold, commissions and fees owed to third parties who help facilitate the sale of inventory, and writedowns associated with our periodic assessment of inventory valuation.

(d)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(e)
Represents interest expense principally attributable to long-term debt less interest income earned on deposits of cash and cash equivalents. Interest income earned from the SFS loan portfolio and any associated interest expense is reported within finance revenues and cost of finance revenues, respectively.

(f)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(g)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(h)
Represents total auction commissions, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors (which are recorded within Auction direct costs), as a percentage of Net Auction Sales.

(i)
Represents the total purchase price of property sold in private sales that we have brokered, including our commissions. Because private sales are individually negotiated, non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues.

(j)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales attributable to the Agency segment.
(k)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Auction Results—For the three months ended March 31, 2018, our net auction results (i.e., commissions and fees, net of related direct costs) increased $35 million (46%), when compared to the prior year. This increase is principally due to a higher level of Net Auction Sales (+46%) that is largely attributable to a change in the timing of our spring Modern and Contemporary Art and Wine sales in Hong Kong, which were held in the first quarter of 2018 after occurring in the second quarter in 2017. Also contributing to the higher level of auction results is improved performance from our portfolio of auction guarantees, as well as favorable changes in foreign currency exchange rates. Partially offsetting the increase in our net auction results for the period is a decrease in Auction Commission Margin from 18.0% to 17.3%. See below for a discussion of Net Auction Sales and Auction Commission Margin.
Net Auction Sales—For the three months ended March 31, 2018, Net Auction Sales increased $216.5 million (46%), when compared to the prior year. This increase is largely due to $130 million of Net Auction Sales added to the period as a result of the timing of the Hong Kong sales discussed above. Also contributing to the higher level of Net Auction Sales are improved results from our winter Old Master Paintings and Drawings sales in New York.
Auction Commission Margin—Auction Commission Margin represents total auction commissions, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors, as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby we share our buyer's premium with a consignor in order to secure a high-value consignment, as well as by our use of auction guarantees. For example, in situations when guaranteed property sells for less than the guaranteed price, our buyer's premium from that sale is used to reduce the loss on the transaction. See Note 18 of Notes to Condensed Consolidated Financial Statements for information related to our use of auction guarantees.
For the three months ended March 31, 2018, Auction Commission Margin decreased from 18.0% to 17.3%. This decrease is principally attributable to the change in timing of our spring Modern and Contemporary Art and Wine sales in Hong Kong, which resulted in the sale of more high-value items, as well as the increased use of irrevocable bid arrangements to hedge our auction guarantee exposure. These factors are partially offset by the impact of the recent changes made to our buyer's premium rate structure.

Private Sale Results—For the three months ended March 31, 2018, our net private sale results (i.e., commissions, net of related direct costs) increased $5.2 million (37%), when compared to the prior year due to a higher level of transaction volume during the period, particularly with respect to higher valued property.
Inventory Activities—The table below presents a summary of Agency segment inventory activities for the three months ended March 31, 2018 and 2017, as well as a comparison between the current and prior year periods (in thousands of dollars):

			Variance
Three Months Ended March 31,	2018	2017	$	%
Inventory sales	$14,383	$68,926	$(54,543)	(79%)
Cost of inventory sales	14,674	69,639	(54,965)	(79%)
Loss related to inventory activities	$(291)	$(713)	$422	59%
In the first quarter of 2018, we continued the process of liquidating inventory in order to make capital available for more productive purposes. Since March 31, 2016, we have reduced our inventory balance by $140.2 million (68%), from $205.5 million to $65.3 million.
When compared to the prior year, results from of our inventory activities improved primarily due to a lower level of inventory writedowns.

Sotheby's Financial Services
For the three months ended March 31, 2018, SFS income before taxes increased by $1.2 million (16%) largely due to lower interest costs resulting from a management initiative enacted in September 2017 to apply excess cash balances against revolving credit facility borrowings. The impact of this initiative is partially offset by a lower level of revenues attributable to a 17% decrease in the Average Loan Portfolio when compared to the prior year. This decrease is due, in part, to the reduction or settlement of certain client loans during the period in response to higher LIBOR rates, which makes the loans more expensive to maintain.
The following table presents a summary of SFS income before taxes and related loan portfolio metrics, in thousands of dollars, as of and for the three months ended March 31, 2018 and 2017:

			Variance
Three Months Ended March 31,	2018	2017	$ /%	%
Revenues:
Client paid revenues (a)	$9,881	$12,767	$(2,886)	(23%)
Intersegment revenues (b)	2,535	1,604	931	58%
Total finance revenues	12,416	14,371	(1,955)	(14%)
Expenses:
Cost of finance revenues (c)	2,263	5,037	(2,774)	(55%)
Marketing	10	46	(36)	(78%)
Salaries and related (d)	1,046	1,055	(9)	(1%)
General and administrative	388	681	(293)	(43%)
Depreciation and amortization	33	63	(30)	(48%)
Total SFS expenses	3,740	6,882	(3,142)	(46%)
SFS operating income	8,676	7,489	1,187	16%
Net interest expense (e)	(187)	(237)	50	21%
Non-operating income	22	81	(59)	(73%)
SFS income before taxes	$8,511	$7,333	$1,178	16%
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$513,482	$666,456	$(152,974)	(23%)
Average Loan Portfolio (g)	$556,870	$671,246	$(114,376)	(17%)
Credit Facility Borrowings (h)	$65,000	$548,500	$(483,500)	(88%)
Average Credit Facility Borrowings (i)	$148,478	$562,439	$(413,961)	(74%)
Finance Revenue Percentage (j)	8.9%	8.6%	0.3%	N/A
Client Paid Interest Revenue Percentage (k)	6.3%	7.0%	(0.7%)	N/A
Weighted Average Interest Rate on Borrowings (l)	3.2%	3.1%	0.1%	N/A
Client Paid Interest Margin (m)	3.1%	3.9%	(0.8%)	N/A

Legend:
(a)	Includes interest, facility fees, and collateral release fees earned from clients.
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

(e)	Represents non-operating interest expense less non-operating interest income.
(f)	Represents the period end net loan portfolio balance.
(g)	Represents the average loan portfolio outstanding during the period.
(h)	Represents the period end balance of borrowings outstanding under the SFS Credit Facility.
(i)	Represents average borrowings outstanding during the period under the SFS Credit Facility.
(j)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(k)
Represents the annualized percentage of total client paid interest revenue in relation to the Average Loan Portfolio. In the first quarter of 2017, SFS earned client paid interest of $1.1 million resulting from a retroactive interest rate adjustment triggered during the period for which there was no comparable amount earned in the current year.

(l)	Represents the annualized rate of interest charged on outstanding Credit Facility Borrowings.
(m)	Represents the difference between Client Paid Interest Revenue Percentage and Weighted Average Interest Rate on Borrowings.
Salaries and Related Costs
For the three months ended March 31, 2018 and 2017, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended March 31,	2018	2017	$	%
Full-time salaries	$42,275	$38,005	$4,270	11%
Incentive compensation expense	3,005	2,005	1,000	50%
Employee benefits and payroll taxes	15,771	14,310	1,461	10%
Share-based payment expense	8,377	6,069	2,308	38%
Contractual severance agreements	2,822	—	2,822	N/A
Other compensation expense (a)	6,469	5,161	1,308	25%
Total salaries and related costs	$78,719	$65,550	$13,169	20%
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire and other employment arrangements.
For the three months ended March 31, 2018, salaries and related costs increased $13.2 million (20%), when compared to the prior year. The comparison to the prior year is significantly influenced by changes in foreign currency exchange rates, which increased salaries and related costs by $3.3 million. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $9.9 million (15%) during the period. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.

Full-Time Salaries—For the three months ended March 31, 2018, full-time salaries increased $4.3 million (11%), when compared to the prior year. The comparison to the prior year is significantly influenced by changes in foreign currency exchange rates, which increased full-time salaries by $1.8 million. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $2.5 million (7%) during the period principally due to headcount and base salary increases.
Incentive Compensation—Incentive compensation in the period consists principally of the accrual of cash awards owed to employees for brokering certain eligible private sale and other transactions. For the three months ended March 31, 2018, incentive compensation expense increased $1 million (50%), reflecting the higher level of private sales completed in the period.
Share-Based Payment Expense—Share-based payment expense relates to the amortization of equity compensation awards such as performance share units, market-based share units, restricted stock units, and restricted shares. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of units or shares ultimately expected to vest as a result of employee service. In addition, performance share units vest only if we achieve established profitability targets (for awards granted prior to 2016) or certain ROIC targets (for awards granted beginning in 2016). The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future profitability or ROIC targets. If, as a result of our assessment, we project that a greater number of performance share units will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of our assessment, we project that a lower number of performance share units will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made. See Note 19 of Notes to Condensed Consolidated Financial Statements for more detailed information related to our share-based compensation programs.
For the three months ended March 31, 2018, share-based payment expense increased $2.3 million (38%), when compared to the prior year, principally reflecting an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year.
Employee Benefits and Payroll Taxes—Employee benefits include the cost of certain of our retirement plans and health and welfare programs, as well as certain employee severance costs. Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, in addition to our financial performance as certain of our retirement plans provide for profit-sharing contributions. The amount of expense recorded in a period is also dependent upon changes in the fair value of the liability associated with our deferred compensation plan, which result from gains and losses in participant deemed investment funds.
For the three months ended March 31, 2018, employee benefits and payroll taxes increased $1.5 million (10%), when compared to the prior year. The comparison to the prior year is significantly influenced by changes in foreign currency exchange rates, which increased employee benefits and payroll taxes by $0.9 million. Excluding the impact of changes in foreign currency exchange rates, employee benefits and payroll taxes increased $0.4 million (3%) during the period, largely due to newly added staff and higher overall compensation levels.
Contractual Severance Agreements—In the first quarter of 2018, we recorded a charge of $2.8 million as a result of contractual severance agreements entered into with certain former employees, which will allow us to redirect compensation towards the headcount supporting our various growth initiatives.
General and Administrative Expenses
General and administrative expenses include professional fees, facilities-related expenses, and travel and entertainment costs, as well as other other indirect expenses. For the three months ended March 31, 2018, general and administrative expenses increased $4.9 million (12%), when compared to the prior year. The comparison to the prior year is significantly influenced by changes in foreign currency exchange rates, which increased general and administrative expenses by $1.7 million. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $3.2 million (8%) during the period. This increase is due to higher level of legal claims and client goodwill gestures, as well as increased spending for digital initiatives, travel and entertainment, and facilities-related costs.
Depreciation and Amortization Expense
For the three months ended March 31, 2018, depreciation and amortization expense increased $1.7 million (32%), predominantly due to accelerated depreciation charges associated with certain building improvements and other fixed assets that will be removed from service later in the year in connection with planned enhancements to our headquarters building at 1334 York Avenue in New York (the "York Property").

Net Interest Expense
For the three months ended March 31, 2018, net interest expense increased $1.7 million (23%) when compared to the the prior year. This increase is primarily due to $1.3 million of incremental interest expense associated with the refinancing of $300 million of 5.25% Senior Notes, due 2022, (the "2022 Notes") with proceeds from the issuance of $400 million of 4.875% Senior Notes, due 2025 (the "2025 Notes"). To a lesser extent, the increase is also due to a higher interest rate related to the York Property Mortgage. (See "Extinguishment of Debt" below and Note 8 of Notes to Condensed Consolidated Financial Statements.)
Extinguishment of Debt
On December 12, 2017, we issued $400 million aggregate principal amount of 2025 Senior Notes. The net proceeds from the issuance of the 2025 Senior Notes were approximately $395.5 million, after deducting fees paid to the initial purchasers. On January 11, 2018, a significant portion of these proceeds were used to redeem $300 million aggregate principal amount of 2022 Senior Notes for a redemption price of $312.3 million, which included $4.4 million of accrued interest and a call premium of $7.9 million. As a result of the redemption of the 2022 Senior Notes, we wrote-off $3 million of related unamortized debt issuance costs, which, when combined with the $7.9 million call premium, resulted in a total loss on the extinguishment of debt of $10.9 million recognized in the first quarter of 2018.
Income Tax Benefit
Our quarterly income tax provision is calculated using an estimated annual effective income tax rate ("ETR") based on actual historical information and forward looking estimates. Our estimated annual ETR may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). Furthermore, our ETR may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. We identify items that are unusual and non-recurring in nature and treat these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
As of March 31, 2018, we estimate that our annual ETR, excluding discrete items, will be approximately 28%, as compared to our estimate of approximately 29% as of March 31, 2017. The net decrease in the estimate of our annual ETR is primarily due to the U.S. Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017 and includes many provisions that became effective on January 1, 2018. The implementation of some of these provisions has the effect of reducing our annual estimated ETR, such as: (i) a reduction of the U.S. corporate income tax rate from 35% to 21% and (ii) the transition from a worldwide tax system to a modified territorial tax system, under which dividends from foreign subsidiaries are not subject to additional U.S. tax. Conversely, certain provisions of the Act have the effect of increasing our annual estimated ETR, such as: (i) the creation of global intangible low taxed income (“GILTI”), which requires income earned by foreign subsidiaries in excess of a nominal return on their depreciable assets to be included currently in the income of the U.S. shareholder, and (ii) more restrictive limitations on the deductibility of executive compensation. The estimated annual ETR of approximately 28% is higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes and the provisions of the Act related to GILTI and deductibility of executive compensation. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information related to the Act.
For the three months ended March 31, 2018, our ETR is (36.1%), compared to an ETR of (37.8%) for the same period in the prior year. This decrease is primarily due to: (i) a decrease in the estimated annual ETR, as described above; (ii) a lower discrete tax benefit related to share-based payments vesting during the period; and (iii) a discrete income tax benefit recognized in the current year related to a loss incurred on the extinguishment of debt that was recorded at U.S. federal, state and local rates, which together, were lower than our estimated annual ETR.
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended March 31, 2018, changes in foreign currency exchange rates had a net favorable impact of $1.5 million on our operating income, with revenues favorably impacted by $9.3 million, and expenses unfavorably impacted by $7.8 million. This net favorable impact is the result of the weakening of the U.S. Dollar against the Pound Sterling in the first quarter of 2018 when compared to the prior year, which favorably impacted the translation of the results from our first quarter 2018 auctions in London.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, total cash, cash equivalents, and restricted cash decreased $553.9 million to $370.1 million, as compared to a decrease of $10.8 million to $545.4 million for the three months ended March 31, 2017. The significant factors impacting the comparisons between these periods are discussed below.
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
For the three months ended March 31, 2018, net cash used by operating activities of $155.6 million is principally due to net cash outflows of $108.9 million associated with the settlement of auction and private sale transactions during the period, due in part to net sale proceeds paid to consignors in early 2018 from sales and buyer collections occurring late in 2017. Also contributing to the net cash outflows from operating activities in the period is the funding of 2017 incentive compensation ($51.4 million) and payments made in respect of the Art Agency Partners ("AAP") earn-out arrangement ($8.75 million).
For the three months ended March 31, 2017, net cash used by operating activities of $19.6 million was principally attributable to the funding of 2016 incentive compensation ($33.8 million), payments made in respect of the Art Agency Partners earn-out arrangement ($8.75 million), and income tax payments ($17.1 million), as well as our net loss for the period ($11.3 million). These operating cash outflows were partially offset by a net cash inflow of $58.9 million associated with the settlement of auction and private sale transactions during the period. This net cash inflow is principally due to proceeds collected in respect of our winter sales of Impressionist, Modern and Contemporary Art in London which were not remitted to consignors until the second quarter of 2017.
Net Cash Provided by Investing Activities—For the three months ended March 31, 2018, net cash provided by investing activities of $66 million is largely due to net collections of client loans ($79.2 million). This investing net cash inflow is partially offset by the funding of capital expenditures and acquisitions.
For the three months ended March 31, 2017, net cash provided by investing activities of $41.3 million was largely due to a realized gain of $29.2 million from the settlement of derivative financial instruments designated as net investment hedges. To a lesser extent, net cash provided by investing activities was influenced by net collections of client loans ($12.9 million).

Net Cash Used by Financing Activities—For the three months ended March 31, 2018, net cash used by financing activities of $471.6 million is primarily due to the settlement of our $300 million 2022 Senior Notes, including the payment of a call premium of $7.9 million, and net repayments of revolver borrowings under the SFS Credit Facility ($131.5 million), as well as common stock repurchases ($21 million).
For the three months ended March 31, 2017, net cash used by financing activities of $34.4 million was due to net repayments of borrowings under the SFS Credit Facility ($16.5 million) and the funding of employee tax obligations related to share-based payments ($13.6 million).
(See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding the refinancing of the 2022 Senior Notes and the SFS Credit Facility.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of March 31, 2018 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$273,086	$13,391	$24,104	$235,591	$—
Interest payments	43,392	11,209	20,593	11,590	—
Sub-total	316,478	24,600	44,697	247,181	—
2025 Senior Notes
Principal payments	400,000	—	—	—	400,000
Interest payments	156,217	19,717	39,000	39,000	58,500
Sub-total	556,217	19,717	39,000	39,000	458,500
Revolving credit facility borrowings	65,000	—	65,000	—	—
Total debt and interest payments	937,695	44,317	148,697	286,181	458,500
Other commitments:
Operating lease obligations (b)	111,811	20,073	33,569	23,330	34,839
Compensation arrangements (c)	15,205	6,956	6,950	1,299	—
Acquisition earn-out consideration (d)	17,500	8,750	8,750	—	—
Auction guarantees (e)	201,305	201,305	—	—	—
Unfunded loan commitments (f)	49,156	49,156	—	—	—
Liability related to U.S. Tax Cuts and Jobs Act (g)	34,600	2,768	5,536	5,536	20,760
Uncertain tax positions (h)	—	—	—	—	—
Total other commitments	429,577	289,008	54,805	30,165	55,599
Total	$1,367,272	$333,325	$203,502	$316,346	$514,099

(a)
See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2025 Senior Notes, and our revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. We are party to an interest rate collar, which effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. In consideration of the interest rate collar and the current one-month LIBOR rate, the table above assumes that the annual interest rate will be at the interest rate collar's floor rate of 4.167% for the remainder of the mortgage term. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate collar.

(b)	These amounts represent undiscounted future minimum rental commitments under non-cancellable operating leases.

(c)
These amounts represent the remaining commitment for future salaries and other cash compensation related to compensation arrangements with certain senior employees, excluding any participation in our incentive compensation and share-based payment programs.

(d) In conjunction with the acquisition of AAP on January 11, 2016, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. The cumulative financial performance target associated with this earn-out arrangement was achieved in the fourth quarter of 2016. The remaining $17.5 million owed under the earn-out arrangement will be paid in annual increments of $8.75 million in each of March 2019 and March 2020.

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of March 31, 2018, net of amounts advanced, if any. See Note 18 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.

(f) Represents unfunded commitments to extend additional credit through SFS. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the SFS loan portfolio.

(g)
Represents the provisional income tax payable for the one-time mandatory transition tax on unremitted foreign earnings related to the U.S. Tax Cuts and Jobs Act. We intend to elect to settle this liability in installments over eight years, as allowed by the Act. See Note 16 of Notes to Condensed Consolidated Financial Statements.

(h)
Excludes the $13.6 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2018. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 17 of Notes to Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded SFS loan commitments; (ii) Note 15 of Notes to Condensed Consolidated Financial Statements, which discusses guarantees of collection; and (iii) Note 18 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 9 of Notes to Condensed Consolidated Financial Statements.
CONTINGENCIES
For information related to contingencies see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses past due loans; (ii) Note 15 of Notes to Condensed Consolidated Financial Statements, which discusses legal and other tax contingencies; (iii) Note 17 of Notes to Condensed Consolidated Financial Statements, which discusses income tax contingencies; and (iv) Note 18 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 17 of Notes to Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of March 31, 2018, we held cash and cash equivalents of $335.7 million, with $67.4 million held in the U.S. and $268.3 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). After taking into account funds held that are owed to consignors, we estimate available cash balances to be approximately $140 million as of March 31, 2018.
In addition to our available cash balances, we also have access to revolving credit facilities to support the capital needs of the Agency segment and SFS. As of March 31, 2018, our revolving credit facilities had a total available borrowing capacity of $485 million. (See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facilities.)
These cash balances and revolving credit facilities are available to support our various capital requirements, including the liquidity required to support our recurring business needs, capital required for the pursuit of growth opportunities, and capital to mitigate the risk of a cyclical downturn in the global art market. Importantly, the assessment of our capital needs also takes into consideration the risks associated with our use of auction guarantees and their potential impact on our liquidity. We believe our cash balances and available revolving credit facility borrowings provide an adequate level of capital to support our anticipated short and long-term commitments (as discussed in more detail below), operating needs and capital requirements, as well as provide sufficient capital to support growth opportunities and mitigate the risk of a cyclical downturn in the global art market.

Repatriation of Foreign Earnings—On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted into law. One provision of the Act required U.S. taxes to be paid on certain of our foreign earnings that had not been repatriated as of December 31, 2017. As a result, in the fourth quarter of 2017, we recorded a provisional tax liability of $40.4 million related to the one-time mandatory transition tax on approximately $460 million of foreign earnings that we have not yet repatriated. The taxes related to these earnings will be paid over eight years beginning in 2018. In the fourth quarter of 2017, we recorded provisional net income tax of $1.2 million related to the Act; no adjustments were made to this provisional amount in the first quarter of 2018. In 2018, we expect to repatriate approximately $325 million of these foreign earnings to the U.S., of which $250 million was repatriated in the first quarter of 2018. See statement on Forward Looking Statements. See Note 16 of Notes to the Condensed Consolidated Financial Statements for additional information of the effects of the Act.
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
The lending activities of SFS are funded with borrowings drawn from the SFS Credit Facility, a dedicated revolving credit facility, and cash balances, including amounts generated by the Agency segment. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolving credit facility borrowings. As a result, since September 30, 2017, we have reduced SFS Credit Facility borrowings from $434 million to $65 million as of March 31, 2018.
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
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Condensed Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 18 of Notes to Condensed Consolidated Financial Statements); (iii) the potential funding of client loans; (iv) the potential repayment of revolving credit facility borrowings and other debt; (v) the funding of capital expenditures, including approximately $40 million to $50 million related to the planned York Property enhancement program; (vi) the funding of other possible business initiatives and/or investments; (vii) the funding of common stock repurchases (see Note 13 of Notes to Condensed Consolidated Financial Statements); and (viii) the funding of the other short-term and long-term commitments summarized in the table of contractual obligations and commitments above. See statement on Forward Looking Statements.
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

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Expenses
(ii)	Adjusted Operating Income (Loss)
(iii)	Adjusted Agency Segment Loss Before Taxes
(iv)	Adjusted Net Income (Loss)
(v)	Adjusted Diluted Earnings (Loss) Per Share
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

(i)
Adjusted Expenses is defined as total expenses excluding the cost of inventory sales, the cost of finance revenues, charges related to certain contractual severance agreements, accelerated depreciation charges associated with the York Property enhancement program, and net credits related to our previous voluntary separation incentive programs.

(ii)
Adjusted Operating Income (Loss) is defined as operating income (loss) excluding charges related to certain contractual severance agreements, accelerated depreciation charges associated with the York Property enhancement program, and net credits related to our previous voluntary separation incentive programs.

(iii)
Adjusted Agency Segment Loss Before Taxes is defined as Agency segment loss before taxes excluding charges related to certain contractual severance agreements, accelerated depreciation charges associated with the York Property enhancement program, and net credits related to our previous voluntary separation incentive programs.

(iv)
Adjusted Net Income (Loss) is defined as net loss attributable to Sotheby's excluding the after-tax impact of charges related to certain contractual severance agreements, accelerated depreciation charges associated with the York Property enhancement program, net credits related to our previous voluntary separation incentive programs, and the loss incurred on the extinguishment of debt.

(v)
Adjusted Diluted Earnings (Loss) Per Share is defined as diluted loss per share excluding the after-tax per share impact of charges related to certain contractual severance agreements, accelerated depreciation charges associated with the York Property enhancement program, net credits related to our previous voluntary separation incentive programs, and the loss incurred on the extinguishment of debt.

.

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

Adjusted Operating Income (Loss), Adjusted Agency Segment Loss Before Taxes, Adjusted Net Income (Loss), and Adjusted Diluted Earnings (Loss) Per Share are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance.
The following is a reconciliation of total expenses to Adjusted Expenses for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended
	March 31,
	2018	2017
Total expenses	$188,885	$213,367
Subtract: Cost of inventory sales	15,995	71,407
Subtract: Cost of finance revenues	2,263	5,037
Subtract: Contractual severance agreement charges	2,822	—
Subtract: Accelerated depreciation charges	1,553	—
Subtract: Voluntary separation incentive program credits, net	—	(162)
Adjusted Expenses	$166,252	$137,085
The following is a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended
	March 31,
	2018	2017
Operating income (loss)	$6,911	$(14,058)
Add: Contractual severance agreement charges	2,822	—
Add: Accelerated depreciation charges	1,553	—
Add: Voluntary separation incentive program credits, net	—	(162)
Adjusted Operating Income (Loss)	$11,286	$(14,220)
The following is a reconciliation of Agency segment loss before taxes to Adjusted Agency Segment Loss Before Taxes for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended
	March 31,
	2018	2017
Agency segment loss before taxes	$(9,706)	$(28,422)
Add: Contractual severance agreement charges	2,822	—
Add: Accelerated depreciation charges	1,553	—
Add: Voluntary separation incentive program credits, net	—	(148)
Adjusted Agency Segment Loss Before Taxes	$(5,331)	$(28,570)

The following is a reconciliation of net loss attributable to Sotheby's to Adjusted Net Income (Loss) for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended
	March 31,
	2018	2017
Net loss attributable to Sotheby's	$(6,522)	$(11,325)
Add: Contractual severance agreement charges, net of tax of ($676) and $0	2,146	—
Add: Accelerated depreciation charges, net of tax of ($385) and $0	1,168	—
Add: Extinguishment of debt, net of tax of ($2,692) and $0	8,163	—
Add: Voluntary separation incentive programs credits, net, net of tax of $0 and $63	—	(99)
Adjusted Net Income (Loss)	$4,955	$(11,424)
The income tax effect of each line item in the reconciliation of net loss attributable to Sotheby's to Adjusted Net Income (Loss) is computed using the relevant jurisdictional tax rate for that item.
The following is a reconciliation of diluted loss per share to Adjusted Diluted Earnings (Loss) Per Share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Diluted loss per share	$(0.12)	$(0.21)
Add: Contractual severance agreement charges, per share	0.04	—
Add: Accelerated depreciation charges, per share	0.02	—
Add: Extinguishment of debt, per share	0.15	—
Adjusted Diluted Earnings (Loss) Per Share	$0.09	$(0.21)

FORWARD LOOKING STATEMENTS
This Form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby's. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors, which we believe could cause the actual results to differ materially from the predicted results in the “forward looking statements” include, but are not limited to:

•	Changes in the global economy, the financial markets, and political conditions of various countries;

•	A change in the level of competition in the global art market;

•	Uncertainty regarding the amount and quality of property available for consignment;

•	Changes in trends in the art market as to which collecting categories and artists are most sought after and in the collecting preferences of individual collectors;

•	The unpredictable demand for art-related financing;

•	Our ability to maintain strong relationships with art collectors;

•	An adverse change in the financial health and/or creditworthiness of our clients;

•	Our ability to retain key personnel;

•	Our ability to successfully execute business plans and strategic initiatives;

•	Our ability to accurately estimate the value of works of art held in inventory or as collateral for SFS loans, as well as those offered under an auction guarantee;

•	An adverse change in the financial health and/or creditworthiness of the counterparties to our auction guarantee risk sharing arrangements;

•	Changes in laws and regulations, including those related to income taxes and sales, use, value-added, and other indirect taxes;

•	Changes in foreign currency exchange rates;

•	Volatility in the share price of Sotheby's common stock; and

•	The ability of Sotheby's and its third party service providers to adequately protect their information systems and the client, employee, and company data maintained in those systems.
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of March 31, 2018, our material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) various derivative financial instruments, including an interest rate swap, an interest rate collar, and outstanding forward exchange contracts, as discussed in more detail below; and (vii) unsecured senior notes. See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and unsecured senior notes. See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. In connection with the York Property Mortgage, we entered into a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. After taking into account the Mortgage Collar, the annual interest rate of the York Property Mortgage will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. As of March 31, 2018, the notional value of the Mortgage Collar was $273.1 million. See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding the York Property Mortgage. See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding the Mortgage Collar.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of March 31, 2018, the notional value of the SFS Swap was $63 million.
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
Foreign Currency Exchange Rate Risk—We utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. In addition, as discussed in more detail below, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries. All derivative financial instruments are entered into by our global treasury function, which is responsible for monitoring and managing our exposure to foreign currency exchange rate movements. As of March 31, 2018, the notional value of outstanding forward exchange contracts used to hedge such cash flow exposures was $299.3 million.
As of March 31, 2018, our foreign subsidiaries held approximately $261.6 million in foreign currency denominated cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in our cash flow of approximately $26.2 million related to such foreign currency balances.
We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of March 31, 2018, the aggregate notional value of our outstanding net investment hedge contracts was $49.7 million.
We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2018, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
See Note 15 of Notes to Condensed Consolidated Financial Statements for information related to legal proceedings.
ITEM 1A: RISK FACTORS
There have been no changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our common stock repurchase program for the three months ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (a)
January 2018	—	$—	—	$95,730,763
February 2018	—	$—	—	$195,730,763	(b)
March 2018	488,846	$51.84	488,846	$170,390,856
First Quarter 2018	488,846	$51.84	488,846
(a) Represents the dollar value of shares that were available to be repurchased under our publicly announced share repurchase program at the end of each respective monthly period.
(b) On February 28, 2018, the Board of Directors approved a $100 million increase to our share repurchase authorization.
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

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6: EXHIBITS

10.1
Support Agreement, dated as of November 4, 2016, by and between Sotheby's and Taikang Insurance Group, incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, filed on November 7, 2016.

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
Date: May 3, 2018