Form 10-Q
period 2018-06-30
SOTHEBYS
filed 2018-08-06
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2018, there were 51,613,426 outstanding shares of common stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Agency commissions and fees	$290,879	$301,768	$456,405	$413,033
Inventory sales	40,106	19,937	56,342	91,314
Finance	9,641	13,359	19,522	26,126
Other	5,010	4,795	9,163	8,695
Total revenues	345,636	339,859	541,432	539,168
Expenses:
Agency direct costs	59,449	54,842	94,722	76,131
Cost of inventory sales	42,414	22,255	58,409	93,662
Cost of finance revenues	1,793	5,078	4,056	10,115
Marketing	6,276	5,951	11,998	11,862
Salaries and related	96,718	88,540	175,437	154,090
General and administrative	45,671	43,362	89,484	82,313
Depreciation and amortization	7,343	5,676	14,443	11,060
Voluntary separation incentive programs, net	—	—	—	(162)
Restructuring charges	2,146	—	2,146	—
Total expenses	261,810	225,704	450,695	439,071
Operating income	83,826	114,155	90,737	100,097
Interest income	482	367	847	624
Interest expense	(8,894)	(7,572)	(18,207)	(15,105)
Write-off of credit facility fees	(3,982)	—	(3,982)	—
Extinguishment of debt	—	—	(10,855)	—
Non-operating income	2,449	944	3,873	2,988
Income before taxes	73,881	107,894	62,413	88,604
Income tax expense	17,838	31,468	13,702	24,176
Equity in earnings of investees	1,234	466	2,040	1,133
Net income	57,277	76,892	50,751	65,561
Less: Net (loss) income attributable to noncontrolling interest	(5)	1	(9)	(5)
Net income attributable to Sotheby's	$57,282	$76,891	$50,760	$65,566
Basic earnings per share - Sotheby’s common shareholders	$1.09	$1.44	$0.96	$1.22
Diluted earnings per share - Sotheby's common shareholders	$1.08	$1.43	$0.95	$1.21
Weighted average basic shares outstanding	51,780	52,716	52,122	52,866
Weighted average diluted shares outstanding	52,210	53,054	52,491	53,342

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$57,277	$76,892	$50,751	$65,561
Other comprehensive (loss) income:
Currency translation adjustments	(14,206)	5,955	(7,006)	8,351
Cash flow hedges	136	38	1,306	876
Net investment hedges	3,350	(1,454)	1,740	(2,078)
Defined benefit pension plan	81	215	163	423
Total other comprehensive (loss) income	(10,639)	4,754	(3,797)	7,572
Comprehensive income	46,638	81,646	46,954	73,133
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	1	(9)	(5)
Comprehensive income attributable to Sotheby's	$46,643	$81,645	$46,963	$73,138

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	June 30, 2018	December 31, 2017	June 30, 2017

A S S E T S
Current assets:
Cash and cash equivalents	$432,357	$544,432	$516,402
Restricted cash (see Notes 8 and 11)	28,979	361,578	41,258
Accounts receivable, net of allowance for doubtful accounts of $9,667, $8,722, and $7,744	1,088,569	795,239	847,332
Notes receivable, net of allowance for credit losses of $1,132, $1,253, and $1,290	92,770	87,746	73,217
Inventory	32,639	74,483	131,193
Income tax receivables	18,051	6,601	14,825
Prepaid expenses and other current assets (see Note 11)	43,262	32,010	45,455
Total current assets	1,736,627	1,902,089	1,669,682
Notes receivable, net of allowance for credit losses of $1,525, $1,525, and $0	390,507	507,538	559,605
Fixed assets, net of accumulated depreciation and amortization of $239,705, $229,751, and $218,870	356,162	352,035	347,067
Goodwill	55,670	50,547	50,351
Intangible assets, net	14,613	11,492	12,407
Income tax receivables	327	324	434
Deferred income taxes	27,948	35,674	7,837
Other long-term assets (see Note 11)	229,813	227,608	192,995
Total assets	$2,811,667	$3,087,307	$2,840,378
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$1,191,581	$996,197	$867,856
Accounts payable and accrued liabilities	104,608	90,298	91,196
Accrued salaries and related costs	62,160	94,310	54,733
Current portion of long-term debt, net	13,423	308,932	38,825
Accrued income taxes	23,012	8,127	21,180
Other current liabilities (see Note 10)	11,785	18,762	46,211
Total current liabilities	1,406,569	1,516,626	1,120,001
Credit facility borrowings	63,000	196,500	531,500
Long-term debt, net	648,411	653,003	563,762
Accrued income taxes	26,737	37,651	18,315
Deferred income taxes	14,035	15,163	11,800
Other long-term liabilities (see Note 11)	46,171	51,424	51,857
Total liabilities	2,204,923	2,470,367	2,297,235
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value	711	709	708
Authorized shares — 200,000,000
Issued shares —71,173,857; 70,830,184; and 70,817,787
Outstanding shares —51,613,065; 52,461,996; and 52,670,146
Additional paid-in capital	458,712	453,364	442,560
Treasury stock shares, at cost — 19,560,792; 18,368,188; and 18,147,641	(617,048)	(554,551)	(543,995)
Retained earnings	830,459	779,699	726,469
Accumulated other comprehensive loss	(66,263)	(62,466)	(82,786)
Total shareholders’ equity	606,571	616,755	542,956
Noncontrolling interest	173	185	187
Total equity	606,744	616,940	543,143
Total liabilities and shareholders’ equity	$2,811,667	$3,087,307	$2,840,378
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities:
Net income attributable to Sotheby's	$50,760	$65,566
Adjustments to reconcile net income attributable to Sotheby's to net cash provided by operating activities:
Extinguishment of debt	10,855	—
Write-off of credit facility fees	3,982	—
Depreciation and amortization	14,443	11,060
Deferred income tax expense	2,873	11,551
Share-based payments	14,689	12,015
Net pension benefit	(1,626)	(2,447)
Inventory writedowns and bad debt provisions	8,106	7,470
Amortization of debt issuance costs	877	827
Equity in earnings of investees	(2,040)	(1,133)
Other	947	453
Changes in assets and liabilities:
Accounts receivable	(285,172)	(359,192)
Client payables	205,791	330,368
Inventory	33,680	21,026
Changes in other operating assets and liabilities (see Note 12)	(41,370)	(43,307)
Net cash provided by operating activities	16,795	54,257
Investing Activities:
Funding of notes receivable	(66,608)	(101,896)
Collections of notes receivable	161,192	124,879
Capital expenditures	(19,075)	(8,420)
Acquisitions, net of cash acquired	(5,702)	—
Funding of investments	(64)	(5,537)
Distributions from investees	2,179	2,550
Proceeds from the sale of equity investment	—	2,110
Proceeds from company-owned life insurance	—	2,100
Settlement of net investment hedges	(5,921)	29,110
Net cash provided by investing activities	66,001	44,896
Financing Activities:
Proceeds from credit facility borrowings	108,000	28,500
Repayments of credit facility borrowings	(241,500)	(62,000)
Repayments of York Property Mortgage	(3,978)	(3,810)
Settlement of 2022 Senior Notes, including call premium	(307,875)	—
Debt issuance and other borrowing costs	(3,457)	(23)
Repurchases of common stock	(62,497)	(33,940)
Dividends paid	—	(2,375)
Funding of employee tax obligations upon the vesting of share-based payments	(9,903)	(14,573)
Net cash used by financing activities	(521,210)	(88,221)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,734)	7,859
(Decrease) increase in cash, cash equivalents, and restricted cash	(445,148)	18,791
Cash, cash equivalents, and restricted cash at beginning of period	923,926	556,201
Cash, cash equivalents, and restricted cash at end of period	$478,778	$574,992
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
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Company Overview—Sotheby's (or the "Company") offers collectors the opportunity to connect with and transact in the world's most extraordinary art and luxury goods, which in this report may collectively be referred to as "art," "works of art," "artwork," or "property." Auctioneers since 1744, today we present auctions in ten different salesrooms, including New York, London, Hong Kong and Paris. We also offer collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
Accounting Principles—The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the management of Sotheby’s in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In our opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The interim results presented in our Condensed Consolidated Income Statements are not necessarily indicative of results for a full year. See Note 2 for information about the seasonality of our business. We urge you to read these unaudited Condensed Consolidated Financial Statements in conjunction with the information included in our 2017 Form 10-K filed with the SEC on March 1, 2018.
Principles of Consolidation—The unaudited Condensed Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture in which we have a controlling 80% ownership interest. The net loss attributable to the minority owner of Sotheby's Beijing is reported as "Net Loss (Income) Attributable to Noncontrolling Interest" in our Condensed Consolidated Income Statements, and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of our Condensed Consolidated Balance Sheets. Intercompany transactions and balances among our subsidiaries are eliminated in consolidation.
Equity investments through which we may significantly influence, but not control, the investee, are accounted for using the equity method. Under the equity method, our share of investee earnings or losses is recorded in our Condensed Consolidated Income Statements within Equity in Earnings of Investees. Our interest in the net assets of these investees is recorded on our Condensed Consolidated Balance Sheets within Other Long-Term Assets. Our equity method investees include: (i) Acquavella Modern Art ("AMA"), a partnership through which a collection of fine art is being sold, (ii) RM Sotheby's, an auction house for investment-quality automobiles, and (iii) a partnership formed in the second quarter of 2017 through which artworks are being purchased and sold.
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
We adopted ASC 606 on January 1, 2018 using the full retrospective method. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain revenues and expenses previously reported on a net basis in our Condensed Consolidated Income Statements. Specifically, the following items previously reported on a net basis within Agency Commissions and Fees are now reported on a gross basis within Agency Direct Costs: (i) fees owed to the counterparties in auction guarantee risk sharing arrangements and (ii) fees owed to third parties who introduce us to auction or private sale consignors. In addition, consignor expense recoveries and buyer shipping fees previously reported on a net basis within Agency Direct Costs are now reported on a gross basis within Agency Commission and Fees. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of the retrospective adoption of ASC 606 on our Condensed Consolidated Income Statements for the three and six months ended June 30, 2017.
Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which updated the guidance on how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. We retrospectively adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 changed how we classify cash proceeds received from our investment in company-owned life insurance ("COLI"), which is held in a rabbi trust and used to fund certain deferred compensation liabilities. Prior to the adoption of ASU 2016-15, COLI proceeds were classified as cash inflows from operating activities, but are now classified as cash inflows from investing activities. The adoption of ASU 2016-15 also required us to make certain accounting policy elections with respect to the statement of cash flows. First, ASU 2016-15 clarifies that COLI premiums paid may be classified as cash outflows from operating or investing activities, or a combination of both. In connection with the adoption of ASU 2016-15, we made an accounting policy election to classify COLI premiums paid as cash outflows from operating activities, consistent with our previous presentation of such payments. Second, ASU 2016-15 allows distributions received from equity method investees to be classified using either the cumulative earnings approach or the nature of distribution approach. In connection with the adoption of ASU 2016-15, we made an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach, consistent with our previous presentation of such distributions. The other aspects of ASU 2016-15 did not result in a change to our existing accounting policies for the preparation of the statement of cash flows. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2016-15 on our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to add and clarify guidance on the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In particular, ASU 2016-18 requires that restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period totals disclosed in the statement of cash flows. Transfers between restricted and unrestricted cash accounts are not to be reported within the statement of cash flows. Only restricted cash receipts or payments directly with third parties are to be reported in the statement of cash flows as either an operating, investing, or financing activity, depending on the nature of the transaction. We retrospectively adopted ASU 2016-18 on January 1, 2018. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2016-18 on our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017. (See Note 11 for information related to our restricted cash balances.)
Presentation of Pension and Postretirement Costs—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic pension cost be presented in the same statement of operations line item as other employee compensation costs, while the remaining components of net periodic pension cost be presented outside of operating income (loss). We retrospectively adopted ASU 2017-07 on January 1, 2018. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2017-07 on our Condensed Consolidated Income Statements for the three and six months ended June 30, 2017. (See Note 7 for information related to our defined benefit pension plan in the U.K.)

Summary of Adjustments to Prior Period Presentation—The following table summarizes the impact of the retrospective adoption of ASC 606 and ASU 2017-07 on our Condensed Consolidated Income Statements for the three and six months ended June 30, 2017 (in thousands of dollars):

Three months ended June 30, 2017	As Previously Reported	ASC 606 Adjustment	ASU 2017-07 Adjustment	As Adjusted
Revenues:
Agency commissions and fees	$276,807	$24,961	$—	$301,768
Total revenues	$314,898	$24,961	$—	$339,859
Expenses:
Agency direct costs	$29,881	$24,961	$—	$54,842
Salaries and related	$87,297	$—	$1,243	$88,540
Total expenses	$199,500	$24,961	$1,243	$225,704
Operating income	$115,398	$—	$(1,243)	$114,155
Non-operating (expense) income	$(299)	$—	$1,243	$944
Net income attributable to Sotheby's	$76,891	$—	$—	$76,891

Six months ended June 30, 2017	As Previously Reported	ASC 606 Adjustment	ASU 2017-07 Adjustment	As Adjusted
Revenues:
Agency commissions and fees	$376,300	$36,733	$—	$413,033
Total revenues	$502,435	$36,733	$—	$539,168
Expenses:
Agency direct costs	$39,398	$36,733	$—	$76,131
Salaries and related	$151,643	$—	$2,447	$154,090
Total expenses	$399,891	$36,733	$2,447	$439,071
Operating income	$102,544	$—	$(2,447)	$100,097
Non-operating income	$541	$—	$2,447	$2,988
Net income attributable to Sotheby's	$65,566	$—	$—	$65,566

The following table summarizes the impact of the retrospective adoption of ASU 2016-15 and ASU 2016-18 on our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (in thousands of dollars):

	As Previously Reported	ASU 2016-15 Adjustments	ASU 2016-18 Adjustments	As Adjusted
Operating Activities:
Changes in other operating assets and liabilities	$(41,207)	$(2,100)	$—	$(43,307)
Net cash provided by operating activities	$56,357	$(2,100)	$—	$54,257
Investing Activities:
Proceeds from company-owned life insurance	$—	$2,100	$—	$2,100
Decrease in restricted cash	$7,749	$—	$(7,749)	$—
Net cash provided by investing activities	$50,545	$2,100	$(7,749)	$44,896
Financing Activities:
Increase in restricted cash related to York Property Mortgage	$(2,799)	$—	$2,799	$—
Net cash used by financing activities	$(91,020)	$—	$2,799	$(88,221)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$4,489	$—	$3,370	$7,859
Increase (decrease) in cash, cash equivalents, and restricted cash (a)	$20,371	$—	$(1,580)	$18,791
Cash, cash equivalents, and restricted cash at beginning of period (a)	$496,031	$—	60,170	$556,201
Cash, cash equivalents, and restricted cash at end of period (a)	$516,402	$—	$58,590	$574,992

(a)	Restricted cash is included only in the adjusted balances, reflecting the retrospective adoption of ASU 2016-18.
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
Through our Agency segment, we accept works of art on consignment and match sellers (also known as consignors) to buyers through the auction or private sale process. In both auction and private sale transactions, we act as exclusive agent for the seller. Prior to offering a work of art for sale, we perform due diligence activities to authenticate and determine the ownership history and condition of the consigned artwork. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process, and RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. The Agency segment is an aggregation of the auction, private sale, and other related activities that are conducted across various collecting categories, all of which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided.
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
The following table presents our segment information for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

Three Months Ended June 30, 2018	Agency	SFS	All Other	Reconciling items		Total
Revenues	$327,445	$11,823	$8,550	$(2,182)	(a)	$345,636
Segment income before taxes	$67,173	$6,891	$1,051	$(1,234)	(b)	$73,881
Three Months Ended June 30, 2017
Revenues (c)	$319,474	$16,362	$7,026	$(3,003)	(a)	$339,859
Segment income before taxes	$97,226	$8,879	$2,255	$(466)	(b)	$107,894
Six Months Ended June 30, 2018
Revenues	$507,178	$24,239	$14,732	$(4,717)	(a)	$541,432
Segment income before taxes	$57,467	$15,402	$2,439	$(12,895)	(b)	$62,413
Six Months Ended June 30, 2017
Revenues (c)	$499,665	$30,733	$13,377	$(4,607)	(a)	$539,168
Segment income before taxes	$68,804	$16,212	$4,721	$(1,133)	(b)	$88,604

(a)
The reconciling items related to revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(b)	The reconciling items related to segment income before taxes are detailed in the table below.

(c)	Agency segment revenue for the three and six months ended June 30, 2017 has been recast to reflect the retrospective adoption of ASC 606. See Notes 1 and 4.

The table below presents a reconciliation of total segment income before taxes to consolidated income before taxes for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Agency	$67,173	$97,226	$57,467	$68,804
SFS	6,891	8,879	15,402	16,212
All Other	1,051	2,255	2,439	4,721
Segment income before taxes	75,115	108,360	75,308	89,737
Unallocated amounts and reconciling items:
Extinguishment of debt	—	—	(10,855)	—
Equity in earnings of investees (a)	(1,234)	(466)	(2,040)	(1,133)
Income before taxes	$73,881	$107,894	$62,413	$88,604
(a) For segment reporting purposes, our share of earnings related to equity investees is included as part of income before taxes. However, such earnings are reported separately below income before taxes in our Condensed Consolidated Income Statements.
The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2018, December 31, 2017, and June 30, 2017 (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
Agency	$2,227,296	$2,395,429	$2,130,731
SFS	494,420	608,713	663,500
All Other	43,625	40,566	48,051
Total segment assets	2,765,341	3,044,708	2,842,282
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	46,326	42,599	23,096
Reconciling item related to SFS (a)	—	—	(25,000)
Consolidated assets	$2,811,667	$3,087,307	$2,840,378
(a) As of June 30, 2017, segment assets for SFS included a $25 million consignor advance that is netted against an associated auction payable balance on our Condensed Consolidated Balance Sheets.
Substantially all of our capital expenditures for the six months ended June 30, 2018, the year ended December 31, 2017, and the six months ended June 30, 2017 were attributable to the Agency segment.

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
The following table summarizes our revenues by segment and type for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Agency	SFS	All Other	Total	Agency	SFS	All Other		Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$257,799	$—	$—	$257,799	$266,949	$—	$—		$266,949
Auction related fees, net (a)	6,081	—	—	6,081	16,045	—	—		16,045
Private sale commissions	24,016	—	500	24,516	14,827	—	—		14,827
Other Agency commissions and fees	2,359	—	124	2,483	3,947	—	—		3,947
Total Agency commissions and fees	290,255	—	624	290,879	301,768	—	—		301,768
Inventory sales	37,190	—	2,916	40,106	17,706	—	2,231		19,937
Advisory revenues	—	—	1,156	1,156	—	—	1,431		1,431
License fee and other revenues	—	—	3,854	3,854	—	—	3,364		3,364
Total revenue from contracts with customers	327,445	—	8,550	335,995	319,474	—	7,026		326,500
Finance revenue:
Interest and related fees	—	9,641	—	9,641	—	13,359	—	9,881	13,359
Total revenues	$327,445	$9,641	$8,550	$345,636	$319,474	$13,359	$7,026		$339,859

	Six Months Ended June 30, 2018						Six Months Ended June 30, 2017
	Agency		SFS		All Other	Total	Agency		SFS		All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$389,929	—	$—	—	$—	$389,929	$357,565	—	$—	—	$—	$357,565
Auction related fees, net (a)	17,824	—	—	—	—	17,824	21,498	—	—	—	—	21,498
Private sale commissions	43,501	—	—	—	500	44,001	28,047	—	—	—	—	28,047
Other Agency commissions and fees	4,351	—	—	—	300	4,651	5,923	—	—	—	—	5,923
Total Agency commissions and fees	455,605		—		800	456,405	413,033		—		—	413,033
Inventory sales	51,573	—	—	—	4,769	56,342	86,632		—		4,682	91,314
Advisory revenues	—	—	—	—	2,406	2,406	—	—	—	—	2,829	2,829
License fee and other revenues	—	—	—	—	6,757	6,757	—	—	—	—	5,866	5,866
Total revenue from contracts with customers	507,178		—		14,732	521,910	499,665		—		13,377	513,042
Finance revenue:
Interest and related fees	—	—	19,522	—	—	19,522	—	—	26,126	—	—	26,126
Total revenues	$507,178		$19,522		$14,732	$541,432	$499,665		$26,126		$13,377	$539,168

(a)	Auction Related Fees, net includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
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
The table below summarizes the balances related to our contracts with customers as of and for the six months ended June 30, 2018 and 2017 (in thousands of dollars):

	June 30, 2018	June 30, 2017
Accounts Receivable
Balance as of beginning of period	$783,706	$424,418
Balance as of end of period	$1,076,152	$837,200
Increase/(decrease)	$292,446	$412,782
Client Payables
Balance as of beginning of period	$996,197	$511,876
Balance as of end of period	$1,191,581	$867,856
Increase/(decrease)	$195,384	$355,980
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
The net increases in Accounts Receivable and Client Payables for the periods ending June 30, 2018 and 2017 are largely the result of auction sales occurring in the second quarter for which the sale proceeds were not yet collected from buyers and remitted to sellers as of the balance sheet date. When compared to June 30, 2017, the increases in Accounts Receivable and Client Payables are principally due to the higher levels of auction and private sales through the second quarter of 2018, a decrease in early consignor settlements (as discussed in the following paragraph), and the general timing of buyer and consignor settlements.
In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the seller before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of June 30, 2018, December 31, 2017, and June 30, 2017, Accounts Receivable included $75.3 million, $92.1 million, and $85.3 million, respectively, related to situations when we paid the seller all or a portion of the net sales proceeds before payment was collected from the buyer. As of June 30, 2018, December 31, 2017, and June 30, 2017, Accounts Receivable (net) also included $26.9 million, $53.8 million, and $33.4 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
Deferred revenue balances are generally not material. However, as of June 30, 2017, our Condensed Consolidated Balance Sheets include a significant deferred revenue balance related to the sale of an item of Inventory. (See Note 10.)
Contract Costs—We incur various direct costs in the fulfillment of our auction services. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. A large portion of these costs are funded prior to the auction and are recorded on our Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the auction sale when they are expensed to Direct Costs of Services in the Condensed Consolidated Income Statements. As of June 30, 2018, December 31, 2017, and June 30, 2017, the contract cost balances recorded within Prepaid Expenses and Other Current Assets were $6.8 million, $9.6 million, and $7.5 million, respectively.

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
As of June 30, 2018, December 31, 2017, and June 30, 2017, the net Notes Receivable balance of SFS was $480 million, $590.6 million, and $651.4 million, respectively. As of June 30, 2018, December 31, 2017, and June 30, 2017, the total net Notes Receivable balance of SFS included $28.4 million, $54.4 million, and $85.6 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the six months ended June 30, 2018 and 2017, SFS issued $15.1 million and $3.8 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2018 and 2017, such repayments totaled $41.1 million and $6.9 million, respectively.
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
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of June 30, 2018, December 31, 2017, and June 30, 2017 (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
Secured loans	$479,972	$590,609	$651,361
Low auction estimate of collateral	$1,159,693	$1,369,235	$1,445,847
Aggregate LTV ratio	41%	43%	45%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of June 30, 2018, December 31, 2017, and June 30, 2017 (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
Secured loans with an LTV ratio above 50%	$105,744	$168,116	$209,483
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$182,398	$269,063	$375,933
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	58%	62%	56%

The table below provides other credit quality information regarding secured loans made by SFS as of June 30, 2018, December 31, 2017, and June 30, 2017 (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
Total secured loans	$479,972	$590,609	$651,361
Loans past due	$62,310	$62,570	$108,560
Loans more than 90 days past due	$41,819	$56,087	$41,448
Non-accrual loans	$15,402	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,132	1,253	1,290
Total allowance for credit losses - secured loans	$1,132	$1,253	$1,290
We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of June 30, 2018, $62.3 million of the net Notes Receivable balance was past due, of which $41.8 million was more than 90 days past due. We are continuing to accrue interest on $46.9 million of past due loans and, as of June 30, 2018, the collateral securing such loans had a low auction estimate of approximately $190.8 million, resulting in an LTV ratio of approximately 25%. In consideration of expected loan renewals, collateral sales to date for which the proceeds have not yet been collected from the buyer, as well as the value of the remaining collateral and our current collateral disposal plans, we believe that the principal and interest amounts owed for these past due loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to our determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of January 1, 2018, one of the past due loans included in the table above was placed on non-accrual status. During the first and second quarters of 2018, our investment in this loan was reduced by $32 million as the result of proceeds collected from collateral sales. As of June 30, 2018, our recorded investment in this loan was approximately $17.2 million, consisting of the $15.4 million principal balance and $1.8 million in accrued interest. Additional collateral sale proceeds of $14.1 million are expected to be collected from auction buyers later in 2018. Following the collection of these collateral sale proceeds, our recorded investment in the loan will be approximately $3.1 million. We expect to recover our investment in this loan through the future sale of the remaining loan collateral, which is expected to be offered at auction and through private sales during the remainder of 2018.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of June 30, 2018, December 31, 2017, and June 30, 2017, there were no impaired loans outstanding.
As of June 30, 2018, unfunded commitments to extend additional credit through SFS were approximately $50.2 million.
Agency Segment—As discussed above, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. As of June 30, 2018, December 31, 2017, and June 30, 2017, Notes Receivable (net) within the Agency segment included $1.2 million, $2.7 million, and $2.6 million of such amounts reclassified from Accounts Receivable (net). These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2018 and 2017, such repayments totaled $1 million and $5 million, respectively.

Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of June 30, 2017, such loans totaled $3.8 million. In the fourth quarter of 2017, we determined one of these loans to be impaired as a result of the bankruptcy of the art dealer and recorded a credit loss of $1.5 million in the period. We have commenced legal proceedings against one of the individuals who personally guaranteed this loan. As of June 30, 2018 and December 31, 2017, we had one loan outstanding of this type with a balance of $2.1 million. We are no longer accruing interest on this loan, but we believe that the recorded balance of this loan is collectible.
Allowance for Credit Losses—During the period January 1, 2018 to June 30, 2018, activity related to the Allowance for Credit Losses by segment was as follows (in thousands of dollars):

	SFS	Agency	Total
Balance as of January 1, 2018	$1,253	$1,525	$2,778
Change in loan loss provision based on historical data	(121)	—	(121)
Balance as of June 30, 2018	$1,132	$1,525	$2,657

6. Goodwill and Intangible Assets
Goodwill—For the six months ended June 30, 2018 and 2017, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of January 1	$44,396	$6,151	$50,547	$43,878	$6,151	$50,029
Goodwill acquired	5,259	—	5,259	—	—	—
Foreign currency exchange rate changes	(136)	—	(136)	322	—	322
Ending balance as of June 30	$49,519	$6,151	$55,670	$44,200	$6,151	$50,351
On February 2, 2018, we acquired Viyet, an online marketplace for interior design specializing in vintage and antique furniture, decorative objects, and accessories. This acquisition complements and enhances our online sales program, and provides an additional sale format to offer clients.
Intangible Assets—As of June 30, 2018, December 31, 2017, and June 30, 2017, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	June 30, 2018	December 31, 2017	June 30, 2017
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - Art Advisory Partners	8 years	10,800	10,800	10,800
Non-compete agreements - Art Advisory Partners	6 years	3,060	3,060	3,060
Artworks database (b)	10 years	1,200	1,200	1,125
Technology	4 years	4,461	—	—
Total intangible assets subject to amortization		19,521	15,060	14,985
Accumulated amortization		(5,232)	(3,892)	(2,902)
Total amortizable intangible assets (net)		14,289	11,168	12,083
Total intangible assets (net)		$14,613	$11,492	$12,407

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)
Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and a subsequent cash payment made in the third quarter of 2017.

For the three and six months ended June 30, 2018, amortization expense related to intangible assets was approximately $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2017, amortization expense related to intangible assets was approximately $0.5 million and $1 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the June 30, 2018 balance sheet date are as follows (in thousands of dollars):

Period	Amount
July 2018 to June 2019	$3,095
July 2019 to June 2020	$3,095
July 2020 to June 2021	$3,095
July 2021 to June 2022	$2,376
July 2022 to June 2023	$1,470

7. Defined Benefit Pension Plan
We sponsor a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"), which was closed to future service cost accruals on April 30, 2016. For the three and six months ended June 30, 2018 and 2017, the components of the net pension credit for the U.K. Pension Plan recorded within Non-Operating Income in our Condensed Consolidated Income Statements were as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$1,939	$1,999	3,920	3,937
Expected return on plan assets	(2,839)	(3,514)	(5,741)	(6,921)
Prior service cost	—	15	—	30
Amortization of actuarial loss	122	280	247	553
Amortization of prior service cost	(26)	(23)	(52)	(46)
Net pension credit	$(804)	$(1,243)	$(1,626)	$(2,447)
8. Debt
Revolving Credit Facilities—Prior to June 26, 2018, we were party to credit agreements with an international syndicate of lenders that, among other things, provided for dedicated asset-based revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (collectively, the "Previous Credit Agreements"). The Previous Credit Agreements were scheduled to mature on August 22, 2020.
On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a new credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. (the “New Credit Agreement”). The proceeds under the New Credit Agreement may be used for our working capital and other general corporate purposes and borrowings thereunder are available in U.S. Dollars, Pounds Sterling, Euros, Swiss Francs or Hong Kong Dollars. The New Credit Agreement reduces the interest rate margins for borrowings when compared to those under the Previous Credit Agreements by 25 basis points. Such interest rate margins are determined by reference to a pricing grid that is based on the level of borrowings outstanding under the New Credit Agreement. The New Credit Agreement is scheduled to mature on June 26, 2023.
The New Credit Agreement combines the previous Agency Credit Facility and previous SFS Credit Facility into one asset-based revolving credit facility with an aggregate borrowing capacity of $1.1 billion, which is subject to an enhanced borrowing base. The New Credit Agreement has a sub-limit of $350 million for foreign currency borrowings, as well as an accordion feature, which allows us to seek an increase to the borrowing capacity of the New Credit Agreement by an amount not to exceed $300 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits us to seek an increase to the aggregate borrowing capacity under the New Credit Agreement pursuant to an expedited documentation process.
The borrowing base under the New Credit Agreement is determined by a calculation that is based upon, among other things, a percentage of: (i) eligible cash; (ii) the value of certain auction guarantee advances; (iii) the value of certain art inventory; (iv) the value of certain extended payment term receivables arising from auction or private sale transactions; (v) the value of certain loans in the SFS loan portfolio; (vi) the fair market value of certain eligible real property located in the U.K.; and (vii) the net orderly liquidation value of certain of our trademarks.
Domestic borrowers are jointly and severally liable for all obligations under the New Credit Agreement and, subject to certain limitations, borrowers in the U.K. and Sotheby's Hong Kong Limited, are jointly and severally liable for all obligations of the foreign borrowers under the New Credit Agreement. In addition, the obligations of the borrowers under the New Credit Agreement are guaranteed by certain of their subsidiaries. Our obligations under the New Credit Agreement are secured by liens on all or substantially all of the personal property of the entities that are borrowers and guarantors under the New Credit Agreement.
The New Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on indebtedness, liens, investments, restricted payments, and the use of proceeds from borrowings under the Credit Agreement. The New Credit Agreement also contains a limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk sharing arrangements).

The New Credit Agreement permits dividend payments, common stock repurchases, investments and certain debt prepayments, so long as no event of default exists and subject to maintaining a minimum level of borrowing availability. The New Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2018.
We incurred aggregate fees of approximately $4 million in fees related to the New Credit Agreement, which are being amortized on a straight-line basis through its June 26, 2023 maturity date. As a result of this refinancing, $4 million of unamortized fees related to the Previous Credit Agreements were written off in the second quarter of 2018.
The following tables summarize information related to our credit facilities as of and for the periods ended June 30, 2018, December 31, 2017, and June 30, 2017 (in thousands of dollars):

As of and for the periods ended	June 30, 2018	December 31, 2017	June 30, 2017
Maximum borrowing capacity (a)	$1,100,000	$1,100,000	$1,335,000
Borrowing base	$655,198	$605,927	$692,205
Borrowings outstanding (b)	$63,000	$196,500	$531,500
Available borrowing capacity (c)	$592,198	$409,427	$160,705
Average Borrowings Outstanding:
Three months ended June 30,	$63,637	N/A	$541,874
Six months ended June 30,	$105,823	N/A	$552,130
Year ended December 31,	N/A	$479,367	N/A

(a)
On October 2, 2017, we reduced the borrowing capacity of the previous SFS Credit Facility by $235 million. This reduction, which was entirely at our option and as part of our ongoing capital allocation analysis, was executed in order to reduce facility fees for unused borrowing capacity.

(b)	The $63 million in borrowings outstanding under the New Credit Agreement as of June 30, 2018 were repaid in July 2018.

(c)	The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
Borrowing costs under the Previous Credit Agreements related to the Agency segment, which include interest and fees, are reflected in our Condensed Consolidated Income Statements as Interest Expense. Borrowing costs under the Previous Credit Agreements related to SFS are reflected in our Condensed Consolidated Income Statements within Cost of Finance Revenues.
Long-Term Debt—As of June 30, 2018, December 31, 2017, and June 30, 2017, Long-Term Debt consisted of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
York Property Mortgage, net of unamortized debt issuance costs of $4,039, $4,545, and $5,050	$267,082	$270,556	$305,907
2022 Senior Notes, net of unamortized debt issuance costs of $0, $2,998, and $3,320	—	297,002	296,680
2025 Senior Notes, net of unamortized debt issuance costs of $5,248, $5,623, and $0	394,752	394,377	—
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010, $1,010, and $1,010	(13,423)	(11,930)	(38,825)
2022 Senior Notes, net of unamortized debt issuance costs of $0, $2,998, and $0	—	(297,002)	—
Total Long-Term Debt, net	$648,411	$653,003	$563,762
See the captioned sections below for information related to the York Property Mortgage, the 2022 Senior Notes, and the 2025 Senior Notes.

York Property Mortgage—The York Property, which is our headquarters building located at 1334 York Avenue in New York, is subject to a seven-year, $325 million mortgage loan (the "York Property Mortgage") that matures on July 1, 2022. As of June 30, 2018, the outstanding principal balance of the York Property Mortgage was $271.1 million. As of June 30, 2018, the fair value of the York Property Mortgage approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per ASC 820, Fair Value Measurements.
The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future common stock repurchases. As of June 30, 2018, Sotheby's net worth was $606.7 million. In conjunction with this amendment, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments funded primarily with cash accumulated in a restricted cash management account, as discussed below, beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account associated with the York Property Mortgage. On July 2, 2018, a $6.25 million principal payment funded primarily from the restricted cash management account was made in accordance with the June 2017 amendment to the York Property Mortgage. (See Note 9 for information related to the interest protection agreements that were entered into in connection with the York Property Mortgage.)
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

•
If Sotheby's corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender. The lender will retain any excess cash after monthly debt service, insurance, and taxes as security. On July 3, 2017, $7 million from the Cash Management Account was used to fund a portion of the $32 million principal prepayment of the York Property Mortgage discussed above. As of June 30, 2018, December 31, 2017, and June 30, 2017, the Cash Management Account had a balance of $5.3 million, $3.1 million, and $7.4 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets.

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
As of June 30, 2018, the $400 million principal amount of the 2025 Senior Notes had a fair value of approximately $382.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
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
Future Principal and Interest Payments—The aggregate future principal and interest payments due under the New Credit Agreement, the York Property Mortgage, and the 2025 Senior Notes during the five-year period after June 30, 2018 are as follows (in thousands of dollars):

Period	Amount
July 2018 to June 2019	$109,344
July 2019 to June 2020	$47,174
July 2020 to June 2021	$46,774
July 2021 to June 2022	$46,371
July 2022 to June 2023	$230,678
The table above assumes that the annual interest rate for the York Property Mortgage will be within the interest rate collar's floor and ceiling rates for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity. The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as annual principal prepayments of $6.25 million each July beginning in 2018 and continuing through 2021, as discussed above.

9. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of June 30, 2018, December 31, 2017, and June 30, 2017 (in thousands of dollars):

	Assets		Liabilities
June 30, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification		Fair Value
Cash Flow Hedges:
Interest rate swap	Other Current Assets	$274	N/A		$—
Interest rate collar	N/A	—	Other Current Liabilities		25
Interest rate collar	N/A	—	Other Long-Term Liabilities		207
Total cash flow hedges		274		—	232
Net Investment Hedges:
Foreign exchange contracts	Other Current Assets	4,444	N/A		—
Total		$4,718			$232

	Assets		Liabilities
December 31, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	Other Current Assets	$339	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	666
Interest rate collar	N/A	—	Other Long-Term Liabilities	1,501
Total cash flow hedges		339		2,167
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities	3,756
Total		$339		$5,923

	Assets		Liabilities
June 30, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swaps	Other Current Assets	$308	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	1,550
Interest rate collar	N/A	—	Other Long-Term Liabilities	3,257
Total cash flow hedges		308		4,807
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities	2,176
Total		$308		$6,983
During the six months ended June 30, 2018, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $97.9 million and realized a net loss of ($5.9) million. During the six months ended June 30, 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $213.8 million and realized a net gain of $29.1 million. Realized gains and losses related to the settlement of derivative financial instruments designated as net investment hedges are reflected on our Condensed Consolidated Balance Sheets within Accumulated Other Comprehensive Loss.

The following tables summarize the effect of the derivative financial instruments designated as hedging instruments on our Condensed Consolidated Income Statements and Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Gain (Loss) Recognized in Other Comprehensive Income - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion		Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Ineffective Portion
Three Months Ended June 30,	2018	2017		2018	2017	2018	2017
Cash Flow Hedges:
Interest rate swaps	$15	$(7)	Interest Expense	$(93)	$(50)	$—	$—
Interest rate collar	207	(527)	Interest Expense	7	—	—	—
Interest rate collar	—	—	Non-operating income	—	—	—	622
Total cash flow hedges	222	(534)		(86)	(50)	—	622
Net Investment Hedges:
Foreign exchange contracts	3,350	(1,454)	N/A	—	—	—	—
Total	$3,572	$(1,988)		$(86)	$(50)	$—	$622

	Gain (Loss) Recognized in Other Comprehensive Income - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion		Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Ineffective Portion
Six Months Ended June 30,	2018	2017		2018	2017	2018	2017
Cash Flow Hedges:
Interest rate swaps	$95	$134	Interest Expense	$(145)	$35	$—	$—
Interest rate collar	1,187	85	Interest Expense	169	—	—	—
Interest rate collar	—	—	Non-operating income	—	—	—	622
Total cash flow hedges	1,282	219		24	35	—	622
Net Investment Hedges:
Foreign exchange contracts	1,740	(2,078)	N/A	—	—	—	—
Total	$3,022	$(1,859)		$24	$35	$—	$622

See the captioned sections below for information related to the derivative financial instruments designated as cash flow hedges or net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—In connection with the York Property Mortgage (see Note 8), we entered into interest rate protection agreements secured by the York Property, consisting of a 2-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a 5-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's 7-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for its remaining 7-year term. Beginning on the effective date of the Mortgage Collar and through June 30, 2018, the weighted average interest rate for the York Property Mortgage was 4.172%.

In conjunction and concurrent with the June 2017 amendment to the York Property Mortgage (see Note 8), the notional value of the Mortgage Collar was reduced by $57 million to reflect: (i) the $32 million principal prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each, beginning in July 2018 and continuing through July 2021. The reduction in the notional value of the Mortgage Collar relates to previously forecasted interest payments that are no longer probable of occurring following the June 2017 amendment to the York Property Mortgage. The reduction in the notional value of the Mortgage Collar resulted in a $0.6 million (net of tax) reclassification from Accumulated Other Comprehensive Loss into Net Income in the second quarter of 2017.
As of June 30, 2018, the notional value of the Mortgage Collar was $271.1 million, which is equal to the principal balance of the York Property Mortgage on that date. For the remainder of its term, the Mortgage Collar will have a notional value that is no greater than the applicable forecasted principal balance of the York Property Mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreement(s) are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements.
On November 21, 2016, we entered into a two-year interest rate swap agreement to eliminate the variability in expected cash outflows associated with the one-month LIBOR-indexed interest payments owed on $63 million of revolving credit facility borrowings (the "Revolving Credit Facility Swap"). As of June 30, 2018, the notional value of the Credit Facility Swap was $63 million.
At their inception, the Mortgage Swap, the Mortgage Collar, and the Revolving Credit Facility Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges is effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in our Condensed Consolidated Income Statements in the same period that interest expense related to the underlying debt instruments is recorded. Any hedge ineffectiveness is immediately recognized in Net Income. In addition, if any of the forecasted transactions associated with the Cash Flow Hedges are no longer probable of occurring, any related amounts previously recorded in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets would be immediately reclassified into Net Income. As discussed above, certain previously forecasted interest payments associated with the Mortgage Collar became no longer probable of occurring in the second quarter of 2017 and, as a result, $0.6 million (net of tax) of the amount previously recorded in Accumulated Other Comprehensive Loss was immediately reclassified into Net Income in the second quarter of 2017.
Management performs a quarterly assessment to determine whether each of the outstanding Cash Flow Hedges continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments. As of June 30, 2018, each of the outstanding Cash Flow Hedges, including the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on their respective debt instruments.
The assets and liabilities associated with the Cash Flow Hedges have been designated as Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Level 2 fair value measurements may be determined through the use of models or other valuation methodologies. The fair value of the Mortgage Swap was based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the timing of the interest payments related to the York Property Mortgage. The fair value of the Mortgage Collar is based on an option pricing model using observable LIBOR-curve rates for each forecasted monthly settlement, with the projected cash flows discounted using the contractual terms of the instrument. The fair value of the Revolving Credit Facility Swap is based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that are consistent with the timing of the interest payments related to our revolving credit facility.
Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of June 30, 2018, the aggregate notional value of our outstanding net investment hedge contracts was $56.3 million.

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
As of June 30, 2018, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $251.9 million. Notional values do not quantify risk or represent assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings. As of June 30, 2018, the aggregate fair value of these contracts represented an asset of $3.7 million, which was recorded on our Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets. As of December 31, 2017 and June 30, 2017, the aggregate fair value of these contracts represented liabilities of $0.8 million and $1.4 million, respectively, which were recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
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
11. Supplemental Condensed Consolidated Balance Sheet Information
Prepaid and Other Current Assets—As of June 30, 2018, December 31, 2017, and June 30, 2017, Prepaid Expenses and Other Current Assets consisted of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
Prepaid expenses	$25,586	$25,418	$27,293
Derivative financial instruments (see Note 9)	274	339	308
Insurance recoveries	2,335	—	—
Other	15,067	6,253	17,854
Total Prepaid Expenses and Other Current Assets	$43,262	$32,010	$45,455

Other Long-Term Assets—As of June 30, 2018, December 31, 2017, and June 30, 2017, Other Long-Term Assets consisted of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
Defined benefit pension plan asset	$107,647	$108,826	$86,317
Equity method investments (a)	46,789	46,905	47,299
Trust assets related to deferred compensation liability	30,017	26,240	25,128
Restricted cash (see Note 12)	17,442	17,916	17,332
Insurance recoveries	12,782	12,242	14,527
Other	15,136	15,479	2,392
Total Other Long-Term Assets	$229,813	$227,608	$192,995

(a)	Includes our equity method investments in RM Sotheby's and AMA, as well as a partnership that was formed in the second quarter of 2017 through which artworks are being purchased and sold.
Other Long-Term Liabilities—As of June 30, 2018, December 31, 2017, and June 30, 2017, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
Deferred compensation liability	$29,605	$25,614	$24,477
Acquisition earn-out consideration	8,750	17,500	17,500
Interest rate collar liability (see Note 9)	207	1,501	3,257
Other	7,609	6,809	6,623
Total Other Long-Term Liabilities	$46,171	$51,424	$51,857
12. Supplemental Condensed Consolidated Cash Flow Information
Cash, Cash Equivalents, and Restricted Cash—As of June 30, 2018, December 31, 2017, and June 30, 2017, cash, cash equivalents, and restricted cash consisted of the following (in thousands of dollars):

	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$432,357	$544,432	$516,402
Restricted cash, recorded within current assets:
Consignor funds held in legally segregated accounts	23,528	46,029	33,164
Funds deposited with the trustee for the redemption of the 2022 Senior Notes (see Note 8)	—	312,250	—
Cash Management Account related to the York Property Mortgage (see Note 8)	5,264	3,107	7,434
Other	187	192	660
Restricted cash, recorded within current assets	28,979	361,578	41,258
Restricted cash, recorded within other long-term assets (a)	17,442	17,916	17,332
Total restricted cash	46,421	379,494	58,590
Cash, cash equivalents, and restricted cash	$478,778	$923,926	$574,992

(a)	Restricted cash reflected within Other Long-Term Assets principally relates to $15.3 million of funds held in escrow pending the final settlement of a sale.

Changes in Other Operating Assets and Liabilities—For the six months ended June 30, 2018 and 2017, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows included the following (in thousands of dollars):

	Six Months Ended June 30,
	2018	2017
(Increase) decrease in:
Prepaid expenses and other current assets	$(8,233)	$2,342
Other long-term assets	(3,611)	(1,306)
Income tax receivables and deferred income tax assets	(9,782)	(20,896)
(Decrease) increase in:
Accounts payable and accrued liabilities and other liabilities	(23,870)	(20,575)
Accrued income taxes and deferred income tax liabilities	4,126	(2,872)
Total changes in other operating assets and liabilities	$(41,370)	$(43,307)
13. Shareholders' Equity and Dividends
Common Stock Repurchase Program—On February 28, 2018, the Board of Directors approved a $100 million increase to our share repurchase authorization, resulting in an updated share repurchase authorization of $195.7 million as of that date.
The following table provides information regarding our common stock repurchase program for the six months ended June 30, 2018 and 2017 (in thousands, except for per share data):

	Six Months Ended
	June 30, 2018	June 30, 2017
Shares repurchased	1,193	740
Aggregate purchase price	$62,497	$33,940
Average price per share	$52.40	$45.86
As of August 3, 2018, $133.2 million remained available under the current share repurchase authorization.
Management expects to continue to repurchase shares of common stock via open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and/or accelerated share repurchase agreements, subject to the factors described below. The timing of further share repurchases and the actual amount purchased will depend on a variety of factors including the market price of our common stock, general market and economic conditions, securities law requirements, and other corporate considerations. Repurchases may continue to be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which allows us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.
Special Dividend—On January 29, 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. In conjunction with this special dividend, we accrued approximately $10 million for dividend equivalents owed on share-based payments to employees, which we charged to retained earnings. For the six months ended June 30, 2017, $2 million of such dividends were paid to employees upon the vesting of the share-based payments. No such dividends were paid during the six months ended June 30, 2018.

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss and the details regarding any reclassification adjustments made for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Currency Translation Adjustments
Balance at beginning of period	$(67,280)	$(86,853)	$(74,505)	$(89,478)
Other comprehensive (loss) income before reclassifications, net of tax of $0, $835, $400, and $1,421	(14,238)	6,526	(7,013)	9,151
Other comprehensive (loss) income	(14,238)	6,526	(7,013)	9,151
Balance at end of period	(81,518)	(80,327)	(81,518)	(80,327)
Cash Flow Hedges
Balance at beginning of period	141	(2,826)	(1,029)	(3,664)
Other comprehensive income (loss) before reclassifications, net of tax of $73, ($331), $423, and $135	222	(534)	1,282	219
Reclassifications from accumulated other comprehensive loss, net of tax of ($28), $354, $8, and $407	(86)	572	24	657
Other comprehensive income	136	38	1,306	876
Balance at end of period	277	(2,788)	277	(2,788)
Net Investment Hedges
Balance at beginning of period	11,949	15,994	13,559	16,618
Other comprehensive income (loss) before reclassifications, net of tax of $1,094, ($885), $569, and ($1,270)	3,350	(1,454)	1,740	(2,078)
Other comprehensive income (loss)	3,350	(1,454)	1,740	(2,078)
Balance at end of period	15,299	14,540	15,299	14,540
Defined Benefit Pension Plan
Balance at beginning of period	(434)	(13,855)	(491)	(13,834)
Currency translation adjustments	32	(571)	7	(800)
Other comprehensive income (loss) before reclassifications	32	(571)	7	(800)
Prior service cost amortization, net of tax of ($4), ($3), ($8), and ($7)	(21)	(20)	(43)	(39)
Actuarial loss amortization, net of tax of $19, $45, $40, and $91	102	235	206	462
Reclassifications from accumulated other comprehensive loss, net of tax	81	215	163	423
Other comprehensive income (loss)	113	(356)	170	(377)
Balance at end of period	(321)	(14,211)	(321)	(14,211)
Total other comprehensive (loss) income attributable to Sotheby's	(10,639)	4,754	(3,797)	7,572
Accumulated other comprehensive loss as of June 30	$(66,263)	$(82,786)	$(66,263)	$(82,786)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash Flow Hedges
Settlements	$(114)	$926	$32	$1,064
Tax effect	28	(354)	(8)	(407)
Reclassification adjustments, net of tax	(86)	572	24	657
Defined Benefit Pension Plan
Prior service cost amortization	(26)	(23)	(52)	(46)
Actuarial loss amortization	122	280	247	553
Pre-tax total	96	257	195	507
Tax effect	(15)	(42)	(32)	(84)
Reclassification adjustments, net of tax	81	215	163	423
Total reclassification adjustments, net of tax	$(5)	$787	$187	$1,080
15. Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between March 31, 2020 and December 31, 2022. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $14.1 million as of June 30, 2018.
Guarantees of Collection—A guarantee of collection is a commitment to a consignor that, under certain conditions, Sotheby's will fund the payment of the net sale proceeds to the consignor even if the purchaser has not yet made payment. It is not a guarantee that the property will be sold at a certain minimum price. In the event that any item subject to a guarantee of collection is sold and the purchaser does not pay by the settlement date, we are required to pay the consignor the net sale proceeds, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. In certain limited circumstances, we may also have the right to recover the net sale proceeds from the consignor in the event of an ultimate purchaser default. As of June 30, 2018, we had a guarantee of collection outstanding related to property that sold for a hammer price of $26.8 million in April 2018. The remaining amount owed by the buyer is due to be paid in the fourth quarter of 2018.
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
The Sotheby’s Parties filed the Swiss Action in response to the stated intent of Mr. Rybolovlev’s counsel to initiate litigation in the U.K. against several of the Sotheby’s Parties. Specifically, on October 27, 2017, counsel for entities affiliated with Mr. Rybolovlev filed papers with the U.S. District Court for the Southern District of New York requesting authority to use documents previously obtained from Sotheby’s pursuant to 28 U.S.C. § 1782. This statute allows parties to conduct discovery in the U.S. for use in foreign legal proceedings. Mr. Rybolovlev sought discovery to support a contemplated U.K. proceeding alleging that Sotheby’s and its agents aided and abetted an alleged fraud that Mr. Bouvier allegedly perpetrated against Mr. Rybolovlev and affiliated entities. On December 22, 2017, the District Court in New York approved Mr. Rybolovlev’s request to use Sotheby’s previously disclosed documents both in the contemplated U.K. proceedings, and in the Sotheby’s Parties’ Swiss declaratory judgment proceeding against Mr. Rybolovlev and his affiliates. To date, we are not aware of Mr. Rybolovlev actually filing the threatened U.K. litigation against Sotheby’s, and believe that Geneva is the correct venue for the dispute, that the Lugano Convention effectively precludes Mr. Rybolovlev from sustaining an action in the U.K., and that the Sotheby’s Parties will prevail in the Swiss Action.
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
In accordance with SAB 118, in the fourth quarter of 2017, we recorded a provisional net income tax expense of approximately $1.2 million based on reasonable estimates of the tax effects of the Act, which included an expense of $40.4 million to record a liability for the one-time mandatory transition tax on certain unremitted and untaxed earnings of our foreign subsidiaries. In the second quarter of 2018, we recorded an income tax benefit of approximately $2.3 million to reduce this liability as a result of guidance that was issued by the IRS during the period and as a result of revisions made to certain estimates used in the calculation as of December 31, 2017.
The provisional net income tax expense recorded in the fourth quarter of 2017 also included an expense of $19.8 million to reduce the value of our net deferred tax assets, primarily as a result of the change in the U.S. corporate income tax rate from 35% to 21%. In the second quarter of 2018, we recorded an income tax benefit of $2.6 million to adjust the remeasurement of our net deferred tax asset based on further analysis of available tax accounting methods and elections.
As of June 30, 2018, we are continuing to gather additional information and expect to complete our accounting for the tax effects of the Act within the prescribed measurement period, which will not exceed one year from the December 22, 2017 enactment date.

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
As of June 30, 2018, our Condensed Consolidated Balance Sheets reflect a provisional income tax payable of $20.2 million within long-term liabilities on our Condensed Consolidated Balance Sheets, for the one-time mandatory transition tax on unremitted foreign earnings discussed above. We intend to elect to settle this liability in installments over eight years, as allowed by the Act.
17. Uncertain Tax Positions
As of June 30, 2018, our liability for unrecognized tax benefits, excluding interest and penalties, was $12.3 million, representing a net decrease of $0.9 million when compared to a liability of $13.2 million as of December 31, 2017. This net decrease is primarily the result of the expiration of the statute of limitations for certain tax years and the settlement of a tax audit, partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters, and an increase due to changes in foreign exchange rates. As of June 30, 2017, our liability for unrecognized tax benefits, excluding interest and penalties, was $20.4 million.
As of June 30, 2018, December 31, 2017, and June 30, 2017, the total amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate was $4.5 million, $4.1 million, and $9.6 million, respectively. We believe it is reasonably possible that a decrease of $2.6 million in the balance of unrecognized tax benefits can occur within 12 months of the June 30, 2018 balance sheet date as a result of the expiration of statutes of limitations and the expected settlement of ongoing tax audits.
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
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense in our Condensed Consolidated Income Statements. For the three months ended June 30, 2018, the accrual of such interest and penalties increased by approximately $0.1 million.
Our policy is to record interest expense related to sales, value added and other non-income based taxes as Interest Expense in our Condensed Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in our Condensed Consolidated Income Statements . Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense in our Condensed Consolidated Income Statements.
18. Auction Guarantees
As of June 30, 2018, we had outstanding auction guarantees totaling $31.2 million. Each of the auction guarantees outstanding as of June 30, 2018 has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. All of the property related to these auction guarantees is being offered at auctions during the second half of 2018. Our financial exposure under these auction guarantees is reduced by $31.2 million as a result of our use of contractual risk sharing arrangements with third parties. Such risk sharing arrangements include irrevocable bid arrangements and, from time-to-time, partner sharing arrangements. As a result of these risk-sharing arrangements, we did not have any net financial exposure related to the auction guarantees that were outstanding as of June 30, 2018.
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

We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. There were no auction guarantee advances outstanding as of June 30, 2018, December 31, 2017, and June 30, 2017. As of June 30, 2018, December 31, 2017, and June 30, 2017, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $0.9 million, $0.9 million, and $0.4 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets.
As of August 3, 2018, we had outstanding auction guarantees totaling $194 million and, as of that date, our financial exposure was reduced by risk-sharing arrangements totaling $81.2 million. As a result of these risk-sharing arrangements, our net financial exposure related to auction guarantees was $112.8 million as of August 3, 2018. Each of the auction guarantees outstanding as of August 3, 2018 has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions during the second half of 2018 and throughout 2019. As of August 3, 2018, we have advanced $1 million of the total guaranteed amount.
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
For the three and six months ended June 30, 2018 and 2017, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pre-tax	$6,312	$5,946	$14,689	$12,015
After-tax	$5,087	$3,940	$11,726	$7,997
For the six months ended June 30, 2018 and 2017, we recognized $1.2 million and $2.6 million, respectively, in excess tax benefits related to share-based payments in our Condensed Consolidated Income Statements. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
As of June 30, 2018, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $37.3 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.25 years. We do not capitalize any compensation expense related to share-based payments to employees.
Shareholder Approval of 2018 Equity Incentive Plan—The Sotheby’s 2018 Equity Incentive Plan (the “Equity Plan”) was adopted by our Board of Directors on February 28, 2018 and approved by our stockholders on May 3, 2018. The Equity Plan replaces the Sotheby’s Restricted Stock Unit Plan (as amended and restated, the "Restricted Stock Unit Plan") and the Sotheby’s 1997 Stock Option Plan (collectively, the “Prior Plans”), which are discussed in more detail below. The Equity Plan permits the issuance of restricted stock, restricted stock units, performance shares, performance share units, stock options, stock appreciation rights (or, "SAR's"), and other equity-related awards. No further awards will be granted under the Prior Plans after May 3, 2018. However, the terms and conditions of the Prior Plans and related award agreements will continue to apply to all awards granted prior to May 3, 2018 under the Prior Plans.
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
For the six months ended June 30, 2018, the Compensation Committee approved share-based payment awards with a total grant date fair value of $32.3 million, as follows:

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

•	402,899 RSU's with a grant date fair value of $19.1 million and annual vesting opportunities over a three-year service period.
Summary of Outstanding Share-Based Payment Awards—For the six months ended June 30, 2018, changes to the number of outstanding RSU’s, PSU’s, and restricted shares were as follows (shares in thousands):

	Restricted Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,922	$36.59
Granted	686	$47.06
Vested	(526)	$38.95
Canceled	(157)	$39.83
Outstanding at June 30, 2018	1,925	$39.41
As of June 30, 2018, 6.2 million shares were available for future awards issued pursuant to the new Equity Plan. The aggregate fair value of RSU’s and PSU's that vested during the six months ended June 30, 2018 and 2017 was $26.8 million and $35.9 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Prior to the shareholder approval of the new Equity Plan on May 3, 2018, stock options were issued pursuant to the 1997 Stock Option Plan and were exercisable into authorized, but unissued shares of our common stock. These stock options vested evenly over four years and expired ten years after the date of grant. In the fourth quarter of 2017, the remaining 50,000 stock options that were outstanding under the 1997 Stock Option Plan were exercised at an exercise price of $22.11. As of June 30, 2018, there were no stock options outstanding or exercisable.

Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three months ended June 30, 2018 and 2017, we recognized $0.3 million within General and Administrative Expenses in our Condensed Consolidated Income Statements related to common stock shares awarded under the Directors Stock Plan. For the six months ended June 30, 2018 and 2017, such expense was $0.6 million and $0.5 million, respectively. As of June 30, 2018, 171,165 deferred stock units were outstanding under the Directors Stock Plan and 104,467 units were available for future issuance.
20. Earnings Per Share
Basic earnings per share—Basic earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Our participating securities include unvested restricted stock units and unvested restricted shares awarded to employees prior to May 3, 2018, both of which have non-forfeitable rights to dividends. See Note 19 for information on our share-based payment programs.
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

The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Basic:
Numerator:
Net income attributable to Sotheby’s	$57,282	$76,891	$50,760	$65,566
Less: Net income attributable to participating securities	844	1,176	763	1,019
Net income attributable to Sotheby’s common shareholders	$56,438	$75,715	$49,997	$64,547
Denominator:
Weighted average common shares outstanding	51,780	52,716	52,122	52,866
Basic earnings per share - Sotheby’s common shareholders	$1.09	$1.44	$0.96	$1.22
Diluted:
Numerator:
Net income attributable to Sotheby’s	$57,282	$76,891	$50,760	$65,566
Less: Net income attributable to participating securities	844	1,176	763	1,019
Net income attributable to Sotheby’s common shareholders	$56,438	$75,715	$49,997	$64,547
Denominator:
Weighted average common shares outstanding	51,780	52,716	52,122	52,866
Weighted average effect of dilutive potential common shares:
Performance share units	259	151	197	293
Deferred stock units	171	159	172	157
Stock options	—	28	—	26
Weighted average dilutive potential common shares outstanding	430	338	369	476
Weighted average diluted shares outstanding	52,210	53,054	52,491	53,342
Diluted earnings per share - Sotheby’s common shareholders	$1.08	$1.43	$0.95	$1.21
For the three and six months ended June 30, 2018 and 2017, approximately 1 million potential common shares related to share-based payments were excluded from the computation of diluted loss per share because the financial performance or stock price targets inherent in such awards were not achieved as of the respective balance sheet dates.
21. Restructuring Charges
For the three and six months ended June 30, 2018, we recognized $2.1 million in Restructuring Charges for severance related costs attributable to the elimination of certain senior level positions.
22. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales. For the three and six months ended June 30, 2018, our Condensed Consolidated Income Statements include Agency Commissions and Fees of $3.2 million and $3.4 million, respectively, attributable to transactions with related parties. For the six months ended June 30, 2018, our Condensed Consolidated Income Statements include Inventory Sales (and related cost of sales) of $5.3 million attributable to transactions with related parties. For the three and six months ended June 30, 2017, our Condensed Consolidated Income Statements include Agency Commissions and Fees of $1 million and $4.6 million attributable to transactions with related parties.
As of June 30, 2018, there was a related party receivable balance of $3.6 million. As of December 31, 2017 and June 30, 2017, there were no related party Accounts Receivable balances outstanding. As of June 30, 2018 and December 31, 2017, Client Payables included amounts owed to related party consignors totaling $0.4 million and $0.4 million, respectively. As of June 30, 2017, no amounts were owed to related party consignors.

23. Recent Accounting Standards Not Yet Adopted
Leases—In February 2016, the FASB issued ASU 2016-02, Leases, which requires long-term lease arrangements to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for us beginning on January 1, 2019. Our assessment of the impact of adopting ASU 2016-02 on our financial statements is ongoing. We have identified all material lease agreements and have chosen a lease management software solution to assist the adoption process.
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

The guidance in ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods therein. An entity will apply this guidance to each period in which the effect of the Act (or portion thereof) is recorded and may apply it either (1) retrospectively as of the date of enactment or (2) as of the beginning of the period of adoption. We are currently evaluating the potential impact of adopting ASU 2018-02 on our financial statements.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (or "MD&A") should be read in conjunction with Note 3 ("Segment Reporting") of Notes to Condensed Consolidated Financial Statements.
Sotheby's Business
Sotheby's offers collectors the opportunity to connect with and transact in the world's most extraordinary art and luxury goods, which in this report may collectively be referred to as "art," "works of art," "artwork," or "property." Auctioneers since 1744, today we present auctions in ten different salesrooms, including New York, London, Hong Kong and Paris. We also offer collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
We are currently investing in technology to innovate and expand our traditional auction business, as well as to sharpen the differentiation between us and our competitors. These investments have provided tools to enhance our private sales capabilities, replaced our content management system, and implemented advanced client relationship management techniques. Looking to the future, additional technology investments are also being made to support online bidding and consignments, to develop our mobile capabilities, including innovations to client payments, user experience, security, and speed, and to enable a paperless auction room.
Through these investments, we have shown marked improvement in several key areas. Through the first six months of 2018, online sales totaled approximately $100 million, an increase of approximately 30% when compared to the same period in 2017. Additionally, through the first six months of 2018, approximately 25% of the items purchased at auction have been bought online, an increase of approximately 19% when compared to the same period in 2017, when approximately 21% of the items purchased at auction were bought online.
While our technology investments are facilitating the innovation and expansion of our traditional business, these investments have contributed to an overall increase in operating expenses across various categories in recent years, including to date in 2018.
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
Business and Industry Trends
Following a period of expansion that began in late-2009 and lasted until the fourth quarter of 2015, the global art market entered a period of lower sales, particularly in the Impressionist, Modern and Contemporary Art collecting categories, which resulted in a 27% decrease in Consolidated Sales2 in 2016, when compared to 2015. However, even during this period of lower sales, collectors continued to purchase top quality works of art for strong prices and our auction sell-through rates remained encouraging. In 2017, the art market strengthened, and we achieved a 12% increase in Consolidated Sales when compared to 2016, which led to a 10% increase in agency commissions and fees. In the first half of 2018, the art market continued to be strong, as evidenced by the 22% increase in Consolidated Sales and an 11% increase in agency commissions and fees when compared to the first half of 2017.

____________________________________
1 Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
2 Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales, as defined below.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
Overview—For the six months ended June 30, 2018, we reported net income of $50.8 million, representing a decrease of $14.8 million (23%), when compared to the same period in the prior year. After excluding certain items, Adjusted Net Income* for the six months ended June 30, 2018 decreased $3.1 million (5%) when compared to the prior year. During the first half of 2018, the art market continued to be strong as evidenced by a 22% increase in Consolidated Sales and associated increases in private sale commissions ($15.5 million / 55%) and auction commissions ($32.4 million / 9%). The increase in private sale commissions also reflects our continued focus of key resources towards this sale channel. However, results for the period were adversely impacted by a higher level of operating expenses, as well as an auction guarantee loss incurred on a single painting in the second quarter of 2018, for which there was no comparable loss in the prior year.
For the three months ended June 30, 2018, we reported net income of $57.3 million, representing a $19.6 million (26%) decrease when compared to the same period in the prior year. The comparison to the prior year is impacted by the change in timing of our spring Modern and Contemporary Art and Wine sales in Hong Kong, which were held in the first quarter of 2018 after occurring in the second quarter of 2017, and added $130 million in Net Auction Sales and $20 million in operating income to first quarter 2018 results. Also unfavorably impacting the comparison of quarter-to-date results to the prior year is an auction guarantee loss incurred on a single painting in the second quarter of 2018, for which there was no comparable loss in the prior year, as well as a higher level of operating expenses. Partially offsetting these factors is a 15% increase in Consolidated Sales, which, in part, led to a $9.2 million (62%) increase in private sale commissions.
For the three and six months ended June 30, 2018, Auction Commission Margin decreased from 16.3% to 14.1% and 16.7% to 15%, respectively. In the second quarter of 2018, the art market was driven by competitive high-value consignments from fiduciary sources such as estates, foundations and charities. Accordingly, when compared to the prior year periods, our Auction Commission Margin was reduced by a higher level of auction commissions shared with consignors in these situations. The comparison to the prior year periods was also negatively impacted by buyer's premium used to offset auction guarantee shortfalls and fees incurred in respect of auction guarantee risk sharing arrangements. In particular, the current year periods were negatively impacted by the sale of two guaranteed paintings, which collectively reduced our Auction Commission Margin by 1.4% and 1.1% during the three and six month periods, respectively.
Outlook—In general, the art market is strong, however, the demand at the high-end of the market for trophy works may be moderating as bidding for such lots in our second quarter auction sales appeared less robust than a year ago. Nonetheless, the second quarter of 2018 saw an enormous amount of property come to market and top-line results were encouraging, and we are cautiously optimistic as we head into the second half of the year.
We currently estimate that our effective income tax rate for 2018, excluding discrete items, will be in the range of 28% to 30%. We are still evaluating the effects of certain provisions of the U.S. Tax Cuts and Jobs Act ("the Act"), which could have an impact on our effective income tax rate in the future. As of June 30, 2018 based on our latest financial forecasts and current interpretation of the Act, we estimate our effective income tax rate for 2018 excluding discrete items to be approximately 30%.  This estimate is subject to further change due to various factors, including changes in our interpretation and/or assessment of Act provisions, additional interpretive guidance regarding the Act that may be issued in the future by the IRS and state taxing authorities, as well as changes to our financial forecasts and to projected jurisdictional mix of earnings in 2018.
(See statement on Forward Looking Statements.)

____________________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Consolidated Financial Data Table—The following tables present a summary of our consolidated results of operations and related statistical metrics for the three and six months ended June 30, 2018 and 2017, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended June 30,	2018	2017	$ / %	%
Revenues:
Agency commissions and fees	$290,879	$301,768	$(10,889)	(4%)
Inventory sales	40,106	19,937	20,169	*
Finance	9,641	13,359	(3,718)	(28%)
Other	5,010	4,795	215	4%
Total revenues	345,636	339,859	5,777	2%
Expenses:
Agency direct costs	59,449	54,842	4,607	8%
Cost of inventory sales	42,414	22,255	20,159	91%
Cost of finance revenues	1,793	5,078	(3,285)	(65%)
Marketing	6,276	5,951	325	5%
Salaries and related (a)	96,718	88,540	8,178	9%
General and administrative	45,671	43,362	2,309	5%
Depreciation and amortization	7,343	5,676	1,667	29%
Restructuring charges	2,146	—	2,146	N/A
Total expenses	261,810	225,704	36,106	16%
Operating income	83,826	114,155	(30,329)	(27%)
Net interest expense (b)	(8,412)	(7,205)	(1,207)	(17%)
Write-off of credit facility fees	(3,982)	—	(3,982)	N/A
Non-operating income	2,449	944	1,505	*
Income before taxes	73,881	107,894	(34,013)	(32%)
Income tax expense	17,838	31,468	(13,630)	(43%)
Equity in earnings of investees	1,234	466	768	*
Net income	57,277	76,892	(19,615)	(26%)
Less: Net (loss) income attributable to noncontrolling interest	(5)	1	(6)	N/A
Net income attributable to Sotheby's	$57,282	$76,891	$(19,609)	(26%)
Diluted earnings per share - Sotheby’s common shareholders	$1.08	$1.43	$(0.35)	(24%)
Statistical Metrics:
Aggregate Auction Sales (c)	$2,027,421	$1,839,939	$187,482	10%
Net Auction Sales (d)	$1,707,432	$1,543,331	$164,101	11%
Private Sales (e)	$296,060	$189,027	$107,033	57%
Consolidated Sales (f)	$2,363,587	$2,048,903	$314,684	15%
Effective income tax rate	24.1%	29.2%	(5.1%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (g)	$154,635	$143,529	$11,106	8%
Adjusted Operating Income (g)	$87,345	$114,155	$(26,810)	(23%)
Adjusted Net Income (g)	$58,058	$77,533	$(19,475)	(25%)
Adjusted Diluted EPS (g)	$1.09	$1.44	$(0.35)	(24%)
EBITDA (g)	$90,875	$121,240	$(30,365)	(25%)
Adjusted EBITDA (g)	$96,806	$122,280	$(25,474)	(21%)

			Variance
Six Months Ended June 30,	2018	2017	$ / %	%
Revenues:
Agency commissions and fees	$456,405	$413,033	$43,372	11%
Inventory sales	56,342	91,314	(34,972)	(38%)
Finance	19,522	26,126	(6,604)	(25%)
Other	9,163	8,695	468	5%
Total revenues	541,432	539,168	2,264	—%
Expenses:
Agency direct costs	94,722	76,131	18,591	24%
Cost of inventory sales	58,409	93,662	(35,253)	(38%)
Cost of finance revenues	4,056	10,115	(6,059)	(60%)
Marketing	11,998	11,862	136	1%
Salaries and related (a)	175,437	154,090	21,347	14%
General and administrative	89,484	82,313	7,171	9%
Depreciation and amortization	14,443	11,060	3,383	31%
Voluntary separation incentive programs, net	—	(162)	162	100%
Restructuring charges	2,146	—	2,146	N/A
Total expenses	450,695	439,071	11,624	3%
Operating income	90,737	100,097	(9,360)	(9%)
Net interest expense (b)	(17,360)	(14,481)	(2,879)	(20%)
Write-off of credit facility fees	(3,982)	—	(3,982)	N/A
Extinguishment of debt	(10,855)	—	(10,855)	N/A
Non-operating income	3,873	2,988	885	30%
Income before taxes	62,413	88,604	(26,191)	30%
Income tax expense	13,702	24,176	(10,474)	43%
Equity in earnings of investees	2,040	1,133	907	80%
Net income	50,751	65,561	(14,810)	(23%)
Less: Net loss attributable to noncontrolling interest	(9)	(5)	(4)	(80%)
Net income attributable to Sotheby's	$50,760	$65,566	$(14,806)	(23%)
Diluted earnings per share - Sotheby’s common shareholders	$0.95	$1.21	$(0.26)	(21%)
Statistical Metrics:
Aggregate Auction Sales (c)	$2,854,211	$2,407,229	$446,982	19%
Net Auction Sales (d)	$2,398,801	$2,018,234	$380,567	19%
Private Sales (e)	$542,648	$333,810	$208,838	63%
Consolidated Sales (f)	$3,453,201	$2,832,353	$620,848	22%
Effective income tax rate	22.0%	27.3%	(5.3%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (g)	$285,614	$259,325	$26,289	10%
Adjusted Operating Income (g)	$98,631	$99,935	$(1,304)	(1%)
Adjusted Net Income (g)	$63,013	$66,109	$(3,096)	(5%)
Adjusted Diluted EPS (g)	$1.18	$1.22	$(0.04)	(3%)
EBITDA (g)	$96,265	$115,283	$(19,018)	(16%)
Adjusted EBITDA (g)	$115,873	$116,161	$(288)	—%

Legend:
*	Represents a variance in excess of 100%.
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
Separate discussions of Agency segment and SFS results for the three and six months ended June 30, 2018 and 2017, as well as a comparison of our indirect expenses between these periods, are presented in the captioned sections below.
Agency Segment
The following table presents a summary of Agency segment income before taxes and related statistical metrics, in thousands of dollars, for the three and six months ended June 30, 2018 and 2017. A detailed discussion of the significant factors impacting the comparison of Agency segment results between the current and prior year periods is presented below the table.

			Variance
Three Months Ended June 30,	2018	2017	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions (a)	$257,799	$266,949	$(9,150)	(3%)
Auction related fees, net (a)	6,081	16,045	(9,964)	(62%)
Total Auction commissions and fees	263,880	282,994	(19,114)	(7%)
Private sale commissions (a)	24,016	14,827	9,189	62%
Other Agency commissions and fees (a)	2,359	3,947	(1,588)	(40%)
Total Agency commissions and fees	290,255	301,768	(11,513)	(4%)
Inventory sales (a)	37,190	17,706	19,484	*
Total Agency segment revenues	327,445	319,474	7,971	2%
Expenses:
Agency direct costs:
Auction direct costs	57,546	53,309	4,237	8%
Private sale expenses	1,774	1,533	241	16%
Intersegment costs (b)	2,182	3,003	(821)	(27%)
Total Agency direct costs	61,502	57,845	3,657	6%
Cost of inventory sales (c)	40,274	20,671	19,603	95%
Marketing	6,152	5,869	283	5%
Salaries and related (d)	92,779	85,104	7,675	9%
General and administrative	43,728	41,567	2,161	5%
Depreciation and amortization	7,106	5,343	1,763	33%
Restructuring charges	1,521	—	1,521	N/A
Total Agency segment expenses	253,062	216,399	36,663	17%
Agency segment operating income	74,383	103,075	(28,692)	(28%)
Net interest expense (e)	(8,050)	(6,843)	(1,207)	(18%)
Write-off of credit facility fees (f)	(2,321)	—	(2,321)	N/A
Non-operating income	2,078	810	1,268	*
Equity in earnings of investees	1,083	184	899	*
Agency segment income before taxes	$67,173	$97,226	$(30,053)	(31%)
Statistical Metrics:
Aggregate Auction Sales (g)	$2,027,421	$1,839,939	$187,482	10%
Net Auction Sales (h)	$1,707,432	$1,543,331	$164,101	11%
Items sold at auction with a hammer (sale) price greater than $1 million	231	229	2	1%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,141,612	$1,018,738	$122,874	12%
Items sold at auction with a hammer (sale) price greater than $3 million	83	76	7	9%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$894,362	$766,911	$127,451	17%
Auction Commission Margin (i)	14.1%	16.3%	(2.2%)	N/A
Private Sales (j)	$290,560	$189,027	$101,533	54%
Consolidated Sales (k)	$2,355,171	$2,046,672	$308,499	15%
Non-GAAP Financial Measure:
Adjusted Agency Segment Income Before Taxes (l)	$72,388	$98,266	$(25,878)	(26%)

			Variance
Six Months Ended June 30,	2018	2017	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions (a)	$389,929	$357,565	$32,364	9%
Auction related fees, net (a)	17,824	21,498	(3,674)	(17%)
Total Auction commissions and fees	407,753	379,063	28,690	8%
Private sale commissions (a)	43,501	28,047	15,454	55%
Other Agency commissions and fees (a)	4,351	5,923	(1,572)	(27%)
Total Agency commissions and fees	455,605	413,033	42,572	10%
Inventory sales (a)	51,573	86,632	(35,059)	(40%)
Total Agency segment revenues	507,178	499,665	7,513	2%
Expenses:
Agency direct costs:
Auction direct costs	90,565	73,525	17,040	23%
Private sale expenses	3,888	2,606	1,282	49%
Intersegment costs (b)	4,720	4,607	113	2%
Total Agency direct costs	99,173	80,738	18,435	23%
Cost of inventory sales (c)	54,948	90,310	(35,362)	(39%)
Marketing	11,777	11,667	110	1%
Salaries and related (d)	168,402	148,239	20,163	14%
General and administrative	85,588	78,910	6,678	8%
Depreciation and amortization	13,977	10,480	3,497	33%
Restructuring charges	1,521	—	1,521	N/A
Voluntary separation incentive programs, net	—	(148)	148	100%
Total Agency segment expenses	435,386	420,196	15,190	4%
Agency segment operating income	71,792	79,469	(7,677)	(10%)
Net interest expense (e)	(16,603)	(13,758)	(2,845)	(21%)
Write-off of credit facility fees (f)	(2,321)	—	(2,321)	N/A
Non-operating income	3,445	2,751	694	25%
Equity in earnings of investees	1,154	342	812	*
Agency segment income before taxes	$57,467	$68,804	$(11,337)	(16%)
Statistical Metrics:
Aggregate Auction Sales (g)	$2,854,211	$2,407,229	$446,982	19%
Net Auction Sales (h)	$2,398,801	$2,018,234	$380,567	19%
Items sold at auction with a hammer (sale) price greater than $1 million	344	302	42	14%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,555,895	$1,360,459	$195,436	14%
Items sold at auction with a hammer (sale) price greater than $3 million	117	106	11	10%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$1,173,732	$1,035,643	$138,089	13%
Auction Commission Margin (i)	15.0%	16.7%	(1.7%)	N/A
Private Sales (j)	537,148	333,810	$203,338	61%
Consolidated Sales (k)	$3,442,932	$2,827,671	$615,261	22%
Non-GAAP Financial Measure:
Adjusted Agency Segment Income Before Taxes (l)	$67,057	$69,696	$(2,639)	(4%)

Legend:
*	Represents a change in excess of 100%.
(a)	See Note 4 of Notes to Condensed Consolidated Financial Statements for a description of each component of Agency segment revenues.
(b)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes amounts charged by SFS for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(c)
Includes the net book value of inventory sold, commissions and fees paid to third parties who help facilitate the sale of inventory, and writedowns associated with our periodic assessment of inventory valuation.

(d)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(e)
Represents interest expense principally attributable to long-term debt less interest income earned on deposits of cash and cash equivalents. Interest income earned from the SFS loan portfolio and any associated interest expense is reported within finance revenues and cost of finance revenues, respectively. (See "Liquidity and Capital Resources" below for a discussion of a change to our capital structure that impacts how we fund the SFS loan portfolio.)

(f)	See "Write-off of Credit Facility Fees" below and Note 8 of Notes to Condensed Consolidated Financial Statements.
(g)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(h)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(i)
Represents total auction commissions, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors that are recorded within Auction direct costs, as a percentage of Net Auction Sales.

(j)
Represents the total purchase price of property sold in private sales that we have brokered, including our commissions. Because private sales are individually negotiated and non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues.

(k)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales attributable to the Agency segment.
(l)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Auction Results—For the six months ended June 30, 2018, our net auction results (i.e., commissions and fees, net of related direct costs) improved $11.7 million (4%) principally due to a 19% increase in Net Auction Sales, partially offset by an auction guarantee loss incurred on a single painting in the second quarter of 2018, for which there was no comparable loss in the prior year.
For the three months ended June 30, 2018, our net auction results (i.e., commissions and fees, net of related direct costs) decreased $23.4 million (11%) due in part to a change in the timing of our spring Modern and Contemporary Art and Wine sales in Hong Kong, which were held in the first quarter of 2018 after occurring in the second quarter of 2017, and added $130 million in Net Auction Sales and $20 million in operating income to first quarter 2018 results. Also contributing to the lower level of auction results is an auction guarantee loss incurred on a single painting in the second quarter of 2018, for which there was no comparable loss in the prior year, partially offset by an 11% increase in Net Auction Sales.
(See the captioned sections below for a detailed discussion of Net Auction Sales and Auction Commission Margin.)
Net Auction Sales—For the three and six months ended June 30, 2018, Net Auction Sales increased $164.1 million (11%) and $380.6 million (19%), respectively, when compared to the prior year periods. These increases are largely due to a higher level of Impressionist and Modern Art, Contemporary Art, and Asian Art sales. The comparison of second quarter Net Auction Sales to the prior year is also impacted by the change in timing of our spring Modern and Contemporary Art and Wine sales in Hong Kong discussed above, which resulted in $130 million in Net Auction Sales in the first quarter of 2018.

Auction Commission Margin—Auction Commission Margin represents total auction commissions, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors, as a percentage of Net Auction Sales. Typically, Auction Commission Margin is higher for lower value works of art or collections, while higher valued property earns a lower Auction Commission Margin. Accordingly, Auction Commission Margin may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby we share our buyer's premium with a consignor in order to secure a competitive high-value consignment, as well as by our use of auction guarantees. For example, in situations when guaranteed property sells for less than the guaranteed price, our buyer's premium from that sale is used to reduce the loss on the transaction. See Note 18 of Notes to Condensed Consolidated Financial Statements for information related to our use of auction guarantees.
For the three and six months ended June 30, 2018, Auction Commission Margin decreased from 16.3% to 14.1% and 16.7% to 15%, respectively. In the second quarter of 2018, the art market was driven by competitive high-value consignments from fiduciary sources such as estates, foundations and charities. Accordingly, when compared to the prior year periods, our Auction Commission Margin was reduced by a higher level of auction commissions shared with consignors in these situations. The comparison to the prior year periods was also negatively impacted by buyer's premium used to offset auction guarantee shortfalls and fees incurred in respect of auction guarantee risk sharing arrangements. In particular, the current year periods were negatively impacted by the sale of two guaranteed paintings, which collectively reduced our Auction Commission Margin by 1.4% and 1.1% during the three and six month periods, respectively.
Private Sale Results—For the three and six months ended June 30, 2018, our net private sale results (i.e., commissions, net of related direct costs) increased $9.2 million (62%) and $15.5 million (55%), respectively, due to an increase in high-value transaction volume during the current year period, which reflects our continued focus of key resources towards this sales channel.

Sotheby's Financial Services
The following table presents a summary of SFS income before taxes and related loan portfolio metrics, in thousands of dollars, as of and for the three and six months ended June 30, 2018 and 2017:

			Variance
Three Months Ended June 30,	2018	2017	$ /%	%
Revenues:
Client paid revenues (a)	$9,641	$13,359	$(3,718)	(28%)
Intersegment revenues (b)	2,182	3,003	(821)	(27%)
Total finance revenues	11,823	16,362	(4,539)	(28%)
Expenses:
Cost of finance revenues (c)	1,793	5,078	(3,285)	(65%)
Marketing	33	21	12	57%
Salaries and related (d)	972	1,502	(530)	(35%)
General and administrative	506	720	(214)	(30%)
Depreciation and amortization	28	63	(35)	(56%)
Total SFS expenses	3,332	7,384	(4,052)	(55%)
SFS operating income	8,491	8,978	(487)	(5%)
Net interest expense (e)	(171)	(239)	68	28%
Write-off of credit facility fees (f)	(1,661)	—	(1,661)	N/A
Non-operating income	232	140	92	66%
SFS income before taxes	$6,891	$8,879	$(1,988)	(22%)
Loan Portfolio Metrics:
Loan Portfolio Balance (g)	$479,972	$651,361	$(171,389)	(26%)
Average Loan Portfolio (h)	$492,193	$651,203	$(159,010)	(24%)
Finance Revenue Percentage (i)	9.6%	10.1%	(0.5%)	N/A
Client Paid Interest Revenue Percentage (j)	7.2%	7.5%	(0.3%)	N/A
Non-GAAP Financial Measure:
Adjusted SFS Income Before Taxes (k)	$8,552	$8,879	$(327)	(4%)

			Variance
Six Months Ended June 30,	2018	2017	$ /%	%
Revenues:
Client paid revenues (a)	$19,522	$26,126	$(6,604)	(25%)
Intersegment revenues (b)	4,717	4,607	110	2%
Total finance revenues	24,239	30,733	(6,494)	(21%)
Expenses:
Cost of finance revenues (c)	4,056	10,115	(6,059)	(60%)
Marketing	43	67	(24)	(36%)
Salaries and related (d)	2,018	2,557	(539)	(21%)
General and administrative	894	1,401	(507)	(36%)
Depreciation and amortization	61	126	(65)	(52%)
Total SFS expenses	7,072	14,266	(7,194)	(50%)
SFS operating income	17,167	16,467	700	4%
Net interest expense (e)	(358)	(476)	118	25%
Write-off of credit facility fees (f)	(1,661)	—	(1,661)	N/A
Non-operating income	254	221	33	15%
SFS income before taxes	$15,402	$16,212	$(810)	(5%)
Loan Portfolio Metrics:
Loan Portfolio Balance (g)	$479,972	$651,361	$(171,389)	(26%)
Average Loan Portfolio (h)	$524,353	$661,178	$(136,825)	(21%)
Finance Revenue Percentage (i)	9.2%	9.3%	(0.1%)	N/A
Client Paid Interest Revenue Percentage (j)	6.7%	7.2%	(0.5%)	N/A
Non-GAAP Financial Measure:
Adjusted SFS Income Before Taxes (k)	$17,063	$16,212	$851	5%

Legend:
(a)	Includes interest, facility fees, and collateral release fees earned from clients.
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
(f)
Represents the SFS portion of unamortized credit facility fees written off as a result of the refinancing of our credit facility in the second quarter of 2018. See "Write-off of Credit Facility Fees" below and Note 8 of Notes to Condensed Consolidated Financial Statements.

(g)	Represents the period end net loan portfolio balance.
(h)	Represents the average loan portfolio outstanding during the period.
(i)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(j)
Represents the annualized percentage of total client paid interest revenue in relation to the Average Loan Portfolio. For the six months ended June 30, 2017, SFS earned client paid interest of $1.1 million resulting from a retroactive interest rate adjustment triggered during those periods for which there was no comparable amount earned in the current year periods.

(k)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

For the three and six months ended June 30, 2018, SFS income before taxes decreased by $2 million (22%) and $0.8 million (5%), respectively. The comparison of SFS results to the prior year periods is significantly impacted by a $1.7 million write-off of unamortized credit facility fees in the second quarter of 2018 as a result of the refinancing of our previous revolving credit facility.
Excluding the write-off of unamortized credit facility fees, for the three months ended June 30, 2018, Adjusted SFS Income Before Taxes* decreased by $0.3 million (4%) due to a 28% decrease in client paid revenues attributable to the 24% decrease in the Average Loan Portfolio. This decrease is the result of the settlement of certain client loans during the current year periods in response to higher LIBOR rates. The impact of the lower Average Loan Portfolio on second quarter results is largely offset by a decrease in interest costs following the reduction in revolving credit facility borrowings. In September 2017, we modified our cash management strategy whereby the SFS loan portfolio will no longer be directly funded with revolving credit facility borrowings. Subsequent to this change in our cash management strategy, we have steadily reduced our revolving credit facility borrowings and decreased the associated interest costs.
Excluding the write-off of unamortized credit facility fees, for the six months ended June 30, 2018, Adjusted SFS Income Before Taxes* increased by $0.9 million (5%) due to a decrease in interest costs following the reduction in revolving credit facility borrowings, as discussed above. The lower level of interest costs is partially offset by a 25% decrease in client paid revenues attributable to the 21% decrease in the Average Loan Portfolio.
(See "Write-off of Credit Facility Fees" and "Liquidity and Capital Resources" below and Note 8 of Notes to Condensed Consolidated Financial Statements.

____________________________________

* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Salaries and Related Costs
For the three and six months ended June 30, 2018 and 2017, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended June 30,	2018	2017	$	%
Full-time salaries	$42,146	$38,553	$3,593	9%
Incentive compensation expense	25,855	23,702	2,153	9%
Employee benefits and payroll taxes	15,132	15,488	(356)	(2%)
Share-based payment expense	6,312	5,946	366	6%
Contractual severance agreements	(197)	—	(197)	N/A
Other compensation expense (a)	7,470	4,851	2,619	54%
Total salaries and related costs	$96,718	$88,540	$8,178	9%

			Variance
Six Months Ended June 30,	2018	2017	$	%
Full-time salaries	$84,421	$76,558	$7,863	10%
Incentive compensation expense	28,860	25,707	3,153	12%
Employee benefits and payroll taxes	30,903	29,798	1,105	4%
Share-based payment expense	14,689	12,015	2,674	22%
Contractual severance agreements	2,625	—	2,625	N/A
Other compensation expense (a)	13,939	10,012	3,927	39%
Total salaries and related costs	$175,437	$154,090	$21,347	14%
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire and other employment arrangements.
For the three and six months ended June 30, 2018, salaries and related costs increased $8.2 million (9%) and $21.3 million (14%), respectively, when compared to the same periods in the prior year. The comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased salaries and related costs by $2.1 million and $5.4 million, respectively. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $6.1 million (7%) and $15.9 million (10%) during the current three and six month periods, respectively. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three and six months ended June 30, 2018, full-time salaries increased $3.6 million (9%) and $7.9 million (10%), respectively, when compared to the same periods in the prior year. The comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased full-time salaries by $0.9 million and $2.6 million, respectively. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $2.7 million (7%) and $5.3 million (7%) during the current three and six month periods, respectively, principally due to headcount and base salary increases.
Incentive Compensation—Incentive compensation consists of the accrual for annual cash incentive bonuses, as well as amounts awarded to employees for brokering certain eligible private sale and other transactions. Payments made under the annual cash incentive bonus plan are aligned with performance against Sotheby's annual financial plan. The $2.2 million (9%) and $3.2 million (12%) increases in incentive compensation expense for the three and six months ended June 30, 2018, respectively, are due to the significant increase in private sales completed during the periods, which resulted in a higher level of associated incentive compensation expense.

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
For the three and six months ended June 30, 2018, share-based payment expense increased $0.4 million (6%) and $2.7 million (22%), respectively, when compared to the prior year, principally reflecting an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year.
Contractual Severance Agreements—For the six months ended June 30, 2018, we recorded net charges of $2.6 million resulting from contractual severance agreements entered into with certain former employees, which will allow us to redirect compensation towards the headcount supporting our various growth initiatives.
Other Compensation Expense—For the three and six months ended June 30, 2018, other compensation expense increased $2.6 million (54%) and $3.9 million (39%), respectively, when compared to the same periods in the prior year, primarily due to higher costs from retention-based, new-hire arrangements and temporary labor costs, especially with respect to various digital initiatives.
General and Administrative Expenses
General and administrative expenses include professional fees, facilities-related expenses, and travel and entertainment costs, as well as other indirect expenses. For the three and six months ended June 30, 2018, general and administrative expenses increased $2.3 million (5%) and $7.2 million (9%), respectively, when compared to the same periods in the prior year. The comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased general and administrative expenses by $0.8 million and $2.5 million, respectively. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $1.5 million (3%) and $4.7 million (6%) during the current three and six month periods, respectively. These increases are due to a higher level of legal claims and client goodwill gestures and the cost of off-site storage during the York Property enhancement project, as well as increased spending for digital initiatives and travel and entertainment. These factors are partially offset by professional fee recoveries realized in the second quarter of 2018 following the resolution of certain legal matters.
Depreciation and Amortization Expense
For the three and six months ended June 30, 2018, depreciation and amortization expense increased $1.7 million (29%) and $3.4 million (31%), predominantly due to accelerated depreciation charges associated with certain building improvements and other fixed assets that will be removed from service later in the year in connection with enhancements being made to our headquarters building at 1334 York Avenue in New York (the "York Property").
Restructuring Charges
For the three and six months ended June 30, 2018, we recognized $2.1 million in Restructuring Charges for severance related costs attributable to the elimination of certain senior level positions.
Net Interest Expense
For the three and six months ended June 30, 2018, net interest expense increased $1.2 million (17%) and $2.9 million (20%), respectively, when compared to the same periods in the prior year. These increases are primarily due to incremental interest expense associated with the refinancing of $300 million of 5.25% Senior Notes, due 2022, (the "2022 Notes") with proceeds from the issuance of $400 million of 4.875% Senior Notes, due 2025 (the "2025 Notes"). To a lesser extent, the increase is also due to a higher interest rate related to the York Property Mortgage following the expiration of an associated interest rate swap on July 1, 2017. (See "Extinguishment of Debt" below, as well as Note 8 and Note 9 of Notes to Condensed Consolidated Financial Statements.)

Write-off of Credit Facility Fees
Prior to June 26, 2018, we were party to credit agreements with an international syndicate of lenders that, among other things, provided for dedicated asset-based revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (collectively, the "Previous Credit Agreements"). On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a new credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. As a result of this refinancing, $4 million of unamortized fees related to the Previous Credit Agreements were written off in the second quarter of 2018. See Note 8 of Notes to Condensed Consolidated Financial Statements.
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
As of June 30, 2018, we estimate that our annual ETR, excluding discrete items, will be approximately 30%, as compared to our estimate of approximately 29% as of June 30, 2017. The comparison of our annual ETR to the prior year is significantly influenced by the U.S. Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017 and includes many provisions that became effective on January 1, 2018. Certain provisions of the Act have the effect of reducing our annual estimated ETR, such as: (i) a reduction of the U.S. corporate income tax rate from 35% to 21% and (ii) the transition from a worldwide tax system to a modified territorial tax system, under which dividends from foreign subsidiaries are not subject to additional U.S. tax. Conversely, certain provisions of the Act have the effect of increasing our annual estimated ETR, such as: (i) the creation of global intangible low taxed income (“GILTI”), which requires income earned by foreign subsidiaries in excess of a nominal return on their depreciable assets to be included currently in the income of the U.S. shareholder, (ii) the imposition of the Base Erosion Anti-Abuse Tax (“BEAT”), a minimum tax on certain non-US related-party payments and (iii) more restrictive limitations on the deductibility of executive compensation. The increase in our annual estimated ETR as compared to the prior year is largely due to the effect of the the GILTI and BEAT provisions, which exceeds the impact of the reduction in the U.S. statutory tax rate. The estimated annual ETR of approximately 30% is higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes and the provisions of the Act related to GILTI, BEAT, and the deductibility of executive compensation. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information related to the Act.

Our ETR for the three and six months ended June 30, 2018 was 24% and 22%, respectively, compared to an ETR of 29% and 27% for the same periods in 2017, respectively. Our lower ETR is primarily due to discrete income tax benefits of approximately $4.9 million recorded in the second quarter of 2018 to adjust the estimated income tax provision recorded in the fourth quarter of 2017 upon the enactment of the Act. These discrete income tax benefits include: (i) a $2.3 million reduction of the estimated income tax liability for the one-time mandatory transition tax on certain untaxed earnings of our foreign subsidiaries and (ii) a $2.6 million income tax benefit to adjust the remeasurement of our net deferred tax assets based on further analysis of available tax accounting methods and elections. The impact of these benefits was partially offset by the increase in our estimated annual ETR, as discussed above. Also impacting the comparison of the ETR for the six months ended June 30, 2018 to the prior year is a lower discrete income tax benefit related to the vesting of share-based payments and a discrete income tax benefit related to the loss on the extinguishment of debt, which was recorded at statutory income tax rates that are lower than our estimated annual ETR.
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended June 30, 2018, changes in foreign currency exchange rates had a net unfavorable impact of ($0.3) million on our operating income, with revenues favorably impacted by $4.3 million, and expenses unfavorably impacted by $4.6 million. For the six months ended June 30, 2018, changes in foreign currency exchange rates had a net favorable impact of $1.2 million on our operating income, with revenues favorably impacted by $13.6 million, and expenses unfavorably impacted by $12.4 million. The net favorable impact for the six month period is the result of the weakening of the U.S. Dollar against the Pound Sterling and the Euro.
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018, total cash, cash equivalents, and restricted cash decreased $445.1 million to $478.8 million, as compared to a decrease of $18.8 million to $575 million for the six months ended June 30, 2017. The significant factors impacting the comparisons between these periods are discussed below.
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
For the six months ended June 30, 2018, net cash provided by operating activities of $16.8 million is principally due to our net income for the period ($50.8 million) and net cash inflows from inventory activities ($33.7 million). These cash inflows are partially offset by net cash outflows of $79.4 million associated with the settlement of auction and private sale transactions during the period and the funding of 2017 incentive compensation ($51.4 million).
For the six months ended June 30, 2017, net cash provided by operating activities of $54.3 million was principally attributable to our net income for the period ($65.6 million) and net cash inflows from inventory activities ($21 million). These cash inflows were partially offset by net cash outflows of $28.8 million associated with the settlement of auction and private sale transactions during the period, the funding of 2016 incentive compensation ($33.8 million), payments made in respect of the AAP earn-out arrangement ($8.75 million), and income tax payments ($35.7 million).
Net Cash Provided by Investing Activities—For the six months ended June 30, 2018, net cash provided by investing activities of $66 million is largely due to net collections of client loans ($94.6 million). This investing net cash inflow is partially offset by the funding of capital expenditures and acquisitions, as well as a realized net loss of $5.9 million from the settlement of derivative financial instruments designated as net investment hedges.

For the six months ended June 30, 2017, net cash provided by investing activities of $44.9 million was largely due to a realized net gain of $29.1 million from the settlement of derivative financial instruments designated as net investment hedges and net collections of client loans ($23 million). These cash inflows were partially offset by capital expenditures of $8.4 million primarily for various office renovations. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to derivative financial instruments.
Net Cash Used by Financing Activities—For the six months ended June 30, 2018, net cash used by financing activities of $521.2 million is primarily due to the settlement of our $300 million 2022 Senior Notes, including the payment of a call premium of $7.9 million, and net repayments of revolver borrowings under our credit facility ($133.5 million), as well as common stock repurchases ($62.5 million).
For the six months ended June 30, 2017, net cash used by financing activities of $88.2 million was due to common stock repurchases ($33.9 million), net repayments of borrowings under our credit facility ($33.5 million), and the funding of employee tax obligations related to share-based payments ($14.6 million).
(See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding the refinancing of the 2022 Senior Notes.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of June 30, 2018 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$271,122	$14,433	$29,938	$226,751	$—
Interest payments	48,719	12,411	25,010	11,298	—
Sub-total	319,841	26,844	54,948	238,049	—
2025 Senior Notes
Principal payments	400,000	—	—	—	400,000
Interest payments	146,250	19,500	39,000	39,000	48,750
Sub-total	546,250	19,500	39,000	39,000	448,750
Revolving credit facility borrowings	63,000	63,000	—	—	—
Total debt and interest payments	929,091	109,344	93,948	277,049	448,750
Other commitments:
Operating lease obligations (b)	101,792	19,311	31,186	21,174	30,121
Compensation arrangements (c)	14,071	6,955	6,004	1,112	—
Acquisition earn-out consideration (d)	17,500	8,750	8,750	—	—
Auction guarantees (e)	31,200	31,200	—	—	—
Unfunded loan commitments (f)	50,173	50,173	—	—	—
Liability related to U.S. Tax Cuts and Jobs Act (g)	20,206	—	2,709	5,918	11,579
Uncertain tax positions (h)	—	—	—	—	—
Total other commitments	234,942	116,389	48,649	28,204	41,700
Total	$1,164,033	$225,733	$142,597	$305,253	$490,450

(a)
See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2025 Senior Notes, and our revolving credit facility. Sotheby's is party to a revolving credit facility that is scheduled to mature on June 26, 2023. The $63 million in borrowings outstanding under the credit facility as of June 30, 2018 were repaid in July 2018. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. We are party to an interest rate collar, which effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. The table above assumes that the annual interest rate for the York Property Mortgage will be within the interest rate collar's floor and ceiling rates for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity. The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as additional annual principal prepayments of $6.25 million each July beginning in 2018 and continuing through 2021. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate collar.

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

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of June 30, 2018, net of amounts advanced, if any. See Note 18 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.

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

(h)
Excludes the $13.7 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2018. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 17 of Notes to Condensed Consolidated Financial Statements.

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
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of June 30, 2018, we held cash and cash equivalents of $432.4 million, with $42.6 million held in the U.S. and $389.8 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). After taking into account funds held that are owed to consignors, we estimate available cash balances to be approximately $175 million as of June 30, 2018. In addition to our available cash balances, we also have access to a revolving credit facility to support our various capital requirements. As of June 30, 2018, our revolving credit facility had a total available borrowing capacity of $592.2 million. (See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facility.)
Our capital requirements include the liquidity necessary to support our recurring business needs, capital required for the pursuit of growth opportunities, and capital reserved to mitigate the risk of a cyclical downturn in the global art market. Importantly, the assessment of our capital requirements also takes into consideration the risks associated with our use of auction guarantees and their potential impact on our liquidity. We believe that our cash balances and available revolving credit facility borrowings provide an adequate level of capital to support our anticipated short and long-term commitments (as discussed in more detail below), operating needs and capital requirements.

Repatriation of Foreign Earnings—On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted into law. One provision of the Act required U.S. taxes to be paid on certain of our foreign earnings that had not been repatriated as of December 31, 2017. As a result, in the fourth quarter of 2017, we recorded a provisional tax liability of $40.4 million related to the one-time mandatory transition tax on approximately $460 million of foreign earnings that we had not yet repatriated. In the second quarter of 2018, we reduced our estimate of the one-time transition tax liability by $2.3 million to $38.1 million. Net of tax credits, other U.S. deductions, and payments made to date, the amount due as of June 30, 2018 is approximately $20.2 million. The taxes related to these earnings will be paid over eight years beginning in 2018. In 2018, we expect to repatriate approximately $365 million of these foreign earnings to the U.S., of which $285 million was repatriated in the first six months of 2018. (See statement on Forward Looking Statements. See Note 16 of Notes to the Condensed Consolidated Financial Statements for additional information of the effects of the Act.)
Refinancing of Revolving Credit Facility—Prior to June 26, 2018, we were party to credit agreements with an international syndicate of lenders that, among other things, provided for dedicated asset-based revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (collectively, the "Previous Credit Agreements"). On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a new credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. (the “New Credit Agreement”). The New Credit Agreement combines the previous Agency Credit Facility and previous SFS Credit Facility into one asset-based revolving credit facility with an aggregate borrowing capacity of $1.1 billion, which is subject to an enhanced borrowing base.
Assessment of Liquidity and Capital Requirements—We generally rely on existing cash balances (including amounts collected on behalf of and owed to consignors), operating cash flows, and revolving credit facility borrowings, if needed, to meet our liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings is dependent upon a number of factors including, but not limited to, the amount of available cash on hand, the cyclical nature of the global art market, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, the timing of the settlement of existing client loans, the pursuit of business opportunities and growth initiatives, and the timing of the repatriation of foreign earnings.
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Condensed Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 18 of Notes to Condensed Consolidated Financial Statements); (iii) the potential funding of client loans; (iv) the repayment of outstanding revolving credit facility borrowings, if any, (v) the potential repayment of other debt; (vi) the funding of capital expenditures, including approximately $40 million to $50 million related to the planned York Property enhancement program; (vii) the funding of other possible business initiatives and/or investments; (viii) the funding of any common stock repurchases (see Note 13 of Notes to Condensed Consolidated Financial Statements); and (ix) the funding of the other short-term and long-term commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
We believe that operating cash flows, existing cash balances, and revolving credit facility borrowings will be adequate to support our anticipated short and long-term commitments, operating needs and capital requirements through the June 23, 2023 expiration of our revolving credit facility. (See statement on Forward Looking Statements.)
RECENT ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 23 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting standards that have not yet been adopted.

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Non-GAAP financial measures are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Expenses	(v)	Adjusted Net Income
(ii)	Adjusted Operating Income	(vi)	Adjusted Diluted Earnings Per Share ("Adjusted Diluted EPS")
(iii)	Adjusted Agency Segment Income Before Taxes	(vii)	EBITDA
(iv)	Adjusted SFS Income Before Taxes	(viii)	Adjusted EBITDA
To the extent applicable, these non-GAAP financial measures exclude the effect of the following unusual items, as detailed in the accompanying reconciliation tables below:

(i)	Charges (credits) related to contractual severance agreements entered into with certain former employees;

(ii)	Restructuring charges;

(iii)	Accelerated depreciation charges related to certain fixed assets that have been removed from service in connection with planned enhancements to the York Property;

(iv)	Net credits associated with a series of regional voluntary separation incentive programs that were implemented in 2015;
(v)	The loss incurred in connection with the extinguishment of our 2022 Senior Notes in the first quarter of 2018;

(vi)	The write-off of unamortized credit facility fees related to our previous credit agreement, which was refinanced in the second quarter of 2018;

(vii)	The charge resulting from the concurrent amendments to the York Property Mortgage and the related interest rate collar in the second quarter of 2017; and

(viii)	The net income tax benefit resulting from the U.S. Tax Cuts and Jobs Act.
Adjusted Expenses, as reconciled below, also excludes direct costs of revenues associated with our auction offerings, interest expense associated with the SFS loan portfolio, and the cost of inventory sales, all of which are variable in nature and can vary significantly from period-to-period. In the second quarter of 2018, we updated our definition of Adjusted Expenses to exclude agency direct costs as a result of the adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. As a result of the adoption of ASC 606, the following items previously reported on a net basis within revenues are now reported on a gross basis within agency direct costs: (i) fees owed to the counterparties in auction guarantee risk sharing arrangements and (ii) fees owed to third parties who introduce us to auction or private sale consignors. This change in presentation has added to the variability of our agency direct costs. Adjusted Expenses for the three and six months ended June 30, 2017 has been recast to reflect the retrospective adoption of ASC 606. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)
We caution users of our financial statements that amounts presented in accordance these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.

The following is a reconciliation of total expenses to Adjusted Expenses for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total expenses	$261,810	$225,704	$450,695	$439,071
Subtract: Agency direct costs	59,449	54,842	94,722	76,131
Subtract: Cost of inventory sales	42,414	22,255	58,409	93,662
Subtract: Cost of finance revenues	1,793	5,078	4,056	10,115
Subtract: Contractual severance agreement (credits) charges	(197)	—	2,625	—
Subtract: Restructuring charges	2,146	—	2,146	—
Subtract: Accelerated depreciation charges	1,570	—	3,123
Subtract: Voluntary separation incentive program credits, net	—	—	—	(162)
Adjusted Expenses	$154,635	$143,529	$285,614	$259,325
The following is a reconciliation of operating income to Adjusted Operating Income for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating income	$83,826	$114,155	$90,737	$100,097
Add: Contractual severance agreement (credits) charges	(197)	—	2,625	—
Add: Restructuring charges	2,146	—	2,146	—
Add: Accelerated depreciation charges	1,570	—	3,123
Add: Voluntary separation incentive program credits, net	—	—	—	(162)
Adjusted Operating Income	$87,345	$114,155	$98,631	$99,935
The following is a reconciliation of Agency segment income before taxes to Adjusted Agency Segment Income Before Taxes for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Agency segment income before taxes	$67,173	$97,226	$57,467	$68,804
Add: Contractual severance agreement (credits) charges	(197)	—	2,625	—
Add: Restructuring charges	1,521	—	1,521	—
Add: Accelerated depreciation charges	1,570	—	3,123	—
Add: Voluntary separation incentive program credits, net	—	—	—	(148)
Add: Write-off of credit facility fees	2,321	—	2,321	—
Add: Charge related to interest rate collar amendment	—	1,040	—	1,040
Adjusted Agency Segment Income Before Taxes	$72,388	$98,266	$67,057	$69,696

The following is a reconciliation of SFS income before taxes to Adjusted SFS Income Before Taxes for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
SFS income before taxes	$6,891	$8,879	$15,402	$16,212
Add: Write-off of credit facility fees	1,661	—	1,661	—
Adjusted SFS Income Before Taxes	$8,552	$8,879	$17,063	$16,212
The following is a reconciliation of net income attributable to Sotheby's to Adjusted Net Income for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Sotheby's	$57,282	$76,891	$50,760	$65,566
Add: Contractual severance agreement (credits) charges, net of tax of $49, $0, ($627), and $0	(148)	—	1,998	—
Add: Restructuring charges, net of tax of ($532), $0, ($532), and $0	1,614	—	1,614	—
Add: Accelerated depreciation charges, net of tax of ($390), $0, ($775), and $0	1,180	—	2,348	—
Add: Voluntary separation incentive programs credits (net), net of tax of $0, $0, $0, and $63	—	—	—	(99)
Add: Extinguishment of debt, net of tax of $0, $0, ($2,692), and $0	—	—	8,163	—
Add: Write-off of credit facility fees, net of tax of ($922), $0, ($922), and $0	3,060	—	3,060	—
Add: Charge related to interest rate collar amendment, net of tax of $0, ($398), $0, and ($398)	—	642	—	642
Subtract: Net income tax benefit related to the U.S. Tax Cuts and Jobs Act	4,930	—	4,930	—
Adjusted Net Income	$58,058	$77,533	$63,013	$66,109
The income tax effect of each line item in the reconciliation of net income attributable to Sotheby's to Adjusted Net Income is computed using the relevant jurisdictional tax rate for that item.
The following is a reconciliation of diluted earnings per share to Adjusted Diluted EPS for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Diluted earnings per share	$1.08	$1.43	$0.95	$1.21
Add: Contractual severance agreement (credits) charges, per share	—	—	0.04	—
Add: Restructuring charges, per share	0.03	—	0.03	—
Add: Accelerated depreciation charges, per share	0.02	—	0.04	—
Add: Voluntary separation incentive program credits (net), per share	—	—	—	—
Add: Extinguishment of debt, per share	—	—	0.15	—
Add: Write-off of credit facility fees, per share	0.06	—	0.06	—
Add: Charge related to interest rate collar amendment, per share	—	0.01	—	0.01
Subtract: Net income tax benefit related to the U.S. Tax Cuts and Jobs Act, per share	0.10	—	0.09	—
Adjusted Diluted EPS	$1.09	$1.44	$1.18	$1.22

The following is a reconciliation of net income attributable to Sotheby's to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Sotheby's	$57,282	$76,891	$50,760	$65,566
Add: Income tax expense	17,838	31,468	13,702	24,176
Subtract: Interest income	482	367	847	624
Add: Interest expense	8,894	7,572	18,207	15,105
Add: Depreciation and amortization	7,343	5,676	14,443	11,060
EBITDA	90,875	121,240	96,265	115,283
Add: Contractual severance agreement (credits) charges	(197)	—	2,625	—
Add: Restructuring charges	2,146	—	2,146	—
Add: Voluntary separation program credits, net	—	—	—	(162)
Add: Extinguishment of debt	—	—	10,855	—
Add: Write-off of credit facility fees	3,982	—	3,982	—
Add: Charge related to interest rate collar amendment	—	1,040	—	1,040
Adjusted EBITDA	$96,806	$122,280	$115,873	$116,161

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
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of June 30, 2018, our material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) various derivative financial instruments, including an interest rate swap, an interest rate collar, and outstanding forward exchange contracts, as discussed in more detail below; and (vii) unsecured senior notes. See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and unsecured senior notes. See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. In connection with the York Property Mortgage, we entered into a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. After taking into account the Mortgage Collar, the annual interest rate of the York Property Mortgage will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. As of June 30, 2018, the notional value of the Mortgage Collar was $271.1 million.
On November 21, 2016, we entered into a two-year interest rate swap agreement (the “SFS Swap”) to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of SFS Credit Facility borrowings. As of June 30, 2018, the notional value of the SFS Swap was $63 million.
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
Foreign Currency Exchange Rate Risk—We utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. In addition, as discussed in more detail below, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries. All derivative financial instruments are entered into by our global treasury function, which is responsible for monitoring and managing our exposure to foreign currency exchange rate movements. As of June 30, 2018, the notional value of outstanding forward exchange contracts used to hedge such cash flow exposures was 308.2 million.
As of June 30, 2018, our foreign subsidiaries held approximately $396.7 million in foreign currency denominated cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in our cash flow of approximately $39.7 million related to such foreign currency balances.
We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of June 30, 2018, the aggregate notional value of our outstanding net investment hedge contracts was $56.3 million.
We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2018, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2018.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our common stock repurchase program for the three months ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (a)
April 2018	421,650	$51.94	421,650	$148,491,242
May 2018	282,108	$54.08	282,108	$133,233,869
June 2018	—	$—	—	$133,233,869
Second Quarter 2018	703,758	$52.80	703,758
(a) Represents the dollar value of shares that were available to be repurchased under our publicly announced share repurchase program at the end of each respective monthly period.
Management expects to continue to repurchase shares of common stock via open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and/or accelerated share repurchase agreements, subject to the factors described below. The timing of further share repurchases and the actual amount purchased will depend on a variety of factors including the market price of our common stock, general market and economic conditions, securities law requirements, and other corporate considerations. Repurchases may continue to be made pursuant to plans intended to comply with Rule 10b5-1 under the Exchange Act, which allows us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

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
Date: August 6, 2018