Form 10-Q
period 2018-09-30
SOTHEBYS
filed 2018-11-01
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
Commission File Number 1-9750

(Exact name of registrant as specified in its charter)

Delaware	38-2478409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1334 York Avenue New York, New York	10021
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 606-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 29, 2018, there were 49,017,304 outstanding shares of common stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Agency commissions and fees	$96,721	$81,264	$553,126	$494,297
Inventory sales	6,498	81,501	62,840	172,815
Finance	11,423	11,697	30,945	37,823
Other	4,519	5,546	13,682	14,241
Total revenues	119,161	180,008	660,593	719,176
Expenses:
Agency direct costs	19,622	18,935	114,344	95,066
Cost of inventory sales	6,322	78,734	64,731	172,396
Cost of finance revenues	—	6,054	4,056	16,169
Marketing	4,824	5,933	16,822	17,795
Salaries and related	67,274	63,218	242,711	217,308
General and administrative	42,291	42,483	131,775	124,796
Depreciation and amortization	5,714	5,707	20,157	16,767
Voluntary separation incentive programs, net	—	—	—	(162)
Restructuring charges	3,781	—	5,927	—
Total expenses	149,828	221,064	600,523	660,135
Operating (loss) income	(30,667)	(41,056)	60,070	59,041
Interest income	502	278	1,349	902
Interest expense	(10,084)	(8,067)	(28,291)	(23,172)
Write-off of credit facility fees	—	—	(3,982)	—
Extinguishment of debt	—	—	(10,855)	—
Non-operating income	3,172	3,130	7,045	6,118
(Loss) income before taxes	(37,077)	(45,715)	25,336	42,889
Income tax (benefit) expense	(7,759)	(21,328)	5,943	2,848
Equity in earnings of investees	1,476	901	3,516	2,034
Net (loss) income	(27,842)	(23,486)	22,909	42,075
Less: Net loss attributable to noncontrolling interest	(4)	(7)	(13)	(12)
Net (loss) income attributable to Sotheby's	$(27,838)	$(23,479)	$22,922	$42,087
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.55)	$(0.45)	$0.44	$0.79
Diluted (loss) earnings per share - Sotheby's common shareholders	$(0.55)	$(0.45)	$0.43	$0.78
Weighted average basic shares outstanding	50,927	52,532	51,724	52,755
Weighted average diluted shares outstanding	50,927	52,532	52,036	53,183

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net (loss) income	$(27,842)	$(23,486)	$22,909	$42,075
Other comprehensive (loss) income:
Currency translation adjustments	(151)	3,437	(7,157)	11,788
Cash flow hedges	96	410	1,402	1,286
Net investment hedges	(238)	(911)	1,502	(2,989)
Defined benefit pension plan	76	219	239	642
Total other comprehensive (loss) income	(217)	3,155	(4,014)	10,727
Comprehensive (loss) income	(28,059)	(20,331)	18,895	52,802
Less: Comprehensive loss attributable to noncontrolling interests	(4)	(7)	(13)	(12)
Comprehensive (loss) income attributable to Sotheby's	$(28,055)	$(20,324)	$18,908	$52,814

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of dollars)

	September 30, 2018	December 31, 2017	September 30, 2017

A S S E T S
Current assets:
Cash and cash equivalents	$156,272	$544,432	$311,298
Restricted cash (see Notes 8 and 11)	1,824	361,578	5,548
Accounts receivable, net of allowance for doubtful accounts of $9,504, $8,722, and $8,487	611,183	795,239	453,906
Notes receivable, net of allowance for credit losses of $1,067, $1,253, and $1,295	151,374	87,746	51,524
Inventory	54,024	74,483	63,319
Income tax receivables	29,449	6,601	25,312
Prepaid expenses and other current assets (see Note 11)	57,153	32,010	55,523
Total current assets	1,061,279	1,902,089	966,430
Notes receivable, net of allowance for credit losses of $1,525, $1,525, and $0	465,963	507,538	558,342
Fixed assets, net of accumulated depreciation and amortization of $236,024, $229,751, and $223,856	367,690	352,035	350,470
Goodwill	55,658	50,547	50,496
Intangible assets, net	13,981	11,492	11,987
Income tax receivables	4,535	324	4,942
Deferred income taxes	31,916	35,674	7,926
Other long-term assets (see Note 11)	234,449	227,608	196,082
Total assets	$2,235,471	$3,087,307	$2,146,675
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$627,466	$996,197	$376,108
Accounts payable and accrued liabilities	101,919	90,298	88,107
Accrued salaries and related costs	60,047	94,310	57,092
Current portion of long-term debt, net	13,514	308,932	11,912
Accrued income taxes	42,385	8,127	13,395
Other current liabilities (see Note 10)	12,675	18,762	10,990
Total current liabilities	858,006	1,516,626	557,604
Credit facility borrowings	215,000	196,500	434,000
Long-term debt, net	640,515	653,003	557,190
Accrued income taxes	8,708	37,651	15,816
Deferred income taxes	14,190	15,163	10,377
Other long-term liabilities (see Note 11)	46,569	51,424	51,667
Total liabilities	1,782,988	2,470,367	1,626,654
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value	711	709	709
Authorized shares — 200,000,000
Issued shares —71,175,100; 70,830,184; and 70,777,023
Outstanding shares —49,017,304; 52,461,996; and 52,503,235
Additional paid-in capital	456,279	453,364	446,017
Treasury stock shares, at cost — 22,157,796; 18,368,188; and 18,273,788	(740,805)	(554,551)	(550,249)
Retained earnings	802,621	779,699	702,990
Accumulated other comprehensive loss	(66,480)	(62,466)	(79,631)
Total shareholders’ equity	452,326	616,755	519,836
Noncontrolling interest	157	185	185
Total equity	452,483	616,940	520,021
Total liabilities and shareholders’ equity	$2,235,471	$3,087,307	$2,146,675
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of dollars)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating Activities:
Net income attributable to Sotheby's	$22,922	$42,087
Adjustments to reconcile net income attributable to Sotheby's to net cash used by operating activities:
Extinguishment of debt	10,855	—
Write-off of credit facility fees	3,982	—
Depreciation and amortization	20,157	16,767
Deferred income tax expense	91	9,396
Share-based payments	21,425	17,423
Net pension benefit	(2,395)	(3,719)
Inventory writedowns and bad debt provisions	8,496	9,127
Amortization of debt issuance costs	1,311	1,240
Equity in earnings of investees	(3,516)	(2,034)
Other	1,285	683
Changes in assets and liabilities:
Accounts receivable	88,767	29,878
Client payables	(358,956)	(167,233)
Inventory	11,315	88,422
Changes in other operating assets and liabilities (see Note 12)	(83,323)	(117,776)
Net cash used by operating activities	(257,584)	(75,739)
Investing Activities:
Funding of notes receivable	(199,781)	(152,242)
Collections of notes receivable	266,878	206,899
Capital expenditures	(36,005)	(14,462)
Acquisitions, net of cash acquired	(5,777)	(75)
Funding of investments	(64)	(6,169)
Distributions from investees	2,916	4,675
Proceeds from the sale of equity investment	—	2,125
Proceeds from company-owned life insurance	—	2,100
Settlement of net investment hedges	(1,858)	29,110
Net cash provided by investing activities	26,309	71,961
Financing Activities:
Proceeds from credit facility borrowings	323,000	31,500
Repayments of credit facility borrowings	(304,500)	(162,500)
Repayments of York Property Mortgage	(12,214)	(37,709)
Settlement of 2022 Senior Notes, including call premium	(307,875)	—
Debt issuance and other borrowing costs	(4,208)	(163)
Repurchases of common stock	(186,254)	(40,193)
Purchase of forward contract indexed to Sotheby's common stock	(9,500)	—
Dividends paid	—	(2,375)
Funding of employee tax obligations upon the vesting of share-based payments	(9,921)	(16,774)
Net cash used by financing activities	(511,472)	(228,214)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,946)	10,472
Decrease in cash, cash equivalents, and restricted cash	(748,693)	(221,520)
Cash, cash equivalents, and restricted cash at beginning of period	923,926	556,201
Cash, cash equivalents, and restricted cash at end of period	$175,233	$334,681
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
We adopted ASC 606 on January 1, 2018 using the full retrospective method. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain revenues and expenses previously reported on a net basis in our Condensed Consolidated Statements of Operations. Specifically, the following items previously reported on a net basis within Agency Commissions and Fees are now reported on a gross basis within Agency Direct Costs: (i) fees owed to the counterparties in auction guarantee risk sharing arrangements and (ii) fees owed to third parties who introduce us to auction or private sale consignors. In addition, consignor expense recoveries and buyer shipping fees previously reported on a net basis within Agency Direct Costs are now reported on a gross basis within Agency Commission and Fees. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of the retrospective adoption of ASC 606 on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which updated the guidance on how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. We retrospectively adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 changed how we classify cash proceeds received from our investment in company-owned life insurance ("COLI"), which is held in a rabbi trust and used to fund certain deferred compensation liabilities. Prior to the adoption of ASU 2016-15, COLI proceeds were classified as cash inflows from operating activities, but are now classified as cash inflows from investing activities. The adoption of ASU 2016-15 also required us to make certain accounting policy elections with respect to the statement of cash flows. First, ASU 2016-15 clarifies that COLI premiums paid may be classified as cash outflows from operating or investing activities, or a combination of both. In connection with the adoption of ASU 2016-15, we made an accounting policy election to classify COLI premiums paid as cash outflows from operating activities, consistent with our previous presentation of such payments. Second, ASU 2016-15 allows distributions received from equity method investees to be classified using either the cumulative earnings approach or the nature of distribution approach. In connection with the adoption of ASU 2016-15, we made an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach, consistent with our previous presentation of such distributions. The other aspects of ASU 2016-15 did not result in a change to our existing accounting policies for the preparation of the statement of cash flows. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2016-15 on our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to add and clarify guidance on the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In particular, ASU 2016-18 requires that restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period totals disclosed in the statement of cash flows. Transfers between restricted and unrestricted cash accounts are not to be reported within the statement of cash flows. Only restricted cash receipts or payments directly with third parties are to be reported in the statement of cash flows as either an operating, investing, or financing activity, depending on the nature of the transaction. We retrospectively adopted ASU 2016-18 on January 1, 2018. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2016-18 on our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017. (See Note 11 for information related to our restricted cash balances.)
Presentation of Pension and Postretirement Costs—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic pension cost be presented in the same statement of operations line item as other employee compensation costs, while the remaining components of net periodic pension cost be presented outside of operating (loss) income. We retrospectively adopted ASU 2017-07 on January 1, 2018. The table below under "Summary of Adjustments to Prior Period Presentation" shows the impact of our retrospective adoption of ASU 2017-07 on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. (See Note 7 for information related to our defined benefit pension plan in the U.K.)
Accounting for Cloud Computing Arrangements—In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing costs incurred to implement a cloud computing arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 on a prospective basis beginning in the third quarter of 2018. We expect the adoption of ASU 2018-15 to allow us to capitalize approximately $1 million in hosting arrangement implementation costs in the fourth quarter of 2018, which will be amortized to the statement of operations in future periods over the terms of the underlying service agreements. Prior to the adoption of ASU 2018-15, these costs would have been expensed to the statement of operations as incurred.

Summary of Adjustments to Prior Period Presentation—The following table summarizes the impact of the retrospective adoption of ASC 606 and ASU 2017-07 on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (in thousands of dollars):

Three Months Ended September 30, 2017	As Previously Reported	ASC 606 Adjustment	ASU 2017-07 Adjustment	As Adjusted
Revenues:
Agency commissions and fees	$72,650	$8,614	$—	$81,264
Total revenues	$171,394	$8,614	$—	$180,008
Expenses:
Agency direct costs	$10,321	$8,614	$—	$18,935
Salaries and related	$61,946	$—	$1,272	$63,218
Total expenses	$211,178	$8,614	$1,272	$221,064
Operating loss	$(39,784)	$—	$(1,272)	$(41,056)
Non-operating income	$1,858	$—	$1,272	$3,130
Net loss attributable to Sotheby's	$(23,479)	$—	$—	$(23,479)

Nine Months Ended September 30, 2017	As Previously Reported	ASC 606 Adjustment	ASU 2017-07 Adjustment	As Adjusted
Revenues:
Agency commissions and fees	$448,950	$45,347	$—	$494,297
Total revenues	$673,829	$45,347	$—	$719,176
Expenses:
Agency direct costs	$49,719	$45,347	$—	$95,066
Salaries and related	$213,589	$—	$3,719	$217,308
Total expenses	$611,069	$45,347	$3,719	$660,135
Operating income	$62,760	$—	$(3,719)	$59,041
Non-operating income	$2,399	$—	$3,719	$6,118
Net income attributable to Sotheby's	$42,087	$—	$—	$42,087

The following table summarizes the impact of the retrospective adoption of ASU 2016-15 and ASU 2016-18 on our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 (in thousands of dollars):

	As Previously Reported	ASU 2016-15 Adjustments	ASU 2016-18 Adjustments	As Adjusted
Operating Activities:
Changes in other operating assets and liabilities	$(115,676)	$(2,100)	$—	$(117,776)
Net cash used by operating activities	$(73,639)	$(2,100)	$—	$(75,739)
Investing Activities:
Proceeds from company-owned life insurance	$—	$2,100	$—	$2,100
Decrease in restricted cash	$38,575	$—	$(38,575)	$—
Net cash provided by investing activities	$108,436	$2,100	$(38,575)	$71,961
Financing Activities:
Decrease in restricted cash related to York Property Mortgage	$2,857	$—	$(2,857)	$—
Net cash used by financing activities	$(225,357)	$—	$(2,857)	$(228,214)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$5,827	$—	$4,645	$10,472
Decrease in cash, cash equivalents, and restricted cash (a)	$(184,733)	$—	$(36,787)	$(221,520)
Cash, cash equivalents, and restricted cash at beginning of period (a)	$496,031	$—	60,170	$556,201
Cash, cash equivalents, and restricted cash at end of period (a)	$311,298	$—	$23,383	$334,681

(a)	Restricted cash is included only in the adjusted balances, reflecting the retrospective adoption of ASU 2016-18.
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

3. Segment Reporting
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby's Financial Services (or "SFS"). Thomas S. Smith, Jr, Sotheby's CEO, is our chief operating decision maker. Mr. Smith regularly evaluates financial information about each of our segments in deciding how to allocate resources and assess performance. The performance of each segment is measured based on segment income before taxes, which excludes the unallocated amounts and reconciling items highlighted in the table below.
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
Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business, brand licensing activities, and the results from other equity method investments.

The following table presents our segment information for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

Three Months Ended September 30, 2018	Agency	SFS	All Other	Reconciling items		Total
Revenues	$98,314	$12,822	$9,424	$(1,399)	(c)	$119,161
Segment (loss) income before taxes (a)	$(46,803)	$7,152	$2,093	$481	(d)	$(37,077)
Three Months Ended September 30, 2017
Revenues (b)	$160,774	$13,781	$7,537	$(2,084)	(c)	$180,008
Segment (loss) income before taxes (a)	$(54,335)	$7,212	$4,282	$(2,874)	(d)	$(45,715)
Nine Months Ended September 30, 2018
Revenues	$605,492	$37,061	$24,156	$(6,116)	(c)	$660,593
Segment income before taxes (a)	$15,175	$20,283	$4,532	$(14,654)	(d)	$25,336
Nine Months Ended September 30, 2017
Revenues (b)	$660,439	$44,514	$20,914	$(6,691)	(c)	$719,176
Segment income before taxes (a)	$15,833	$24,381	$9,003	$(6,328)	(d)	$42,889

(a)
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Condensed Consolidated Statements of Operations. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings.

On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement combined these credit facilities into one asset-based revolving credit facility. As a result of this refinancing, beginning in the third quarter of 2018, revolving credit facility costs are no longer allocated to our segments for the purpose of measuring segment profitability.
Subsequent to the refinancing of our previous credit agreements and the resulting elimination of the SFS Credit Facility on June 26, 2018, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings. However, beginning in the third quarter of 2018, for the purpose of measuring segment profitability, SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. This charge is eliminated in the consolidation of Sotheby's results.
Segment results for periods prior to the third quarter of 2018 have been recast to reflect these changes in the measurement of segment profitability.

(b)	Agency segment revenue for the three and nine months ended September 30, 2017 has been recast to reflect the retrospective adoption of ASC 606. See Notes 1 and 4.

(c)
The reconciling items related to revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(d)	The unallocated amounts and reconciling items related to segment (loss) income before taxes are detailed in the table below.

The table below presents a reconciliation of total segment (loss) income before taxes to consolidated (loss) income before taxes for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Agency	$(46,803)	$(54,335)	$15,175	$15,833
SFS	7,152	7,212	20,283	24,381
All Other	2,093	4,282	4,532	9,003
Segment (loss) income before taxes	(37,558)	(42,841)	39,990	49,217
Unallocated amounts and reconciling items:
Extinguishment of debt	—	—	(10,855)	—
Revolving credit facility costs (a)	(1,921)	(6,780)	(12,149)	(18,259)
SFS corporate finance charge	3,878	4,807	11,866	13,965
Equity in earnings of investees (b)	(1,476)	(901)	(3,516)	(2,034)
(Loss) income before taxes	$(37,077)	$(45,715)	$25,336	$42,889

(a)
For the nine months ended September 30, 2018, revolving credit facility costs in the table above includes approximately $4 million of unamortized fees related to our previous credit agreements that were written off in the second quarter of 2018.

(b)
For segment reporting purposes, our share of earnings related to equity investees is included as part of income before taxes. However, such earnings are reported separately below (loss) income before taxes in our Condensed Consolidated Statements of Operations.

The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2018, December 31, 2017, and September 30, 2017 (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
Agency	$1,516,644	$2,395,429	$1,441,249
SFS	616,092	608,713	627,815
All Other	36,835	40,566	39,431
Total segment assets	2,169,571	3,044,708	2,108,495
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	65,900	42,599	38,180
Consolidated assets	$2,235,471	$3,087,307	$2,146,675
Substantially all of our capital expenditures for the nine months ended September 30, 2018, the year ended December 31, 2017, and the nine months ended September 30, 2017 were attributable to the Agency segment.

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
The following table summarizes our revenues by segment and type for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Agency	SFS	All Other	Total	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$72,734	$—	$(156)	$72,578	$62,731	$—	$—	$62,731
Auction related fees, net (a)	7,685	—	(15)	7,670	3,543	—	—	3,543
Private sale commissions	12,759	—	—	12,759	12,902	—	—	12,902
Other Agency commissions and fees	3,556	—	158	3,714	2,088	—	—	2,088
Total Agency commissions and fees	96,734	—	(13)	96,721	81,264	—	—	81,264
Inventory sales	1,580	—	4,918	6,498	79,510	—	1,991	81,501
Advisory revenues	—	—	1,169	1,169	—	—	1,422	1,422
License fee and other revenues	—	—	3,350	3,350	—	—	4,124	4,124
Total revenue from contracts with customers	98,314	—	9,424	107,738	160,774	—	7,537	168,311
Finance revenue:
Interest and related fees	—	11,423	—	11,423	—	11,697	—	11,697
Total revenues	$98,314	$11,423	$9,424	$119,161	$160,774	$11,697	$7,537	$180,008

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Agency	SFS	All Other	Total	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$462,663	$—	$(156)	$462,507	$420,296	$—	$—	$420,296
Auction related fees, net (a)	25,509	—	(15)	25,494	25,041	—	—	25,041
Private sale commissions	56,260	—	500	56,760	40,949	—	—	40,949
Other Agency commissions and fees	7,907	—	458	8,365	8,011	—	—	8,011
Total Agency commissions and fees	552,339	—	787	553,126	494,297	—	—	494,297
Inventory sales	53,153	—	9,687	62,840	166,142	—	6,673	172,815
Advisory revenues	—	—	3,575	3,575	—	—	4,251	4,251
License fee and other revenues	—	—	10,107	10,107	—	—	9,990	9,990
Total revenue from contracts with customers	605,492	—	24,156	629,648	660,439	—	20,914	681,353
Finance revenue:
Interest and related fees	—	30,945	—	30,945	—	37,823	—	37,823
Total revenues	$605,492	$30,945	$24,156	$660,593	$660,439	$37,823	$20,914	$719,176

(a)	Auction Related Fees, net includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
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
The table below summarizes the balances related to our contracts with customers as of and for the nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	September 30, 2018	September 30, 2017
Accounts Receivable
Balance as of beginning of period	$783,706	$424,418
Balance as of end of period	$599,681	$442,111
(Decrease)/increase	$(184,025)	$17,693
Client Payables
Balance as of beginning of period	$996,197	$511,876
Balance as of end of period	$627,466	$376,108
Decrease	$(368,731)	$(135,768)
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
The net decreases in Accounts Receivable and Client Payables during the nine months ended September 30, 2018 are largely the result of auction sale proceeds that have been collected from buyers and remitted to sellers. The net changes in Accounts Receivable and Client Payables during the nine months ended September 30, 2017 were largely attributable to the funding of certain consignor settlements prior to collecting from buyers. When compared to September 30, 2017, the increases in Accounts Receivable and Client Payables as of September 30, 2018 are principally due to the higher levels of auction and private sales through the third quarter of 2018, a decrease in early consignor settlements (as discussed in the following paragraph), and the general timing of buyer and consignor settlements.
In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the seller before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of September 30, 2018, December 31, 2017, and September 30, 2017, Accounts Receivable included $47.2 million, $92.1 million, and $144.9 million, respectively, related to situations when we paid the seller all or a portion of the net sales proceeds before payment was collected from the buyer. As of September 30, 2018, December 31, 2017, and September 30, 2017, Accounts Receivable (net) also included $12 million, $53.8 million, and $16.4 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
Deferred revenue balances are generally not material.
Contract Costs—We incur various direct costs in the fulfillment of our auction services. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. A large portion of these costs are funded prior to the auction and are recorded on our Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the auction sale when they are expensed to Direct Costs of Services in the Condensed Consolidated Statements of Operations. As of September 30, 2018, December 31, 2017, and September 30, 2017, the contract cost balances recorded within Prepaid Expenses and Other Current Assets were $10.4 million, $9.6 million, and $8.2 million, respectively.

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
As of September 30, 2018, December 31, 2017, and September 30, 2017, the net Notes Receivable balance of SFS was $593 million, $590.6 million, and $602.2 million, respectively. As of September 30, 2018, December 31, 2017, and September 30, 2017, the total net Notes Receivable balance of SFS included $132.5 million, $54.4 million, and $57.9 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the nine months ended September 30, 2018 and 2017, SFS issued $119.2 million and $6.5 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2018 and 2017, such repayments totaled $41.1 million and $37.3 million, respectively.
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
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of September 30, 2018, December 31, 2017, and September 30, 2017 (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
Secured loans	$592,962	$590,609	$602,176
Low auction estimate of collateral	$1,425,960	$1,369,235	$1,378,737
Aggregate LTV ratio	42%	43%	44%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of September 30, 2018, December 31, 2017, and September 30, 2017 (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
Secured loans with an LTV ratio above 50%	$225,491	$168,116	$179,568
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$382,997	$269,063	$306,603
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	59%	62%	59%

The table below provides other credit quality information regarding secured loans made by SFS as of September 30, 2018, December 31, 2017, and September 30, 2017 (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
Total secured loans	$592,962	$590,609	$602,176
Loans past due	$77,751	$62,570	$79,038
Loans more than 90 days past due	$27,315	$56,087	$78,367
Non-accrual loans	$6,330	$—	$—
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,067	1,253	1,295
Total allowance for credit losses - secured loans	$1,067	$1,253	$1,295
We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of September 30, 2018, $77.8 million of the net Notes Receivable balance was past due, of which $27.3 million was more than 90 days past due. We are continuing to accrue interest on $71.4 million of past due loans and, as of September 30, 2018, the collateral securing such loans had a low auction estimate of approximately $259.4 million, resulting in an LTV ratio of approximately 28%. In consideration of expected loan renewals, collateral sales to date for which the proceeds have not yet been collected from the buyer, as well as the value of the remaining collateral and our current collateral disposal plans, we believe that the principal and interest amounts owed for these past due loans will be collected.
A non-accrual loan is a loan for which future Finance revenue is not recorded due to our determination that it is probable that future interest on the loan is not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of January 1, 2018, one of the past due loans included in the table above was placed on non-accrual status. Through September 30, 2018, our investment in this loan was reduced by $41.1 million as the result of proceeds collected from collateral sales. As of September 30, 2018, our recorded investment in this loan was approximately $8.1 million, consisting of the $6.3 million principal balance and $1.8 million in accrued interest. Additional collateral sale proceeds of $7.2 million are expected to be collected from auction buyers in the first quarter of 2019. Following the collection of these collateral sale proceeds, our recorded investment in the loan will be less than $1 million which we expect to recover through the future sale of the remaining loan collateral.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. If a loan is considered to be impaired, Finance revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of September 30, 2018, December 31, 2017, and September 30, 2017, there were no impaired loans outstanding.
As of September 30, 2018, unfunded commitments to extend additional credit through SFS were approximately $46 million.
Agency Segment—As discussed above, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. As of September 30, 2018, December 31, 2017, and September 30, 2017, Notes Receivable (net) within the Agency segment included $1.2 million, $2.7 million, and $2.7 million of such amounts reclassified from Accounts Receivable (net). These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2018 and 2017, such repayments totaled $1 million and $5 million, respectively.

Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of September 30, 2018, such loans totaled $3.1 million, including one loan with a balance of $2.1 million for which we are no longer accruing interest but believe that the recorded balance of the loan is collectible. As of September 30, 2017, such loans totaled $3.8 million. In the fourth quarter of 2017, we determined one of these loans to be impaired as a result of the bankruptcy of the art dealer and recorded a credit loss of $1.5 million in the period. We have commenced legal proceedings against one of the individuals who personally guaranteed this loan. As of December 31, 2017, we had one loan outstanding of this type with a balance of $2.1 million.
In certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such Agency segment consignor advances are recorded on our Condensed Consolidated Balance Sheets within Notes Receivable (net) and totaled $3.4 million as of September 30, 2018. There were no Agency segment consignor advances outstanding as of December 31, 2017 and September 30, 2017.
Allowance for Credit Losses—During the period January 1, 2018 to September 30, 2018, activity related to the Allowance for Credit Losses by segment was as follows (in thousands of dollars):

	SFS	Agency	Total
Balance as of January 1, 2018	$1,253	$1,525	$2,778
Change in loan loss provision based on historical data	(186)	—	(186)
Balance as of September 30, 2018	$1,067	$1,525	$2,592

6. Goodwill and Intangible Assets
Goodwill—For the nine months ended September 30, 2018 and 2017, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of January 1	$44,396	$6,151	$50,547	$43,878	$6,151	$50,029
Goodwill acquired	5,259	—	5,259	—	—	—
Foreign currency exchange rate changes	(148)	—	(148)	467	—	467
Ending balance as of September 30	$49,507	$6,151	$55,658	$44,345	$6,151	$50,496
On February 2, 2018, we acquired Viyet, an online marketplace for interior design specializing in vintage and antique furniture, decorative objects, and accessories. This acquisition complements and enhances our online sales program, and provides an additional sale format to offer clients. In October 2018, Viyet was rebranded as Sotheby's Home.
Intangible Assets—As of September 30, 2018, December 31, 2017, and September 30, 2017, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	September 30, 2018	December 31, 2017	September 30, 2017
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - Art Advisory Partners	8 years	10,800	10,800	10,800
Non-compete agreements - Art Advisory Partners	6 years	3,060	3,060	3,060
Artworks database (b)	10 years	1,275	1,200	1,200
Technology	4 years	4,461	—	—
Total intangible assets subject to amortization		19,596	15,060	15,060
Accumulated amortization		(5,939)	(3,892)	(3,397)
Total amortizable intangible assets (net)		13,657	11,168	11,663
Total intangible assets (net)		$13,981	$11,492	$11,987

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)
Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and subsequent cash payments made in the third quarters of 2018 and 2017.

For the three and nine months ended September 30, 2018, amortization expense related to intangible assets was approximately $0.7 million and $2 million, respectively. For the three and nine months ended September 30, 2017, amortization expense related to intangible assets was approximately $0.5 million and $1.5 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the September 30, 2018 balance sheet date are as follows (in thousands of dollars):

Period	Amount
October 2018 to September 2019	$3,103
October 2019 to September 2020	$3,103
October 2020 to September 2021	$3,103
October 2021 to September 2022	$1,977
October 2022 to September 2023	$1,478

7. Defined Benefit Pension Plan
We sponsor a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"), which was closed to future service cost accruals on April 30, 2016. For the three and nine months ended September 30, 2018 and 2017, the components of the net pension credit for the U.K. Pension Plan recorded within Non-Operating Income in our Condensed Consolidated Statements of Operations were as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$1,855	$2,047	$5,775	$5,984
Expected return on plan assets	(2,717)	(3,598)	(8,458)	(10,519)
Prior service cost	—	15	—	45
Amortization of actuarial loss	117	289	364	842
Amortization of prior service cost	(24)	(25)	(76)	(71)
Net pension credit	$(769)	$(1,272)	$(2,395)	$(3,719)
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
The borrowing base under the New Credit Agreement is determined by a calculation that is based upon, among other things, a percentage of: (i) eligible cash; (ii) the carrying value of certain auction guarantee advances; (iii) the carrying value of certain art inventory; (iv) the carrying value of certain extended payment term receivables arising from auction or private sale transactions; (v) the carrying value of certain loans in the SFS loan portfolio; (vi) the fair market value of certain eligible real property located in the U.K.; and (vii) the net orderly liquidation value of certain of our trademarks.
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
The New Credit Agreement contains certain customary affirmative and negative covenants including, but not limited to, limitations on indebtedness, liens, investments, restricted payments, and the use of proceeds from borrowings thereunder. The New Credit Agreement also contains a limitation on net outstanding auction guarantees (i.e., auction guarantees less the impact of related risk sharing arrangements).

The New Credit Agreement permits dividend payments, common stock repurchases, investments, and certain debt prepayments, so long as no event of default exists and is generally subject to maintaining a minimum level of borrowing availability. The New Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended September 30, 2018.
We incurred aggregate fees of approximately $4.1 million related to the New Credit Agreement, which are being amortized on a straight-line basis through its June 26, 2023 maturity date. As a result of this refinancing, $4 million of unamortized fees related to the Previous Credit Agreements were written off in the second quarter of 2018.
The following tables summarize information related to our revolving credit facilities as of and for the periods ended September 30, 2018, December 31, 2017, and September 30, 2017 (in thousands of dollars):

As of and for the periods ended	September 30, 2018	December 31, 2017	September 30, 2017
Maximum borrowing capacity (a)	$1,100,000	$1,100,000	$1,335,000
Borrowing base	$803,440	$605,927	$638,068
Borrowings outstanding	$215,000	$196,500	$434,000
Available borrowing capacity (b)	$588,440	$409,427	$204,068
Average Borrowings Outstanding:
Three months ended	$71,902	N/A	$508,342
Nine months ended	$94,399	N/A	$537,374
Year ended	N/A	$479,367	N/A

(a)
On October 2, 2017, we reduced the borrowing capacity of the previous SFS Credit Facility by $235 million. This reduction, which was entirely at our option and as part of our ongoing capital allocation analysis, was executed in order to reduce facility fees for unused borrowing capacity.

(b)	The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
Borrowing costs under the Previous Credit Agreements related to the Agency segment, which include interest and fees, are reflected in our Condensed Consolidated Statements of Operations as Interest Expense. Borrowing costs under the Previous Credit Agreements related to SFS are reflected in our Condensed Consolidated Income Statements within Cost of Finance Revenues as any borrowings thereunder were used to directly fund client loans. Subsequent to the refinancing of the Previous Credit Agreements and the resulting elimination of the SFS Credit Facility on June 26, 2018, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings. Accordingly, all borrowing costs associated with the New Credit Agreement are recorded as Interest Expense in our Condensed Consolidated Statements of Operations.
Long-Term Debt—As of September 30, 2018, December 31, 2017, and September 30, 2017, Long-Term Debt consisted of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
York Property Mortgage, net of unamortized debt issuance costs of $3,787, $4,545, and $4,797	$259,099	$270,556	$272,261
2022 Senior Notes, net of unamortized debt issuance costs of $0, $2,998, and $3,159	—	297,002	296,841
2025 Senior Notes, net of unamortized debt issuance costs of $5,070, $5,623, and $0	394,930	394,377	—
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010, $1,010, and $1,010	(13,514)	(11,930)	(11,912)
2022 Senior Notes, net of unamortized debt issuance costs of $0, $2,998, and $0	—	(297,002)	—
Total Long-Term Debt, net	$640,515	$653,003	$557,190
See the captioned sections below for information related to the York Property Mortgage, the 2022 Senior Notes, and the 2025 Senior Notes.

York Property Mortgage—The York Property, which is our headquarters building located at 1334 York Avenue in New York, is subject to a seven-year, $325 million mortgage loan (the "York Property Mortgage") that matures on July 1, 2022. As of September 30, 2018, the outstanding principal balance of the York Property Mortgage was $262.9 million. As of September 30, 2018, the fair value of the York Property Mortgage approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per ASC 820, Fair Value Measurements.
The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended (the "First Amendment") to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future common stock repurchases. On October 18, 2018, the York Property Mortgage was further amended (the "Second Amendment") to modify the definition of net worth whereby the balance recorded within Treasury Stock Shares on our Condensed Consolidated Balance Sheets is added back to Total Equity for the purposes of calculating net worth. Although the minimum net worth required by the York Property Mortgage remains at $325 million, the change to the definition of net worth provides continued flexibility regarding potential future common stock repurchases. Our net worth as of September 30, 2018, as calculated under the First Amendment, was approximately $452.5 million. Sotheby’s net worth as of September 30, 2018, as calculated under the Second Amendment, would have been approximately $1.2 billion.
In conjunction with the First Amendment, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments funded primarily with cash accumulated in a restricted cash management account, as discussed below, beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account associated with the York Property Mortgage. On July 2, 2018, a $6.25 million principal payment funded primarily from the restricted cash management account was made in accordance with the First Amendment. (See Note 9 for information related to the interest protection agreements that were entered into in connection with the York Property Mortgage.)
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
The loan agreement governing the York Property Mortgage contains the following financial covenants, which are subject to additional terms and conditions as provided in the underlying loan agreement:

•
As measured on July 1, 2020, the LTV ratio (i.e., the principal balance of the York Property Mortgage divided by the appraised value of the York Property) may not exceed 65% (the "Maximum LTV") based on the then-outstanding principal balance of the York Property Mortgage. If the LTV ratio exceeds the Maximum LTV, the LLC may, at its option, post cash or a letter of credit or pay down the York Property Mortgage without any prepayment penalty or premium, in an amount that will cause the LTV ratio not to exceed the Maximum LTV.

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

•
If Sotheby's corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender. The lender will retain any excess cash after monthly debt service, insurance, and taxes as security. As of September 30, 2018, December 31, 2017, and September 30, 2017, the Cash Management Account had a balance of $0.5 million, $3.1 million, and $1.8 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, we are required to maintain a minimum net worth as discussed above, subject to a cure period.
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
As of September 30, 2018, the $400 million principal amount of the 2025 Senior Notes had a fair value of approximately $378.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
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

Future Principal and Interest Payments—The aggregate future principal and interest payments due under the New Credit Agreement, the York Property Mortgage, and the 2025 Senior Notes during the five-year period after September 30, 2018 are as follows (in thousands of dollars):

Period	Amount
October 2018 to September 2019	$46,743
October 2019 to September 2020	$47,073
October 2020 to September 2021	$46,672
October 2021 to September 2022	$246,118
October 2022 to September 2023	$234,500
The table above assumes that the annual interest rate for the York Property Mortgage will be within the ceiling and floor rates of the associated interest rate collar for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity (see Note 9). The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as annual principal prepayments of $6.25 million each July beginning in 2018 and continuing through 2021, as discussed above.

9. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of September 30, 2018, December 31, 2017, and September 30, 2017 (in thousands of dollars):

	Assets		Liabilities
September 30, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate collar	Prepaid Expenses and Other Current Assets	$12	N/A	$—
Interest rate collar	Other Long-Term Assets	98	N/A	—
Total cash flow hedges		110		—
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	81	N/A	—
Total		$191		$—

	Assets		Liabilities
December 31, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	Prepaid Expenses and Other Current Assets	$339	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	666
Interest rate collar	N/A	—	Other Long-Term Liabilities	1,501
Total cash flow hedges		339		2,167
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities	3,756
Total		$339		$5,923

	Assets		Liabilities
September 30, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swaps	Prepaid Expenses and Other Current Assets	$238	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	1,375
Interest rate collar	N/A	—	Other Long-Term Liabilities	2,900
Total cash flow hedges		238		4,275
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities	3,626
Total		$238		$7,901
During the three months ended September 30, 2018, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $104 million and realized a net gain of $4.1 million. During the nine months ended September 30, 2018, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $202 million and realized a net loss of ($1.9) million. During the nine months ended September 30, 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $213.8 million and realized a net gain of $29.1 million. Realized gains and losses related to the settlement of derivative financial instruments designated as net investment hedges are reflected on our Condensed Consolidated Balance Sheets within Accumulated Other Comprehensive Loss.

The following tables summarize the effect of the derivative financial instruments designated as hedging instruments on our Condensed Consolidated Statements of Operations and Consolidated Condensed Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars)

	Gain (Loss) Recognized in Other Comprehensive Income - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Loss - Effective Portion		Amount Reclassified from Accumulated Other Comprehensive Loss into Net Loss - Ineffective Portion
Three Months Ended September 30,	2018	2017		2018	2017	2018	2017
Cash Flow Hedges:
Interest rate swaps	$—	$(7)	Interest Expense	$—	$(8)	$—	$—
Interest rate swaps	—	—	Non-operating income	—	—	(160)	—
Interest rate collar	256	125	Interest Expense	—	300	—	—
Total cash flow hedges	256	118		—	292	(160)	—
Net Investment Hedges:
Foreign exchange contracts	(238)	(911)	N/A	—	—	—	—
Total	$18	$(793)		$—	$292	$(160)	$—

	Gain (Loss) Recognized in Other Comprehensive Income - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion		Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Ineffective Portion
Nine Months Ended September 30,	2018	2017		2018	2017	2018	2017
Cash Flow Hedges:
Interest rate swaps	$95	$127	Interest Expense	$(145)	$27	$—	$—
Interest rate swaps	—	—	Non-operating income	—	—	(160)	—
Interest rate collar	1,443	210	Interest Expense	169	300	—	—
Interest rate collar	—	—	Non-operating income	—	—	—	622
Total cash flow hedges	1,538	337		24	327	(160)	622
Net Investment Hedges:
Foreign exchange contracts	1,502	(2,989)	N/A	—	—	—	—
Total	$3,040	$(2,652)		$24	$327	$(160)	$622

See the captioned sections below for information related to the derivative financial instruments designated as cash flow hedges or net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—In connection with the York Property Mortgage (see Note 8), we entered into interest rate protection agreements secured by the York Property, consisting of a 2-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a 5-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's 7-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for its remaining 7-year term. Beginning on the effective date of the Mortgage Collar through September 30, 2018, the weighted average interest rate for the York Property Mortgage was 4.27%.

In conjunction and concurrent with the First Amendment to the York Property Mortgage in June 2017 (see Note 8), the notional value of the Mortgage Collar was reduced by $57 million to reflect: (i) the $32 million principal prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each, beginning in July 2018 and continuing through July 2021. This reduction in the notional value of the Mortgage Collar relates to previously forecasted interest payments that are no longer probable of occurring following the June 2017 amendment to the York Property Mortgage. The reduction in the notional value of the Mortgage Collar resulted in a $0.6 million (net of tax) reclassification from Accumulated Other Comprehensive Loss into Net Income in the second quarter of 2017.
As of September 30, 2018, the notional value of the Mortgage Collar was $262.9 million, which is equal to the principal balance of the York Property Mortgage on that date. For the remainder of its term, the Mortgage Collar will have a notional value that is no greater than the applicable forecasted principal balance of the York Property Mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreement(s) are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements.
On November 21, 2016, we entered into a two-year interest rate swap agreement to eliminate the variability in expected cash outflows associated with the one-month LIBOR-indexed interest payments owed on $63 million of revolving credit facility borrowings (the "Revolving Credit Facility Swap"). In the third quarter of 2018, these revolving credit facility borrowings were repaid, and the Revolving Credit Facility Swap was terminated, resulting in a $0.2 million (net of tax) reclassification from Accumulated Other Comprehensive Loss into Net Loss.
At their inception, the Mortgage Swap, the Mortgage Collar, and the Revolving Credit Facility Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges remains outstanding and is effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in our Condensed Consolidated Statements of Operations in the same period that interest expense related to the underlying debt instruments is recorded. Any hedge ineffectiveness is immediately recognized in Net Income. In addition, if any of the forecasted transactions associated with the Cash Flow Hedges are no longer probable of occurring, any related amounts previously recorded in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets would be immediately reclassified into Net Income (Loss). As discussed above, certain previously forecasted interest payments associated with the Mortgage Collar became no longer probable of occurring in the second quarter of 2017 and, as a result, $0.6 million (net of tax) of the amount previously recorded in Accumulated Other Comprehensive Loss was immediately reclassified into Net Income in the second quarter of 2017. Likewise, certain previously forecasted interest payments associated with the Revolving Credit Facility Swap became no longer probable of occurring in the third quarter of 2018 and, as a result, $0.2 million (net of tax) of the amount previously recorded in Accumulated Other Comprehensive Loss was immediately reclassified into Net Loss in the third quarter of 2018.
Management performs a quarterly assessment to determine whether the Mortgage Collar, as amended, continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage. As of September 30, 2018, the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage.
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

Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of September 30, 2018, the aggregate notional value of our outstanding net investment hedge contracts was $4.7 million.
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
As of September 30, 2018, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $244.6 million. Notional values do not quantify risk or represent assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings. As of September 30, 2018, our Condensed Consolidated Balance Sheets include an asset of $0.6 million within Prepaid Expenses and Other Current Assets and a liability of $0.3 million within Accounts Payable and Accrued Liabilities, representing the fair values of these contracts on that date. As of December 31, 2017 and September 30, 2017, the aggregate fair value of these contracts represented liabilities of $0.8 million and $0.4 million, respectively, which were recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
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

11. Supplemental Condensed Consolidated Balance Sheet Information
Prepaid and Other Current Assets—As of September 30, 2018, December 31, 2017, and September 30, 2017, Prepaid Expenses and Other Current Assets consisted of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
Prepaid expenses	$39,832	$25,418	$31,623
Derivative financial instruments (see Note 9)	670	339	239
Insurance recoveries	2,189	—	—
Other	14,462	6,253	23,661
Total Prepaid Expenses and Other Current Assets	$57,153	$32,010	$55,523
Other Long-Term Assets—As of September 30, 2018, December 31, 2017, and September 30, 2017, Other Long-Term Assets consisted of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
Defined benefit pension plan asset	$108,036	$108,826	$90,559
Equity method investments (a)	47,527	46,905	46,207
Trust assets related to deferred compensation liability	30,870	26,240	25,325
Restricted cash (see Note 12)	17,137	17,916	17,835
Insurance recoveries	15,357	12,242	11,557
Derivative financial instruments (see Note 9)	98	—	—
Other	15,424	15,479	4,599
Total Other Long-Term Assets	$234,449	$227,608	$196,082

(a)	Includes our equity method investments in RM Sotheby's and AMA, as well as a partnership that was formed in the second quarter of 2017 through which artworks are being purchased and sold.
Other Long-Term Liabilities—As of September 30, 2018, December 31, 2017, and September 30, 2017, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
Deferred compensation liability	$30,491	$25,614	$24,563
Acquisition earn-out consideration	8,750	17,500	17,500
Interest rate collar liability (see Note 9)	—	1,501	2,900
Other	7,328	6,809	6,704
Total Other Long-Term Liabilities	$46,569	$51,424	$51,667

12. Supplemental Condensed Consolidated Cash Flow Information
Cash, Cash Equivalents, and Restricted Cash—As of September 30, 2018, December 31, 2017, and September 30, 2017, cash, cash equivalents, and restricted cash consisted of the following (in thousands of dollars):

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$156,272	$544,432	$311,298
Restricted cash, recorded within current assets:
Consignor funds held in legally segregated accounts	1,179	46,029	3,110
Funds deposited with the trustee for the redemption of the 2022 Senior Notes (see Note 8)	—	312,250	—
Cash Management Account related to the York Property Mortgage (see Note 8)	460	3,107	1,778
Other	185	192	660
Restricted cash, recorded within current assets	1,824	361,578	5,548
Restricted cash, recorded within other long-term assets (a)	17,137	17,916	17,835
Total restricted cash	18,961	379,494	23,383
Cash, cash equivalents, and restricted cash	$175,233	$923,926	$334,681

(a)	Restricted cash reflected within Other Long-Term Assets principally relates to $15.3 million of funds held in escrow pending the final settlement of a sale.
Changes in Other Operating Assets and Liabilities—For the nine months ended September 30, 2018 and 2017, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows included the following (in thousands of dollars):

	Nine Months Ended September 30,
	2018	2017
Increase in:
Prepaid expenses and other current assets	$(16,384)	$(2,443)
Other long-term assets	(6,590)	(1,312)
Income tax receivables and deferred income tax assets	(26,305)	(34,168)
(Decrease)/increase in:
Accounts payable and accrued liabilities and other liabilities	(39,436)	(64,697)
Accrued income taxes and deferred income tax liabilities	5,392	(15,156)
Total changes in other operating assets and liabilities	$(83,323)	$(117,776)

13. Shareholders' Equity and Dividends
Common Stock Repurchase Program—On February 28, 2018, the Board of Directors approved a $100 million increase to our share repurchase authorization, resulting in an updated share repurchase authorization of $195.7 million as of that date.
The following table provides information regarding our common stock repurchase program for the nine months ended September 30, 2018 and 2017 (in thousands, except for per share data):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Shares repurchased	3,790	866
Aggregate purchase price	$186,206	$40,193
Average price per share	$49.14	$46.40
On September 11, 2018, we paid $95 million upon entry into an accelerated share repurchase agreement (the "ASR Agreement"). Pursuant to the ASR agreement, on September 12, 2018, we received an initial delivery of 1,792,453 shares of our common stock with a value of $85.5 million, or $47.70 per share. In conjunction with our entry into the ASR Agreement, we recorded $85.5 million to Treasury Stock to reduce Shareholders’ Equity for the value of the initial shares received and $9.5 million to reduce Additional Paid-In Capital for the unsettled portion of the agreement, which represents a forward contract indexed to our common stock.
The total number of shares that we will ultimately purchase upon the conclusion of the ASR Agreement will generally be based on the average of the daily volume-weighted average prices of our common stock during the term of the agreement, less an agreed discount. Upon final settlement of the ASR Agreement, we may be entitled to receive additional shares of our common stock or, under certain circumstances, we may be required to deliver shares or make an additional cash payment to the counterparty, at our option. The ASR Agreement is scheduled to expire on December 11, 2018, but may conclude earlier at the counterparty's option, and may be terminated early upon the occurrence of certain events.
The amount paid to enter into the ASR Agreement effectively utilized the remaining share repurchase authorization from our Board of Directors.
Special Dividend—On January 29, 2014, the Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. In conjunction with this special dividend, we accrued approximately $10 million for dividend equivalents owed on share-based payments to employees, which we charged to retained earnings. For the nine months ended September 30, 2017, $2 million of such dividends were paid to employees upon the vesting of the share-based payments. No such dividends were paid during the nine months ended September 30, 2018.

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss and the details regarding any reclassification adjustments made for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Currency Translation Adjustments
Balance at beginning of period	$(81,518)	$(80,327)	$(74,505)	$(89,478)
Other comprehensive (loss) income before reclassifications, net of tax of $0, $851, $400, and $2,272	(155)	3,870	(7,168)	13,021
Other comprehensive (loss) income	(155)	3,870	(7,168)	13,021
Balance at end of period	(81,673)	(76,457)	(81,673)	(76,457)
Cash Flow Hedges
Balance at beginning of period	277	(2,788)	(1,029)	(3,664)
Other comprehensive income before reclassifications, net of tax of $85, $72, $508, and $207	256	118	1,538	337
Reclassifications from accumulated other comprehensive loss, net of tax of ($114), $181, ($106), and $588	(160)	292	(136)	949
Other comprehensive income	96	410	1,402	1,286
Balance at end of period	373	(2,378)	373	(2,378)
Net Investment Hedges
Balance at beginning of period	15,299	14,540	13,559	16,618
Other comprehensive (loss) income before reclassifications, net of tax of ($78), ($552), $491, and ($1,822)	(238)	(911)	1,502	(2,989)
Other comprehensive (loss) income	(238)	(911)	1,502	(2,989)
Balance at end of period	15,061	13,629	15,061	13,629
Defined Benefit Pension Plan
Balance at beginning of period	(321)	(14,211)	(491)	(13,834)
Currency translation adjustments	4	(433)	11	(1,233)
Other comprehensive income (loss) before reclassifications	4	(433)	11	(1,233)
Prior service cost amortization, net of tax of ($4), ($5), ($12), and ($12)	(21)	(20)	(64)	(59)
Actuarial loss amortization, net of tax of $20, $50, $60, and $141	97	239	303	701
Reclassifications from accumulated other comprehensive loss, net of tax	76	219	239	642
Other comprehensive income (loss)	80	(214)	250	(591)
Balance at end of period	(241)	(14,425)	(241)	(14,425)
Total other comprehensive (loss) income attributable to Sotheby's	(217)	3,155	(4,014)	10,727
Accumulated other comprehensive loss as of September 30	$(66,480)	$(79,631)	$(66,480)	$(79,631)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash Flow Hedges
Settlements	$(274)	$473	$(242)	$1,537
Tax effect	114	(181)	106	(588)
Reclassification adjustments, net of tax	(160)	292	(136)	949
Defined Benefit Pension Plan
Prior service cost amortization	(25)	(25)	(77)	(71)
Actuarial loss amortization	117	289	364	842
Pre-tax total	92	264	287	771
Tax effect	(16)	(45)	(48)	(129)
Reclassification adjustments, net of tax	76	219	239	642
Total reclassification adjustments, net of tax	$(84)	$511	$103	$1,591
15. Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between March 31, 2020 and December 31, 2022. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $13 million as of September 30, 2018.
Guarantees of Collection—A guarantee of collection is a commitment to a consignor that, under certain conditions, Sotheby's will fund the payment of the net sale proceeds to the consignor even if the purchaser has not yet made payment. It is not a guarantee that the property will be sold at a certain minimum price. In the event that any item subject to a guarantee of collection is sold and the purchaser does not pay by the settlement date, we are required to pay the consignor the net sale proceeds, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. In certain limited circumstances, we may also have the right to recover the net sale proceeds from the consignor in the event of an ultimate purchaser default. In April 2018, property connected to a guarantee of collection was sold at auction for a hammer price of $26.8 million. In the third quarter of 2018, we refinanced the buyer receivable through the issuance of an SFS term loan and paid to the seller $15.4 million of the net sale proceeds. As a condition of the refinancing, the buyer has pledged sufficient collateral as security for the loan, which has an LTV of 38%. The remaining amount owed to the consignor is expected to be paid in the fourth quarter of 2018. (See Note 5 for additional information related to situations when term loans are made to refinance client auction and private sale purchases.)
Indirect Tax Contingencies—We are subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between us and our clients. The application of these laws and regulations to our unique business and global client base, and the estimation of any related liabilities, is complex and requires a significant amount of judgment. We are generally not responsible for these indirect tax liabilities unless we fail to collect the correct amount of sales, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose us to claims from tax authorities and could require us to record a liability and corresponding charge to our statement of operations.
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

On November 17, 2017, Sotheby’s, together with its London, Geneva and Vienna subsidiaries, and one of its employees (collectively, “the Sotheby’s Parties”), initiated a declaratory judgment action (requête en conciliation) in Switzerland (the “Swiss Action”), at the Tribunal de Première Instance de la République et Canton de Genève, against Dmitry Rybolovlev and various persons and entities affiliated with him. The Sotheby’s Parties’ action seeks a declaration that the Sotheby’s Parties owe no liability or debt to Mr. Rybolovlev and his affiliates in connection with sales of art and related services to entities affiliated with Mr. Yves Bouvier, as discussed in more detail below. Sotheby’s filed its detailed Statement of Claim on July 11, 2017.
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
On October 2, 2018, two entities controlled by Mr. Rybolovlev commenced proceedings against Sotheby’s and Sotheby’s, Inc. in the U.S. District Court for the Southern District of New York. In their complaint, these entities allege that Sotheby’s and its agents aided and abetted an alleged fraud that Mr. Bouvier allegedly perpetrated against Mr. Rybolovlev and affiliated entities and are claiming a minimum of $380 million in damages. The plaintiffs also allege that Sotheby’s, in commencing the Swiss Action, violated a tolling agreement that the parties had entered into and seek an injunction prohibiting Sotheby’s from prosecuting the Swiss Action. On or about January 18, 2019, Sotheby’s will file a motion to dismiss this complaint, which it believes to be meritless, on numerous grounds.
16. Income Taxes
U.S. Tax Reform—The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act includes significant changes to the U.S. corporate income tax system that became effective on January 1, 2018, including, among other things, (i) a reduction of the U.S. corporate income tax rate from 35% to 21%, (ii) the transition to a modified territorial tax system from a worldwide tax system, (iii) limitations on the deductibility of interest expense and executive compensation, (iv) the imposition of the Base Erosion Anti-Abuse Tax (“BEAT”), a new minimum tax on international payments meant to reduce the ability of multinational companies to erode the U.S. tax base through deductible payments to related parties, and (v) the creation of two new categories of income: (a) foreign-derived intangible income (“FDII”), which is income derived from the sale of property or services to a foreign person which may be taxed at a rate lower than 21%, and (b) global intangible low taxed income (“GILTI”), which is certain income earned by foreign subsidiaries that must be included in the income of the U.S. shareholder. In addition, the Act imposed a one-time transition tax in 2017 on the mandatory deemed repatriation of certain unremitted foreign earnings as of December 31, 2017.
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
In accordance with SAB 118, in the fourth quarter of 2017, we recorded a provisional net income tax expense of approximately $1.2 million based on reasonable estimates of the tax effects of the Act, which included an expense of $40.4 million to record a liability for the one-time mandatory transition tax on certain unremitted and untaxed earnings of our foreign subsidiaries. In the second quarter of 2018, we recorded an income tax benefit of approximately $2.3 million to reduce this liability as a result of guidance that was issued by the IRS during the period and as a result of revisions made to certain estimates used in the calculation as of December 31, 2017. In the third quarter of 2018, we recorded an income tax benefit of approximately $1.7 million to reduce this liability as a result of finalizing our calculation of the amount owed.

The provisional net income tax expense recorded in the fourth quarter of 2017 also included an expense of $19.8 million to reduce the value of our net deferred tax assets, primarily as a result of the change in the U.S. corporate income tax rate from 35% to 21%. In the second quarter of 2018, we recorded an income tax benefit of $2.6 million to adjust the remeasurement of our net deferred tax asset based on further analysis of available tax accounting methods and elections. In the third quarter of 2018, we recorded an income tax benefit of $1.2 million to adjust the value of our deferred tax assets related to certain executive compensation based on guidance that was issued by the IRS during the period.
As of September 30, 2018, we are continuing to gather additional information and expect to complete our accounting for the tax effects of the Act within the prescribed measurement period, which will not exceed one year from the December 22, 2017 enactment date.
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
As of September 30, 2018, our Condensed Consolidated Balance Sheets reflect a provisional income tax payable of $14.5 million for the one-time mandatory transition tax on unremitted foreign earnings discussed above. This liability is net of tax credits, other U.S. deductions, and payments made to date. We elected to settle the remaining liability in installments over eight years, as allowed by the Act.
Income Tax (Benefit) Expense—The table below summarizes our income tax (benefit) expense and effective income tax (benefit) expense rate for the three and nine months ended September 30, 2018 and 2017, including the impact of discrete items (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss) income before taxes	$(37,077)	$(45,715)	$25,336	$42,889
Income tax (benefit) expense	$(7,759)	$(21,328)	$5,943	$2,848
Effective income tax (benefit) expense rate	(20.9%)	(46.7%)	23.5%	6.6%
Our income tax benefit for the three months ended September 30, 2018 was reduced by approximately $7 million of discrete tax expense recorded in the current period related to the effective settlement of an income tax audit. This discrete tax expense was partially offset by approximately $2.9 million of discrete tax benefits recorded in the current period to adjust provisional amounts recorded in the prior year related to the Act, as discussed above. In contrast, the third quarter of 2017 included $7.7 million of discrete tax benefits, primarily resulting from the reversal of a tax reserve for a previously uncertain tax position for which the statute of limitations had expired.
In addition to the factors discussed above, the increase in the effective income tax rate for the nine months ended September 30, 2018 is also influenced by: (i) income tax benefits of approximately $4.9 million recorded discretely in the second quarter of 2018 to adjust the estimated income tax expense recorded in the fourth quarter of 2017 upon the enactment of the Act; (ii) a lower discrete income tax benefit recorded in the current year when compared to the prior year related to the vesting of share-based payments; and (iii) a discrete income tax benefit recognized in the current year related to the loss incurred on the extinguishment of debt, which was recorded at a statutory income tax rates that were lower than our estimated annual effective tax rate.

17. Uncertain Tax Positions
As of September 30, 2018, our liability for unrecognized tax benefits, excluding interest and penalties, was $8.1 million, representing a net decrease of $5.1 million when compared to a liability of $13.2 million as of December 31, 2017. This net decrease is primarily the result of the expiration of the statute of limitations for certain tax years and the effective settlement of tax audits, partially offset by the accrual of tax reserves related to various U.S. and non-U.S. matters, and an increase due to changes in foreign exchange rates. As of September 30, 2017, our liability for unrecognized tax benefits, excluding interest and penalties, was $14.2 million.
As of September 30, 2018, December 31, 2017, and September 30, 2017, the total amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate was $2.6 million, $4.1 million, and $3.1 million, respectively. We believe it is reasonably possible that a decrease of $2.5 million in the balance of unrecognized tax benefits can occur within 12 months of the September 30, 2018 balance sheet date as a result of the expiration of statutes of limitations and the expected settlement of ongoing tax audits.
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
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax (Benefit) Expense in our Condensed Consolidated Statements of Operations. For the three months ended September 30, 2018, the accrual of such interest and penalties decreased by approximately $0.2 million.
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

18. Auction Guarantees
As of September 30, 2018, we had outstanding auction guarantees totaling $377.7 million. Each of the auction guarantees outstanding as of September 30, 2018 has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. Substantially all of the property related to these auction guarantees is being offered at auctions during the fourth quarter of 2018. Our financial exposure under these auction guarantees is reduced by $134.6 million as a result of our use of contractual risk sharing arrangements with third parties, as discussed below. After taking into account these risk-sharing arrangements, as of September 30, 2018, our net financial exposure related to the auction guarantees was $243.1 million. (See Note 22 for information related to an auction guarantee arrangement with a related party that was outstanding as of September 30, 2018.)
The contractual risk sharing arrangements used to reduce our exposure to auction guarantees include irrevocable bid arrangements and, from time-to-time, partner sharing arrangements. The counterparties to these auction guarantee risk sharing arrangements are typically major international art dealers or major art collectors. We could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements.
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
We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of September 30, 2018 and September 30, 2017, auction guarantee advances outstanding totaled $21.5 million and $1.1 million, respectively. There were no auction guarantee advances outstanding as of December 31, 2017. As of September 30, 2018, December 31, 2017, and September 30, 2017, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $11.4 million, $0.9 million, and $5 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets.
As of October 30, 2018, we had outstanding auction guarantees totaling $414.4 million and, as of that date, our financial exposure was reduced by risk-sharing arrangements totaling $296.1 million. After taking into account these risk-sharing arrangements, as of October 30, 2018, our net financial exposure related to auction guarantees was $118.3 million. Each of the auction guarantees outstanding as of October 30, 2018 has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions during the fourth quarter of 2018 and throughout 2019. As of October 30, 2018, we have advanced $16.5 million of the total guaranteed amount.
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
For the three and nine months ended September 30, 2018 and 2017, compensation expense related to share-based payments was as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pre-tax	$6,736	$5,408	$21,425	$17,423
After-tax	$4,754	$3,657	$16,480	$11,654
For the nine months ended September 30, 2018 and 2017, we recognized $1.2 million and $2.6 million, respectively, in excess tax benefits related to share-based payments in our Condensed Consolidated Statements of Operations. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
As of September 30, 2018, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $30.2 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2 years. We do not capitalize any compensation expense related to share-based payments to employees.
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
For the nine months ended September 30, 2018, the Compensation Committee approved share-based payment awards with a total grant date fair value of $32.6 million, as follows:

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

•	410,025 RSU's with a grant date fair value of $19.5 million and annual vesting opportunities over a three-year service period.

Summary of Outstanding Share-Based Payment Awards—For the nine months ended September 30, 2018, changes to the number of outstanding RSU’s, PSU’s, and restricted shares were as follows (shares in thousands):

	Restricted Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,922	$36.59
Granted	693	$47.08
Vested	(527)	$38.98
Canceled	(170)	$39.98
Outstanding at September 30, 2018	1,918	$39.10
As of September 30, 2018, 6.2 million shares were available for future awards issued pursuant to the new Equity Plan. The aggregate fair value of RSU’s and PSU's that vested during the nine months ended September 30, 2018 and 2017 was $26.9 million and $39.5 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Prior to the shareholder approval of the new Equity Plan on May 3, 2018, stock options were issued pursuant to the 1997 Stock Option Plan and were exercisable into authorized, but unissued shares of our common stock. These stock options vested evenly over four years and expired ten years after the date of grant. In the fourth quarter of 2017, the remaining 50,000 stock options that were outstanding under the 1997 Stock Option Plan were exercised at an exercise price of $22.11. As of September 30, 2018, there were no stock options outstanding or exercisable.
Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three months ended September 30, 2018 and 2017, we recognized $0.3 million within General and Administrative Expenses in our Condensed Consolidated Statements of Operations related to common stock shares awarded under the Directors Stock Plan. For the nine months ended September 30, 2018 and 2017, such expense was $0.9 million and $0.8 million, respectively. As of September 30, 2018, 178,173 deferred stock units were outstanding under the Directors Stock Plan and 96,793 units were available for future issuance.
20. (Loss) Earnings Per Share
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

The table below summarizes the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(27,838)	$(23,479)	$22,922	$42,087
Less: Net income attributable to participating securities	—	—	344	643
Net (loss) income attributable to Sotheby’s common shareholders	$(27,838)	$(23,479)	$22,578	$41,444
Denominator:
Weighted average common shares outstanding	50,927	52,532	51,724	52,755
Basic (loss) earnings per share - Sotheby’s common shareholders	$(0.55)	$(0.45)	$0.44	$0.79
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(27,838)	$(23,479)	22,922	$42,087
Less: Net income attributable to participating securities	—	—	344	643
Net (loss) income attributable to Sotheby’s common shareholders	$(27,838)	$(23,479)	$22,578	$41,444
Denominator:
Weighted average common shares outstanding	50,927	52,532	51,724	52,755
Weighted average effect of dilutive potential common shares:
Performance share units	—	—	138	243
Deferred stock units	—	—	174	159
Stock options	—	—	—	26
Weighted average dilutive potential common shares outstanding	—	—	312	428
Weighted average diluted shares outstanding	50,927	52,532	52,036	53,183
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.55)	$(0.45)	$0.43	$0.78
For the three and nine months ended September 30, 2018 and 2017, approximately 1 million potential common shares related to share-based payments were excluded from the computation of diluted loss per share because the financial performance or stock price targets inherent in such awards were not achieved as of the respective balance sheet dates.
21. Restructuring Charges
Beginning in the second quarter of 2018, management is implementing a restructuring plan with the principal goal of reducing headcount through the elimination of certain positions primarily in the Agency segment. The restructuring plan will also result in the termination of lease agreements in certain small non-selling locations. For the three and nine months ended September 30, 2018, we recognized $3.8 million and $5.9 million, respectively, of Restructuring Charges almost entirely attributable to severance-related costs. The remaining restructuring liability of $4.8 million as of September 30, 2018 is recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability is expected to be settled through cash payments to be made principally in fourth quarter of 2018.

22. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales. For the three months ended September 30, 2018 and 2017 our Condensed Consolidated Statements of Operations includes less than $0.1 million of Agency Commissions and Fees attributable to transactions with related parties. For the nine months ended September 30, 2018 and 2017, our Condensed Consolidated Statements of Operations includes Agency Commissions and Fees of $3.4 million and $4.7 million, respectively, attributable to transactions with related parties. For the nine months ended September 30, 2018, our Condensed Consolidated Statements of Operations include Inventory Sales (and related cost of sales) of $5.3 million attributable to transactions with related parties.
As of September 30, 2018 and 2017, our Accounts Receivable balance includes amounts due from related parties of $0.1 million, respectively. As of December 31, 2017, there were no related party Accounts Receivable balances outstanding. As of September 30, 2018, December 31, 2017, and September 30, 2017, Client Payables included amounts owed to related party consignors totaling $0.5 million, $0.4 million, and $0.4 million, respectively.
As of September 30, 2018, our portfolio of auction guarantees included one auction guarantee with RM Sotheby's, an equity method investee in which we have a 25% ownership stake. The auction guarantee with RM Sotheby's totaled $1.3 million, of which $0.8 million had been advanced as of September 30, 2018. The guarantee has a minimum guaranteed price that is below the range of the pre-sale auction estimates for the underlying property. Substantially all of the property related to this guarantee is being offered in the fourth quarter of 2018. (See Note 18 for additional information related to our use of auction guarantees.)
23. Recent Accounting Standards Not Yet Adopted
Leases—In February 2016, the FASB issued ASU 2016-02, Leases, which requires long-term lease arrangements to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. On July 30, 2018, the FASB issued ASU 2018-11, which makes targeted improvements to ASU 2016-02. In particular, ASU 2018-11 allows an entity to elect not to recast the comparative periods presented when transitioning to the new standard. We will adopt ASU 2016-02 on January 1, 2019, using the transition relief provided by ASU 2018-11.
We have identified and reviewed all material lease agreements and implemented a lease management software solution to assist the adoption process. Upon our adoption of ASU 2016-02, our operating lease commitments will be recorded on our balance sheet as operating lease liabilities with corresponding right-of-use assets.
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
Defined Benefit Plans—On August 28, 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. In particular, this standard requires companies to provide the reasons for significant gains and losses in pension benefit obligations ("PBO's") and to explain any other significant changes in PBO's and plan assets not otherwise apparent. ASU 2018-14 is effective for us beginning on January 1, 2021. We are currently assessing the potential impact of adopting ASU 2018-14 on our financial statements.

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
Through these investments, we have shown marked improvement in several key areas. Through the first nine months of 2018, online sales totaled approximately $129 million, an increase of approximately 25% when compared to the same period in 2017. Additionally, through the first nine months of 2018, approximately 26% of the items purchased at auction have been bought online, as compared to 22% in the same period in 2017.
Looking to the future, additional technology investments are also being made in five broad areas: (i) digital infrastructure, including a new auction engine and digitalization in the auction room; (ii) data systems to inform business decisions on pricing and client relationships among other areas; (iii) basic digital services such as an improved website and app, and new e-commerce capabilities; (iv) content marketing to develop and distribute rich, engaging content; and (v) advanced digital services, including a more powerful online consignment tool, a recommendation engine, and a new platform to allow consignors to transact more quickly.
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
Business and Industry Trends
Following a period of expansion that began in late-2009 and lasted until the fourth quarter of 2015, the global art market experienced a brief period of lower sales in 2016, particularly in the Impressionist, Modern and Contemporary Art collecting categories, resulting in a 27% decrease in Consolidated Sales2, when compared to 2015. However, even during this brief period of lower sales, collectors continued to purchase top quality works of art for strong prices and our auction sell-through rates remained encouraging. In 2017, the art market strengthened, and we achieved a 12% increase in Consolidated Sales when compared to 2016, which led to a 10% increase in agency commissions and fees. During the first nine months of 2018, the art market has continued to be strong, and, due in part to the efforts of management, Consolidated Sales have grown to $4 billion, representing a 20% increase when compared to the same period in 2017. The strength of the market has paved the way for an increase of 12% in agency commissions and fees in the current September year-to-date period, when compared to the same period in 2017.

____________________________________
1 Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
2 Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales, as defined below.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
Overview—For the three months ended September 30, 2018, we reported a net loss of ($27.8) million, compared to a net loss of ($23.5) million in the same period of the prior year, representing a $4.4 million (19%) increase between the two periods. However, after excluding certain items, Adjusted Net Loss* for the three months ended September 30, 2018 improved $2.7 million (11%) to ($20.8) million when compared to the prior year. This improvement is largely due to a 30% increase in Net Auction Sales, which resulted in a 19% increase in agency commissions and fees during the period. To a lesser extent, the comparison to the prior year is favorably impacted by a significant reduction in revolving credit facility borrowings and related interest costs (see note (a) under the Consolidated Financial Data Tables below). These factors are largely offset by higher salaries and related costs. The comparison to the prior year is also unfavorably impacted by $7.7 million of discrete income tax benefits recorded in the third quarter of 2017 that primarily resulted from the reversal of a tax reserve for a previously uncertain tax position for which the statute of limitations expired.
For the nine months ended September 30, 2018, we reported net income of $22.9 million, representing a $19.2 million (46%) decrease when compared to the same period in the prior year. After excluding certain items, Adjusted Net Income* for the nine months ended September 30, 2018 decreased $0.4 million (1%) when compared to the prior year. During the first nine months of 2018, the art market continued to be strong as evidenced by a 20% increase in Consolidated Sales and associated increases in auction commissions ($42.4 million / 10%) and private sale commissions ($15.3 million / 37%). The increase in private sale commissions also reflects our continued focus of key resources toward this sale channel. However, results for the period were adversely impacted by a higher level of operating expenses. The comparison to the prior year is also unfavorably impacted by the $7.7 million of discrete income tax benefits recorded in the third quarter of 2017, as discussed above.
For the nine months ended September 30, 2018, Auction Commission Margin decreased from 17.2% to 15.5%. In the second quarter of 2018, the art market was driven by competitive high-value consignments from fiduciary sources such as estates, foundations and charities. Accordingly, when compared to the prior year period, our Auction Commission Margin was reduced by a higher level of auction commissions shared with consignors in these situations. The comparison to the prior year period is also negatively impacted by the sale of two high value paintings, one of which involved the use of buyer’s premium to mitigate a loss on an auction guarantee and the other involved a lot on which very little auction commission was earned at the final hammer price. These two transactions collectively reduced our Auction Commission Margin by 1% in the current year-to-date period. Excluding these two transactions, our Auction Commission Margin for the nine months ended September 30, 2018 would have been 16.5%.
Outlook—In general, the art market is strong, however, the demand at the high-end of the market for trophy works may be moderating as bidding for such lots in our second quarter auction sales appeared less robust than a year ago. The first week of our autumn sales season in Hong Kong in late September, which included predominantly Modern and Contemporary Art categories, performed very well, resulting in a 117% increase in Net Auction Sales when compared to the prior year. However, our Hong Kong sales during the first week of October resulted in an 18% shortfall versus the prior year, primarily in regional Asian Art categories. To date, 2018 has seen a strong supply of property come to market and top-line results have been encouraging. Looking at the emerging picture for 2019, we are at the beginning of our planning process for next year and will know more after our major sales of Impressionist, Modern, and Contemporary Art in November. Nevertheless, we are planning for market conditions in 2019 to be more subdued than what we experienced at the end of 2017 and into early 2018.
We currently estimate that our effective income tax rate for 2018, excluding discrete items, will be in the range of 28% to 30%. We are still evaluating the effects of certain provisions of the U.S. Tax Cuts and Jobs Act ("the Act"), which could have an impact on our effective income tax rate in the future. As of September 30, 2018 based on our latest financial forecasts and current interpretation of the Act, we estimate our effective income tax rate for 2018 excluding discrete items to be approximately 28%. This estimate is subject to further change due to various factors, including changes in our interpretation and/or assessment of Act provisions, additional interpretive guidance regarding the Act that may be issued in the future by the IRS and state taxing authorities, as well as changes to our financial forecasts and to projected jurisdictional mix of earnings in 2018.
(See statement on Forward Looking Statements.)

____________________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Consolidated Financial Data Tables—The following tables present a summary of our consolidated results of operations and related statistical metrics for the three and nine months ended September 30, 2018 and 2017, as well as a comparison between the current and prior year periods (in thousands of dollars, except per share data):

			Variance
Three Months Ended September 30,	2018	2017	$ / %	%
Revenues:
Agency commissions and fees	$96,721	$81,264	$15,457	19%
Inventory sales	6,498	81,501	(75,003)	(92%)
Finance	11,423	11,697	(274)	(2%)
Other	4,519	5,546	(1,027)	(19%)
Total revenues	119,161	180,008	(60,847)	(34%)
Expenses:
Agency direct costs	19,622	18,935	687	4%
Cost of inventory sales	6,322	78,734	(72,412)	(92%)
Cost of finance revenues (a)	—	6,054	(6,054)	(100%)
Marketing	4,824	5,933	(1,109)	(19%)
Salaries and related (b)	67,274	63,218	4,056	6%
General and administrative	42,291	42,483	(192)	—%
Depreciation and amortization	5,714	5,707	7	—%
Restructuring charges	3,781	—	3,781	N/A
Total expenses	149,828	221,064	(71,236)	(32%)
Operating loss	(30,667)	(41,056)	10,389	25%
Net interest expense (c)	(9,582)	(7,789)	(1,793)	(23%)
Non-operating income	3,172	3,130	42	1%
Loss before taxes	(37,077)	(45,715)	8,638	19%
Income tax benefit	(7,759)	(21,328)	13,569	64%
Equity in earnings of investees	1,476	901	575	64%
Net loss	(27,842)	(23,486)	(4,356)	(19%)
Less: Net loss attributable to noncontrolling interest	(4)	(7)	3	43%
Net loss attributable to Sotheby's	$(27,838)	$(23,479)	$(4,359)	(19%)
Diluted loss per share - Sotheby’s common shareholders	$(0.55)	$(0.45)	$(0.10)	(22%)
Statistical Metrics:
Aggregate Auction Sales (d)	$449,044	$347,338	$101,706	29%
Net Auction Sales (e)	$373,152	$286,722	$86,430	30%
Private Sales (f)	$132,752	$120,304	$12,448	10%
Consolidated Sales (g)	$588,294	$549,143	$39,151	7%
Effective income tax rate	(20.9%)	(46.7%)	25.8%	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (h)	$120,103	$117,341	$2,762	2%
Adjusted Operating Loss (h)	$(26,886)	$(41,056)	$14,170	35%
Adjusted Net Loss (h)	$(20,822)	$(23,479)	$2,657	11%
Adjusted Diluted Loss Per Share (h)	$(0.41)	$(0.45)	$0.04	9%

			Variance
Nine Months Ended September 30,	2018	2017	$ / %	%
Revenues:
Agency commissions and fees	$553,126	$494,297	$58,829	12%
Inventory sales	62,840	172,815	(109,975)	(64%)
Finance	30,945	37,823	(6,878)	(18%)
Other	13,682	14,241	(559)	(4%)
Total revenues	660,593	719,176	(58,583)	(8%)
Expenses:
Agency direct costs	114,344	95,066	19,278	20%
Cost of inventory sales	64,731	172,396	(107,665)	(62%)
Cost of finance revenues (a)	4,056	16,169	(12,113)	(75%)
Marketing	16,822	17,795	(973)	(5%)
Salaries and related (b)	242,711	217,308	25,403	12%
General and administrative	131,775	124,796	6,979	6%
Depreciation and amortization	20,157	16,767	3,390	20%
Voluntary separation incentive programs, net	—	(162)	162	100%
Restructuring charges	5,927	—	5,927	N/A
Total expenses	600,523	660,135	(59,612)	(9%)
Operating income	60,070	59,041	1,029	2%
Net interest expense (c)	(26,942)	(22,270)	(4,672)	(21%)
Write-off of credit facility fees	(3,982)	—	(3,982)	N/A
Extinguishment of debt	(10,855)	—	(10,855)	N/A
Non-operating income	7,045	6,118	927	15%
Income before taxes	25,336	42,889	(17,553)	(41%)
Income tax expense	5,943	2,848	3,095	*
Equity in earnings of investees	3,516	2,034	1,482	73%
Net income	22,909	42,075	(19,166)	(46%)
Less: Net loss attributable to noncontrolling interest	(13)	(12)	(1)	(8%)
Net income attributable to Sotheby's	$22,922	$42,087	$(19,165)	(46%)
Diluted earnings per share - Sotheby’s common shareholders	$0.43	$0.78	$(0.35)	(45%)
Statistical Metrics:
Aggregate Auction Sales (d)	$3,303,255	$2,754,567	$548,688	20%
Net Auction Sales (e)	$2,771,953	$2,304,956	$466,997	20%
Private Sales (f)	$675,400	$454,114	$221,286	49%
Consolidated Sales (g)	$4,041,495	$3,381,496	$659,999	20%
Effective income tax rate	23.5%	6.6%	16.9%	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (h)	$405,717	$376,666	$29,051	8%
Adjusted Operating Income (h)	$71,745	$58,879	$12,866	22%
Adjusted Net Income (h)	$42,191	$42,630	$(439)	(1%)
Adjusted Diluted Earnings Per Share (h)	$0.80	$0.79	$0.01	1%

Legend:
(a)
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Condensed Consolidated Statements of Operations. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings.
On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement combined these credit facilities into one asset-based revolving credit facility. Subsequent to this refinancing and the resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings. Accordingly, all borrowing costs associated with our new revolving credit facility are recorded as interest expense in our Condensed Consolidated Statements of Operations.

(b)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(c)	Represents interest expense principally attributable to long-term debt and, beginning in the third quarter of 2018, revolving credit facility borrowings, less non-operating interest income.
(d)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(e)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(f)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(g)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(h)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Separate discussions of Agency segment and SFS results for the three and nine months ended September 30, 2018 and 2017, as well as a comparison of our indirect expenses between these periods, are presented in the captioned sections below.
Agency Segment
Agency Segment Overview—For the three months ended September 30, 2018, Agency segment loss before taxes improved by $7.5 million (14%) when compared to the same period in the prior year. After excluding certain items, Adjusted Agency Segment Loss Before Taxes* improved by $11.3 million (21%) when compared to the prior year. This improvement is largely due to a 30% increase in Net Auction Sales, which resulted in a 19% increase in agency commissions and fees during the period. These factors are largely offset by higher salaries and related costs.
For the nine months ended September 30, 2018, Agency segment income before taxes decreased $0.7 million (4%) when compared to the same period in the prior year. After excluding certain items, Adjusted Agency Segment Income Before Taxes* increased $9.5 million (57%) when compared to the prior year. During the first nine months of 2018, the art market continued to be strong as evidenced by a 20% increase in Consolidated Sales and associated increases in auction commissions ($42.4 million / 10%) and private sale commissions ($15.3 million / 37%). The increase in private sale commissions also reflects our continued focus of key resources toward this sale channel. However, results for the period were adversely impacted by a higher level of operating expenses.
Agency Segment Financial Data Tables—The following tables present a summary of Agency segment income before taxes and related statistical metrics, in thousands of dollars, for the three and nine months ended September 30, 2018 and 2017. A detailed discussion of the significant factors impacting the comparison of Agency segment results between the current and prior year periods is presented below the table.

			Variance
Three Months Ended September 30,	2018	2017	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions (a)	$72,734	$62,731	$10,003	16%
Auction related fees, net (a)	7,685	3,543	4,142	*
Total Auction commissions and fees	80,419	66,274	14,145	21%
Private sale commissions (a)	12,759	12,902	(143)	(1%)
Other Agency commissions and fees (a)	3,556	2,088	1,468	70%
Total Agency commissions and fees	96,734	81,264	15,470	19%
Inventory sales (a)	1,580	79,510	(77,930)	(98%)
Total Agency segment revenues	98,314	160,774	(62,460)	(39%)
Expenses:
Agency direct costs:
Auction direct costs	18,274	17,826	448	3%
Private sale expenses	1,389	1,109	280	25%
Intersegment costs (b)	1,399	2,084	(685)	(33%)
Total Agency direct costs	21,062	21,019	43	—%
Cost of inventory sales (c)	2,776	77,353	(74,577)	(96%)
Marketing	4,719	5,811	(1,092)	(19%)
Salaries and related (d)	64,558	60,968	3,590	6%
General and administrative	40,226	40,896	(670)	(2%)
Depreciation and amortization	5,474	5,469	5	—%
Restructuring charges	3,781	—	3,781	N/A
Total Agency segment expenses	142,596	211,516	(68,920)	(33%)
Agency segment operating loss	(44,282)	(50,742)	6,460	13%
Net interest expense (e)	(7,298)	(6,702)	(596)	(9%)
Non-operating income	3,336	2,958	378	13%
Equity in earnings of investees	1,441	151	1,290	*
Agency segment loss before taxes	$(46,803)	$(54,335)	$7,532	14%
Statistical Metrics:
Aggregate Auction Sales (f)	$449,044	$347,338	$101,706	29%
Net Auction Sales (g)	$373,152	$286,722	$86,430	30%
Items sold at auction with a hammer (sale) price greater than $1 million	56	35	21	60%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$203,804	$118,071	$85,733	73%
Items sold at auction with a hammer (sale) price greater than $3 million	15	9	6	67%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$131,877	$70,931	$60,946	86%
Auction Commission Margin (h)	19.1%	20.7%	(1.6%)	N/A
Private Sales (i)	$132,752	$112,554	$20,198	18%
Consolidated Sales (j)	$583,376	$539,402	$43,974	8%
Non-GAAP Financial Measure:
Adjusted Agency Segment Loss Before Taxes (k)	$(43,022)	$(54,335)	$11,313	21%

			Variance
Nine Months Ended September 30,	2018	2017	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions (a)	$462,663	$420,296	$42,367	10%
Auction related fees, net (a)	25,509	25,041	468	2%
Total Auction commissions and fees	488,172	445,337	42,835	10%
Private sale commissions (a)	56,260	40,949	15,311	37%
Other Agency commissions and fees (a)	7,907	8,011	(104)	(1%)
Total Agency commissions and fees	552,339	494,297	58,042	12%
Inventory sales (a)	53,153	166,142	(112,989)	(68%)
Total Agency segment revenues	605,492	660,439	(54,947)	(8%)
Expenses:
Agency direct costs:
Auction direct costs	108,839	91,351	17,488	19%
Private sale expenses	5,277	3,715	1,562	42%
Intersegment costs (b)	6,119	6,691	(572)	(9%)
Total Agency direct costs	120,235	101,757	18,478	18%
Cost of inventory sales (c)	57,724	167,663	(109,939)	(66%)
Marketing	16,496	17,478	(982)	(6%)
Salaries and related (d)	232,960	209,207	23,753	11%
General and administrative	125,814	119,806	6,008	5%
Depreciation and amortization	19,451	15,949	3,502	22%
Restructuring charges	5,302	—	5,302	N/A
Voluntary separation incentive programs, net	—	(148)	148	100%
Total Agency segment expenses	577,982	631,712	(53,730)	(9%)
Agency segment operating income	27,510	28,727	(1,217)	(4%)
Net interest expense (e)	(21,711)	(19,096)	(2,615)	(14%)
Non-operating income	6,781	5,709	1,072	19%
Equity in earnings of investees	2,595	493	2,102	*
Agency segment income before taxes	$15,175	$15,833	$(658)	(4%)
Statistical Metrics:
Aggregate Auction Sales (f)	$3,303,255	$2,754,567	$548,688	20%
Net Auction Sales (g)	$2,771,953	$2,304,956	$466,997	20%
Items sold at auction with a hammer (sale) price greater than $1 million	400	337	63	19%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,759,699	$1,478,530	$281,169	19%
Items sold at auction with a hammer (sale) price greater than $3 million	132	115	17	15%
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$1,305,609	$1,106,574	$199,035	18%
Auction Commission Margin (h)	15.5%	17.2%	(1.7%)	N/A
Private Sales (i)	$669,900	$446,364	$223,536	50%
Consolidated Sales (j)	$4,026,308	$3,367,073	$659,235	20%
Non-GAAP Financial Measure:
Adjusted Agency Segment Income Before Taxes (k)	$26,225	$16,725	$9,500	57%

Legend:
*	Represents a change in excess of 100%.
(a)	See Note 4 of Notes to Condensed Consolidated Financial Statements for a description of each component of Agency segment revenues.
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

(e)
Represents interest expense attributable to long-term debt, less non-operating interest income. On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement combined these credit facilities into one asset-based revolving credit facility. As a result of this refinancing, beginning in the third quarter of 2018, revolving credit facility costs are no longer allocated to our segments for the purpose of measuring segment profitability. Segment results for periods prior to the third quarter of 2018 have been recast to reflect this change in the measurement of segment profitability.

(f)	Represents the total hammer (sale) price of property sold at auction plus buyer's premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(g)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(h)
Represents total auction commissions, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors (both of which are recorded within Auction direct costs), as a percentage of Net Auction Sales.

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
Auction Results—For the three and nine months ended September 30, 2018, our net auction results (i.e., commissions and fees, net of related direct costs) improved $13.7 million (28%) and $25.3 million (7%), respectively, primarily due to a higher level of Net Auction Sales, which increased by 30% and 20% during the three and nine-month periods, respectively. The comparison of third quarter results to the prior year is also favorably impacted by an auction guarantee loss incurred in the third quarter of 2017 that did not repeat in the current year. (See the captioned sections below for a detailed discussion of Net Auction Sales and Auction Commission Margin.)
Net Auction Sales—For the three and nine months ended September 30, 2018, Net Auction Sales increased $86.4 million (30%) and $467 million (20%), respectively, when compared to the prior year periods. The increase in third quarter Net Auction Sales is predominantly due to a $98 million (117%) increase in results associated with the first week of our autumn sales season in Hong Kong in late September. The increase in September year-to-date Net Auction Sales is primarily attributable to higher sales of Asian Art, Contemporary Art, and Impressionist and Modern Art. A significant portion of the overall increases in Net Auction Sales during the three and nine-month periods is attributable to sales of high-value property, as evidenced by the 86% and 18% increases in Net Auction Sales of items with a hammer price greater than $3 million during these periods.

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
For the three months ended September 30, 2018, Auction Commission Margin decreased from 20.7% to 19.1% largely due to changes in sales mix, as a significantly greater proportion of current period sales was composed of high value property.
For the nine months ended September 30, 2018, Auction Commission Margin decreased 17.2% to 15.5%. In the second quarter of 2018, the art market was driven by competitive high-value consignments from fiduciary sources such as estates, foundations and charities. Accordingly, when compared to the prior year periods, our Auction Commission Margin was reduced by a higher level of auction commissions shared with consignors in these situations. The comparison to the prior year period is also negatively impacted by the sale of two high value paintings, one of which involved the use of buyer’s premium to mitigate a loss on an auction guarantee and the other involved a lot on which very little auction commission was earned at the final hammer price. These two transactions collectively reduced our Auction Commission Margin by 1% in the current year-to-date period. Excluding these two transactions, our Auction Commission Margin for the nine months ended September 30, 2018 would have been 16.5%.
Private Sale Results—For the nine months ended September 30, 2018, our net private sale results (i.e., commissions, net of related direct costs) increased $15.3 million (37%), due to an increase in high-value transaction volume during the current year period, which reflects our continued focus of key resources towards this sales channel. For the three months ended September 30, 2018, our net private sale results decreased $0.4 million (4%) despite a higher level of transaction volume due in part to a significant high margin sale completed in the third quarter of 2017, for which there was no comparable sale in the current period.
Inventory Activities—For the three and nine months ended September 30, 2018, the net result of our inventory activities (i.e., inventory sales, net of related cost of sales) decreased $3.4 million and $3.1 million, respectively, primarily due to the profitable sale of one significant item in the prior year, for which there was no comparable sale in the current year periods. Also significantly impacting the comparison to the prior year periods is the recognition of the sale of a Fancy Vivid Pink Diamond for $71.2 million in the third quarter of 2017, which resulted in a gain of approximately $0.4 million (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Sotheby's Financial Services
The following table presents a summary of SFS income before taxes and related loan portfolio metrics, in thousands of dollars, as of and for the three and nine months ended September 30, 2018 and 2017:

			Variance
Three Months Ended September 30,	2018	2017	$ /%	%
Revenues:
Client paid revenues (a)	$11,423	$11,697	$(274)	(2%)
Intersegment revenues (b)	1,399	2,084	(685)	(33%)
Total finance revenues	12,822	13,781	(959)	(7%)
Expenses:
Corporate finance charge (c)	3,878	4,807	(929)	(19%)
Marketing	25	37	(12)	(32%)
Salaries and related (d)	867	920	(53)	(6%)
General and administrative	420	647	(227)	(35%)
Depreciation and amortization	29	63	(34)	(54%)
Total SFS expenses	5,219	6,474	(1,255)	(19%)
SFS operating income	7,603	7,307	296	4%
Net interest expense (e)	(171)	(238)	67	28%
Non-operating (loss) income	(280)	143	(423)	N/A
SFS income before taxes	$7,152	$7,212	$(60)	(1%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$592,962	$602,176	$(9,214)	(2%)
Average Loan Portfolio (g)	$508,179	$638,476	$(130,297)	(20%)
Finance Revenue Percentage (h)	10.1%	8.6%	1.5%	N/A
Client Paid Interest Revenue Percentage (i)	8.0%	6.6%	1.4%	N/A

			Variance
Nine Months Ended September 30,	2018	2017	$ /%	%
Revenues:
Client paid revenues (a)	$30,945	$37,823	$(6,878)	(18%)
Intersegment revenues (b)	6,116	6,691	(575)	(9%)
Total finance revenues	37,061	44,514	(7,453)	(17%)
Expenses:
Corporate finance charge (c)	11,866	13,965	(2,099)	(15%)
Marketing	68	104	(36)	(35%)
Salaries and related (d)	2,885	3,477	(592)	(17%)
General and administrative	1,314	2,048	(734)	(36%)
Depreciation and amortization	90	189	(99)	(52%)
Total SFS expenses	16,223	19,783	(3,560)	(18%)
SFS operating income	20,838	24,731	(3,893)	(16%)
Net interest expense (e)	(529)	(714)	185	26%
Non-operating (loss) income	(26)	364	(390)	N/A
SFS income before taxes	$20,283	$24,381	$(4,098)	(17%)
Loan Portfolio Metrics:
Loan Portfolio Balance (f)	$592,962	$602,176	$(9,214)	(2%)
Average Loan Portfolio (g)	$518,902	$653,579	$(134,677)	(21%)
Finance Revenue Percentage (h)	9.5%	9.1%	0.4%	N/A
Client Paid Interest Revenue Percentage (i)	7.2%	7.0%	0.2%	N/A

Legend:
(a)	Includes interest, facility fees, and collateral release fees earned from clients.
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

(c)
Subsequent to the refinancing of our previous credit agreements and the resulting elimination of the SFS Credit Facility on June 26, 2018, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings. However, beginning in the third quarter of 2018, for the purpose of measuring segment profitability, SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. This charge is eliminated in the consolidation of Sotheby's results. Segment results for periods prior to the third quarter of 2018 have been recast to reflect this change in the measurement of segment profitability.

(d)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(e)	Represents non-operating interest expense less non-operating interest income.
(f)	Represents the period end net loan portfolio balance.
(g)	Represents the average loan portfolio outstanding during the period.
(h)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(i)	Represents the annualized percentage of total client paid interest revenue in relation to the Average Loan Portfolio.
For the nine months ended September 30, 2018, SFS income before taxes decreased ($4.1) million (17%) principally due to a 21% decrease in the Average Loan Portfolio resulting from the repayment of certain client loans in response to higher LIBOR rates during the period.

Salaries and Related Costs
For the three and nine months ended September 30, 2018 and 2017, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Three Months Ended September 30,	2018	2017	$	%
Full-time salaries	$40,663	$38,116	$2,547	7%
Incentive compensation expense	2,071	2,521	(450)	(18%)
Employee benefits and payroll taxes	11,626	12,960	(1,334)	(10%)
Share-based payment expense	6,736	5,408	1,328	25%
Other compensation expense (a)	6,178	4,213	1,965	47%
Total salaries and related costs	$67,274	$63,218	$4,056	6%

			Variance
Nine Months Ended September 30,	2018	2017	$	%
Full-time salaries	$125,084	$114,674	$10,410	9%
Incentive compensation expense	30,931	28,228	2,703	10%
Employee benefits and payroll taxes	42,529	42,758	(229)	(1%)
Share-based payment expense	21,425	17,423	4,002	23%
Contractual severance agreements	2,625	—	2,625	N/A
Other compensation expense (a)	20,117	14,225	5,892	41%
Total salaries and related costs	$242,711	$217,308	$25,403	12%
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire and other employment arrangements.
For the three and nine months ended September 30, 2018, salaries and related costs increased $4.1 million (6%) and $25.4 million (12%), respectively, when compared to the same periods in the prior year. The year-to-date comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased salaries and related costs by $5.1 million. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $20.3 million (9%) during the current year-to-date period. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three and nine months ended September 30, 2018, full-time salaries increased $2.5 million (7%) and $10.4 million (9%), respectively, when compared to the same periods in the prior year principally due to headcount and base salary increases. The year-to-date comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased full-time salaries by $2.4 million. Excluding the impact of changes in foreign currency exchange rates, full-time salaries increased $8 million (7%) during the current year-to-date period.
Incentive Compensation—Incentive compensation consists of the accrual for annual cash incentive bonuses, as well as amounts awarded to employees for brokering certain eligible private sale and other transactions. Payments made under the annual cash incentive bonus plan are aligned with performance against Sotheby's annual financial plan. The $2.7 million (10%) increase in incentive compensation expense for the nine months ended September 30, 2018 is due to the significant increase in private sales completed during the year-to-date period, which resulted in a higher level of associated incentive compensation expense.

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
For the three and nine months ended September 30, 2018, share-based payment expense increased $1.3 million (25%) and $4 million (23%), respectively, when compared to the prior year periods, principally reflecting an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year.
Contractual Severance Agreements—For the nine months ended September 30, 2018, we recorded net charges of $2.6 million resulting from contractual severance agreements entered into with certain former employees, which will allow us to redirect compensation towards the headcount supporting our various growth initiatives.
Other Compensation Expense—For the three and nine months ended September 30, 2018, other compensation expense increased $2 million (47%) and $5.9 million (41%), respectively, when compared to the same periods in the prior year, primarily due to higher costs from retention-based, new-hire arrangements and temporary labor costs, especially with respect to various digital initiatives.
General and Administrative Expenses
General and administrative expenses include professional fees, facilities-related expenses, and travel and entertainment costs, as well as other indirect expenses. For the nine months ended September 30, 2018, general and administrative expenses increased $7 million (6%) when compared to the prior year. The comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased general and administrative expenses by $2.3 million. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $4.7 million (4%) during the current year-to-date period. This increase is due to higher spending on digital initiatives and travel and entertainment, as well as the cost of off-site storage during the York Property enhancement project and higher costs associated with legal claims and client goodwill gestures. These factors are partially offset by professional fee recoveries realized in the second quarter of 2018 following the resolution of certain legal matters.
Depreciation and Amortization Expense
For the nine months ended September 30, 2018, depreciation and amortization expense increased $3.4 million (20%), predominantly due to accelerated depreciation charges associated with certain building improvements and other fixed assets that were removed from service as of July 1, 2018 in connection with enhancements being made to our headquarters building at 1334 York Avenue in New York (the "York Property").
Restructuring Charges
Beginning in the second quarter of 2018, management is implementing a restructuring plan with the principal goal of reducing headcount through the elimination of certain positions primarily in the Agency segment. The restructuring plan will also result in the termination of lease agreements in certain non-selling locations. For the three and nine months ended September 30, 2018, we recognized $3.8 million and $5.9 million, respectively, of restructuring charges almost entirely attributable to severance-related costs. The remaining restructuring liability of $4.8 million as of September 30, 2018 is recorded on our Condensed Consolidated Balance Sheets within accounts payable and accrued liabilities. This liability is expected to be settled through cash payments to be made principally in fourth quarter of 2018.

Net Interest Expense
For the three and nine months ended September 30, 2018, net interest expense increased $1.8 million (23%) and $4.7 million (21%), respectively, when compared to the same periods in the prior year. These increases are largely due to incremental interest expense associated with the refinancing of $300 million of 5.25% Senior Notes, due 2022, (the "2022 Notes") with proceeds from the issuance of $400 million of 4.875% Senior Notes, due 2025 (the "2025 Notes").
Our previous SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Condensed Consolidated Statements of Operations. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements, which resulted in the elimination of the SFS Credit Facility, and concluded our strategy of directly funding the loan portfolio with revolving credit facility borrowings. Accordingly, all borrowing costs associated with our new revolving credit facility are recorded as interest expense in our Condensed Consolidated Statements of Operations. As a result, the comparison of interest expense between the current and prior year periods is unfavorably impacted by this change in classification. However, on an all-in basis (i.e., combining the amounts recorded in cost of finance revenues and interest expense), the costs associated with our revolving credit facilities and borrowings thereunder have decreased by $4.9 million (72%) and $10.9 million (60%), respectively, for the three and nine months ended September 30, 2018 when compared to same periods in the prior year.
(See "Sotheby's Financial Services" above and Note 8 of Notes to Condensed Consolidated Financial Statements.)
Write-off of Credit Facility Fees
Prior to June 26, 2018, we were party to credit agreements with an international syndicate of lenders that provided for dedicated asset-based revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (collectively, the "Previous Credit Agreements"). On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a new credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. As a result of this refinancing, $4 million of unamortized fees related to the Previous Credit Agreements were written off in the second quarter of 2018. See Note 8 of Notes to Condensed Consolidated Financial Statements.
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

Income Tax (Benefit) Expense
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
As of September 30, 2018, we estimate that our annual ETR, excluding discrete items, will be approximately 28%. Our estimated annual ETR as of September 30, 2017 was also 28%. Although the overall estimate of our annual ETR did not change, the comparison of our annual ETR to the prior year is significantly influenced by the U.S. Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017 and includes many provisions that became effective on January 1, 2018. Certain provisions of the Act have the effect of reducing our annual estimated ETR, such as: (i) a reduction of the U.S. corporate income tax rate from 35% to 21% and (ii) the transition from a worldwide tax system to a modified territorial tax system, under which dividends from foreign subsidiaries are not subject to additional U.S. tax. Conversely, certain provisions of the Act have the effect of increasing our annual estimated ETR, such as: (i) the creation of global intangible low taxed income (“GILTI”), which requires income earned by foreign subsidiaries in excess of a nominal return on their depreciable assets to be included currently in the income of the U.S. shareholder, (ii) the imposition of the Base Erosion Anti-Abuse Tax (“BEAT”), a minimum tax on certain non-US related-party payments and (iii) more restrictive limitations on the deductibility of executive compensation. The estimated annual ETR of approximately 28% is higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes and the provisions of the Act related to GILTI, BEAT, and the deductibility of executive compensation. (See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information related to the Act.)
The table below summarizes our income tax (benefit) expense and effective income tax (benefit) expense rate for the three and nine months ended September 30, 2018 and 2017, including the impact of discrete items (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss) income before taxes	$(37,077)	$(45,715)	$25,336	$42,889
Income tax (benefit) expense	$(7,759)	$(21,328)	$5,943	$2,848
Effective income tax (benefit) expense rate	(20.9%)	(46.7%)	23.5%	6.6%
Our income tax benefit for the three months ended September 30, 2018 was reduced by approximately $7 million of discrete tax expense recorded in the current period related to the effective settlement of an income tax audit. This discrete tax expense was partially offset by approximately $2.9 million of discrete tax benefits recorded in the current period to adjust provisional amounts recorded in the prior year related to the Act. In contrast, the third quarter of 2017 included $7.7 million of discrete tax benefits, primarily resulting from the reversal of a tax reserve for a previously uncertain tax position for which the statute of limitations had expired. (See Note 16 of Notes to Condensed Consolidated Financial Statements.)
In addition to the factors discussed above, the increase in the effective income tax rate for the nine months ended September 30, 2018 is also influenced by: (i) income tax benefits of approximately $4.9 million recorded discretely in the second quarter of 2018 to adjust the estimated income tax expense recorded in the fourth quarter of 2017 upon the enactment of the Act; (ii) a lower discrete income tax benefit recorded in the current year when compared to the prior year related to the vesting of share-based payments; and (iii) a discrete income tax benefit recognized in the current year related to the loss incurred on the extinguishment of debt, which was recorded at a statutory income tax rates that were lower than our estimated annual ETR.
Equity in Earnings of Investees
For the three and nine months ended September 30, 2018, earnings from equity method investments increased $0.6 million (64%) and $1.5 million (73%), respectively, due to higher earnings from RM Sotheby's, partially offset by lower results from Acquavella Modern Art.

Impact of Changes in Foreign Currency Exchange Rates
For the three months ended September 30, 2018, changes in foreign currency exchange rates had a net favorable impact of $0.7 million on our operating loss, which was solely attributable to the impact of changing rates on our expenses during a seasonal loss quarter. For the nine months ended September 30, 2018, changes in foreign currency exchange rates had a net favorable impact of $1.9 million on our operating income, with revenues favorably impacted by $13.6 million, and expenses unfavorably impacted by $11.7 million. The net favorable impact for the nine month period is the result of the weakening of the U.S. Dollar against the Pound Sterling and the Euro.
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, total cash, cash equivalents, and restricted cash decreased $748.7 million to $175.2 million, as compared to a decrease of $221.5 million to $334.7 million for the nine months ended September 30, 2017. The significant factors impacting the comparisons between these periods are discussed below.
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
For the nine months ended September 30, 2018, net cash used by operating activities of $257.6 million is principally due to net cash outflows of $270.2 million associated with the settlement of auction and private sale transactions during the period, as we held significant balances of consignor net sale proceeds at the end of 2017 that were paid in early 2018. Also contributing to the net cash outflow from operating activities is the funding of 2017 incentive compensation ($51.4 million). These cash outflows are partially offset by our net income for the period ($22.9 million) and net cash inflows from inventory activities ($11.3 million).
For the nine months ended September 30, 2017, net cash used by operating activities of $75.7 million was principally due to net cash outflows of $137.4 million associated with the settlement of auction and private sale transactions during the period as a result of the funding of certain consignor settlements prior to collecting from buyers in the subsequent quarter. Also contributing to the net cash outflows from operating activities was the funding of 2016 incentive compensation ($33.8 million), payments made in respect of the AAP earn-out arrangement ($8.75 million), and income tax payments ($43 million). These cash outflows were partially offset by net cash inflows from the sale of inventory primarily attributable to the sale of a Fancy Vivid Pink Diamond and our net income for the period ($42.1 million).
(See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding the sale of the Fancy Vivid Pink Diamond.)

Net Cash Provided by Investing Activities—For the nine months ended September 30, 2018, net cash provided by investing activities of $26.3 million is largely due to net collections of client loans ($67.1 million), as certain loans were repaid during the period in response to higher LIBOR rates. This investing net cash inflow is partially offset by the funding of capital expenditures of $36 million, which includes approximately $15 million for the enhancements being made to the York Property. Net cash outflows from investing activities also include acquisitions ($5.8 million), as well as a realized net loss of $1.9 million from the settlement of derivative financial instruments designated as net investment hedges.
For the nine months ended September 30, 2017, net cash provided by investing activities of $72 million was largely due to net collections of client loans ($54.7 million) and a realized net gain of $29.1 million from the settlement of derivative financial instruments designated as net investment hedges. These cash inflows were partially offset by capital expenditures of $14.5 million primarily for various office renovations.
(See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to derivative financial instruments.)
Net Cash Used by Financing Activities—For the nine months ended September 30, 2018, net cash used by financing activities of $511.5 million is primarily due to the settlement of our $300 million 2022 Senior Notes, including the payment of a call premium of $7.9 million, as well as common stock repurchases ($186.3 million) and the purchase of a forward contract indexed to our common stock ($9.5 million). Other cash outflows from financing activities include principal payments made on the York Property Mortgage ($12.2 million) and the funding of employee tax obligations related to share-based payments ($9.9 million). These net cash outflows were partially offset by net borrowings under our revolving credit facilities ($18.5 million).
For the nine months ended September 30, 2017, net cash used by financing activities of $228.2 million was due to net repayments of borrowings under our previous SFS Credit Facility ($131 million), common stock repurchases ($40.2 million), principal payments made on the York Property Mortgage ($37.7 million), and the funding of employee tax obligations related to share-based payments ($16.8 million).
(See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding the York Property Mortgage and our revolving credit facilities. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on our common stock repurchase program.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of September 30, 2018 (in thousands of dollars):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$262,886	$14,524	$30,129	$218,233	$—
Interest payments	45,720	12,719	24,616	8,385	—
Sub-total	308,606	27,243	54,745	226,618	—
2025 Senior Notes
Principal payments	400,000	—	—	—	400,000
Interest payments	146,250	19,500	39,000	39,000	48,750
Sub-total	546,250	19,500	39,000	39,000	448,750
Revolving credit facility borrowings	215,000	—	—	215,000	—
Total debt and interest payments	1,069,856	46,743	93,745	480,618	448,750
Other commitments:
Operating lease obligations (b)	99,754	19,233	30,377	20,565	29,579
Compensation arrangements (c)	12,984	6,958	5,096	930	—
Acquisition earn-out consideration (d)	17,500	8,750	8,750	—	—
Auction guarantees (e)	356,200	356,200	—	—	—
Unfunded loan commitments (f)	45,944	45,944	—	—	—
Liability related to U.S. Tax Cuts and Jobs Act (g)	14,461	—	—	3,668	10,793
Uncertain tax positions (h)	—	—	—	—	—
Total other commitments	546,843	437,085	44,223	25,163	40,372
Total	$1,616,699	$483,828	$137,968	$505,781	$489,122

(a)
See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, the 2025 Senior Notes, and our revolving credit facility. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. We are party to an interest rate collar, which effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. The table above assumes that the annual interest rate for the York Property Mortgage will be within the interest rate collar's floor and ceiling rates for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity. The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as additional annual principal prepayments of $6.25 million each July continuing through 2021. (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate collar.)

(b)
These amounts represent undiscounted non-cancellable future minimum rental commitments primarily related to office and warehouse operating leases, including any contractual market-based or indexed rent adjustments that are currently in effect. Operating lease obligations do not include common area maintenance, insurance, or tax payments for which we are also obligated under the terms of certain leases.

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

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of September 30, 2018, net of amounts advanced, if any. See Note 18 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.

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

(h)
Excludes the $9.1 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2018. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. See Note 17 of Notes to Condensed Consolidated Financial Statements.

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
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of September 30, 2018, we held cash and cash equivalents of $156.3 million, with $23.8 million held in the U.S. and $132.5 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). After taking into account funds held that are owed to consignors, we estimate available cash balances to be approximately $40 million as of September 30, 2018. In addition to our available cash balances, we also have access to a revolving credit facility to support our various capital requirements. As of September 30, 2018, our revolving credit facility had a total available borrowing capacity of $588.4 million. (See Note 8 of Notes to Condensed Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facility.)
Our capital requirements include the liquidity necessary to support our recurring business needs, capital required for the pursuit of growth opportunities, and capital reserved to mitigate the risk of a cyclical downturn in the global art market. Importantly, the assessment of our capital requirements also takes into consideration the risks associated with our use of auction guarantees and their potential impact on our liquidity. We believe that our cash balances and available revolving credit facility borrowings provide an adequate level of capital to support our anticipated short and long-term commitments (as discussed in more detail below), operating needs, and capital requirements.

Repatriation of Foreign Earnings—On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted into law. One provision of the Act required U.S. taxes to be paid on certain of our foreign earnings that had not been repatriated, which totaled $460 million as of December 31, 2017. Our liability for this one-time mandatory transition tax was approximately $36 million. This amount, net of tax credits and other U.S. deductions, is approximately $24 million, and is being paid in installments over eight years beginning in 2018. The remaining liability as of September 30, 2018 is approximately $14.5 million. In the first nine months of 2018, we repatriated approximately $368 million of these foreign earnings to the U.S. (See statement on Forward Looking Statements. See Note 16 of Notes to the Condensed Consolidated Financial Statements for additional information of the effects of the Act.)
Assessment of Liquidity and Capital Requirements—We generally rely on existing cash balances (including amounts collected on behalf of and owed to consignors), operating cash flows, and revolving credit facility borrowings, if needed, to meet our liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings is dependent upon a number of factors including, but not limited to, the amount of available cash on hand, the cyclical nature of the global art market, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, the timing of the settlement of existing client loans, the pursuit of business opportunities and growth initiatives, the timing and amount of common stock repurchases, and the timing of the repatriation of foreign earnings.
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Condensed Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 18 of Notes to Condensed Consolidated Financial Statements); (iii) the potential funding of client loans; (iv) repayments of outstanding revolving credit facility borrowings, if any, (v) the potential repayment of other debt; (vi) the funding of capital expenditures, including approximately $25 million to $35 million related to the ongoing York Property enhancement program, ; (vii) the funding of other possible business initiatives and/or investments; (viii) the funding of potential common stock repurchases (see Note 13 of Notes to Condensed Consolidated Financial Statements); and (ix) the funding of the other short-term and long-term commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
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

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Non-GAAP financial measures are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Expenses	(iv)	Adjusted Net (Loss) Income
(ii)	Adjusted Operating (Loss) Income	(v)	Adjusted Diluted (Loss) Earnings Per Share
(iii)	Adjusted Agency Segment (Loss) Income Before Taxes
To the extent applicable, these non-GAAP financial measures exclude the effect of the following items, as detailed in the accompanying reconciliation tables below:

(i)	Restructuring charges;

(ii)	Charges related to contractual severance agreements entered into with certain former employees;

(iii)	Accelerated depreciation charges related to certain fixed assets that have been removed from service in connection with enhancements being made to the York Property;

(iv)	Net credits associated with a series of regional voluntary separation incentive programs that were implemented in 2015;
(v)	The loss incurred in connection with the extinguishment of our 2022 Senior Notes in the first quarter of 2018;

(vi)	The write-off of unamortized credit facility fees related to our previous credit agreement, which was refinanced in the second quarter of 2018;

(vii)	The charge resulting from the concurrent amendments to the York Property Mortgage and the related interest rate collar in the second quarter of 2017;

(viii)	The net charge associated with the effective settlement of an income tax audit; and
(ix)	Adjustments made to the net income tax expense recorded in the fourth quarter of 2017 upon the enactment of the U.S. Tax Cuts and Jobs Act.
Adjusted Expenses, as reconciled below, also excludes agency direct costs, the cost of inventory sales, and the cost of finance revenues, all of which are variable in nature and can vary significantly from period-to-period. In the second quarter of 2018, we updated our definition of Adjusted Expenses to exclude agency direct costs as a result of the adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. As a result of the adoption of ASC 606, the following items previously reported on a net basis within revenues are now reported on a gross basis within agency direct costs: (i) fees owed to the counterparties in auction guarantee risk sharing arrangements and (ii) fees owed to third parties who introduce us to auction or private sale consignors. This change in presentation has added to the variability of our agency direct costs. Adjusted Expenses for the three and nine months ended September 30, 2017 has been recast to reflect the retrospective adoption of ASC 606. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)
We caution users of our financial statements that amounts presented in accordance these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.

The following is a reconciliation of total expenses to Adjusted Expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total expenses	$149,828	$221,064	$600,523	$660,135
Subtract: Agency direct costs	19,622	18,935	114,344	95,066
Subtract: Cost of inventory sales	6,322	78,734	64,731	172,396
Subtract: Cost of finance revenues	—	6,054	4,056	16,169
Subtract: Restructuring charges	3,781	—	5,927	—
Subtract: Contractual severance agreement charges	—	—	2,625	—
Subtract: Accelerated depreciation charges	—	—	3,123	—
Subtract: Voluntary separation incentive program credits, net	—	—	—	(162)
Adjusted Expenses	$120,103	$117,341	$405,717	$376,666
The following is a reconciliation of operating (loss) income to Adjusted Operating (Loss) Income for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating (loss) income	$(30,667)	$(41,056)	$60,070	$59,041
Add: Restructuring charges	3,781	—	5,927	—
Add: Contractual severance agreement charges	—	—	2,625	—
Add: Accelerated depreciation charges	—	—	3,123	—
Add: Voluntary separation incentive program credits, net	—	—	—	(162)
Adjusted Operating (Loss) Income	$(26,886)	$(41,056)	$71,745	$58,879
The following is a reconciliation of Agency segment (loss) income before taxes to Adjusted Agency Segment (Loss) Income Before Taxes for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Agency segment (loss) income before taxes	$(46,803)	$(54,335)	$15,175	$15,833
Add: Restructuring charges	3,781	—	5,302	—
Add: Contractual severance agreement charges	—	—	2,625	—
Add: Accelerated depreciation charges	—	—	3,123	—
Add: Voluntary separation incentive program credits, net	—	—	—	(148)
Add: Charge related to interest rate collar amendment	—	—	—	1,040
Adjusted Agency Segment (Loss) Income Before Taxes	$(43,022)	$(54,335)	$26,225	$16,725

The following is a reconciliation of net (loss) income attributable to Sotheby's to Adjusted Net (Loss) Income for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income attributable to Sotheby's	$(27,838)	$(23,479)	$22,922	$42,087
Add: Restructuring charges, net of tax of ($930), $0, ($1,462), and $0	2,851	—	4,465	—
Add: Contractual severance agreement charges, net of tax of $0, $0, ($627), and $0	—	—	1,998	—
Add: Accelerated depreciation charges, net of tax of $0, $0, ($775), and $0	—	—	2,348	—
Add: Voluntary separation incentive programs credits (net), net of tax of $0, $0, $0, and $63	—	—	—	(99)
Add: Extinguishment of debt, net of tax of $0, $0, ($2,692), and $0	—	—	8,163	—
Add: Write-off of credit facility fees, net of tax of $0, $0, ($922), and $0	—	—	3,060	—
Add: Charge related to interest rate collar amendment, net of tax of $0, $0, $0, and ($398)	—	—	—	642
Add: Net charge associated with the effective settlement of an income tax audit	7,062	—	7,062	—
Subtract: Adjustments to amounts recorded upon the enactment of the U.S. Tax Cuts and Jobs Act	2,897	—	7,827	—
Adjusted Net (Loss) Income	$(20,822)	$(23,479)	$42,191	$42,630
The income tax effect of each line item in the reconciliation of net (loss) income attributable to Sotheby's to Adjusted Net (Loss) Income is computed using the relevant jurisdictional tax rate for that item.
The following is a reconciliation of diluted (loss) earnings per share to Adjusted Diluted (Loss) Earnings Per Share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Diluted (loss) earnings per share	$(0.55)	$(0.45)	$0.43	$0.78
Add: Restructuring charges, per share	0.06	—	0.09	—
Add: Contractual severance agreement charges, per share	—	—	0.04	—
Add: Accelerated depreciation charges, per share	—	—	0.04	—
Add: Voluntary separation incentive program credits (net), per share	—	—	—	—
Add: Extinguishment of debt, per share	—	—	0.15	—
Add: Write-off of credit facility fees, per share	—	—	0.06	—
Add: Charge related to interest rate collar amendment, per share	—	—	—	0.01
Add: Net charge associated with the effective settlement of an income tax audit, per share	0.14	—	0.14	—
Subtract: Adjustments made to amounts recorded upon the enactment of the U.S. Tax Cuts and Jobs Act, per share	0.06	—	0.15	—
Adjusted Diluted (Loss) Earnings Per Share	$(0.41)	$(0.45)	$0.80	$0.79

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
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of September 30, 2018, our material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) various derivative financial instruments, including an interest rate collar and outstanding forward exchange contracts, as discussed in more detail below; and (vii) unsecured senior notes. See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to notes receivable. See Note 8 of Notes to Condensed Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and unsecured senior notes. See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding our derivative financial instruments.
Interest Rate Risk—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. In connection with the York Property Mortgage, we entered into a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. After taking into account the Mortgage Collar, the annual interest rate of the York Property Mortgage will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. As of September 30, 2018, the notional value of the Mortgage Collar was $262.9 million.
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
Foreign Currency Exchange Rate Risk—We utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. In addition, as discussed in more detail below, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries. All derivative financial instruments are entered into by our global treasury function, which is responsible for monitoring and managing our exposure to foreign currency exchange rate movements. As of September 30, 2018, the notional value of outstanding forward exchange contracts used to hedge such cash flow exposures was $249.3 million.
As of September 30, 2018, our foreign subsidiaries held approximately $129.8 million in foreign currency denominated cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in our cash flow of approximately $13 million related to such foreign currency balances.
We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of September 30, 2018, the aggregate notional value of our outstanding net investment hedge contracts was $4.7 million.
We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2018, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2018.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our common stock repurchase program for the three months ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (a)
July 2018	—	$—		—	$133,233,869
August 2018	650,320	$47.47		650,320	$102,360,693
September 2018	1,946,684	$47.69	(b)	1,946,684	$24,690
Third Quarter 2018	2,597,004	$47.64	(b)	2,597,004
(a) Represents the dollar value of shares that were available to be repurchased under our publicly announced share repurchase program at the end of each respective monthly period.
(b) On September 11, 2018, we paid $95 million upon entry into an accelerated share repurchase agreement (the "ASR Agreement"). Pursuant to the ASR agreement, on September 12, 2018, we received an initial delivery of 1,792,453 shares of our common stock with a value of $85.5 million, or $47.70 per share.
The total number of shares that we will ultimately purchase upon the conclusion of the ASR Agreement will generally be based on the average of the daily volume-weighted average prices of our common stock during the term of the agreement, less an agreed discount. Upon final settlement of the ASR Agreement, we may be entitled to receive additional shares of our common stock or, under certain circumstances, we may be required to deliver shares or make an additional cash payment to the counterparty, at our option. The ASR Agreement is scheduled to expire on December 11, 2018, but may conclude earlier at the counterparty's option, and may be terminated early upon the occurrence of certain events.
The average price per share reported in the table above is calculated using the $85.5 million value of the initial shares delivered under the ASR Agreement.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6: EXHIBITS

10.1	Master Confirmation - Uncollared Accelerated Share Repurchase Program, dated as of September 11, 2018, between HSBC Bank USA and Sotheby's.

10.2	Letter Agreement between HSBC Bank USA, National Association, as Agent, and 1334 York, LLC dated October 18, 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: November 1, 2018