Form 10-K
period 2018-12-31
SOTHEBYS
filed 2019-02-28
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2018, the aggregate market value of the 44,469,032 shares of Common Stock held by non-affiliates of the registrant was $2,416,447,198 based upon the closing price ($54.34) on the New York Stock Exchange composite tape on such date for the Common Stock.
As of February 26, 2019, there were outstanding 46,351,475 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: DESCRIPTION OF BUSINESS
Company Overview
Sotheby’s has been uniting collectors with world-class works of art1 since 1744. Today, Sotheby's offers property from more than 70 collecting categories to clients from 130 countries and presents auctions in ten different salesrooms, including New York, London, Hong Kong and Paris, and Sotheby’s BidNow program allows clients to view all auctions live online and place bids from anywhere in the world. We also offer collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
As successor to a business that began in 1744, Sotheby's is the oldest company listed on the New York Stock Exchange ("NYSE") (symbol: BID) and is the only publicly traded investment opportunity in the art market. Sotheby's is incorporated in Delaware.
Business Organization
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby’s Financial Services (“SFS”). The Agency segment earns commissions and fees by acting as agent for clients wishing to sell their artworks through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that are owned by Sotheby's. SFS earns interest income and associated fees through art-related financing activities by making loans that are secured by works of art. Art Agency, Partners (“AAP”), which was acquired on January 11, 2016 and through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, and short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business and brand licensing activities, and the results from certain equity method investments. (See Note 3 of Notes to Consolidated Financial Statements for information regarding our segment reporting.)
Agency Segment
Through our Agency segment, we accept works of art on consignment and match sellers (also known as consignors) to buyers through the auction or private sale process. In both auction and private sale transactions, we act as exclusive agent for the seller. Prior to offering a work of art for sale, we perform due diligence activities to authenticate and determine the ownership history and condition of the consigned artwork. (See “Converting Consignment Opportunities” below for further information regarding the consignment process.)
As compensation for our auction services, we earn a commission from both the buyer ("buyer's premium") and, to a lesser extent, the seller ("seller's commission") (collectively, "auction commission revenue"), both of which are calculated as a percentage of the hammer price of the property sold at auction. In certain situations, in order to secure a high-value consignment, we may not charge a seller's commission and/or may share a portion of our buyer's premium with the seller. In 2018, 2017, and 2016, auction commission revenues accounted for approximately 74%, 66%, and 75%, respectively, of our consolidated revenues. Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are generally initiated by a client wishing to sell their artwork (i.e., the consignor) with Sotheby's acting as its exclusive agent in the transaction. In 2018, 2017, and 2016, private sale commission revenues accounted for approximately 8%, 6%, and 6%, respectively, of our consolidated revenues.

__________
1 In this report, the term "works of art" is meant to include authenticated fine art, decorative art, jewelry, wine, and collectibles, and may also be referred to as "art," "artwork," or "property."

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
From time-to-time in the ordinary course of business, we will provide a guarantee to the consignor that their consigned artwork will achieve a specified minimum sale price at auction. This type of arrangement is known as an auction guarantee. If the property offered under an auction guarantee sells above the minimum guaranteed price, we are generally entitled to a share of the overage. In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the shortfall between the sale price at auction and the amount of the auction guarantee. If the property offered under the auction guarantee does not sell, we must pay the amount of the auction guarantee to the consignor and then take ownership of the unsold property and may recover the amount paid through its future sale. In certain limited situations, if the guaranteed property fails to sell at auction or if the purchaser defaults, the consignor has the right to cancel the auction guarantee and retain the property.
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
(See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the overall financial performance of the Agency segment for the years ended December 31, 2018, 2017, and 2016. See Note 21 of Notes to Consolidated Financial Statements for additional information about auction guarantees.)
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
SFS makes term loans secured by artworks that are not presently intended for sale, allowing us to establish or enhance mutually beneficial relationships with art collectors. Term loans may also generate future auction or private sale consignments through the sale of the collateral at the conclusion of the loan and/or through future purchases of new property by the borrower. In certain situations, term loans are made to refinance the accounts receivable balances generated by the auction and private sale purchases of our clients. Term loans normally have an initial maturity of one year with an option to renew for an additional year, and typically carry a variable market rate of interest. To a much lesser extent, SFS also makes consignor advances secured by artworks that are contractually committed, in the near term, to be offered for sale through the Agency segment. Consignor advances allow sellers to receive funds upon consignment for an auction or private sale that will occur up to one year in the future and normally have short-term maturities.

Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility"). Beginning in the first quarter of 2014 and into the third quarter of 2017, the SFS Credit Facility was used to fund a significant portion of client loans. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings, and on June 26, 2018, we refinanced our previous credit agreements. Our new credit agreement combined the Agency Credit Facility and SFS Credit Facility into one asset-based revolving credit facility. Subsequent to the refinancing of our previous credit agreements and the resulting elimination of the SFS Credit Facility on June 26, 2018, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings.
(See "Sotheby's Financial Services" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information on the financial performance of SFS for the years ended December 31, 2018, 2017, and 2016. See Note 5 of Notes to Consolidated Financial Statements for information about the SFS loan portfolio.)
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
The most recent Art Basel & UBS Art Market Report estimates that global art sales totaled $64 billion2 in 2017 with private sales by dealers accounting for 53%2 of the market and public auctions accounting for 47%2. This level of global art sales represents a 12%2 increase when compared to 2016, when global art sales totaled $57 billion2, and a compound annual growth rate of 5.5%2 when compared to 2002, when global art sales totaled $27 billion. The growth since 2002 is indicative of the increasingly global nature of the art market, with a rise in cross-border transactions and a more global distribution network, and a significant increase in global wealth, due in part to rising affluence in newly industrialized countries.
Seasonality
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales3 represented 76%, 80%, and 82% of our total annual Net Auction Sales in 2018, 2017, and 2016, respectively, with auction commission revenues comprising approximately 74%, 66%, and 75% of our total revenues in each of these years. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
In quarterly reporting periods, the comparison of our results between reporting periods can be significantly influenced by a number of factors, such as changes in the timing of when certain auctions occur, the level of non-recurring single-owner auction sale events, the level and timing of individually negotiated private sale transactions, and changes in certain accounting estimates that rely upon forecasted results such as variable incentive and share-based compensation expense and our estimated annual effective income tax rate. Accordingly, when evaluating our performance, we believe that investors should also consider results for rolling six and twelve month periods, which better reflect the business cycle of the global art auction market. (See Note 28 of Notes to Consolidated Financial Statements for our quarterly results for the years ended December 31, 2018 and 2017.)
__________
2 Source: "The Art Market 2018," an Art Basel & UBS Report.
3 Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.

Competition
Artworks are sold primarily through the major auction houses, numerous art dealers, smaller auction houses, and also directly between private collectors. In recent years, a growing number of art dealers and private collectors also now buy and sell artworks at art fairs such as the The European Fine Art Fair ("TEFAF"), Art Basel, and the Frieze art fairs.
Competition in the global art market is intense. A fundamental challenge facing any auctioneer or art dealer is the sourcing of high quality and valuable property for sale either as agent or as principal. Our primary competitor in the global art market is Christie's, a privately owned auction house. To a lesser extent, we also face competition from a variety of art dealers across all collecting categories, as well as smaller auction houses such as Bonhams, Phillips, and certain regional auction houses. In the Chinese art market, the largest auction houses are Beijing Poly International Auction Co. Ltd., China Guardian Auctions Co. Ltd. and Beijing Council International Auction Company Ltd.
In 2018, 2017, and 2016, Sotheby's and Christie's together totaled approximately $11.4 billion, $10.5 billion, and $8.7 billion, respectively, of Aggregate Auction Sales4, of which we accounted for $5.3 billion (46%), $4.6 billion (44%), and $4.2 billion (49%), respectively.
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
The more valuable the property, the more likely it is that a seller of art will solicit proposals from more than one potential purchaser or agent. The primary options available to a seller of art are: (i) sale or consignment to an art dealer; (ii) sale or consignment to an auction house; (iii) private sale to a collector or museum; or (iv) consignment to an internet-based service.
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
____________
4 Represents the total hammer (sale) price of property sold at auction, plus buyer's premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.

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
Developing Technology to Attract New Clients and Create Value
We are currently investing in technology to innovate and expand our traditional auction business, as well as to sharpen the differentiation between us and our competitors. The elements of these investments are:

•
Digital Infrastructure—We are developing a new auction engine and enhancing our digital capabilities to enable a paperless auction room. We have also recently installed a new content management system which will provide improved stability, depth, search optimization, and the potential for innovation.

•
Data—We are collating and standardizing our various collections of data, including the Sotheby's Mei Moses Index, our expanded customer relationship management system, object databases, and social media programs. The results of this process will establish the foundation for machine learning and other products that will enhance our ability to serve clients.

•
Basic Digital Services—We have been investing in basic digital services over the past three years. These basic services include a refreshed public website, an upgraded mobile app with payment and bidding capabilities, an upgraded retail wine store, and the acquisition of Viyet, now relaunched as Sotheby's Home, an online marketplace for interior design.

•
Content Marketing—We are continuing to develop a range of rich content to engage current and potential clients. In 2018, we produced and distributed more than 2,000 original pieces, including 373 videos, viewed over 28 million times. More than 15,000 visitors who viewed this content registered to bid in our auctions and a similar number requested estimates for consignments.

•
Advanced Digital Services—We are developing a range of advanced digital services that we believe will serve as a platform for future growth and efficiencies. Such services include our online estimates platform, which went live in 2017, and an improved appraisal interface, which is expected to launch in 2019.

An important measure of the effectiveness of our technology investments is the level of online sales. For the purposes of this discussion, the term "online sales" represents the aggregate sale price of lots purchased through online bids at our live auctions and in our online-only auctions, as well as items purchased through our retail websites, Sotheby’s Home and Sotheby's Wine. In 2018, online sales increased 24% to $220.4 million and include $72.1 million of sales attributable to online-only auctions and sales through Sotheby’s Home and Sotheby's Wine, as compared to $18.9 million in the prior year. Online sales are an important source of client growth and opportunity, with 60% of first-time bidders at Sotheby's coming through digital channels.
While our technology investments are facilitating the innovation and expansion of our traditional business, these investments have contributed to an overall increase in operating expenses across various categories in recent years, including in 2018.

Brand Licensing Activities
Prior to 2004, we were engaged in the marketing and brokerage of luxury residential real estate sales through Sotheby's International Realty ("SIR"). In 2004, we sold SIR to a subsidiary of Realogy Corporation ("Realogy"), formerly Cendant Corporation. In conjunction with the sale, we entered into an agreement with Realogy to license the SIR trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the "Realogy License Agreement"). The Realogy License Agreement is applicable worldwide. The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. In 2018, 2017, and 2016, we earned $10.9 million, $10.3 million, and $9.1 million, respectively, in license fee revenue related to the Realogy License Agreement.
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
Employees
As of December 31, 2018, we have 1,713 employees, with 730 located in the Americas, 536 in the U.K., 238 in Continental Europe, and 209 in Asia. We regard our relations with our employees as good. The table below provides a breakdown of Sotheby's employees by segment as of December 31, 2018 and 2017.

December 31,	2018	2017
Agency	1,515	1,486
Finance	12	10
All Other (a)	186	166
Total	1,713	1,662
(a) Employees classified within "All Other" principally relate to our central corporate and information technology departments.
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
The U.K.’s decision to leave the European Union, known as Brexit, may adversely impact our business, results of operations, and financial condition.
The U.K.’s decision to leave the European Union, known as Brexit, has introduced additional volatility and uncertainty in global stock and financial markets, economic conditions, and Pound Sterling exchange rates. Uncertainties caused by Brexit could adversely impact the future amount and quality of property consigned for sale and the future demand for such art, particularly in our London salesroom. In addition, uncertainties caused by Brexit could adversely impact our ability to move property between the U.K. and the European Union, and our employees.

The anticipated discontinuation of LIBOR may have unforeseen consequences.
On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. The likely discontinuation of LIBOR may have consequences which cannot be fully anticipated, including potential impacts on the business of SFS and its loan portfolio, our revolving credit facility, the mortgage on our headquarters building, and the related interest rate collar.
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
Additionally, our effective income tax rate could be impacted by future changes in applicable tax laws, as well as by the European Commission’s investigations on illegal state aid, the Organisation for Economic Co-operation and Development project on Base Erosion and Profit Shifting, and future guidance that will be issued with respect to the U.S. Tax Cuts and Jobs Act that may change our interpretation of the new law and its application. Given the unpredictability of these possible changes, it is difficult to assess whether the overall effect of such potential tax changes on our earnings and cash flow would be cumulatively positive or negative, but such changes could ultimately have an adverse impact on our financial results.
Our clients reside in various tax jurisdictions throughout the world and the application of tax laws or tax reporting obligations in these jurisdictions, particularly as they relate to sales, use, value-added and other indirect taxes, is complex and requires a significant amount of judgment, exposing us to claims from tax authorities.
Our clients reside in various tax jurisdictions throughout the world. To the extent that there are changes to tax laws or tax reporting obligations in any of these jurisdictions, such changes could adversely impact the ability and/or willingness of our clients to purchase or sell works of art. Additionally, we are subject to laws and regulations in many countries involving sales, use, value-added and other indirect taxes which are assessed by various governmental authorities and imposed on certain revenue-producing transactions between us and our clients. The application of these laws and regulations to our unique business and global client base, and the estimation of any related liabilities is complex and requires a significant amount of judgment. In addition, changes to the laws and regulations involving sales, use, value-added and other indirect taxes could increase the complexity of our compliance efforts and impact our ability to accurately estimate any related liabilities. We are generally not responsible for these indirect tax liabilities unless we fail to collect the correct amount of sales, use, value-added, or other indirect taxes. Failure to collect the correct amount of indirect tax on a transaction may expose us to claims from tax authorities.
As a result of the U.S. Supreme Court decision in South Dakota v. Wayfair on June 21, 2018, a physical presence is no longer required for U.S. states to impose a sales tax collection obligation on out-of-state sellers. This ruling has significantly increased the number of states that have enacted economic nexus laws and, accordingly, has significantly increased the number of states in which we now collect sales tax, thereby increasing the administrative burden and cost of this added compliance. We will continue to monitor states’ new laws and register to collect sales tax in additional jurisdictions as required.

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
We have operations throughout the world. Approximately 54% of our total revenues were earned outside of the U.S. in 2018, including 25% of our total revenues earned in the U.K. Additionally, we have significant assets and liabilities denominated in the Pound Sterling, the Euro, and the Swiss Franc. Revenues, expenses, gains, and losses recorded in foreign currencies are translated using the monthly average exchange rates prevailing during the period in which they are recognized. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Accordingly, fluctuations in foreign currency exchange rates, particularly for the Pound Sterling, the Euro, and the Swiss Franc, can significantly impact our results of operations and financial condition.

Subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer and/or we may allow the buyer to take possession of purchased property before making payment. In these situations, we are exposed to losses in the event the buyer does not make payment.
Under the standard terms and conditions of our auction and private sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. However, in certain instances and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer while we retain possession of the property. In these situations, if the buyer does not make payment, we take title to the property, but could be exposed to losses if the value of the property subsequently declines. In certain other situations and subject to management approval under our internal corporate governance policy, we may allow the buyer to take possession of the purchased property before making payment. In these situations, we are liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur a loss in the event of buyer default. (See Note 4 of Notes to Consolidated Financial Statements for information about auction and private sale receivables.)
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
The market for fine art, decorative art, and jewelry is not a highly liquid trading market and, as a result, the valuation of these items is inherently subjective. Accordingly, we are at risk with respect to our ability to estimate the likely selling prices of property offered with auction guarantees. If our judgments about the likely selling prices of property offered with auction guarantees prove to be inaccurate, there could be a significant adverse impact on our results, financial condition, and liquidity. (See Note 21 of Notes to Consolidated Financial Statements for information related to auction guarantees.)
We could be exposed to losses in the event of nonperformance by our counterparties in auction guarantee risk and reward sharing arrangements.
In certain situations, we reduce our financial exposure under auction guarantees through risk sharing arrangements. Our counterparties to these risk sharing arrangements are typically major international art dealers or major art collectors. We could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. (See Note 21 of Notes to Consolidated Financial Statements for information related to auction guarantees.)
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
The collateral supporting the SFS loan portfolio is concentrated within certain collecting categories. Although we believe the SFS loan portfolio is sufficiently collateralized due to its current aggregate loan-to-value ratio of 43%, a material decline in these markets could impair our ability to collect the principal and interest owed on certain loans. Additionally, our revolving credit facility permits borrowings, if any, up to 85% of the portion of any SFS loan that does not exceed a 60% loan-to-value ratio. A material decline in the value of SFS loan collateral could result in an increase in the loan-to-value ratio above 60% for individual loans and, depending on the level of outstanding revolving credit facility borrowings, could require repayment of a portion of the borrowings associated with such loans.
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
A significant security breach could require future expenditures to implement additional security measures to protect against new privacy threats or to comply with state, federal and international laws aimed at addressing those threats. To our knowledge, to date, we have not experienced any material impacts related to cyber-attacks or other information security breaches.
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
Future costs and obligations related to our defined benefit pension plan in the U.K. are heavily influenced by changes in interest rates, investment performance in the debt and equity markets, changes in statutory requirements in the U.K., and actuarial assumptions, each of which is unpredictable and may cause variability in our employee benefit costs. (See Note 10 of Notes to Consolidated Financial Statements for information related to our defined benefit pension plan in the U.K.)
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
We are headquartered at 1334 York Avenue in New York (the "York Property"). The York Property includes land and approximately 406,000 square feet of building area. The York Property is home to our sole North American auction salesroom and principal North American exhibition space. The York Property is also home to the U.S. operations of SFS, as well as our corporate offices. In September 2017, we initiated an enhancement program to create new state-of-the art galleries, as well as new public and client exhibition spaces. In 2018, we invested $24 million in connection with the York Property enhancement program and we expect to invest up to $30 million in 2019. (See statement on Forward Looking Statements.)
The York Property is subject to a seven-year, $325 million mortgage that matures on July 1, 2022 (the "York Property Mortgage"). As of December 31, 2018, the principal balance of the York Property Mortgage was $260.8 million. (See Note 7 of Notes to Consolidated Financial Statements for additional information on the York Property. See Note 11 of Notes to Consolidated Financial Statements for additional information on the York Property Mortgage.)
Our U.K. operations are based at 34-35 New Bond Street, London, where the main salesrooms, exhibition spaces, and administrative offices are located. Our New Bond Street premises consist of a series of properties that are held under various long-term lease, freehold, or virtual freehold arrangements5. As part of a multi-year refurbishment initiative, we have invested approximately $18 million in our New Bond Street premises in recent years to enhance exhibition and private sales gallery space, and establish a Sotheby's Diamonds salon. We also lease 52,000 square feet for a warehouse facility in Greenford, West London under a lease that expires in 2030. Certain of our London properties secure any U.K. borrowings under our revolving credit facility. (See Note 11 of Notes to Consolidated Financial Statements for additional information on our revolving credit facility.)
We also lease space primarily for Agency segment operations in various locations throughout North America, South America, Continental Europe and Asia, including sales centers in Geneva and Zurich, Switzerland; Milan, Italy; Paris, France; Hong Kong, China.
____________
5 Freeholds are occupancy arrangements in which we own the property outright. Virtual freeholds are occupancy arrangements in which there is a 2,000-year lease with nominal yearly rent payments that cannot be escalated during the term of the lease.

ITEM 3: LEGAL PROCEEDINGS
See Note 20 of Notes to Consolidated Financial Statements for information related to legal proceedings.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Stockholders
Our common stock is traded on the NYSE under the symbol BID. As of February 11, 2019, there were 746 registered holders of record of our common stock.
Dividends and Common Stock Repurchases
The following table provides information regarding our common stock repurchase program during the three months ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (a)
October 2018	—	$—	—	$24,690
November 2018 (b)	571,242	$34.01	571,242	$90,096,725
December 2018 (c)	2,112,219	$37.40	2,112,219	$581,035
Total	2,683,461	$36.69	2,683,461
(a) Represents the dollar value of shares that were available to be repurchased under our publicly announced share repurchase program at the end of each respective monthly period.
(b) On November 26, 2018, our Board of Directors of Sotheby’s approved a $100 million increase to the Company’s share repurchase authorization.
(c) On December 13, 2018, we paid $70 million upon entry into an ASR agreement (the "December 2018 ASR Agreement"). Pursuant to this ASR Agreement, on December 14, 2018, we received an initial delivery of 1,605,938 shares of our common stock with a value of $59.5 million, or $37.05 per share. The average price per share reported in the table above is calculated using the $59.5 million value of the initial shares delivered under the December 2018 ASR Agreement.
The total number of shares that we will ultimately purchase upon the conclusion of the December 2018 ASR Agreement will generally be based on the average of the daily volume-weighted average prices of our common stock during the term of the agreement, less an agreed discount. Upon final settlement of the December 2018 ASR Agreement, we may be entitled to receive additional shares of our common stock or, under certain circumstances, we may be required to deliver shares or make an additional cash payment to the counterparty, at our option. The December 2018 ASR Agreement is scheduled to expire on March 1, 2019, but may conclude earlier at the counterparty's option, and may be terminated early upon the occurrence of certain events.
(See Note 16 of Notes to Consolidated Financial Statements for information regarding dividends and more detailed information about our common stock repurchase program.)

Equity Compensation Plans
The following table provides information as of December 31, 2018 related to shares of common stock that may be issued under equity compensation plans, which are described in Note 23 of Notes to Consolidated Financial Statements (in thousands, except per share data):

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by shareholders	1,821	$—	6,981
Equity compensation plans not approved by shareholders	31	$—	—
Total	1,852	$—	6,981
_____________________________________________________________

(1)
The number of securities that may be issued under equity compensation plans approved by shareholders includes 1,820,270 shares awarded under the Sotheby's Restricted Stock Unit Plan (the "Restricted Stock Unit Plan") and the Sotheby’s 2018 Equity Incentive Plan (the "Equity Plan"). The vesting of stock units issued under these plans is contingent upon future employee service and/or the achievement of certain profitability targets or certain return on invested capital targets. The number of securities that may be issued under equity compensation plans not approved by shareholders consists solely of 31,380 fully-vested restricted stock units granted to Thomas S. Smith, Jr., our President and Chief Executive Officer ("CEO"), as part of an inducement award upon the commencement of his employment on March 31, 2015. This inducement award was not issued pursuant to the Restricted Stock Unit Plan and has not been registered with the SEC.

(2)
The weighted-average exercise price does not take into account 1,820,270 shares awarded under the Restricted Stock Unit Plan or the 31,380 fully-vested restricted stock units granted to Mr. Smith upon the commencement of his employment as our President and CEO on March 31, 2015.

(3)	Includes 6,892,693 shares available for future issuance under the 2018 Equity Plan and 88,047 shares available for issuance under the Sotheby’s Stock Compensation Plan for Non-Employee Directors.

Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from December 31, 2013 to December 31, 2018 with the cumulative return of the Standard & Poor's Global Luxury Index (the "S&P Global Luxury Index"), which is a line-of-business index largely composed of companies whose products and services appeal to a segment of the population consistent with our clients, and the Standard & Poor's MidCap 400 Stock Index (the"S&P MidCap 400").
The graph reflects an investment of $100 in our common stock, the S&P Global Luxury Index, and the S&P MidCap 400 on December 31, 2013, and a reinvestment of dividends at the average of the closing stock prices at the beginning and end of each quarter.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Sotheby's	$100.00	$89.28	$53.83	$83.30	$107.83	$83.05
S&P Global Luxury Index	$100.00	$95.44	$89.79	$90.36	$126.78	$113.07
S&P MidCap 400	$100.00	$109.76	$107.39	$129.63	$150.69	$133.99

ITEM 6: SELECTED FINANCIAL DATA

Year ended December 31,	2018	2017	2016	2015	2014
	(Thousands of dollars, except per share data)
Income Statement Data:
Revenues:
Agency commissions and fees (a)	$891,774	$809,571	$724,398	$791,920	$825,126
Inventory sales	$80,808	$178,982	$62,863	$108,699	$69,958
Finance	$43,887	$50,937	$52,716	$50,489	$33,013
Other	$19,271	$17,890	$17,965	$10,386	$9,956
Total revenues (a)	$1,035,740	$1,057,380	$857,942	$961,494	$938,053
Net income attributable to Sotheby's	$108,634	$118,796	$74,112	$43,727	$117,795
Basic earnings per share	$2.10	$2.22	$1.28	$0.64	$1.69
Diluted earnings per share	$2.09	$2.20	$1.27	$0.63	$1.68
Cash dividends declared per common share	$—	$—	$—	$0.40	$4.74
Statistical Metrics:
Aggregate Auction Sales (b)	$5,250,503	$4,567,310	$4,247,873	$5,949,030	$6,075,345
Net Auction Sales (c)	$4,395,593	$3,816,792	$3,556,090	$5,016,738	$5,151,419
Private Sales (d)	$1,018,844	$744,640	$583,410	$673,119	$624,511
Consolidated Sales (e)	$6,350,155	$5,490,932	$4,894,146	$6,730,848	$6,769,814
Auction Commission Margin (f)	16.1%	17.2%	17.1%	14.3%	14.7%
Non-GAAP Financial Measures:
Adjusted Net Income (g)	$128,941	$121,699	$99,616	$143,131	$142,398
Adjusted Diluted EPS (g)	$2.48	$2.25	$1.71	$2.07	$2.03
EBITDA (g)	$201,851	$199,298	$150,902	$225,322	$248,036
Adjusted EBITDA (g)	$230,066	$200,176	$192,646	$278,771	$289,873
Balance Sheet Data:
Working capital	$102,219	$385,463	$525,878	$913,166	$610,315
Total assets	$2,689,088	$3,087,307	$2,504,426	$3,263,313	$3,129,796
Average Loan Portfolio (h)	$541,152	$637,759	$646,135	$732,814	$583,304
Average Credit Facility Borrowings (i)	$106,181	$479,367	$534,433	$541,004	$306,448
Long-term debt, net	$638,786	$653,003	$598,941	$604,961	$295,163
Total equity	$441,494	$616,940	$505,602	$806,704	$878,238

Legend:
(a)
On January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain revenues and expenses previously reported on a net basis in our Consolidated Income Statements. Agency commissions and fees in the table above have been recast to reflect the retrospective adoption of ASC 606 for the years ended December 31, 2017 and 2016 to be consistent with the Consolidated Income Statements presented in this report. Agency commissions and fees for the years ended December 31, 2015 and 2014 were not adjusted. (See Note 2 of Notes to Consolidated Financial Statements for additional information on our adoption of ASC 606.)

(b)
Represents the total hammer (sale) price of property sold at auction plus buyer’s premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
.

(c)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(d)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(e)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(f)
Represents total auction commission revenues, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors, as a percentage of Net Auction Sales.

(g)
See "Non-GAAP Financial Measures" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

(h)	Represents the average SFS loan portfolio outstanding during the period.
(i)	Represents average borrowings outstanding during the period under our revolving credit facility.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (or, "MD&A") should be read in conjunction with Note 3 ("Segment Reporting") of Notes to Consolidated Financial Statements.
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

(1)
Valuation of Inventory and Loan Collateral—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. If there is evidence that the estimated realizable value of a specific item held in inventory is less than its carrying value, we record a loss to reflect our revised estimate of realizable value. If the estimated realizable value of the property pledged as collateral for a loan is less than the corresponding loan balance, we assess whether it is necessary to record a loss to reduce the carrying value of the loan, after taking into account the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan.

In estimating the realizable value of art held in inventory and art pledged as collateral for loans, we consider the following complex array of factors: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account current art market conditions, as well as changing trends as to which collecting categories and artists are most sought after; (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist; (iv) the state of the global economy and financial markets; and (v) our intent and ability to hold the property in order to maximize its realizable value.
Due to the inherent subjectivity involved in estimating the realizable value of art held in inventory and art pledged as collateral for loans, our estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale.
(See Note 1 of Notes to Consolidated Financial Statements for information related to inventory. See Note 5 of Notes to Consolidated Financial Statements for information related to Notes Receivable.)
(2) Accounts Receivable—Accounts receivable principally includes amounts due from buyers as a result of auction and private sale transactions. The recorded amount reflects the aggregate purchase price of the property, which includes our buyer's premium or private sale commission, as well as any applicable taxes and royalties. Under the standard terms and conditions of our auction and private sales, we are not obligated to pay the consignor for property that has not been paid for by the buyer. If a buyer defaults on payment, the sale is cancelled and the property is returned to the consignor. We continually evaluate the collectability of amounts due from individual buyers and only recognize auction commission revenue when the collection of the amount due from the buyer is probable. If we determine that payment from the buyer is not probable, a cancelled sale is recorded in the period in which that determination is made and the associated accounts receivable balance, including our commission, is reversed. Historically, cancelled sales have not been material in relation to the aggregate hammer price of property sold at auction or the aggregate purchase price of property sold in private sales.
In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the seller before payment is collected from the buyer while we retain possession of the property. In these situations, if the buyer does not make payment, Sotheby's takes title to the property, but could be exposed to losses if the value of the property subsequently declines. In certain other situations, and subject to management approval under our internal corporate governance policy, we allow the buyer to take possession of purchased property before making payment. In these situations, we are liable to the seller for the net sale proceeds whether or not the buyer makes payment and would incur a loss in the event of buyer default. We maintain an allowance for doubtful accounts that principally includes estimated losses associated with situations when we have paid the net sale proceeds to the seller, and it is probable that payment will not be collected from the buyer. The allowance for doubtful accounts also includes an estimate of probable losses inherent in the remainder of the accounts receivable balance.

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
(See Note 4 of Notes to Consolidated Financial Statements for information related to accounts receivable.)

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted into law. Among other things, the Act reduced the U.S. corporate income tax rate from 35% to 21%, and made changes to certain other business-related exclusions, deductions and credits. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date of the Act. In the fourth quarter of 2017, we recorded a provisional net income tax expense of $1.2 million based on reasonable estimates of the tax effects of the Act. This provisional net income tax expense was then adjusted in 2018 through the recording of $8.7 million in tax benefits as we finalized our accounting for the Act. The impact of the provisional accounting effects of the Act are described in greater detail in Note 18 of Notes to Consolidated Financial Statements.
As of December 31, 2018, we had a net deferred tax asset of $22.5 million. This amount includes gross deferred tax assets of $46.1 million, primarily resulting from deductible temporary differences which will reduce taxable income in future periods. To a lesser extent, we also have deferred tax assets relating to net operating loss carryforwards, which are partially offset by a valuation allowance of $2.4 million to reduce the deferred tax assets to the amount that we have determined is more likely than not to be realized. In assessing the need for a valuation allowance, we consider, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If we determine that sufficient negative evidence exists (for example, if we experience cumulative three-year losses in a certain jurisdiction), then we will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, our projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove more difficult to support the realization of these deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on our effective income tax rate and results. Conversely, if, after recording a valuation allowance, we determine that sufficient positive evidence exists in the jurisdiction in which a valuation allowance is recorded (for example, if we are no longer in a three-year cumulative loss position in the jurisdiction, and we expect to have future taxable income in that jurisdiction based upon our forecasts and the expected timing of deferred tax asset reversals), we may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on our effective income tax rate and results in the period such determination was made.
Due to the global complexity of tax regulation, we record liabilities to address potential exposures involving uncertain tax positions that we have taken, or expect to take, on income tax returns that could be challenged by taxing authorities. These potential exposures result from the varying applications and interpretations of income tax related statutes, rules, and regulations. As of December 31, 2018, our liability for unrecognized tax benefits, excluding interest and penalties, was $11.5 million. We believe that our recorded tax liabilities are adequate to cover all open years based on an assessment of the relevant facts and circumstances. This assessment involves assumptions and significant judgments about future events and potential actions by taxing authorities, as well as an evaluation of past experiences. The cost of the ultimate resolution of these matters may be greater or less than the liability that we have recorded. To the extent that our opinion as to the outcome of these matters changes, income tax expense will be adjusted accordingly in the period in which such a determination is made.
(See "Income Tax Expense" below, as well as Notes 18 and 19 of Notes to Consolidated Financial Statements.)

(4)
Share-Based Payments—We grant share-based payment awards as compensation to certain employees. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of units or shares ultimately expected to vest as a result of employee service. A substantial portion of the share-based payment awards vest only if we achieve established return on invested capital (or "ROIC") targets. The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future ROIC targets. If, as a result of our assessment, we project that a greater number of performance share units will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of our assessment, we project that a lower number of performance share units will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made. Accordingly, if our projections of future performance against these targets prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease.

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
(See Note 23 of Notes to Consolidated Financial Statements for additional information related to our share-based payment programs.)

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

(See Note 20 of Notes to Consolidated Financial Statements for additional information related to legal contingencies.)
Seasonality
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales represented 76% and 80% of our total annual Net Auction Sales in 2018 and 2017, respectively, with auction commission revenues comprising approximately 74% and 66% of our total revenues, respectively. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
In quarterly reporting periods, the comparison of our results between reporting periods can be significantly influenced by a number of factors, such as changes in the timing of when certain auctions occur, the level of non-recurring single-owner auction sale events, the level and timing of individually negotiated private sale transactions, and changes in certain accounting estimates that rely upon forecasted results such as variable incentive and share-based compensation expense and our estimated annual effective income tax rate. Accordingly, when evaluating our performance, we believe that investors should also consider results for rolling six and twelve month periods, which better reflect the business cycle of the global art auction market. (See Note 28 of Notes to Consolidated Financial Statements for our quarterly results for the years ended December 31, 2018 and 2017.)

Business and Industry Trends
Following a period of expansion that began in late-2009 and lasted until the fourth quarter of 2015, the global art market experienced a brief period of lower sales in 2016, particularly in the Impressionist, Modern and Contemporary Art collecting categories, resulting in a 27% decrease in Consolidated Sales5, when compared to 2015. However, even during this brief period of lower sales, collectors continued to purchase top quality works of art for strong prices and our auction sell-through rates remained encouraging. In 2017, the art market strengthened, and we achieved a 12% increase in Consolidated Sales when compared to 2016, which led to a 12% increase in agency commissions and fees. In 2018, the art market was again strong, and Consolidated Sales grew to $6.4 billion, representing a 16% increase when compared to 2017. The strength of the market has paved the way for an increase of 10% in agency commissions and fees when compared to the same period in 2017.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
Consolidated Results of Operations
Overview—In 2018, we reported net income of $108.6 million, or $2.09 per diluted share, representing a $10.2 million (9%) decrease when compared to the prior year when we reported net income of $118.8 million, or $2.20 per diluted share. After excluding certain items, Adjusted Net Income* improved $7.2 million (6%), from $121.7 million to $128.9 million, and Adjusted Diluted EPS* improved from $2.25 to $2.48. The improvement in Adjusted Net Income* is attributable to a stronger art market as evidenced by a 16% increase in Consolidated Sales and associated increases in auction commissions ($73.4 million / 11%) and private sale commissions ($14.9 million / 22%). The increase in private sale commissions also reflects our continued focus of key resources toward this sale channel. However, results for the year are adversely impacted by a higher level of indirect expenses. The comparison of Adjusted Net Income* to the prior year is also unfavorably impacted by $7.7 million of discrete income tax benefits recorded in 2017 that primarily resulted from the reversal of a tax reserve for a previously uncertain tax position for which the statute of limitations expired.
Outlook—Historically, it is common for us to report a net loss in the first quarter of the year due to the seasonality of our business. We anticipate that our Adjusted Net Loss* for the first quarter of 2019 will be less than what we reported during the first quarters of 2017 and 2016, and instead closer to the average for the prior ten-year period. We are encouraged by a strong pipeline of potential consignments for our second quarter spring sales season in New York. (See statement on Forward Looking Statements.)

___________________
5 See the definition of Consolidated Sales in the Consolidated Financial Data Table below.

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Consolidated Financial Data Table—The table below presents a summary of our consolidated results of operations and related statistical metrics for the years ended December 31, 2018 and 2017, as well as a comparison between the two years (in thousands of dollars, except per share data):

			Variance
Year Ended December 31,	2018	2017	$ / %	%
Revenues:
Agency commissions and fees (a)	$891,774	$809,571	$82,203	10%
Inventory sales	80,808	178,982	(98,174)	(55%)
Finance	43,887	50,937	(7,050)	(14%)
Other	19,271	17,890	1,381	8%
Total revenues	1,035,740	1,057,380	(21,640)	(2%)
Expenses:
Agency direct costs (a)	184,491	150,133	34,358	23%
Cost of inventory sales	81,103	181,487	(100,384)	(55%)
Cost of finance revenues (b)	4,056	19,312	(15,256)	(79%)
Marketing	23,897	25,377	(1,480)	(6%)
Salaries and related (c)	342,687	318,555	24,132	8%
General and administrative	180,360	172,950	7,410	4%
Depreciation and amortization	27,048	24,053	2,995	12%
Voluntary separation incentive programs, net	—	(162)	162	100%
Restructuring charges	10,753	—	10,753	N/A
Total expenses	854,395	891,705	(37,310)	(4%)
Operating income	181,345	165,675	15,670	9%
Net interest expense (b) (d)	(38,517)	(31,034)	(7,483)	(24%)
Extinguishment of debt	(10,855)	—	(10,855)	N/A
Write-off of credit facility fees	(3,982)	—	(3,982)	N/A
Non-operating income	4,688	7,045	(2,357)	(33%)
Income before taxes	132,679	141,686	(9,007)	(6%)
Income tax expense	27,652	25,415	2,237	9%
Equity in earnings of investees	3,591	2,508	1,083	43%
Net income	108,618	118,779	(10,161)	(9%)
Less: Net loss attributable to noncontrolling interest	(16)	(17)	1	6%
Net income attributable to Sotheby's	$108,634	$118,796	$(10,162)	(9%)
Diluted earnings per share - Sotheby's common shareholders	$2.09	$2.20	$(0.11)	(5%)
Statistical Metrics:
Aggregate Auction Sales (e)	$5,250,503	$4,567,310	$683,193	15%
Net Auction Sales (f)	$4,395,593	$3,816,792	$578,801	15%
Private Sales (g)	$1,018,844	$744,640	$274,204	37%
Consolidated Sales (h)	$6,350,155	$5,490,932	$859,223	16%
Effective income tax rate	20.8%	17.9%	2.9%	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (i)	$568,008	$539,038	$28,970	5%
Adjusted Operating Income (i)	$198,082	$167,410	$30,672	18%
Adjusted Net Income (i)	$128,941	$121,699	$7,242	6%
Adjusted Diluted EPS (i)	$2.48	$2.25	$0.23	10%
Adjusted Effective Income Tax Rate (i)	24.8%	24.6%	0.2%	N/A
EBITDA (i)	$201,851	$199,298	$2,553	1%
Adjusted EBITDA (i)	$230,066	$200,176	$29,890	15%

Legend:
(a)
On January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain Agency-related revenues and expenses previously reported on a net basis in our Consolidated Income Statements. Results for the year ended December 31, 2017 have been recast to reflect the retrospective adoption of ASC 606. (See Note 2 of Notes to Consolidated Financial Statements for additional information on our adoption of ASC 606.)

(b)
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Consolidated Income Statements. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. Subsequent to the refinancing and resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, beginning in the third quarter of 2018, all borrowing costs associated with our revolving credit facility are recorded as interest expense in our Consolidated Income Statements.

(c)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(d)	Represents interest expense principally attributable to long-term debt and, beginning in the third quarter of 2018, revolving credit facility borrowings, less non-operating interest income.
(e)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(f)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(g)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(h)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(i)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Agency Segment
Agency Segment Overview—In 2018, Agency segment income before taxes increased $7.1 million (7%) when compared to the prior year. After excluding certain items, Adjusted Agency Segment Income Before Taxes* increased $21 million (20%) when compared to the prior year. In 2018, the art market continued to be strong as evidenced by a 15% increase in Consolidated Sales and associated increases in auction commissions ($73.4 million / 11%) and private sale commissions ($14.9 million / 22%). The increase in private sale commissions also reflects our continued focus of key resources toward this sale channel. However, results for the period were adversely impacted by a higher level of indirect expenses.
Agency Segment Financial Data Table—The table below presents a summary of Agency segment income before taxes and related statistical metrics, in thousands of dollars, for the years ended December 31, 2018 and 2017. A detailed discussion of the significant factors impacting the comparison of Agency segment results between the current and prior year periods is presented below the table.

______________________

*	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

			Variance
Year Ended December 31,	2018	2017	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions (a) (b)	$767,881	$694,501	$73,380	11%
Auction related fees, net (a) (b)	29,088	32,459	(3,371)	(10%)
Total Auction commissions and fees (b)	796,969	726,960	70,009	10%
Private sale commissions (a) (b)	82,263	67,343	14,920	22%
Other Agency commissions and fees (a)	11,181	13,617	(2,436)	(18%)
Total Agency commissions and fees (b)	890,413	807,920	82,493	10%
Inventory sales (a)	66,234	167,628	(101,394)	(60%)
Total Agency segment revenues (b)	956,647	975,548	(18,901)	(2%)
Expenses:
Agency direct costs:
Auction direct costs (b)	176,699	143,468	33,231	23%
Private sale expenses (b)	7,446	6,361	1,085	17%
Intersegment costs (c)	6,969	9,168	(2,199)	(24%)
Total Agency direct costs (b)	191,114	158,997	32,117	20%
Cost of inventory sales (d)	70,601	173,160	(102,559)	(59%)
Marketing	23,454	24,860	(1,406)	(6%)
Salaries and related (e)	327,267	305,677	21,590	7%
General and administrative	172,450	165,224	7,226	4%
Depreciation and amortization	26,102	23,015	3,087	13%
Restructuring charges	10,660	—	10,660	N/A
Voluntary separation incentive programs, net	—	(148)	148	100%
Total Agency segment expenses	821,648	850,785	(29,137)	(3%)
Agency segment operating income	134,999	124,763	10,236	8%
Net interest expense (f)	(31,935)	(28,294)	(3,641)	(13%)
Non-operating income	5,303	6,479	(1,176)	(18%)
Equity in earnings of investees	2,688	995	1,693	*
Agency segment income before taxes	$111,055	$103,943	$7,112	7%
Statistical Metrics:
Aggregate Auction Sales (g)	$5,250,503	$4,567,310	$683,193	15%
Net Auction Sales (h)	$4,395,593	$3,816,792	$578,801	15%
Items sold at auction with a hammer (sale) price greater than $1 million	626	558	68	12%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$2,729,772	$2,322,634	$407,138	18%
Items sold at auction with a hammer (sale) price greater than $3 million	222	192	30	16%
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$2,039,725	$1,700,768	$338,957	20%
Auction Commission Margin (i)	16.1%	17.2%	(1.1%)	N/A
Private Sales (j)	$1,002,860	$736,825	$266,035	36%
Consolidated Sales (k)	$6,319,597	$5,471,763	$847,834	15%
Non-GAAP Financial Measures:
Adjusted Agency Segment Income Before Taxes (l)	$127,699	$106,732	$20,967	20%

Legend:
*	Represents a variance in excess of 100%.
(a)	See Note 4 of Notes to Consolidated Financial Statements for a description of each component of Agency segment revenues.
(b)
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain Agency-related revenues and expenses previously reported on a net basis in our Consolidated Income Statements. Results for the year ended December 31, 2017 have been recast to reflect the retrospective adoption of ASC 606. (See Note 2 of Notes to Consolidated Financial Statements for additional information on our adoption of ASC 606.)

(c)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes amounts charged by SFS for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(d)
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

(f)
Represents interest expense attributable to long-term debt, less non-operating interest income. On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, revolving credit facility costs are no longer allocated to our segments for the purpose of measuring segment profitability. Segment results for all prior periods have been recast to reflect this change in the measurement of segment profitability.

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
Auction Results—In our role as auctioneer, we accept works of art on consignment and match sellers (also known as consignors) to buyers through the auction process. In an auction transaction, we act as exclusive agent for the seller. The terms of our arrangement with the seller are stipulated in a consignment agreement, which, among other things, entitles us to collect and retain an auction commission as compensation for our service. Our auction commission includes a premium charged to the buyer and, to a lesser extent, a commission charged to the seller, both of which are calculated as a percentage of the hammer price of the property sold at auction. In certain situations, in order to secure a high-value consignment, we may not charge a seller's commission and/or may share a portion of our buyer's premium with the seller. In situations when we share a portion of our buyer's premium with the seller, our auction commission revenue is recorded net of the amount paid to the seller.
Our buyer's premium is based on a tiered rate structure, which generally charges buyers a lower percentage for higher valued property, while lower valued property is charged a higher rate of commission. Accordingly, our aggregate Auction Commission Margin6 may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by arrangements whereby we share our buyer's premium with a consignor in order to secure a competitive high-value consignment, as well as by our use of auction guarantees. For example, in situations when guaranteed property sells for less than the guaranteed price, our buyer's premium from that sale is used to reduce the loss on the transaction. (See Note 21 of Notes to Consolidated Financial Statements for information related to our use of auction guarantees.)
__________________________________________________
6 Auction Commission Margin represents total auction commissions, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors, as a percentage of Net Auction Sales.

In 2018, our net auction results7 increased $36.8 million (6%) primarily due to a 15% increase in Net Auction Sales, reflecting the strength of the art market during the year across most collecting categories, but most prominently in Asian Art and Contemporary Art. A significant portion of this growth was at the high-end of our business as evidenced by the 20% increase in Net Auction Sales of items with a hammer price greater than $3 million. Many of these high-value consignments required the use of auction guarantees, which in 2018 resulted in a net principal loss and significantly contributed to a decrease in Auction Commission Margin from 17.2% to 16.1%. This decrease is principally due to the sale of two high value paintings in the second quarter of 2018, one of which involved the use of buyer’s premium to mitigate a loss on an auction guarantee and the other which involved an item that earned a minimal auction commission at the final hammer price. These two transactions collectively reduced our Auction Commission Margin by 0.6% in the current year. Excluding these two transactions, our Auction Commission Margin would have been 16.7% in 2018. The remainder of the decrease in Auction Commission Margin when compared to the prior year is a reflection of the increase in sales of higher valued property, a portion of which relates to competitive high-value consignments from fiduciary sources such as estates, foundations and charities.
Private Sale Results—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are generally initiated by a client wishing to sell their artwork (i.e., the consignor) with Sotheby's acting as its exclusive agent in the transaction. Because private sales are individually negotiated, non-recurring transactions, the volume and value of transactions completed can vary from period to period, with associated variability in revenues.
In 2018, private sale commissions increased $14.9 million (22%) due to an increase in high-value transaction volume during the current year period, which reflects our continued focus of key resources towards this sales channel.
Inventory Activities—Agency segment inventory activities include amounts earned from the sale of: (i) artworks that have been obtained as a result of the failure of guaranteed property to sell at auction; (ii) artworks that have been purchased opportunistically, including property acquired for sale at auction; and (iii) other objects obtained incidental to the auction process (e.g., as a result of buyer default).
In 2018, the net results of our Agency segment inventory activities improved $1.2 million, primarily due to a lower level of inventory writedowns in the current year, the impact of which was partially offset by a higher level of profitable sales recognized in 2017. Also significantly impacting the comparison of inventory sales and cost of inventory sales to the prior year is the recognition of the sale of a Fancy Vivid Pink Diamond for $71.2 million, which resulted in a gain of approximately $0.4 million (see Note 13 of Notes to Consolidated Financial Statements).

_________________________________
7 Net auction results include auction commissions and fees (including any net overage or shortfall related to auction guarantees) less auction related direct costs.

Sotheby's Financial Services
The following table presents a summary of SFS income before taxes and related loan portfolio metrics, in thousands of dollars, as of and for the years ended December 31, 2018 and 2017:

			Variance
Year Ended December 31,	2018	2017	$ / %	%
Revenues:
Client paid revenues (a)	$43,887	$50,937	$(7,050)	(14%)
Intersegment revenues (b)	6,969	9,168	(2,199)	(24%)
Total finance revenues	50,856	60,105	(9,249)	(15%)
Expenses:
Corporate finance charge (c)	16,895	18,504	(1,609)	(9%)
Marketing	86	164	(78)	(48%)
Salaries and related (d)	4,966	5,024	(58)	(1%)
General and administrative	1,792	3,547	(1,755)	(49%)
Depreciation and amortization	120	244	(124)	(51%)
Total SFS expenses	23,859	27,483	(3,624)	(13%)
SFS operating income	26,997	32,622	(5,625)	(17%)
Non-operating (expense) income	(961)	481	(1,442)	N/A
SFS income before taxes	$26,036	$33,103	$(7,067)	(21%)
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$693,977	$590,609	$103,368	18%
Average Loan Portfolio (f)	$541,152	$637,759	$(96,607)	(15%)
Finance Revenue Percentage (g)	9.4%	9.4%	—%	N/A
Client Paid Interest Revenue Percentage (h)	7.3%	7.3%	—%	N/A

Legend:
(a)	Includes client paid interest, facility fees, and collateral release fees.
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

(c)
On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, for the purpose of measuring segment profitability, SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. This charge is eliminated in the consolidation of Sotheby's results. Segment results for all prior periods have been recast to reflect this change in the measurement of segment profitability.

(d)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(e)	Represents the period end net loan portfolio balance.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(h)	Represents the annualized percentage of total client paid interest revenue in relation to the Average Loan Portfolio.

SFS income before taxes decreased $7.1 million (21%) largely due to a 15% decrease in the Average Loan Portfolio resulting from the repayments of certain client loans in response to higher LIBOR rates during the year. The comparison to the prior year is also influenced by significant client paid interest recognized in 2017 related to retroactive interest rate increases triggered on a client loan during that year and default rate interest collected on a significant loan, which offset the impact of the generally higher interest rates earned on the loan portfolio in 2018.
While the Average Loan Portfolio decreased 15% in the current year when compared to 2017, a number of significant new loans were funded in the fourth quarter of 2018 resulting in a 17% increase in the period end net portfolio balance when compared to September 30, 2018.
Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby's brand and include digital and print advertising, client relationship development, Sotheby's lifestyle magazines, and certain sponsorship agreements. In 2018, marketing expenses decreased $1.5 million (6%) primarily due to lower museum sponsorship and client development costs, partially offset by costs associated with the launch of Sotheby's Home in 2018.
Salaries and Related Costs
For the years ended December 31, 2018 and 2017, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Year Ended December 31,	2018	2017	$	%
Full-time salaries	$166,044	$153,707	$12,337	8%
Incentive compensation expense	62,786	59,562	3,224	5%
Employee benefits and payroll taxes	54,922	61,755	(6,833)	(11%)
Share-based payment expense	29,703	23,479	6,224	27%
Contractual severance agreements, net	2,625	—	2,625	N/A
Other compensation expense (a)	26,607	20,052	6,555	33%
Total salaries and related costs	$342,687	$318,555	$24,132	8%
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire, and other employment arrangements.
In 2018, salaries and related costs increased $24.1 million (8%) when compared to the prior year. The comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased salaries and related costs by $3.9 million. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $20.2 million (6%) in 2018. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—In 2018, full-time salaries increased $12.3 million (8%) when compared to the prior year. The comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased full-time salaries by $1.9 million. Excluding the impact of changes in foreign currency exchange rates, full-time salaries increased $10.4 million (7%) in 2018 principally due to headcount and base salary increases.
Incentive Compensation—Incentive compensation consists of the accrual for annual cash incentive bonuses, as well as amounts awarded to employees for brokering certain eligible private sale and other transactions. Payments made under our annual cash incentive bonus plan are aligned with performance against Sotheby's annual financial plan. In 2018, incentive compensation increased $3.2 million (5%) primarily due to the significant increase in private sales results during the year.

Employee Benefits and Payroll Taxes—Employee benefits include the cost of certain of our retirement plans and health and welfare programs, as well as certain employee severance costs. Generally, the amount of employee benefit costs recognized in a period is dependent upon headcount and overall compensation levels, in addition to our financial performance, as certain of our retirement plans provide for profit-sharing contributions. The amount of expense recorded in a period is also dependent upon changes in the fair value of the liability associated with our deferred compensation plan ("DCP"), which result from gains and losses in participant deemed investment funds.
In 2018, employee benefits and payroll taxes decreased $6.8 million (11%) when compared to the prior year. The comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased employee benefits and payroll taxes by $1.1 million. Excluding the impact of changes in foreign currency exchange rates, employee benefits and payroll taxes decreased $7.9 million (13%) in 2018. This decrease is principally due to lower DCP costs as a result of a decline in the performance of deemed participant investments, as well as a lower level of non-restructuring related severance costs. On a consolidated basis, the lower level of DCP costs are largely offset by market losses in the trust assets related to the DCP, which are reflected in our Consolidated Income Statements within non-operating income.
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
Share-based payment expense increased by $6.2 million (27%) in 2018, reflecting an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year. (See Note 23 of Notes to Consolidated Financial Statements for more detailed information related to our share-based compensation programs.)
Contractual Severance Agreements—In 2018, we recorded net charges of $2.6 million resulting from contractual severance agreements entered into with certain former employees, which allowed us to redirect compensation towards the headcount supporting our various growth initiatives.
Other Compensation Expense—In 2018, other compensation expense increased $6.6 million (33%) when compared to the prior year, primarily due to higher costs from retention-based, new-hire arrangements and temporary labor costs, especially with respect to various digital initiatives.
General and Administrative Expenses
General and administrative expenses include professional fees, facilities-related expenses, and travel and entertainment costs, as well as other indirect expenses. In 2018, general and administrative expenses increased $7.4 million (4%) when compared to the prior year. The comparison to the prior year is adversely impacted by changes in foreign currency exchange rates, which increased general and administrative expenses by $1.6 million. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $5.8 million (3%) during 2018. This increase is due to a higher level of spending on digital initiatives and facilities-related expenses, which include the cost of off-site storage during the York Property enhancement project, as well as higher travel and entertainment. These factors are partially offset by professional fee recoveries realized in the second quarter of 2018 following the resolution of certain legal matters and lower bad debt expense as the prior year included a $1.5 million charge associated with an uncollectible Agency segment loan (see Note 5 of Notes to Consolidated Financial Statements).
Depreciation and Amortization Expense
In 2018, depreciation and amortization expense increased $3 million (12%) in 2018, when compared to the prior year. This increase is primarily due to higher accelerated depreciation charges associated with certain building improvements and other fixed assets that were removed from service as of July 1, 2018 in connection with enhancements being made to the York Property, as well as an increase in intangible asset amortization expense. (See Item 2, "Properties" for additional information regarding the York Property enhancement program. See Note 9 of Notes to Consolidated Financial Statements for information on intangible assets.)

Restructuring Charges
Beginning in the second quarter of 2018, we implemented a restructuring plan with the principal goal of reducing headcount through the elimination of certain Agency segment and corporate level positions (the "2018 Restructuring Plan"). The 2018 Restructuring Plan was completed in the fourth quarter of 2018 and resulted in $10.8 million of related charges, almost entirely attributable to severance-related costs. As of December 31, 2018, the remaining restructuring liability was $5.9 million and is recorded on our Consolidated Balance Sheets within accounts payable and accrued liabilities. This liability is expected to be substantially settled through cash payments to be made throughout 2019.
Net Interest Expense
In 2018, net interest expense increased $7.5 million (24%) largely due to $3.2 million of incremental interest expense associated with the refinancing of $300 million of 5.25% Senior Notes, due 2022, (the "2022 Notes") with proceeds from the issuance of $400 million of 4.875% Senior Notes, due 2025 (the "2025 Notes"). The comparison to the prior year is also unfavorably influenced by a change in the classification of revolving credit facility costs that was made in the third quarter of 2018, as discussed in more detail below.
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Consolidated Income Statements. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolving credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. Subsequent to the refinancing and resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, beginning in the third quarter of 2018, all borrowing costs associated with our revolving credit facility are recorded as interest expense in our Consolidated Income Statements. This change in classification contributed $2.4 million to the increase in net interest expense between the current and prior year periods. However, on an all-in basis (i.e., combining the amounts recorded in cost of finance revenues and interest expense), the costs associated with our revolving credit facilities and borrowings thereunder decreased by $11.4 million (52%) in 2018 when compared to the prior year primarily as a result of lower borrowings due to the change in our cash management strategy.
Write-off of Credit Facility Fees
Prior to June 26, 2018, we were party to credit agreements with an international syndicate of lenders that provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS (collectively, the "Previous Credit Agreements"). On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a new credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. As a result of this refinancing, $4 million of unamortized fees related to the Previous Credit Agreements were written off in the second quarter of 2018. See Note 11 of Notes to Consolidated Financial Statements.
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
Non-Operating Income
In 2018, non-operating income decreased $2.4 million (33%) primarily due to a decline in the performance of the trust assets related to the DCP and a lower net credit associated with our U.K. Pension Plan (see Note 10 of Notes to Consolidated Financial Statements). These factors are partially offset by gains realized on the settlement of certain foreign currency denominated transactions in the current year. As discussed above under "Salaries and Related Costs," on a consolidated basis, market losses in the trust assets related to the DCP are largely offset by the the lower level of DCP costs reflected in our Consolidated Income Statements within salaries and related costs.

Income Tax Expense
Our effective income tax rate is 20.8% for the year ended December 31, 2018, compared to 17.9% in the prior year. The increase in our effective income tax rate is primarily due to a net tax charge of $4.8 million recorded in the current year related to the effective settlement of an income tax audit and a $7 million benefit recorded in the prior year to reverse a liability for a previously uncertain tax position for which the statute of limitations had expired. These factors are partially offset by an income tax benefit of $8.7 million recorded in the current year to adjust the provisional income tax expense of $1.2 million recorded in the prior year upon the enactment of the U.S. Tax Cuts and Jobs Act in 2017, as discussed below.
U.S. Tax Reform—The Act was enacted into law on December 22, 2017. Certain provisions of the Act have the effect of reducing our effective tax rate beginning on January 1, 2018, such as: (i) a reduction of the U.S. corporate income tax rate from 35% to 21%; (ii) the transition from a worldwide tax system to a modified territorial tax system, under which dividends from foreign subsidiaries are not subject to additional U.S. tax; and (iii) the creation of Foreign Derived Intangible Income (“FDII”), a new category of income that is taxed at a lower rate. Conversely, certain provisions of the Act have the effect of increasing our effective tax rate beginning on January 1, 2018, such as: (i) the creation of global intangible low-taxed income (“GILTI”), which requires income earned by foreign subsidiaries in excess of a nominal return on their depreciable assets to be included currently in the income of the U.S. shareholder; (ii) the imposition of the Base Erosion Anti-Abuse Tax (“BEAT”), a minimum tax on certain non-US related-party payments; and (iii) more restrictive limitations on the deductibility of executive compensation.
Upon enactment of the Act, the SEC issued SAB 118, which allowed companies to record the income tax effects of the Act as a provisional amount based on reasonable estimates for those tax effects and provided a one-year measurement period for companies to finalize the accounting of the income tax effects of the Act. In accordance with SAB 118, in the fourth quarter of 2017, we recorded a provisional net income tax expense of approximately $1.2 million based on reasonable estimates of the tax effects of the Act. This provisional net income tax expense was adjusted in 2018 through the recording of $8.7 million in tax benefits as we finalized our accounting for the Act. In total, between 2017 and 2018, we recorded a net income tax benefit of $7.5 million related to the Act, which consists of the following components:

•
An expense of $36.4 million to record a liability for the one-time transition tax on certain unremitted and untaxed earnings of our foreign subsidiaries. This amount consists of a $40.4 million liability that was recorded in the fourth quarter of 2017, which was adjusted in 2018 through a $4 million income tax benefit that was recorded to reduce the liability as a result of guidance that was issued by the IRS during the year and as a result of revisions made to certain estimates used in the calculation as of December 31, 2017;

•
An expense of $16.3 million to reduce the value of our net deferred tax assets, primarily as a result of the change in the U.S. corporate income tax rate from 35% to 21%. This amount consists of a $19.8 million charge recorded in the fourth quarter of 2017, which was adjusted in 2018 through a $2.2 million income tax benefit to increase the value of our net deferred tax assets based on further analysis of available tax accounting methods and elections and a $1.3 million income tax benefit to increase the value of our deferred tax assets related to certain executive compensation based on guidance that was issued by the IRS during the year; and

•
An income tax benefit of $60.2 million to reduce our deferred tax liability related to the earnings of our foreign subsidiaries that were not deemed to be indefinitely reinvested. This amount consists of a $59 million income tax benefit recorded in the fourth quarter of 2017, which was adjusted in 2018 through a $1.2 million income tax benefit recorded to reduce our estimate of the deferred tax liability.

Our accounting for the effects of the Act is complete as of December 31, 2018; however, there may be some elements of the Act that remain subject to further clarification by the issuance of future regulations or notices by the U.S. Treasury Department or IRS which could result in adjustments to previously recorded amounts, including the issuance of final regulations on January 15, 2019 related to the one-time transition tax. We are evaluating the effect of the final regulations on the amount of the transition tax liability but don't believe that the regulations will have a material impact on the recorded liability.
The FASB voted to permit companies to elect to record deferred taxes on temporary basis differences that are expected to reverse as GILTI in the future, rather than recording the tax effect of those temporary differences as a period cost. We have chosen to account for any taxes associated with GILTI as a period cost and, accordingly, we have included the impact of changes in these temporary differences on GILTI as a period cost in our current tax provision.

Equity in Earnings of Investees
In 2018, our share of earnings from equity method investees increased $1.1 million primarily due to improved performance by RM Sotheby's, partially offset by lower results from Acquavella Modern Art. (See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our equity method investments.)
Impact of Changes in Foreign Currency Exchange Rates
For the year ended December 31, 2018, changes in foreign currency exchange rates had a net favorable impact of approximately $0.9 million on our operating income, with revenues favorably impacted by $10.1 million and expenses unfavorably impacted by $9.2 million.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
Consolidated Results of Operations
Overview—In 2017, our net income was $118.8 million, or $2.20 per diluted share, representing a $44.7 million (60%) improvement when compared to 2016 when we reported net income of $74.1 million, or $1.27 per diluted share. After excluding certain items, Adjusted Net Income* improved $22.1 million (22%), from $99.6 million to $121.7 million, and Adjusted Diluted EPS* improved from $1.71 to $2.25. The improvement in Adjusted Net Income* was principally due to a stronger art market, which resulted in a 12% increase in Consolidated Sales and a 11% increase in auction commissions and fees when compared to 2016, as well as a significant improvement in our inventory activities. These factors were partially offset by a higher level of indirect expenses largely due to investments in growth initiatives and a higher level of incentive compensation reflecting improved performance against plan targets.

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

Consolidated Financial Data Table—The table below presents a summary of our consolidated results of operations and related statistical metrics for the years ended December 31, 2017 and 2016, as well as a comparison between the two years (in thousands of dollars, except per share data):

			Variance
Year Ended December 31,	2017	2016	$ / %	%
Revenues:
Agency commissions and fees (a)	$809,571	$724,398	$85,173	12%
Inventory sales	178,982	62,863	116,119	*
Finance	50,937	52,716	(1,779)	(3%)
Other	17,890	17,965	(75)	—%
Total revenues	1,057,380	857,942	199,438	23%
Expenses:
Agency direct costs (a)	150,133	125,889	24,244	19%
Cost of inventory sales	181,487	81,782	99,705	*
Cost of finance revenues	19,312	17,738	1,574	9%
Marketing	25,377	19,695	5,682	29%
Salaries and related (b)	318,555	315,640	2,915	1%
General and administrative	172,950	161,356	11,594	7%
Depreciation and amortization	24,053	21,817	2,236	10%
Voluntary separation incentive programs, net	(162)	(610)	448	73%
Total expenses	891,705	743,307	148,398	20%
Operating income	165,675	114,635	51,040	45%
Net interest expense (c)	(31,034)	(29,016)	(2,018)	(7%)
Non-operating income	7,045	11,115	(4,070)	(37%)
Income before taxes	141,686	96,734	44,952	46%
Income tax expense	25,415	25,957	(542)	(2%)
Equity in earnings of investees	2,508	3,262	(754)	(23%)
Net income	118,779	74,039	44,740	60%
Less: Net loss attributable to noncontrolling interest	(17)	(73)	56	77%
Net income attributable to Sotheby's	$118,796	$74,112	$44,684	60%
Diluted earnings per share - Sotheby's common shareholders	$2.20	$1.27	$0.93	73%
Statistical Metrics:
Aggregate Auction Sales (d)	$4,567,310	$4,247,873	$319,437	8%
Net Auction Sales (e)	$3,816,792	$3,556,090	$260,702	7%
Private Sales (f)	$744,640	$583,410	$161,230	28%
Consolidated Sales (g)	$5,490,932	$4,894,146	$596,786	12%
Effective income tax rate	17.9%	26.8%	(8.9%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (h)	$539,038	$476,154	$62,884	13%
Adjusted Operating Income (h)	$167,410	$156,379	$11,031	7%
Adjusted Net Income (h)	$121,699	$99,616	$22,083	22%
Adjusted Diluted EPS (h)	$2.25	$1.71	$0.54	32%
Adjusted Effective Income Tax Rate (h)	24.6%	23.0%	1.6%	N/A
EBITDA (h)	$199,298	$150,902	$48,396	32%
Adjusted EBITDA (h)	$200,176	$192,646	$7,530	4%

Legend:
*	Represents a variance in excess of 100%.
(a)
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain Agency-related revenues and expenses previously reported on a net basis in our Consolidated Income Statements. Results for the years ended December 31, 2017 and 2016 have been recast to reflect the retrospective adoption of ASC 606. (See Note 2 of Notes to Consolidated Financial Statements for additional information on our adoption of ASC 606.)

(b)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(c)	Represents interest expense principally attributable to long-term debt less non-operating interest income.
(d)	Represents the total hammer (sale) price of property sold at auction plus buyer’s premium, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(e)	Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
(f)	Represents the total purchase price of property sold in private sales that we have brokered, including our commissions.
(g)	Represents the sum of Aggregate Auction Sales, Private Sales, and inventory sales.
(h)	See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.
Agency Segment
Agency Segment Overview—In 2017, Agency segment income before taxes increased $36.7 million (54%), from $67.3 million to $103.9 million. After excluding certain items, Adjusted Agency Segment Income Before Taxes* improved $9.1 million (9%). The improvement in Adjusted Agency Segment Income Before Taxes* is principally due to a stronger art market, which resulted in a 12% increase in Consolidated Sales and associated increases in auction commissions (8%) and private sale commissions (22%), as well as a significant improvement in our inventory activities and better results from our portfolio of auction guarantees. These factors are partially offset by a higher level of indirect expenses largely due to investments in growth initiatives and a higher level of incentive compensation reflecting improved performance against plan targets.
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

__________________________________
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

			Variance
Year Ended December 31,	2017	2016	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions (a) (b)	$694,501	$641,220	$53,281	8%
Auction related fees, net (a) (b)	32,459	16,594	15,865	96%
Total Auction commissions and fees	726,960	657,814	69,146	11%
Private sale commissions (a) (b)	67,343	54,984	12,359	22%
Other Agency commissions and fees (a)	13,617	11,600	2,017	17%
Total Agency commissions and fees (b)	807,920	724,398	83,522	12%
Inventory sales (a)	167,628	54,829	112,799	*
Total Agency segment revenues (b)	975,548	779,227	196,321	25%
Expenses:
Agency direct costs:
Auction direct costs (b)	143,468	119,223	24,245	20%
Private sale expenses (b)	6,361	6,666	(305)	(5%)
Intersegment costs (c)	9,168	8,518	650	8%
Total Agency direct costs (b)	158,997	134,407	24,590	18%
Cost of inventory sales (d)	173,160	75,574	97,586	*
Marketing	24,860	19,311	5,549	29%
Salaries and related (e)	305,677	293,784	11,893	4%
General and administrative	165,224	155,448	9,776	6%
Depreciation and amortization	23,015	21,081	1,934	9%
Voluntary separation incentive programs, net	(148)	(614)	466	76%
Total Agency segment expenses	850,785	698,991	151,794	22%
Agency segment operating income	124,763	80,236	44,527	55%
Net interest expense (f)	(28,294)	(26,303)	(1,991)	(8%)
Non-operating income	6,479	11,384	(4,905)	(43%)
Equity in earnings of investees	995	1,967	(972)	(49%)
Agency segment income before taxes	$103,943	$67,284	$36,659	54%
Statistical Metrics:
Aggregate Auction Sales (g)	$4,567,310	$4,247,873	$319,437	8%
Net Auction Sales (h)	$3,816,792	$3,556,090	$260,702	7%
Items sold at auction with a hammer (sale) price greater than $1 million	558	528	30	6%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$2,322,634	$1,963,512	$359,122	18%
Items sold at auction with a hammer (sale) price greater than $3 million	192	163	29	18%
Total hammer (sale) price of items sold at auction with a hammer (sale) price greater than $3 million	$1,700,768	$1,369,147	$331,621	24%
Auction Commission Margin (i)	17.2%	17.1%	0.1%	N/A
Private Sales (j)	$736,825	$583,410	$153,415	26%
Consolidated Sales (k)	$5,471,763	$4,886,112	$585,651	12%
Non-GAAP Financial Measures:
Adjusted Agency Segment Income Before Taxes (l)	$106,732	$97,659	$9,073	9%

Legend:
*	Represents a variance in excess of 100%.
(a)	See Note 4 of Notes to Consolidated Financial Statements for a description of each component of Agency segment revenues.
(b)
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain Agency-related revenues and expenses previously reported on a net basis in our Consolidated Income Statements. Results for the years ended December 31, 2017 and 2016 have been recast to reflect the retrospective adoption of ASC 606. (See Note 2 of Notes to Consolidated Financial Statements for additional information on our adoption of ASC 606.)

(c)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes amounts charged by SFS for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(d)
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

(f)
Represents interest expense attributable to long-term debt, less non-operating interest income. On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, revolving credit facility costs are no longer allocated to our segments for the purpose of measuring segment profitability. Segment results for all prior periods have been recast to reflect this change in the measurement of segment profitability.

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
Auction Results—In 2017, our net auction results (i.e., auction commissions and fees, net of related direct costs) increased $44.9 million (8%) principally due to a 7% increase in Net Auction Sales. The comparison to the prior year was also impacted by changes in foreign currency exchange rates, which reduced net auction results by $9.4 million. Excluding the impact of changes in foreign currency exchange rates, net auction results increased $54.3 million (10%). See below for a more detailed discussion of Net Auction Sales and Auction Commission Margin.
Net Auction Sales—In 2017, Net Auction Sales increased $260.7 million (7%) principally due to a stronger art market, which resulted in significantly higher sales of Impressionist, Modern and Contemporary Art. The higher level of sales in these collecting categories was partially offset by a decrease in sales of Asian Art and Jewelry, as well as changes in foreign currency exchange rates which reduced Net Auction Sales by $71.6 million. Excluding the impact of changes in foreign currency exchange rates, Net Auction Sales increased by $332.3 million (9%).
Auction Commission Margin—In 2017, Auction Commission Margin improved slightly from 17.1% to 17.2%, reflecting changes to our buyer's premium rate structure and a shift in sales mix towards higher valued property.
Private Sale Results—In 2017, private sale commissions increased $12.4 million (22%) due to a higher level of transaction volume during the year, particularly with respect to higher valued property.
Inventory Activities—In 2017, the net results of our Agency segment inventory activities improved due to a lower level of inventory writedowns, as well as a number of profitable sales completed during the current year. The higher overall level of inventory sales and inventory cost of sales in 2017 was largely due to the sale at auction of a Fancy Vivid Pink Diamond for

$71.2 million, which resulted in a gain of approximately $0.4 million. (See Note 13 of Notes to Consolidated Financial Statements.)
Sotheby's Financial Services
The following table presents a summary of SFS income before taxes and related loan portfolio metrics as of and for the years ended December 31, 2017 and 2016 (in thousands of dollars):

			Variance
Year Ended December 31,	2017	2016	$ / %	%
Revenues:
Client paid revenues (a)	$50,937	$52,716	$(1,779)	(3%)
Intersegment revenues (b)	9,168	8,518	650	8%
Total finance revenues	60,105	61,234	(1,129)	(2%)
Expenses:
Corporate finance charge (c)	18,504	15,310	3,194	21%
Marketing	164	162	2	1%
Salaries and related (d)	5,024	4,599	425	9%
General and administrative	3,547	2,565	982	38%
Depreciation and amortization	244	119	125	*
Total SFS expenses	27,483	22,755	4,728	21%
SFS operating income	32,622	38,479	(5,857)	(15%)
Non-operating income (loss)	481	(144)	625	N/A
SFS income before taxes	$33,103	$38,335	$(5,232)	(14%)
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$590,609	$675,109	$(84,500)	(13%)
Average Loan Portfolio (f)	$637,759	$646,135	$(8,376)	(1%)
Finance Revenue Percentage (g)	9.4%	9.5%	(0.1%)	N/A
Client Paid Interest Revenue Percentage (h)	7.3%	6.7%	0.6%	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)	Includes client paid interest, facility fees, and collateral release fees.
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

(c)
On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, for the purpose of measuring segment profitability, SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. This charge is eliminated in the consolidation of Sotheby's results. Segment results for all prior periods have been recast to reflect this change in the measurement of segment profitability.

(d)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(e)	Represents the period end net loan portfolio balance.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(i)	Represents the annualized percentage of total client paid interest revenue in relation to the Average Loan Portfolio.

SFS income before taxes decreased $5.2 million (14%) in 2017 primarily due to non-recurring collateral release fees earned in the prior year and a lower level of facility fees attributable to a lower loan portfolio balance.
Marketing Expenses
In 2017, marketing expenses increased $5.7 million (29%) primarily due to higher spending related to digital initiatives, including costs to live stream our auctions, and higher sponsorship and client relationship development costs. To a lesser extent, costs incurred to promote the opening of an office in Dubai and the relocation of our Geneva salesroom also contributed to the increase.
Salaries and Related Costs
For the years ended December 31, 2017 and 2016, salaries and related costs consisted of the following (in thousands of dollars):

			Variance
Year Ended December 31,	2017	2016	$	%
Full-time salaries	$153,707	$143,577	$10,130	7%
Incentive compensation expense	59,562	41,035	18,527	45%
Employee benefits and payroll taxes	61,755	50,425	11,330	22%
Share-based payment expense	23,479	15,935	7,544	47%
Contractual severance agreements, net	—	7,354	(7,354)	(100%)
Acquisition earn-out compensation	—	35,000	(35,000)	(100%)
Other compensation expense (a)	20,052	22,314	(2,262)	(10%)
Total salaries and related costs	$318,555	$315,640	$2,915	1%
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire and other employment arrangements.
Full-Time Salaries—In 2017, full-time salaries increased $10.1 million (7%) principally due to base salary increases and headcount reinvestments.
Incentive Compensation—In 2017, incentive compensation expense increased $18.5 million (45%), reflecting improved performance against plan targets relative to the prior year.
Share-Based Payment Expense—In 2017, share-based payment expense increased by $7.5 million (47%), reflecting an increase in the estimate of the number of performance share units ultimately expected to vest relative to the prior year.
Employee Benefits and Payroll Taxes—In 2017, employee benefits and payroll taxes increased $11.3 million (22%), principally due to newly added staff, higher overall compensation levels, and increased employee severance costs. The increase in employee benefits and payroll taxes was also, in part, attributable to an increase in payroll taxes associated with a higher value of share-based payment awards vesting during the current year and higher DCP costs as a result of an improvement in the performance of deemed participant investments. On a consolidated basis, the higher level of DCP costs were largely offset by market gains in the trust assets related to the DCP, which were reflected in our Consolidated Income Statements within non-operating income.
Contractual Severance Agreements—In the first and third quarters of 2016, we entered into contractual severance agreements with certain former senior employees that provide cash severance benefits and the ability to continue to vest in share-based payment awards after termination of employment. In 2016, salaries and related costs included net charges of $7.4 million associated with these arrangements.
Acquisition Earn-Out Compensation—For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement reflecting the full achievement of the cumulative financial target as a result of our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during the initial annual period. The $35 million owed under the earn-out arrangement is being paid out in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020. (See Note 8 of Notes to Consolidated Financial Statements for additional information regarding the acquisition of AAP and the related earn-out arrangement.)

General and Administrative Expense
In 2017, general and administrative expenses increased $11.6 million (7%) largely as a result of higher levels of legal fees, facilities-related costs, and travel and entertainment, as well as a $1.5 million charge associated with an uncollectible Agency segment loan (see Note 5 of Notes to Consolidated Financial Statements). These factors were partially offset by a lower level of legal claims and client goodwill gestures.
Depreciation and Amortization Expense
In 2017, depreciation and amortization expense increased $2.2 million (10%) primarily due to a $1.9 million accelerated depreciation charge recorded in the fourth quarter of 2017 for certain building improvements and other fixed assets that were removed from service in connection with the York Property enhancement program.
Net Interest Expense
In 2017, net interest expense increased $2 million (7%) due to a higher interest rate related to the York Property Mortgage and $1 million of incremental interest expense associated with the refinancing of our 2022 Notes with proceeds from the issuance of the 2025 Notes. The incremental interest expense associated with the refinancing is principally due to the fact that the 2022 Notes remained outstanding until their contractual redemption date on January 11, 2018. (See Note 11 of Notes to Consolidated Financial Statements.)
Non-Operating Income
In 2017, non-operating income decreased $4.1 million (37%) primarily due to a reduction in the net credit associated with the U.K. Pension Plan. This decrease was primarily due to a lower expected rate of return on plan assets and an increase in the required amortization of prior year actuarial losses. The lower expected rate of return was the result of a change in asset allocation strategy in the first quarter of 2017, which reduced risk by investing a higher proportion of plan assets in debt securities.

Income Tax Expense
Our effective income tax rate for 2017 was 17.9%, compared to 26.8% in 2016. The decrease in our effective income tax rate was primarily due to a decrease in U.S. taxes owed on our foreign earnings and the reversal in 2017 of a liability for a previously uncertain tax position for which the statute of limitations has expired. These factors were partially offset by a change in the jurisdictional mix of pre-tax earnings, which resulted in a lower portion of our income coming from jurisdictions with a statutory tax rate that was lower than the 35% rate that was in effect in the U.S. during those periods. To a lesser extent, the change in our effective income tax rate between 2017 and 2016 was impacted by provisional net income tax expense of $1.2 million recorded in the fourth quarter of 2017 related to the U.S. Tax Cuts and Jobs Tax Act, as discussed in more detail below. (See Note 19 of Notes to Consolidated Financial Statements for additional information on Uncertain Tax Positions.)
In the fourth quarter of 2017, we recorded a provisional net income tax expense of approximately $1.2 million based on reasonable estimates for the tax effects related to the U.S. Tax Cuts and Jobs Tax Act, consisting of the following:

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

Equity in Earnings of Investees
In 2017, our equity in the earnings of our equity method investees decreased $0.8 million primarily due to lower earnings from RM Sotheby's, partially offset by improved results from Acquavella Modern Art. (See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our equity method investments.)
Impact of Changes in Foreign Currency Exchange Rates
For the year ended December 31, 2017, changes in foreign currency exchange rates had a net unfavorable impact of approximately $5.6 million on our operating income, with revenues unfavorably impacted by $14.1 million and expenses favorably impacted by $8.5 million.

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, and 2016
For the years ended December 31, 2018, 2017, and 2016 total cash, cash equivalents, and restricted cash (decreased) increased ($723.7) million, $367.7 million, and $323.1 million, respectively. The captioned sections below explain the significant factors contributing to the (decrease) increase in cash, cash equivalents, and restricted cash during each of these years. This discussion should be read in conjunction with our Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016.
Net Cash (Used) Provided by Operating Activities—We are predominantly an agency business that collects and remits cash on behalf of our clients. Accordingly, the net amount of cash provided or used in a period by our operating activities is significantly influenced by the timing of auction and private sale settlements. As discussed in Note 1 of Notes to Consolidated Financial Statements, under our standard auction payment terms, the purchase price is due from the buyer no more than 30 days after the sale date, with the net proceeds due to the consignor 35 days after the sale date. Accordingly, it is not unusual for us to hold significant balances of consignor net sale proceeds at the end of a quarterly reporting period that are disbursed soon thereafter. Additionally, we sometimes provide extended payment terms to an auction or private sale buyer. For auctions, the extent to which extended payment terms are provided can vary considerably from selling season to selling season. In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer, with the collection from the buyer sometimes occurring after the current balance sheet date. The amount of net cash provided or used by our operating activities in a reporting period is also a function of our net income or loss, the timing of payments made to vendors, the timing of compensation-related payments, the timing and extent of cash flows related to inventory activities, and the timing of the collection and/or payment of tax-related receivables and payables.
For the year ended December 31, 2018, net cash used by operating activities of approximately $77.8 million is principally due to net cash outflows of $260.9 million associated with the settlement of auction and private sale transactions during the period. This net cash outflow is the result of net sale proceeds that were remitted to consignors in early 2018 after being collected from buyers late in 2017. This cash outflow is partially offset by our net income for the period ($108.6 million) and net cash inflows from the sale of inventory ($19.3 million).
For the year ended December 31, 2017, net cash provided by operating activities of $368.5 million was largely attributable to net cash inflows of $153.5 million associated with the settlement of auction and private sale transactions during the period, due in part to collections from buyers late in 2017 for which the corresponding net sale proceeds were not disbursed to the consignors until early in 2018. Also contributing to the net cash provided by operating activities were the sale of inventory, including the sale of a Fancy Vivid Pink Diamond (see Note 13 of Notes to Consolidated Financial Statements), and our net income of $118.8 million for the period.
For the year ended December 31, 2016, net cash provided by operating activities of $156.2 million was principally attributable to net income of $74.1 million for the period and net proceeds received from the sale of inventory, including $34.2 million received upon the sale of an undivided 50% ownership interest in a Fancy Vivid Pink Diamond (see Note 13 of Notes to Consolidated Financial Statements).
Net Cash (Used) Provided by Investing Activities—For the year ended December 31, 2018, the net cash used by investing activities of $87.3 million is largely due to the funding of capital expenditures of $56.8 million, including $24 million attributable to the York Property enhancement program (see Part 1, Item 2, "Properties"), and the net funding of client loans ($25.6 million).
For the year ended December 31, 2017, the net cash provided by investing activities of $65.6 million was largely due to net collections of client loans ($54.8 million) and a $29.1 million net gain realized upon the settlement of derivative financial instruments designated as net investment hedges. These net cash inflows were partially offset by capital expenditures of $20.7 million primarily for various office renovations. (See Note 12 of Notes to Consolidated Financial Statements for additional information related to derivative financial instruments.)
For the year ended December 31, 2016, the net cash used by investing activities of $92.1 million was primarily attributable to the cash used to acquire AAP ($50.7 million, net of cash acquired), $21.4 million in capital expenditures related to various office renovations and digital technology initiatives, and the net funding of client loans ($15.4 million). (See Note 8 of Notes to Consolidated Financial Statements for information related to the acquisition of AAP.)
Net Cash Used by Financing Activities—For the year ended December 31, 2018, net cash used by financing activities of $548.6 million is primarily due to the extinguishment of our $300 million 2022 Senior Notes, including the payment of a $7.9 million call premium, and common stock repurchases ($295.2 million, including $10.5 million attributable to a forward contract indexed to Sotheby's stock as part of an accelerated share repurchase agreement). These net cash outflows were partially offset by net borrowings under our revolving credit facilities ($83.5 million).

For the year ended December 31, 2017, net cash used by financing activities of $77.6 million was due to net repayments of revolving credit facility borrowings ($368.5 million), common stock repurchases ($44.5 million), principal payments made on the York Property Mortgage ($39.7 million), and the funding of employee tax obligations related to share-based payments ($16.9 million). These net cash outflows were partially offset by the cash inflows from the refinancing of our 2022 Senior Notes in the fourth quarter of 2017.
For the year ended December 31, 2016, net cash used by financing activities of $351.6 million was predominantly due to common stock repurchases of $359.9 million.
(See Note 11 of Notes to Consolidated Financial Statements for additional information regarding our revolving credit facilities, the York Property Mortgage, and the refinancing of our 2022 Senior Notes. See Note 15 of Notes to Consolidated Financial Statements for information on our common stock repurchase program.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of December 31, 2018 (in thousands of dollars):

	Payments Due by Year
	Total	2019	2020 to 2021	2022 to 2023	Thereafter
Debt (a):
York Property Mortgage:
Principal payments	$260,843	$14,614	30,323	$215,906	$—
Interest payments	43,399	12,921	24,789	5,689	—
Sub-total	304,242	27,535	55,112	221,595	—
2025 Senior Notes:
Principal payments	400,000	—	—	—	400,000
Interest payments	136,500	19,500	39,000	39,000	39,000
Sub-total	536,500	19,500	39,000	39,000	439,000
Revolving credit facility borrowings	280,000	—	—	280,000	—
Total debt and interest payments	1,120,742	47,035	94,112	540,595	439,000
Other commitments:
Operating lease obligations (b)	105,360	20,039	31,804	21,199	32,318
Compensation arrangements (c)	11,350	6,207	4,400	743	—
Acquisition earn-out consideration (d)	17,500	8,750	8,750	—	—
Auction guarantees (e)	98,273	98,273	—	—	—
Unfunded loan commitments (f)	54,036	54,036	—	—	—
Liability related to U.S. Tax Cuts and Jobs Act (g)	15,271	—	—	4,113	11,158
Uncertain tax positions (h)	—	—	—	—	—
Total other commitments	301,790	187,305	44,954	26,055	43,476
Total	$1,422,532	$234,340	$139,066	$566,650	$482,476

(a)
The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. We are party to an interest rate collar, which effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. The table above assumes that the annual interest rate for the York Property Mortgage will be within the interest rate collar's floor and ceiling rates for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity. The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as forecasted additional annual principal prepayments of $6.25 million each July continuing through 2021. (See Note 11 of Notes to Consolidated Financial Statements for additional information related to the York Property Mortgage, as well as information related to the 2025 Senior Notes and our revolving credit facility. See Note 12 of Notes to Consolidated Financial Statements for additional information related to the interest rate collar.)

(b)
These amounts represent undiscounted non-cancellable future minimum operating lease commitments primarily related to salesroom and exhibition space, office space, and warehouse facilities, including any contractual market-based or indexed rent adjustments that are currently in effect. Operating lease obligations reflected in the table above do not include common area maintenance, insurance, or tax payments for which we are also obligated under the terms of certain leases.

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

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of December 31, 2018, net of amounts advanced, if any. (See Note 21 of Notes to Consolidated Financial Statements for additional information related to auction guarantees.)

(f) Represents unfunded commitments to extend additional credit through SFS. (See Note 5 of Notes to Consolidated Financial Statements for additional information related to the SFS loan portfolio.)
(g) Represents the income tax payable for the one-time mandatory transition tax on unremitted foreign earnings related to the U.S. Tax Cuts and Jobs Act. We elected to settle this liability in installments over eight years, as allowed by the Act. (See Note 18 of Notes to Consolidated Financial Statements.)

(h)
Excludes the $12.6 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Consolidated Balance Sheets as of December 31, 2018. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. (See Note 19 of Notes to Consolidated Financial Statements.)

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements: (i) see Note 5 of Notes to Consolidated Financial Statements, which discusses unfunded SFS loan commitments; (ii) see Note 21 of Notes to Consolidated Financial Statements, which discusses auction guarantees; and (iii) see Note 22 of Notes to Consolidated Financial Statements, which discusses operating lease obligations.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 12 of Notes to Consolidated Financial Statements.
CONTINGENCIES
For information related to contingencies: (i) see Note 5 of Notes to Consolidated Financial Statements, which discusses past due loans; (ii) see Note 19 of Notes to Consolidated Financial Statements, which discusses income tax contingencies; (iii) see Note 20 of Notes to Consolidated Financial Statements, which discusses legal and other tax contingencies; and (iv) see Note 21 of Notes to Consolidated Financial Statements, which discusses auction guarantees.
UNCERTAIN TAX POSITIONS
For information related to uncertain tax positions, see Note 19 of Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of December 31, 2018, we held cash and cash equivalents of $178.6 million, with $31.1 million held in the U.S. and $153.3 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). In addition to our available cash balances, we also have access to a revolving credit facility to support our various capital requirements. As of December 31, 2018, our revolving credit facility had a total available borrowing capacity of $577.8 million. (See Note 11 of Notes to Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facility.)
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
Repatriation of Foreign Earnings—On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted into law. One provision of the Act required U.S. taxes to be paid on certain of our foreign earnings that had not been repatriated, which totaled $460 million as of December 31, 2017. Our liability for this one-time mandatory transition tax, net of tax credits and other U.S. deductions, is approximately $25 million, and is being paid in installments over eight years beginning in 2018. In 2018, we repatriated approximately $370 million of the $460 million in foreign earnings to the U.S. and, as of December 31, 2018, the remaining liability for the one-time mandatory transition tax was approximately $15.3 million. (See statement on Forward Looking Statements.) (See Note 18 of Notes to the Consolidated Financial Statements for additional information of the effects of the Act.)

Assessment of Liquidity and Capital Requirements—We generally rely on operating cash flows, existing cash balances (including amounts collected on behalf of and owed to consignors), and revolving credit facility borrowings, if needed, to meet our liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings is dependent upon a number of factors including, but not limited to, the amount of available cash on hand, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, the timing of the settlement of existing client loans, the pursuit of business opportunities and growth initiatives, the timing and amount of common stock repurchases, the timing of the repatriation of foreign earnings, and the cyclical nature of the global art market.
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 21 of Notes to Consolidated Financial Statements); (iii) the potential funding of client loans (see Note 5 of Notes to Consolidated Financial Statements); (iv) repayments of outstanding revolving credit facility borrowings, if any, (v) the potential repayment of other debt; (vi) the funding of capital expenditures, including approximately $45 million related to various real estate projects; (vii) the funding of other possible business initiatives and/or investments; (viii) the funding of potential common stock repurchases (see Note 16 of Notes to Consolidated Financial Statements); and (ix) the funding of the other short-term and long-term commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
We believe that existing cash balances, operating cash flows, and revolving credit facility borrowings will be adequate to support our anticipated short and long-term commitments, operating needs and capital requirements through the June 23, 2023 expiration of our revolving credit facility. (See statement on Forward Looking Statements.)
ACQUISITION OF ART AGENCY, PARTNERS
See Note 8 of Notes to Consolidated Financial Statements for information related to our acquisition of Art Agency, Partners.
RECENT ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards that have not yet been adopted.
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

To the extent applicable, these non-GAAP financial measures exclude the effect of the following items, as detailed in the accompanying reconciliation tables below:

(i)	Restructuring charges;

(ii)	Charges related to contractual severance agreements entered into with certain former employees;

(iii)	Accelerated depreciation charges related to certain fixed assets that have been removed from service in connection with enhancements being made to the York Property;

(iv)	Earn-out compensation expense related to the acquisition of AAP;

(v)	Leadership transition severance costs;

(vi)	Net credits associated with our previous regional voluntary separation incentive programs;

(vii)	CEO Separation and Transition Costs;

(viii)	Special charges associated with shareholder activism;

(ix)	The loss incurred in connection with the extinguishment of our 2022 Senior Notes;

(x)	The write-off of unamortized credit facility fees related to the refinancing of our previous credit agreement;

(xi)	The charge resulting from the concurrent amendments to the York Property Mortgage and the related interest rate collar;

(xii)	The net charge associated with the effective settlement of an income tax audit;

(xiii)	Net income tax (benefit) expense associated with the enactment of the U.S. Tax Cuts and Jobs Act; and

(xiv)	Income tax expense associated with the repatriation of pre-2014 foreign earnings.

Adjusted Expenses, as reconciled below, also excludes agency direct costs, the cost of inventory sales, and the cost of finance revenues, all of which are variable in nature and can vary significantly from period-to-period. We use Adjusted Expenses to assess our cost structure when compared to prior periods and on a forward-looking basis, particularly in evaluating performance against our cost control initiatives. In the second quarter of 2018, we updated our definition of Adjusted Expenses to exclude agency direct costs as a result of the adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. As a result of the adoption of ASC 606, the following items previously reported on a net basis within revenues are now reported on a gross basis within agency direct costs: (i) fees owed to the counterparties in auction guarantee risk sharing arrangements and (ii) fees owed to third parties who introduce us to auction or private sale consignors. This change in presentation has added to the variability of our agency direct costs. Adjusted Expenses for the years ended December 31, 2018, 2017, and 2016 have been recast to reflect the retrospective adoption of ASC 606. (See Note 2 of Notes to Consolidated Financial Statements.)
We use Adjusted ETR to compare our effective income tax rate between reporting periods absent the effect of unusual items and the tax effects of items not reported in current year income. We also believe that these measures may be helpful to securities analysts, investors, financial institutions, and other interested parties in their evaluation of our effective income tax rate.
We caution users of our financial statements that amounts presented in accordance with these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.

The following is a reconciliation of total expenses to Adjusted Expenses for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

Year Ended December 31,	2018	2017	2016
Total expenses	$854,395	$891,705	$743,307
Subtract: Agency direct costs	184,491	150,133	125,889
Subtract: Cost of inventory sales	81,103	181,487	81,782
Subtract: Cost of finance revenues	4,056	19,312	17,738
Subtract: Restructuring charges	10,753	—	—
Subtract: Contractual severance agreement charges, net	2,625	—	7,354
Subtract: Accelerated depreciation charges	3,359	1,897	—
Subtract: Acquisition earn-out compensation expense	—	—	35,000
Subtract: Voluntary separation incentive program credits, net	—	(162)	(610)
Adjusted Expenses	$568,008	$539,038	$476,154
The following is a reconciliation of operating income to Adjusted Operating Income for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

Year Ended December 31,	2018	2017	2016
Operating income	$181,345	$165,675	$114,635
Add: Restructuring charges	10,753	—	—
Add: Contractual severance agreement charges, net	2,625	—	7,354
Add: Accelerated depreciation charges	3,359	1,897	—
Add: Acquisition earn-out compensation expense	—	—	35,000
Add: Voluntary separation incentive program credits, net	—	(162)	(610)
Adjusted Operating Income	$198,082	$167,410	$156,379
The following is a reconciliation of Agency segment income before taxes to Adjusted Agency Segment Income Before Taxes for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

Year Ended December 31,	2018	2017	2016
Agency segment income before taxes	$111,055	$103,943	$67,284
Add: Restructuring charges	10,660	—	—
Add: Contractual severance agreement charges, net	2,625	—	7,354
Add: Accelerated depreciation charges	3,359	1,897	—
Add: Acquisition earn-out compensation expense	—	—	23,635
Add: Voluntary separation incentive program credits, net	—	(148)	(614)
Add: Charge related to interest rate collar amendment	—	1,040	—
Adjusted Agency Segment Income Before Taxes	$127,699	$106,732	$97,659

The following is a reconciliation of net income attributable to Sotheby's to Adjusted Net Income for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 (in thousands of dollars):

Year Ended December 31,	2018	2017	2016	2015	2014
Net income attributable to Sotheby's	$108,634	$118,796	$74,112	$43,727	$117,795
Add: Restructuring charges (net), net of tax of ($2,327), $0, $0, $339, and ($5,221)	8,426	—	—	(633)	9,017
Add: Contractual severance agreement charges (net), net of tax of ($627), $0, ($2,852), $0, and $0	1,998	—	4,502	—	—
Add: Accelerated depreciation charges, net of tax of ($830), ($721), $0, $0, and $0	2,529	1,176	—	—	—
Add: Acquisition earn-out compensation expense, net of tax of $0, $0, ($13,615), $0, and $0	—	—	21,385	—	—
Add: Leadership transition severance costs, net of tax of $0, $0, $0, ($5,167), and $0	—	—	—	8,084	—
Add: Voluntary separation incentive program (credits) charges (net), net of tax of $0, $63, $227, ($13,298), and $0	—	(99)	(383)	23,640	—
Add: CEO separation and transition costs, net of tax of $0, $0, $0, ($1,651), and ($3,138)	—	—	—	2,581	4,453
Add: Special charges (net), net of tax of $0, $0, $0, $0, and ($8,875)	—	—	—	—	11,133
Add: Loss on extinguishment of debt, net of tax of ($2,692), $0, $0, $0, and $0	8,163	—	—	—	—
Add: Write-off of credit facility fees, net of tax of ($922), $0, $0, $0, and $0	3,060	—	—	—	—
Add: Charge related to interest rate collar amendment, net of tax of $0, ($398), $0, $0, and $0	—	642	—	—	—
Add: Net charge associated with the effective settlement of an income tax audit	4,837	—	—	—	—
Add: Income tax (benefit) expense associated with the enactment of the U.S. Tax Cuts and Jobs Act	(8,706)	1,184	—	—	—
Add: Income tax expense related to repatriation of pre-2014 foreign earnings	—	—	—	65,732	—
Adjusted Net Income	$128,941	$121,699	$99,616	$143,131	$142,398
The income tax effect of each line item in the reconciliation above of net income attributable to Sotheby's to Adjusted Net Income is computed using the relevant jurisdictional tax rate for each item.

The following is a reconciliation of diluted earnings per share to Adjusted Diluted EPS for the years ended December 31, 2018, 2017, 2016, 2015, and 2014:

Year Ended December 31,	2018	2017	2016	2015	2014
Diluted earnings per share	$2.09	$2.20	$1.27	$0.63	$1.68
Add: Restructuring charges (net), per share	0.16	—	—	(0.01)	0.13
Add: Contractual severance agreement charges (net), per share	0.04	—	0.08	—	—
Add: Accelerated depreciation charges, per share	0.05	0.02	—	—	—
Add: Acquisition earn-out compensation expense, per share	—	—	0.37	—	—
Add: Leadership transition severance costs, per share	—	—	—	0.11	—
Add: Voluntary separation incentive program (credits) charges (net), per share	—	—	(0.01)	0.34	—
Add: CEO separation and transition costs, per share	—	—	—	0.04	0.06
Add: Special charges (net), per share	—	—	—	—	0.16
Add: Write-off of credit facility fees, per share	0.06	—	—	—	—
Add: Extinguishment of debt, per share	0.16	—	—	—	—
Add: Charge related to interest rate collar amendment, per share	—	0.01	—	—	—
Add: Net charge associated with the effective settlement of an income tax audit, per share	0.09	—	—	—	—
Add: Income tax (benefit) expense associated with the enactment of the U.S. Tax Cuts and Jobs Act, per share	(0.17)	0.02	—	—	—
Add: Income tax expense related to repatriation of pre-2014 foreign earnings, per share	—	—	—	0.96	—
Adjusted Diluted EPS	$2.48	$2.25	$1.71	$2.07	$2.03
The following is a reconciliation of our effective income tax rate calculated in accordance with GAAP to our Adjusted ETR for the years ended December 31, 2018, 2017, and 2016:

Year Ended December 31,	2018	2017	2016
Effective income tax rate	20.8%	17.9%	26.8%
Add: Effect of enacted tax legislation	6.6%	(0.8%)	0.1%
Add: Changes in tax reserves	(0.1%)	4.8%	(1.3%)
Add: Excess tax benefits from share-based payments	0.8%	1.8%	0.0%
Add: Changes in valuation allowance	0.5%	0.0%	(0.5%)
Add: Taxes on equity earnings	(0.2%)	0.2%	(1.2%)
Add: Effective settlement of income tax audits	(4.2%)	0.0%	0.0%
Add: Tax effect related to items not in current year income	0.6%	0.7%	(0.9%)
Adjusted ETR	24.8%	24.6%	23.0%

The following is a reconciliation of net income attributable to Sotheby's to EBITDA and Adjusted EBITDA for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 (in thousands of dollars):

Year Ended December 31,	2018	2017	2016	2015	2014
Net income attributable to Sotheby's	$108,634	$118,796	$74,112	$43,727	$117,795
Add: Income tax expense	27,652	25,415	25,957	131,145	75,761
Add: Income tax expense related to equity investees	—	—	—	—	599
Subtract: Interest income	1,467	1,184	1,294	1,776	1,883
Add: Interest expense	39,984	32,218	30,310	32,745	35,189
Add: Depreciation and amortization	27,048	24,053	21,817	19,481	20,575
EBITDA	201,851	199,298	150,902	225,322	248,036
Add: Restructuring charges, net	10,753	—	—	(972)	14,238
Add: Contractual severance agreement charges, net	2,625	—	7,354	—	—
Add: Acquisition earn-out compensation expense	—	—	35,000	—	—
Add: Voluntary separation incentive program (credits) charges, net	—	(162)	(610)	36,938	—
Add: Leadership transition severance costs	—	—	—	13,251	—
Add: CEO separation and transition costs	—	—	—	4,232	7,591
Add: Special charges, net	—	—	—	—	20,008
Add: Extinguishment of debt	10,855	—	—	—	—
Add: Write-off of credit facility fees	3,982	—	—	—	—
Add: Charge related to interest rate collar amendment	—	1,040	—	—	—
Adjusted EBITDA	$230,066	$200,176	$192,646	$278,771	$289,873

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
See Part I, Item 1A, "Risk Factors."

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of December 31, 2018, our material financial instruments include: (i) cash and cash equivalents; (ii) restricted cash; (iii) notes receivable; (iv) credit facility borrowings; (v) the York Property Mortgage; (vi) various derivative financial instruments, including an interest rate collar and outstanding forward exchange contracts, as discussed in more detail below; and (vii) unsecured senior notes. (See Note 5 of Notes to Consolidated Financial Statements for information related to notes receivable. See Note 11 of Notes to Consolidated Financial Statements for information related to credit facility borrowings, the York Property Mortgage, and unsecured senior notes. See Note 12 of Notes to Consolidated Financial Statements for information regarding our derivative financial instruments.)
Interest Rate Risk—On July 1, 2015, we entered into a seven-year, $325 million mortgage loan to refinance the previous mortgage on the York Property. The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. In connection with the York Property Mortgage, we entered into a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. After taking into account the Mortgage Collar, the annual interest rate of the York Property Mortgage will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. As of December 31, 2018, the notional value of the Mortgage Collar was $260.8 million. (See Note 11 of Notes to Consolidated Financial Statements for information regarding the York Property Mortgage. See Note 12 of Notes to Consolidated Financial Statements for information regarding the Mortgage Collar.)
We believe that the interest rate risk associated with our other financial instruments is minimal as a hypothetical 10% increase or decrease in interest rates is immaterial to our cash flow, earnings, and the fair value of our financial instruments.
We are exposed to credit-related risks in the event of nonperformance by the counterparties to the Mortgage Collar. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.
Foreign Currency Exchange Rate Risk—We utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements, which primarily arise from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. In addition, as discussed in more detail below, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries. All derivative financial instruments are entered into by our global treasury function, which is responsible for monitoring and managing our exposure to foreign currency exchange rate movements. As of December 31, 2018, the notional value of the outstanding forward exchange contracts used to hedge our foreign currency exchange rate risk, including the net investment hedge contracts discussed below, was $243.3 million.
As of December 31, 2018, our foreign subsidiaries held approximately $155.5 million in foreign currency denominated cash and restricted cash balances. A hypothetical 10% strengthening or weakening of the U.S. dollar relative to all other currencies would result in a decrease or increase in our cash flow of approximately $15.5 million related to such foreign currency balances.
We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of December 31, 2018, the aggregate notional value of our outstanding net investment hedge contracts was $55.7 million.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sotheby’s and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/S/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2019

We have served as the Company's auditor since at least 1984, in connection with its initial public offering; however, an earlier year could not be reliably determined.

SOTHEBY'S
CONSOLIDATED INCOME STATEMENTS
(Thousands of dollars, except per share data)

Year Ended December 31,	2018	2017	2016

Revenues:
Agency commissions and fees	$891,774	$809,571	$724,398
Inventory sales	80,808	178,982	62,863
Finance	43,887	50,937	52,716
Other	19,271	17,890	17,965
Total revenues	1,035,740	1,057,380	857,942
Expenses:
Agency direct costs	184,491	150,133	125,889
Cost of inventory sales	81,103	181,487	81,782
Cost of finance revenues	4,056	19,312	17,738
Marketing	23,897	25,377	19,695
Salaries and related	342,687	318,555	315,640
General and administrative	180,360	172,950	161,356
Depreciation and amortization	27,048	24,053	21,817
Restructuring charges (see Note 25)	10,753	—	—
Voluntary separation incentive programs, net (see Note 24)	—	(162)	(610)
Total expenses	854,395	891,705	743,307
Operating income	181,345	165,675	114,635
Interest income	1,467	1,184	1,294
Interest expense	(39,984)	(32,218)	(30,310)
Extinguishment of debt	(10,855)	—	—
Write-off of credit facility fees	(3,982)	—	—
Non-operating income	4,688	7,045	11,115
Income before taxes	132,679	141,686	96,734
Income tax expense	27,652	25,415	25,957
Equity in earnings of investees	3,591	2,508	3,262
Net income	108,618	118,779	74,039
Less: Net loss attributable to noncontrolling interest	(16)	(17)	(73)
Net income attributable to Sotheby's	$108,634	$118,796	$74,112
Basic earnings per share - Sotheby's common shareholders	$2.10	$2.22	$1.28
Diluted earnings per share - Sotheby's common shareholders	$2.09	$2.20	$1.27
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

Year Ended December 31,	2018	2017	2016

Net income	$108,618	$118,779	$74,039
Other comprehensive (loss) income:
Currency translation adjustments	(9,510)	13,889	(34,899)
Cash flow hedges	399	2,635	642
Net investment hedges	1,768	(3,059)	16,618
Defined benefit pension plan	(2,235)	14,427	(6,515)
Total other comprehensive (loss) income	(9,578)	27,892	(24,154)
Comprehensive income	99,040	146,671	49,885
Less: Comprehensive loss attributable to noncontrolling interests	(16)	(17)	(73)
Comprehensive income attributable to Sotheby's	$99,056	$146,688	$49,958
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S CONSOLIDATED BALANCE SHEETS (Thousands of dollars)

December 31,	2018	2017
Assets
Current assets:
Cash and cash equivalents	$178,579	$544,432
Restricted cash (see Notes 11 and 15)	4,836	361,578
Accounts receivable, net	978,140	795,239
Notes receivable, net	103,834	87,746
Inventory	43,635	74,483
Income tax receivables	3,353	6,601
Prepaid expenses and other current assets (see Note 14)	38,631	32,010
Total current assets	1,351,008	1,902,089
Notes receivable, net	602,389	507,538
Fixed assets, net	386,736	352,035
Goodwill	55,573	50,547
Intangible assets, net	12,993	11,492
Income tax receivables	16,694	324
Deferred income taxes	37,035	35,674
Other long-term assets (see Note 14)	226,660	227,608
Total assets	$2,689,088	$3,087,307
Liabilities and Shareholders' Equity
Current liabilities:
Client payables	$997,168	$996,197
Accounts payable and accrued liabilities	101,366	90,298
Accrued salaries and related costs	92,219	94,310
Current portion of long-term debt, net	13,604	308,932
Accrued income taxes	31,169	8,127
Other current liabilities (see Note 14)	13,263	18,762
Total current liabilities	1,248,789	1,516,626
Credit facility borrowings	280,000	196,500
Long-term debt, net	638,786	653,003
Accrued income taxes	19,933	37,651
Deferred income taxes	14,569	15,163
Other long-term liabilities (see Note 14)	45,517	51,424
Total liabilities	2,247,594	2,470,367
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Common Stock, $0.01 par value	711	709
Authorized shares—200,000,000
Issued shares—71,188,120 and 70,830,184
Outstanding shares—46,346,863 and 52,461,996
Additional paid-in capital	463,623	453,364
Treasury stock shares, at cost: 24,841,257 and 18,368,188	(839,284)	(554,551)
Retained earnings	888,333	779,699
Accumulated other comprehensive loss	(72,044)	(62,466)
Total shareholders’ equity	441,339	616,755
Noncontrolling interest	155	185
Total equity	441,494	616,940
Total liabilities and shareholders' equity	$2,689,088	$3,087,307
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of dollars)

Year Ended December 31,	2018	2017	2016
Operating Activities:
Net income attributable to Sotheby's	$108,634	$118,796	$74,112
Adjustments to reconcile net income attributable to Sotheby's to net cash (used) provided by operating activities:
Extinguishment of debt	10,855	—	—
Write-off of credit facility fees	3,982	—	—
Depreciation and amortization	27,048	24,053	21,817
Deferred income tax benefit	(2,361)	(27,985)	(24,156)
Share-based payments	29,703	23,479	15,216
Net pension benefit	(3,155)	(4,660)	(6,895)
Inventory writedowns and bad debt provisions	10,305	14,902	23,441
Amortization of debt issuance costs	1,736	1,690	1,619
Equity in earnings of investees	(3,591)	(2,508)	(3,262)
Other	1,246	1,077	794
Changes in assets and liabilities:
Accounts receivable	(278,225)	(297,690)	437,398
Client payables	17,337	451,186	(136,097)
Related party client payables (see Note 27)	—	—	(285,418)
Inventory (see Note 13)	19,335	73,709	29,746
Changes in other operating assets and liabilities (see Note 15)	(20,661)	(7,589)	7,873
Net cash (used) provided by operating activities	(77,812)	368,460	156,188
Investing Activities:
Funding of notes receivable	(389,064)	(198,481)	(321,127)
Collections of notes receivable	363,494	253,268	305,770
Capital expenditures	(56,824)	(20,694)	(21,363)
Acquisitions, net of cash acquired (see Notes 8 and 9)	(6,094)	(75)	(54,343)
Funding of investments	(257)	(6,542)	(2,200)
Distributions from investees	3,204	4,825	1,925
Proceeds from the sale of equity investment	—	2,125	325
Proceeds from company-owned life insurance	—	2,100	2,182
Settlement of net investment hedges (see Note 12)	(1,747)	29,110	(3,308)
Net cash (used) provided by investing activities	(87,288)	65,636	(92,139)
Financing Activities:
Proceeds from credit facility borrowings	743,000	181,500	164,500
Repayments of credit facility borrowings	(659,500)	(550,000)	(141,000)
Repayments of York Property Mortgage	(14,258)	(39,667)	(7,302)
Proceeds from the issuance of 2025 Senior Notes (see Note 11)	—	400,000	—
Settlement of 2022 Senior Notes, including call premium (see Note 11)	(307,875)	—	—
Debt issuance and other borrowing costs	(4,482)	(5,729)	(320)
Repurchases of common stock	(284,733)	(44,495)	(359,885)
Purchase of forward contract indexed to Sotheby's common stock	(10,500)	—	—
Dividends paid	—	(2,375)	(1,743)
Funding of employee tax obligations upon the vesting of share-based payments	(10,222)	(16,857)	(5,890)
Net cash used by financing activities	(548,570)	(77,623)	(351,640)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10,022)	11,252	(35,472)
(Decrease) increase in cash, cash equivalents and restricted cash	(723,692)	367,725	(323,063)
Cash, cash equivalents, and restricted cash at beginning of period	923,926	556,201	879,264
Cash, cash equivalents, and restricted cash at end of period	$200,234	$923,926	$556,201
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See Note 12 for information regarding derivative financial instruments designated as net investment hedges.
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(Thousands of dollars, except per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	$700	$435,696	$(150,000)	$586,235	$(66,204)	$806,427
Net income attributable to Sotheby's				74,112		74,112
Other comprehensive loss					(24,154)	(24,154)
Common stock shares withheld to satisfy employee tax obligations		(5,890)				(5,890)
Restricted stock units vested, net	3	(3)				—
Amortization of share-based payment expense		15,216				15,216
Tax deficiency from share-based payments		(1,342)				(1,342)
Shares and deferred stock units issued to directors		934				934
Repurchases of common stock			(359,885)			(359,885)
Balance at December 31, 2016	703	444,611	(509,885)	660,347	(90,358)	505,418
Net income attributable to Sotheby's				118,796		118,796
Other comprehensive income					27,892	27,892
Stock options exercised	1	1,106				1,107
Common stock shares withheld to satisfy employee tax obligations		(16,857)				(16,857)
Restricted stock units vested, net	5	(5)				—
Amortization of share-based payment expense		23,479				23,479
Shares and deferred stock units issued to directors		999				999
Repurchases of common stock			(44,495)			(44,495)
Other adjustments related to share-based payments		31	(171)	556		416
Balance at December 31, 2017	709	453,364	(554,551)	779,699	(62,466)	616,755
Net income attributable to Sotheby's				108,634		108,634
Other comprehensive loss					(9,578)	(9,578)
Common stock shares withheld to satisfy employee tax obligations		(10,222)				(10,222)
Restricted stock units vested, net	2	(2)				—
Amortization of share-based payment expense		29,703				29,703
Shares and deferred stock units issued to directors		1,280				1,280
Repurchases of common stock			(284,733)			(284,733)
Forward contract indexed to Sotheby's common stock		(10,500)				(10,500)
Balance at December 31, 2018	$711	$463,623	$(839,284)	$888,333	$(72,044)	$441,339
See accompanying Notes to Consolidated Financial Statements

SOTHEBY'S
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies
Company Overview—Since 1744, Sotheby’s has been uniting collectors with world-class works of art, which in these financial statements is meant to include authenticated fine art, decorative art, jewelry, wine, and collectibles and may also be referred to as "art," "artwork," or "property." Today, Sotheby's offers property from more than 70 collecting categories to clients from 130 countries and presents auctions in ten different salesrooms, including New York, London, Hong Kong and Paris, and Sotheby’s BidNow program allows clients to view all auctions live online and place bids from anywhere in the world. We also offer collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
Accounting Principles—The Consolidated Financial Statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").
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
Equity investments through which we may significantly influence, but not control, the investee, are accounted for using the equity method. Under the equity method, our share of investee earnings or losses is recorded in our Consolidated Income Statements within Equity in Earnings of Investees. Our interest in the net assets of these investees is recorded on our Consolidated Balance Sheets within Other Long-Term Assets. (See Note 6 for information related to our equity method investments.)
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
Valuation of Inventory and Loan Collateral—The art market is not a highly liquid trading market. As a result, the valuation of art is inherently subjective and the realizable value of art often fluctuates over time. In estimating the realizable value of art held in inventory and art pledged as collateral for loans, we consider the following complex array of factors: (i) whether the property is expected to be offered at auction or sold privately, and the timing of any such sale; (ii) the supply and demand for the property, taking into account current art market conditions, as well as changing trends as to which collecting categories and artists are most sought after; (iii) recent sale prices achieved for comparable items within a particular collecting category and/or by a particular artist; (iv) the state of the global economy and financial markets; and (v) our intent and ability to hold the property in order to maximize its realizable value. Due to the inherent subjectivity involved in estimating the realizable value of art held in inventory and art pledged as collateral for loans, our estimates of realizable value may prove, with the benefit of hindsight, to be different than the amount ultimately realized upon sale.

Inventory—Inventory consists of artworks that we own and includes the following general categories:(i) artworks that have been obtained as a result of the failure of guaranteed property to sell at auction; (ii) artworks that have been purchased opportunistically, including property acquired for sale at auction; and (iii) other objects obtained incidental to the auction process (e.g., as a result of buyer default). (See Note 21 for information related to auction guarantees.)
Inventory is valued on a specific identification basis at the lower of cost or our estimate of realizable value (i.e., the expected sale price upon disposition). If there is evidence that the estimated realizable value of a specific item held in Inventory is less than its carrying value, a writedown is recorded to reflect our revised estimate of realizable value. For the years ended December 31, 2018, 2017, and 2016, inventory writedowns totaled $9.5 million, $13.6 million, and $22.3 million, respectively, and are recorded within Cost of Inventory Sales in our Consolidated Income Statements.
Although all of the items held in Inventory are available for immediate sale, the timing of eventual sale is difficult to predict due to the high value and unique nature of each item, as well as the cyclical nature of the global art market. We expect that the items held in Inventory will be sold in the ordinary course of our business during the normal operating cycle for such items.
Fixed Assets—Fixed Assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Buildings are depreciated over a useful life of up to 50 years. Building improvements are depreciated over a useful life of up to 20 years. Furniture and fixtures are depreciated over a useful life of up to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the improvement. Computer software purchased or developed for internal use consists of the cost of purchased software, as well as direct external and internal software development costs. These costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically between seven to ten years for enterprise systems and three years for other types of software. (See Note 7 for information related to Fixed Assets.)
Goodwill —Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested annually for impairment at the reporting unit level as of October 31 and between annual tests if indicators of potential impairment exist. These indicators could include a decline in our stock price and market capitalization, a significant change in the outlook for the reporting unit's business, lower than expected operating results, increased competition, legal factors, or the sale or disposition of a significant portion of a reporting unit. For reporting units with goodwill, an impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value. The fair value of the reporting units in our Agency segment is determined in reference to a blend of the income and market approaches, and the fair value of our art advisory reporting unit is determined using a discounted cash flow methodology. (See Note 9 for information related to Goodwill.)
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
Intangible Assets —Intangible assets are amortized over their estimated useful lives unless the useful life of a particular intangible asset is deemed to be indefinite. If indicators of potential impairment exist, intangible assets with defined useful lives are tested for impairment based on our estimates of undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. (See Note 9 for information related to Intangible Assets.)
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

Deferred Tax Assets & Liabilities—We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized, based on enacted tax rates, for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in our consolidated financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If we determine that sufficient negative evidence exists (for example, if we experience cumulative three-year losses in a certain jurisdiction), then we will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, our projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove to be more difficult to support the realization of our deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on our effective income tax rate and results. Conversely, if, after recording a valuation allowance, we determine that sufficient positive evidence exists in the jurisdiction in which the valuation allowance was recorded (for example, if we are no longer in a three-year cumulative loss position in the jurisdiction, and we expect to have future taxable income in that jurisdiction based upon our forecasts and the expected timing of deferred tax asset reversals), we may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on our effective income tax rate and on our results in the period such determination was made. (See Note 18 for information related to income taxes, including the recorded balances of our valuation allowance related to deferred tax assets.)
Revenue Recognition (Agency Commissions and Fees)—Through our Agency segment, we accept works of art on consignment and match sellers (also known as consignors) to buyers through the auction or private sale process. In both auction and private sale transactions, we act as exclusive agent for the seller. Prior to offering a work of art for sale, we perform due diligence activities to authenticate and determine the ownership history and condition of the consigned artwork. The revenue recognition policy for each of the principal components of Agency Commissions and Fees is described below. (See Note 4 for a table that summarizes our revenues by segment and type for the years ended December 31, 2018, 2017, and 2016.)
(1) Auction Commissions—In our role as auctioneer, we accept works of art on consignment and match sellers to buyers through the auction process. In an auction transaction, we act as exclusive agent for the seller. The terms of our arrangement with the seller are stipulated in a consignment agreement, which, among other things, entitles us to collect and retain an auction commission as compensation for our service. Our auction commission includes a premium charged to the buyer and, to a lesser extent, a commission charged to the seller, both of which are calculated as a percentage of the hammer price of the property sold at auction. In certain situations, in order to secure a high-value consignment, we may not charge a seller's commission and/or may share a portion of our buyer's premium with the seller. In situations when we share a portion of our buyer's premium with the seller, our auction commission revenue is recorded net of the amount paid to the seller.
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
(2) Auction Guarantees—From time-to-time, in the ordinary course of business, we will provide a guarantee to the consignor that their consigned artwork will achieve a specified minimum sale price at auction. This type of arrangement is known as an auction guarantee. If the property offered under an auction guarantee sells above the minimum guaranteed price, we are generally entitled to a share of the overage. In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the shortfall between the sale price at auction and the amount of the auction guarantee. If the property offered under the auction guarantee does not sell, we must pay the amount of the auction guarantee to the consignor and then take ownership of the unsold property and may recover the amount paid through its future sale. In certain limited situations, if the guaranteed property fails to sell at auction or if the purchaser defaults, the consignor has the right to cancel the auction guarantee and retain the property.
In situations when an item of guaranteed property does not sell and we take ownership of the property, it is taken into Inventory and recorded on our Consolidated Balance Sheets at the lower of its cost (i.e., the amount paid under the auction guarantee) or our estimate of the property’s net realizable value (i.e., the expected sale price upon its eventual disposition). The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of property acquired as a result of failed auction guarantees is inherently subjective and its realizable value often fluctuates over time. Accordingly, the proceeds ultimately realized on the sale of previously guaranteed property may equal, exceed, or be less than the estimated net realizable value recorded as Inventory on our Consolidated Balance Sheets.
We may reduce our financial exposure under auction guarantees through contractual risk sharing arrangements. Such auction guarantee risk sharing arrangements include irrevocable bid arrangements and, from time-to-time, partner sharing arrangements.
An irrevocable bid is an arrangement under which a counterparty irrevocably commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive, as their fee, a share of the buyer's premium earned on the sale and/or a share of any auction guarantee overage. Such fees paid to irrevocable bid counterparties are recorded within Agency Direct Costs in the period of the sale. If the irrevocable bid is the winning bid, the counterparty may sometimes receive a fee as compensation for providing the irrevocable bid. This fee is netted against the counterparty's obligation to pay the aggregate purchase price (i.e., the hammer price plus buyer's premium) and is recorded as a reduction to our auction commission revenue in the period of the sale.
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

Similar to a standard auction transaction, for property sold under an auction guarantee, the consignor receives the benefit of our auction service only when the sale is completed, upon the fall of the auctioneer's hammer, at which point in time we recognize our auction commission revenue and any auction guarantee overage or shortfall. In the event that the property offered under an auction guarantee sells for a hammer price that is less than the minimum guaranteed price, the amount of the shortfall is recorded net of any buyer’s premium commission earned on the sale. An auction guarantee shortfall may also be recognized prior to the date of the auction if we determine that it is probable that the expected selling price of the property, including buyer's premium, will not exceed the amount of the auction guarantee. The amount of any auction guarantee overage or shortfall is reported on a net basis within Agency Commissions and Fees.
(3) Consignor Expense Recoveries—We incur various direct costs in the fulfillment of our auction service. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. Auction consignment agreements sometimes permit us to recover all or a portion of these costs from the consignor through a deduction from their net sale proceeds if the item is sold at auction. Such recoveries are recognized as revenue in the period of the auction sale.
(4) Buyer Shipping Fees—Auction buyers may be charged a fee for shipping services associated with their purchased property. Such fees are recognized as revenue in the period when the shipping service is provided.
(5) Private Sale Commissions—Private sale commission revenues are earned through the direct brokering of purchases and sales of art. Private sales are generally initiated by a client wishing to sell their artwork with Sotheby's acting as their exclusive agent in the transaction. Such arrangements are evidenced by a legally binding consignment agreement between us and the seller, which outlines the terms of the arrangement, including the desired sale price and the amount or rate of commission that we may earn if a sale is completed, as well as, in certain instances, the period of time over which the artwork may be offered for private sale. The terms of the private sale consignment agreement create our sole performance obligation, which is to broker a legally binding sale of the consigned artwork to a qualified buyer as exclusive agent for the seller.
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
(6) Other Agency Commissions and Fees—From time-to-time, we earn commissions and fees connected with sales of art brokered by third parties. These commissions and fees are recognized at a point in time in the period when we receive confirmation from the third parties that the sale has been completed.

Revenue Recognition (Inventory Sales)—From time-to-time, the Agency segment earns revenue from the sale of items held in Inventory. Such sales may be consummated through either a private sale transaction or through an auction sale. For artworks that are sold privately, an executed agreement with the buyer is used to document the terms and conditions of the transaction. For artworks that are sold at auction, the sale is completed pursuant to the conditions of sale published in the corresponding auction catalogue. Regardless of the method of sale, title and control of the artwork are transferred to the buyer only upon payment of the full purchase price. Accordingly, sales of inventory are recognized at a point in time in the period when title and control of the artwork is transferred to the buyer.
Revenue Recognition (Finance Revenues)—Finance revenues consist principally of interest income earned on Notes Receivable. Such interest income is recognized when earned, based on the amount of the outstanding loan, the applicable interest rate on the loan, and the length of time the loan is outstanding during the period. (See Note 5 for information related to Notes Receivable.)
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
Revenue Recognition (License Fee Revenues)—Prior to 2004, we were engaged in the marketing and brokerage of luxury residential real estate sales through Sotheby's International Realty ("SIR"). In 2004, we sold SIR to a subsidiary of Realogy Corporation ("Realogy"), formerly Cendant Corporation. In conjunction with the sale, we entered into an agreement with Realogy to license the SIR trademark and certain related trademarks for an initial 50-year term with a 50-year renewal option (the "Realogy License Agreement"). The Realogy License Agreement is applicable worldwide.The Realogy License Agreement provides for an ongoing license fee during its term based on the volume of commerce transacted under the licensed trademarks. We also license the Sotheby's name for use in connection with the art auction business in Australia, and art education services in the U.S. and the U.K. The license fees earned from these arrangements are sales-based and are recognized in the periods in which the underlying sales occur.
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
In the limited circumstances when the buyer's payment due date is extended to a date that is beyond one year from the sale date, if the seller does not provide matched payment terms (i.e., we pay the seller before receiving payment from the buyer), the receivable balance is reclassified from Accounts Receivable to Notes Receivable on our Consolidated Balance Sheets. (See Note 5 for information on Agency segment Notes Receivable.)

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
We maintain an Allowance for Doubtful Accounts against our Accounts Receivable balances, which principally includes estimated losses associated with situations when we have paid the net sale proceeds to the seller and it is probable that payment will not be collected from the buyer. The Allowance for Doubtful Accounts also includes an estimate of probable losses inherent in the remainder of the Accounts Receivable balance. The amount of the required allowance is based on the facts available to management, including the value of any property held as collateral, and is reevaluated and adjusted as additional facts become known. Based on all available information, we believe that the Allowance for Doubtful Accounts is adequate as of December 31, 2018; however, actual losses may ultimately exceed the recorded allowance. As of December 31, 2018 and 2017, the Allowance for Doubtful Accounts was $9.1 million and $8.7 million, respectively.
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
Share-Based Payments—We grant share-based payment awards as compensation to certain employees. The amount of compensation expense recognized for share-based payments is based, in part, on our estimate of the number of units or shares ultimately expected to vest as a result of employee service. For share-based payment awards that vest annually over a multi-year period of service, compensation expense is amortized over the requisite service period according to a graded vesting schedule. For share-based payment awards that have a single vesting opportunity at the end of a service period, compensation expense is amortized on a straight-line basis over the requisite service period. (See Note 23 for additional information related to share-based payments.)
A substantial portion of the share-based payment awards vest only if we achieve established profitability (for awards granted prior to 2016) or certain return on invested capital (or "ROIC") targets (for awards granted beginning in 2016). The amount of compensation expense recognized for such performance-based awards is dependent upon our quarterly assessment of the likelihood of achieving these future profitability or ROIC targets. If, as a result of our assessment, we project that a greater number of performance share units will vest than previously anticipated, a life-to-date adjustment to increase compensation expense is recorded in the period such determination is made. Conversely, if, as a result of our assessment, we project that a lower number of performance share units will vest than previously anticipated, a life-to-date adjustment to decrease compensation expense is recorded in the period such determination is made. Accordingly, if our projections of future performance against these targets prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease.
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

Note 2—Recently Issued Accounting Standards
Accounting Standards Adopted in 2018
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (the "FASB") issued an Accounting Standards Update ("ASU") which amended previous revenue recognition guidance and requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is codified in U.S. GAAP under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.
We adopted ASC 606 on January 1, 2018 using the full retrospective method. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain revenues and expenses previously reported on a net basis in our Consolidated Income Statements. Specifically, the following items previously reported on a net basis within Agency Commissions and Fees are now reported on a gross basis within Agency Direct Costs: (i) fees owed to the counterparties in auction guarantee risk sharing arrangements and (ii) fees owed to third parties who introduce us to auction or private sale consignors. In addition, consignor expense recoveries and buyer shipping fees previously reported on a net basis within Agency Direct Costs are now reported on a gross basis within Agency Commission and Fees. The tables below under "Summary of Adjustments to Prior Period Presentation" show the impact of the retrospective adoption of ASC 606 on our Consolidated Income Statements for the years ended December 31, 2017 and 2016.
Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which updated the guidance on how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. We retrospectively adopted ASU 2016-15 on January 1, 2018. The adoption of ASU 2016-15 changed how we classify cash proceeds received from our investment in company-owned life insurance ("COLI"), which is held in a rabbi trust and used to fund certain deferred compensation liabilities. Prior to the adoption of ASU 2016-15, COLI proceeds were classified as cash inflows from operating activities, but are now classified as cash inflows from investing activities. The adoption of ASU 2016-15 also required us to make certain accounting policy elections with respect to the statement of cash flows. First, ASU 2016-15 clarifies that COLI premiums paid may be classified as cash outflows from operating or investing activities, or a combination of both. In connection with the adoption of ASU 2016-15, we made an accounting policy election to classify COLI premiums paid as cash outflows from operating activities, consistent with our previous presentation of such payments. Second, ASU 2016-15 allows distributions received from equity method investees to be classified using either the cumulative earnings approach or the nature of distribution approach. In connection with the adoption of ASU 2016-15, we made an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach, consistent with our previous presentation of such distributions. The other aspects of ASU 2016-15 did not result in a change to our existing accounting policies for the preparation of the statement of cash flows. The tables below under "Summary of Adjustments to Prior Period Presentation" show the impact of our retrospective adoption of ASU 2016-15 on our Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, to add and clarify guidance on the classification and presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In particular, ASU 2016-18 requires that restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period totals disclosed in the statement of cash flows. Transfers between restricted and unrestricted cash accounts are not to be reported within the statement of cash flows. Only restricted cash receipts or payments directly with third parties are to be reported in the statement of cash flows as either an operating, investing, or financing activity, depending on the nature of the transaction. We retrospectively adopted ASU 2016-18 on January 1, 2018. The tables below under "Summary of Adjustments to Prior Period Presentation" show the impact of our retrospective adoption of ASU 2016-18 on our Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016. (See Note 15 for information related to our restricted cash balances.)
Presentation of Pension and Postretirement Costs—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that the service cost component of net periodic pension cost be presented in the same statement of operations line item as other employee compensation costs, while the remaining components of net periodic pension cost be presented outside of operating income (loss). We retrospectively adopted ASU 2017-07 on January 1, 2018. The tables below under "Summary of Adjustments to Prior Period Presentation" show the impact of our retrospective adoption of ASU 2017-07 on our Consolidated Income Statements for the for the years ended December 31, 2017 and 2016. (See Note 10 for information related to our defined benefit pension plan in the U.K.)

Accumulated Comprehensive Income—On February 14, 2018, the FASB issued ASU 2018-02 to address industry concerns related to the application of ASC 740, Income Taxes, to certain provisions of the U.S. Tax Cuts and Jobs Act (the "Act"). Specifically, some constituents in the banking and insurance industries had expressed concerns about the requirement in ASC 740 that the effect of a change in tax laws or rates on deferred tax assets and liabilities be included in income from continuing operations in the reporting period that contains the enactment date of the change. That guidance applies even in situations in which the tax effects were initially recognized directly in other comprehensive income at the previous rate, resulting in stranded amounts in accumulated other comprehensive income ("AOCI") related to the income tax rate differential. We adopted ASU 2018-02 in the fourth quarter of 2018 and elected not to reclassify the stranded income tax effects in AOCI related to the Act to retained earnings in the statement of stockholders’ equity. Instead, any stranded income tax effects recorded in AOCI shall be reclassified into earnings in the period in which the underlying item is settled.
Defined Benefit Plans—On August 28, 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. In particular, this standard requires companies to provide the reasons for significant gains and losses in pension benefit obligations ("PBO's") and to explain any other significant changes in PBO's and plan assets not otherwise apparent. We adopted ASU 2018-14 in the fourth quarter of 2018 and provided the required disclosures in this report. (See Note 10.)
Summary of Adjustments to Prior Period Presentation
The following tables summarize the impact of the retrospective adoption of ASC 606 and ASU 2017-07 on our Consolidated Income Statements for the years ended December 31, 2017 and 2016 (in thousands of dollars):

Year Ended December 31, 2017	As Previously Reported	ASC 606 Adjustment	ASU 2017-07 Adjustment	As Adjusted
Revenues:
Agency commissions and fees	$741,580	$67,991	$—	$809,571
Total revenues	$989,389	$67,991	$—	$1,057,380
Expenses:
Agency direct costs	$82,142	$67,991	$—	$150,133
Salaries and related	$313,895	$—	$4,660	$318,555
Total expenses	$819,054	$67,991	$4,660	$891,705
Operating income	$170,335	$—	$(4,660)	$165,675
Non-operating income	$2,385	$—	$4,660	$7,045
Net income attributable to Sotheby's	$118,796	$—	$—	$118,796

Year Ended December 31, 2016	As Previously Reported	ASC 606 Adjustment	ASU 2017-07 Adjustment	As Adjusted
Revenues:
Agency commissions and fees	$671,833	$52,565	$—	$724,398
Total revenues	$805,377	$52,565	$—	$857,942
Expenses:
Agency direct costs	$73,324	$52,565	$—	$125,889
Salaries and related	$307,659	$—	$7,981	$315,640
Total expenses	$682,761	$52,565	$7,981	$743,307
Operating income	$122,616	$—	$(7,981)	$114,635
Non-operating income	$3,134	$—	$7,981	$11,115
Net income attributable to Sotheby's	$74,112	$—	$—	$74,112

The following tables summarize the impact of the retrospective adoption of ASU 2016-15 and ASU 2016-18 on our Consolidated Statement of Cash Flows for the years ended December 31, 2017, and 2016 (in thousands of dollars):

Year Ended December 31, 2017	As Previously Reported	ASU 2016-15 Adjustments	ASU 2016-18 Adjustments	As Adjusted
Operating Activities:
Restricted cash related to interest on 2022 Senior Notes	$(4,375)	$—	$4,375	$—
Changes in other operating assets and liabilities	$(5,489)	$(2,100)	$—	$(7,589)
Net cash provided by operating activities	$366,185	$(2,100)	$4,375	$368,460
Investing Activities:
Proceeds from company-owned life insurance	$—	$2,100	$—	$2,100
Increase in restricted cash	$(3,276)	$—	$3,276	$—
Net cash provided by investing activities	$60,260	$2,100	$3,276	$65,636
Financing Activities:
Restricted cash related to York Property Mortgage	$1,527	$—	$(1,527)	$—
Restricted cash related to 2022 Senior Notes, principal and premium	$(307,875)	$—	$307,875	$—
Net cash used by financing activities	$(383,971)	$—	$306,348	$(77,623)
Effect of exchange rate changes	$5,927	$—	$5,325	$11,252
Increase in cash, cash equivalents, and restricted cash (a)	$48,401	$—	$319,324	$367,725
Cash, cash equivalents, and restricted cash at beginning of period (a)	$496,031	$—	60,170	$556,201
Cash, cash equivalents, and restricted cash at end of period (a)	$544,432	$—	$379,494	$923,926

Year Ended December 31, 2016	As Previously Reported	ASU 2016-15 Adjustments	ASU 2016-18 Adjustments	As Adjusted
Operating Activities:
Changes in other operating assets and liabilities	$10,055	$(2,182)	$—	$7,873
Net cash provided by operating activities	$158,370	$(2,182)	$—	$156,188
Investing Activities:
Proceeds from company-owned life insurance	$—	$2,182	$—	$2,182
Increase in restricted cash	$(26,097)	$—	$26,097	$—
Net cash used by investing activities	$(120,418)	$2,182	$26,097	$(92,139)
Financing Activities:
Restricted cash related to York Property Mortgage	$(4,635)	$—	$4,635	$—
Net cash used by financing activities	$(356,275)	$—	$4,635	$(351,640)
Effect of exchange rate changes	$(34,343)	$—	$(1,129)	$(35,472)
Decrease in cash, cash equivalents, and restricted cash (a)	$(352,666)	$—	$29,603	$(323,063)
Cash, cash equivalents, and restricted cash at beginning of period (a)	$848,697	$—	30,567	$879,264
Cash, cash equivalents, and restricted cash at end of period (a)	$496,031	$—	$60,170	$556,201
(a) Restricted cash is included only in the adjusted balances, reflecting the retrospective adoption of ASU 2016-18.

Accounting Standards Not Yet Adopted
Leases—In February 2016, the FASB issued ASU 2016-02, Leases, which requires long-term lease arrangements to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and interest expense for financing leases. On July 30, 2018, the FASB issued ASU 2018-11, which makes targeted improvements to ASU 2016-02 (together, the "New Lease Standard").
We will adopt the New Lease Standard on January 1, 2019, using the modified retrospective method and will not restate comparative periods presented in the year of adoption. We will elect the package of practical expedients available under the transition provisions of the New Lease Standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing previous lease classification, and (iii) not revaluing initial direct costs for existing leases. In addition, we will elect the practical expedient which allows the aggregation of non-lease components with the related lease components when evaluating accounting treatment.
Upon the adoption of the New Lease Standard, we expect to record a right-of-use asset and a corresponding operating lease liability of approximately $70 million to $80 million. In addition, as of January 1, 2019, we have implemented internal controls over financial reporting relevant to the New Lease Standard. We do not expect the New Lease Standard to have a material impact on our results of operations, cash flows, or existing debt covenants.
(See Note 22 for additional information regarding our existing portfolio of leases.)
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
Consolidation—In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for VIE's, which, among other things, addresses fees paid to decision makers and related party service providers. ASU 2018-17 is effective for us beginning on January 1, 2020. We are currently assessing the potential impact of adopting ASU 2018-17 on our financial statements.
Note 3—Segment Reporting
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business as and is referred to in this report as Sotheby's Financial Services (or "SFS").
Through our Agency segment, we accept works of art on consignment and match sellers (also known as consignors) to buyers through the auction or private sale process. In both auction and private sale transactions, we act as exclusive agent for the seller. Prior to offering a work of art for sale, we perform due diligence activities to authenticate and determine the ownership history and condition of the consigned artwork. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process, and RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. The Agency segment is an aggregation of operating segments which include the auction, private sale, and other related activities that are conducted within various collecting categories, all of which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided.
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
Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business, brand licensing activities, and the results from other certain equity method investments (see Note 6).
Thomas S. Smith, Jr., Sotheby's CEO, is our chief operating decision maker. Mr. Smith regularly evaluates financial information about each of our segments in deciding how to allocate resources and assess performance. The performance of each segment is measured based on segment income before taxes, which excludes the unallocated items highlighted in the reconciliation below.

The following table presents our segment information for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

Year ended December 31, 2018	Agency	SFS	All Other		Reconciling items		Total
Revenues	$956,647	$50,856	$35,206		$(6,969)	(a)	$1,035,740
Interest income	$1,467	$—	$—		$—		$1,467
Interest expense	$33,402	$—	$—		$6,582	(b)	$39,984
Depreciation and amortization	$26,102	$120	$826		$—		$27,048
Segment income before taxes (b)	$111,055	$26,036	$7,762		$(12,174)	(c)	$132,679
Year ended December 31, 2017
Revenues (d)	$975,548	$60,105	$30,895		$(9,168)	(a)	$1,057,380
Interest income	$1,184	$—	$—		$—		$1,184
Interest expense	$29,478	$—	$—		$2,740	(b)	$32,218
Depreciation and amortization	$23,015	$244	$794		$—		$24,053
Segment income before taxes (b)	$103,943	$33,103	$10,696	(c)	$(6,056)	(c)	$141,686
Year ended December 31, 2016
Revenues (d)	$779,227	$61,234	$25,999		$(8,518)	(a)	$857,942
Interest income	$1,294	$—	$—		$—		$1,294
Interest expense	$27,597	$—	$—		$2,713	(b)	$30,310
Depreciation and amortization	$21,081	$119	$617		$—		$21,817
Segment income (loss) before taxes (b) (e)	$67,284	$38,335	$(482)		$(8,403)	(c)	$96,734
(a) The reconciling items related to revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(b)
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within Cost of Finance Revenues in our Consolidated Income Statements. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. Subsequent to the refinancing and resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, beginning in the third quarter of 2018, all borrowing costs associated with our revolving credit facility are recorded as interest expense in our Consolidated Income Statements.

As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, when measuring segment profitability: (i) revolving credit facility costs are no longer allocated to our segments and (ii) SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. Segment results for all prior periods have been recast to reflect these changes in the measurement of segment profitability.

(c)	The reconciling items related to segment income before taxes are detailed in the table below.

(d)	Agency segment revenue for the years ended December 31, 2017 and 2016 has been recast to reflect the retrospective adoption of ASC 606. (See Notes 2 and 3.)

(e)
Agency segment income before taxes for the year ended December 31, 2016 includes $23.9 million of compensation expense related to an earn-out arrangement with the former principals of AAP. All Other segment income (loss) before taxes for the year ended December 31, 2016 includes $11.1 million of compensation expense related to this earn-out arrangement. (See Note 8.)

The table below presents a reconciliation of segment income (loss) before taxes to consolidated income before taxes for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

Year ended December 31,	2018	2017	2016
Agency	$111,055	$103,943	$67,284
SFS	26,036	33,103	38,335
All Other	7,762	10,696	(482)
Segment income before taxes	144,853	147,742	105,137
Unallocated amounts and reconciling items:
Revolving credit facility costs (a)	(14,623)	(22,052)	(20,451)
SFS corporate finance charge	16,895	18,504	15,310
Extinguishment of debt	(10,855)	—	—
Equity in earnings of investees (b)	(3,591)	(2,508)	(3,262)
Income before taxes	$132,679	$141,686	$96,734
(a) For the year ended ended December 31, 2018, revolving credit facility costs in the table above includes approximately $4 million of unamortized fees related to our previous credit agreements that were written off in the second quarter of 2018. (See Note 11.)
(b) For segment reporting purposes, our share of earnings related to equity investees is included as part of income before taxes. However, such earnings are reported separately below income before taxes in our Consolidated Income Statements. (See Note 6.)
The table below presents geographic information about our revenues for the years ended December 31, 2018, 2017, and 2016 for all countries which exceeded 5% of total revenues (in thousands of dollars):

Year ended December 31,	2018	2017	2016
United States	$484,275	$423,169	$399,500
United Kingdom	263,116	248,802	204,262
Hong Kong and China	176,636	227,753	149,792
Switzerland	43,351	97,246	51,327
France	58,313	56,114	46,631
Other countries	17,018	13,464	14,948
Reconciling item:
Intercompany revenue	(6,969)	(9,168)	(8,518)
Total	$1,035,740	$1,057,380	$857,942
The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2018, 2017, and 2016 (in thousands of dollars):

December 31,	2018	2017	2016
Agency	$1,886,986	$2,395,429	$1,759,670
SFS	705,779	608,713	687,649
All Other	39,241	40,566	42,246
Total segment assets	2,632,006	3,044,708	2,489,565
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	57,082	42,599	14,861
Consolidated assets	$2,689,088	$3,087,307	$2,504,426
Substantially all of our capital expenditures for the years ended December 31, 2018, 2017, and 2016 were attributable to the Agency segment.

Note 4—Revenues
The Agency segment, which is our predominant source of revenue, earns commissions and fees by acting as agent for clients wishing to sell their artworks through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that are owned by Sotheby's. Outside of the Agency segment, we earn revenues from art advisory services, retail wine sales, and brand licensing activities, which are aggregated and classified within All Other for segment reporting purposes, as well as from the art-related financing activities conducted by SFS. The revenues earned by the Agency and All Other segments are accounted for in accordance with ASC 606, Revenue from Contracts with Customers, which was retrospectively adopted on January 1, 2018. The revenues earned by SFS are not within the scope of ASC 606. (See Note 2 for information regarding the retrospective adoption of ASC 606.)
The following tables summarize our revenues by segment and type for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

Year ended December 31, 2018	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$767,881	$—	$—	$767,881
Auction related fees, net (a)	29,088	—	—	29,088
Private sale commissions	82,263	—	1,000	83,263
Other Agency commissions and fees	11,181	—	361	11,542
Total Agency commissions and fees	890,413	—	1,361	891,774
Inventory sales	66,234	—	14,574	80,808
Advisory revenues	—	—	6,147	6,147
License fee and other revenues	—	—	13,124	13,124
Total revenue from contracts with customers	956,647	—	35,206	991,853
Finance revenue:
Interest and related fees	—	43,887	—	43,887
Total revenues	$956,647	$43,887	$35,206	$1,035,740

Year ended December 31, 2017	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$694,501	$—	$—	$694,501
Auction related fees, net (a)	32,459	—	—	32,459
Private sale commissions	67,343	—	815	68,158
Other Agency commissions and fees	13,617	—	836	14,453
Total Agency commissions and fees	807,920	—	1,651	809,571
Inventory sales	167,628	—	11,354	178,982
Advisory revenues	—	—	5,767	5,767
License fee and other revenues	—	—	12,123	12,123
Total revenue from contracts with customers	975,548	—	30,895	1,006,443
Finance revenue:
Interest and related fees	—	50,937	—	50,937
Total revenues	$975,548	$50,937	$30,895	$1,057,380

Year ended December 31, 2016	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$641,220	$—	$—	$641,220
Auction related fees, net (a)	16,594	—	—	16,594
Private sale commissions	54,984	—	—	54,984
Other Agency commissions and fees	11,600	—	—	11,600
Total Agency commissions and fees	724,398	—	—	724,398
Inventory sales	54,829	—	8,034	62,863
Advisory revenues	—	—	6,596	6,596
License fee and other revenues	—	—	11,369	11,369
Total revenue from contracts with customers	779,227	—	25,999	805,226
Finance revenue:
Interest and related fees	—	52,716	—	52,716
Total revenues	$779,227	$52,716	$25,999	$857,942

(a)	Auction Related Fees, net includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
The table below summarizes the balances recorded on our Consolidated Balance Sheets related to contracts with customers as of and for the years ended December 31, 2018 and 2017 (in thousands of dollars):

December 31,	2018	2017
Accounts Receivable
Balance as of beginning of period	$783,706	$424,418
Balance as of end of period	$967,817	$783,706
Increase	$184,111	$359,288
Client Payables
Balance as of beginning of period	$996,197	$511,876
Balance as of end of period	$997,168	$996,197
Increase	$971	$484,321
The balances of Accounts Receivable presented in the table above relate almost entirely to amounts due from auction and private sale buyers. To a much lesser extent, they also include amounts owed to us in relation to our advisory services and brand licensing activities. Interest and related fees due to SFS, which are recorded within Accounts Receivable on our Consolidated Balance Sheets, are excluded from this table because they are not considered to be contract balances under ASC 606.
The increases in Accounts Receivable and Client Payables during the year ended December 31, 2018 are primarily due to a higher level of Net Auction Sales in the fourth quarter of 2018 as compared to the same period in 2017. The increases versus the prior year are also influenced by the timing of auction sale settlements, which resulted in us holding significant balances of net sales proceeds at the end of 2017 that were disbursed to consignors in early 2018. The increases in Accounts Receivable and Client Payables during the year ended December 31, 2017 are primarily due to a higher level of Net Auction Sales in the fourth quarter of 2017 as compared to the same period in 2016.
In certain instances, and subject to management approval under our internal corporate governance policy, we may pay the net sale proceeds to the consignor before payment is collected from the buyer and/or we may allow the buyer to take possession of the property before making payment. In situations when the buyer takes possession of the property before making payment, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. As of December 31, 2018 and 2017, Accounts Receivable (net) included $118.7 million and $92.1 million, respectively, related to situations when we paid the consignor all or a portion of the net sales proceeds before payment was collected from the buyer. As of December 31, 2018 and 2017, Accounts Receivable (net) also included $39.6 million and $53.8 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.

We incur various direct costs in the fulfillment of our auction services. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. A large portion of these costs are funded prior to the auction and are recorded on our Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the auction sale when they are expensed to Direct Costs of Services in the Consolidated Income Statements. As of December 31, 2018 and 2017, the contract cost balances recorded within Prepaid Expenses and Other Current Assets were $10.8 million and $9.6 million, respectively.
Note 5—Notes Receivable
Sotheby's Financial Services—SFS makes term loans secured by artworks that are not presently intended for sale, allowing us to establish or enhance mutually beneficial relationships with art collectors. Term loans may also generate future auction or private sale consignments through the sale of the collateral at the conclusion of the loan and/or through future purchases of new property by the borrower. In certain situations, term loans are made to refinance the accounts receivable balances generated by the auction and private sale purchases of our clients. Term loans normally have an initial maturity of one year with an option to renew for an additional year, and typically carry a variable market rate of interest. To a much lesser extent, SFS also makes consignor advances secured by artworks that are contractually committed, in the near term, to be offered for sale through our Agency segment. Consignor advances allow sellers to receive funds upon consignment for an auction or private sale that will occur up to one year in the future and normally have short-term maturities.
As of December 31, 2018 and 2017, the net Notes Receivable balance of SFS was $694 million and $590.6 million, respectively. As of December 31, 2018 and 2017, $99.7 million and $85.1 million, respectively, of the net Notes Receivable balance of SFS was classified within current assets on our Consolidated Balance Sheets, with the remainder classified within non-current assets. The classification of a loan as current or non-current takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.
As of December 31, 2018 and 2017, the net Notes Receivable balance of SFS includes $126.2 million and $54.4 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the years ended December 31, 2018 and 2017, SFS issued $130 million and $6.5 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Consolidated Statements of Cash Flows. For the years ended December 31, 2018 and 2017, such repayments totaled $58.2 million and $40.8 million, respectively.
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
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of December 31, 2018 and 2017 (in thousands of dollars):

December 31,	2018	2017
Secured loans	$693,977	$590,609
Low auction estimate of collateral	$1,629,270	$1,369,235
Aggregate LTV ratio	43%	43%

The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of December 31, 2018 and 2017 (in thousands of dollars):

December 31,	2018	2017
Secured loans with an LTV ratio above 50%	$264,916	$168,116
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$476,157	$269,063
Aggregate LTV ratio of secured loans with an LTV above 50%	56%	62%
The table below provides other credit quality information regarding secured loans made by SFS as of December 31, 2018 and 2017 (in thousands of dollars):

December 31,	2018	2017
Total secured loans	$693,977	$590,609
Loans past due	$14,405	$62,570
Loans more than 90 days past due	$8,911	$56,087
Non-accrual loans	$3,854	$—
Impaired loans	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—
Allowance for credit losses based on historical data	1,075	1,253
Total allowance for credit losses - secured loans	$1,075	$1,253
We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligation. As of December 31, 2018, $14.4 million of the net Notes Receivable balance was past due, of which $8.9 million was more than 90 days past due. We are continuing to accrue interest on $10.6 million of past due loans and, as of December 31, 2018, the collateral securing such loans has a low auction estimate of approximately $110.2 million, resulting in a weighted average LTV ratio of approximately 40%. In consideration of expected loan renewals, loan repayments received to date in 2019, as well as the value of the remaining collateral, and our current collateral disposal plans, we believe that the principal and interest amounts owed for these past due loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to our determination that it is probable that future interest on the loan will not collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of January 1, 2018, one of the past due loans included in the table above, which then had a recorded investment balance of $49.5 million consisting of a principal balance of $47.7 million and $1.8 million in accrued interest, was placed on non-accrual status. Subsequent to January 1, 2018, the balance of this loan was reduced through the collection of collateral sale proceeds and, as of December 31, 2018, our recorded investment in the loan was approximately $5.6 million, consisting of the $3.8 million principal balance and $1.8 million in accrued interest. The remaining investment in this loan was collected in January 2019 through the collection of additional collateral sale proceeds.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. The determination of whether a specific loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional facts become known. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of December 31, 2018 and 2017, there were no impaired SFS loans outstanding.
As of December 31, 2018, unfunded commitments to extend additional credit through SFS were approximately $54 million.

Agency Segment—As discussed in Note 1, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Consolidated Balance Sheets. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Consolidated Statements of Cash Flows. As of December 31, 2017, Notes Receivable (net) within the Agency segment included a $2.7 million balance that was reclassified from Accounts Receivable (net). This loan was substantially repaid in the fourth quarter of 2018.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. In the fourth quarter of 2017, we determined that one such loan was impaired as a result of the bankruptcy of the art dealer and recorded a credit loss of $1.5 million in the period. We have commenced legal proceedings against one of the individuals who personally guaranteed this loan. As of December 31, 2018 and 2017 loans of this type totaled $3.1 million and $2.1 million, respectively. These balances include a loan of $2.1 million for which we are no longer accruing interest, but believe that the recorded balance is collectible.
In certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such Agency segment consignor advances are recorded on our Consolidated Balance Sheets within Notes Receivable (net) and totaled $3.2 million as of December 31, 2018.
Allowance for Credit Losses—For the years ended December 31, 2018 and 2017, activity related to the Allowance for Credit Losses by segment was as follows (in thousands of dollars):

	SFS	Agency	Total
Balance as of January 1, 2017	$1,270	$—	$1,270
Change in loan loss provision based on historical data	(17)	—	(17)
Change in loan loss provision for impaired loans	—	1,525	1,525
Balance as of December 31, 2017	1,253	1,525	2,778
Change in loan loss provision based on historical data	(178)	—	(178)
Balance as of December 31, 2018	$1,075	$1,525	$2,600
Note 6—Equity Method Investments
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
The original term of the AMA partnership agreement was due to expire in 2000, and it was renewed on an annual basis through 2016. On April 27, 2017, the AMA partnership agreement was amended to extend the term of the partnership to May 1, 2022. Upon dissolution of AMA, if we and ACA elect not to liquidate the property and assets of AMA, any assets remaining after the payment of expenses and any other liabilities of AMA will be distributed to us and AMA as tenants-in-common or in some other reasonable manner.
The net assets of AMA consist almost entirely of the Matisse Inventory. As of December 31, 2018 and 2017, the carrying value of the Matisse Inventory was $30 million and $33.9 million, respectively. As of December 31, 2018 and 2017, the carrying value of our investment in AMA was $2.7 million and $4.8 million, respectively. For the years ended December 31, 2018, 2017, and 2016, our results include $1.2 million, $1.7 million, and $1.3 million, respectively, of equity earnings related to AMA. From time-to-time, we transact with the principal shareholder of ACA in the normal course of our business.
RM Sotheby's—On February 18, 2015, we acquired a 25% ownership interest in RM Auctions, an auction house for investment-quality automobiles, for $30.7 million. Following our investment, RM Auctions is now known as RM Sotheby's. In addition to the initial 25% ownership interest, we have governance participation through a comprehensive partnership agreement. As of December 31, 2018 and 2017, the carrying value of our investment in RM Sotheby's was $39.1 million and $36.4 million, respectively. For the years ended December 31, 2018, 2017, and 2016, our results include $2.7 million, $1.2 million, and $2 million, respectively, of equity earnings related to RM Sotheby's.

Other—In the second quarter of 2017, we formed a partnership through which artworks are being purchased and sold. As of December 31, 2018 and 2017 our investment in this partnership was $5.7 million, representing our 50% ownership interest.
Note 7—Fixed Assets
As of December 31, 2018 and 2017, Fixed Assets consisted of the following (in thousands of dollars):

December 31,	2018	2017
Land	$92,338	$92,591
Buildings and building improvements	235,469	235,222
Leasehold improvements	82,350	84,504
Computer hardware and software	94,632	77,179
Furniture, fixtures and equipment	81,628	81,031
Construction in progress	34,233	9,492
Other	3,297	1,767
Sub-total	623,947	581,786
Less: Accumulated depreciation and amortization	(237,211)	(229,751)
Total Fixed Assets, net	$386,736	$352,035
In September 2017, we initiated an enhancement program to our headquarters building at 1334 York Avenue in New York (the "York Property") to create new state-of-the art galleries, as well as new public and client exhibition spaces. As a result of this enhancement program, certain building improvements and other fixed assets were removed from service before the end of their originally estimated useful lives, resulting in accelerated depreciation expense of $3.4 million and $1.9 million recognized in 2018 and 2017, respectively, recorded on our Consolidated Income Statements within Amortization and Depreciation. For the years ended December 31, 2018, 2017, and 2016, Depreciation and Amortization related to Fixed Assets was $24 million, $22.1 million, and $19.9 million, respectively.
Note 8—Acquisition of Art Agency, Partners
On January 11, 2016, we acquired Art Agency, Partners, a firm that provides a range of art-related services, in exchange for initial cash consideration of $50 million and future earn-out payments of up to $35 million, as discussed in more detail below. The purchase agreement governing the acquisition of AAP includes non-competition and non-solicitation covenants that continue in effect until January 2021. In connection with this acquisition, each of the former principals of AAP also entered into a five-year employment agreement that extends through January 2021. Each employment agreement also includes non-competition and non-solicitation covenants that continue through January 2021, and are in effect for 12 months following the end of employment.
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
For the year ended December 31, 2016, we recognized $35 million of compensation expense associated with the AAP earn-out arrangement, reflecting the full achievement of the Target as a result of our improved market share in the Contemporary Art collecting category, as well as an improvement in auction commission margins, during the initial annual period. The $35 million owed under the earn-out arrangement is being paid in four annual increments of $8.75 million in the first quarter of each year beginning in 2017 and through 2020. The portion of the accrued liability due in the first quarter of 2019 ($8.75 million) is recorded within Accrued Salaries and Related Costs on our Consolidated Balance Sheets. The remaining liability ($8.75 million) is recorded within Other Long-Term Liabilities. (See Note 14.)

The table below summarizes the allocation of the total purchase price paid for AAP to the assets acquired and liabilities assumed (in thousands of dollars):

Purchase price:
Initial cash consideration	$50,000
Working capital adjustment	1,189
Total purchase price	$51,189
Allocation of purchase price:
Net working capital acquired	$1,572
Fixed assets and other long-term assets	173
Goodwill	34,490
Intangible assets - customer relationships (see Note 9)	10,800
Intangible assets - non-compete agreements (see Note 9)	3,060
Deferred tax assets	1,094
Total purchase price	$51,189
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
Note 9—Goodwill and Intangible Assets
Goodwill—For the years ended December 31, 2018 and 2017, changes in the carrying value of Goodwill were as follows (in thousands of dollars):

	Year ended December 31, 2018			Year ended December 31, 2017
	Agency	All Other	Total	Agency	All Other	Total
Balance as of January 1,	$44,396	$6,151	$50,547	$43,878	$6,151	$50,029
Goodwill acquired	5,259	—	5,259	—	—	—
Foreign currency exchange rate changes	(233)	—	(233)	518	—	518
Balance as of December 31,	$49,422	$6,151	$55,573	$44,396	$6,151	$50,547
On February 2, 2018, we acquired Viyet, an online marketplace for interior design specializing in vintage and antique furniture, decorative objects, and accessories. This acquisition was immaterial and complements and enhances our online sales program, and provides an additional sale format to offer clients. In October 2018, Viyet was rebranded as Sotheby's Home.

Intangible Assets—As of December 31, 2018 and 2017, intangible assets consisted of the following (in thousands of dollars):

	Amortization Period	December 31, 2018	December 31, 2017
Indefinite lived intangible assets:
License (a)	N/A	$324	$324
Intangible assets subject to amortization:
Customer relationships - AAP (see Note 8)	8 years	10,800	10,800
Non-compete agreements - AAP (see Note 8)	5-6 years	3,060	3,060
Artworks database (b)	10 years	1,275	1,200
Technology	4 years	4,461	—
Total intangible assets subject to amortization		19,596	15,060
Accumulated amortization		(6,927)	(3,892)
Total amortizable intangible assets (net)		12,669	11,168
Total intangible assets (net)		$12,993	$11,492
(a) Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.
(b) Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and subsequent cash payments made in the third quarters of 2017 and 2018.
For the years ended December 31, 2018, 2017, and 2016 amortization expense related to intangible assets was approximately $3 million, $2 million, and $1.9 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the December 31, 2018 balance sheet date are as follows (in thousands of dollars):

Period	Amount
2019	$3,186
2020	$3,186
2021	$2,937
2022	$1,573
2023	$1,480
Note 10—Pension Arrangements
Retirement Savings Plan—We sponsor a qualified defined contribution plan for our employees in the U.S. (the "Retirement Savings Plan"). Participants in the Retirement Savings Plan who are not at least a Senior Vice President may elect to contribute between 2% and 50% of their eligible compensation to the plan, on a pre-tax or after-tax Roth basis. Participants in the Retirement Savings Plan that are at least a Senior Vice President may elect to contribute between 2% and 25% of their eligible compensation, on a pre-tax or after-tax Roth basis. We may match participant savings with a contribution of up to 3% of eligible employee compensation. We may also contribute an annual discretionary amount to the Retirement Savings Plan, which varies as a percentage of each participant's eligible compensation depending on our profitability. For the years ended December 31, 2018, 2017, and 2016, we accrued discretionary contributions of $1.6 million, $2.1 million, and $1.2 million, respectively, related to the Retirement Savings Plan, which is equal to 2%, 3%, and 2% of eligible compensation paid in those years, respectively. For the years ended December 31, 2018, 2017, and 2016, total pension expense related to matching and discretionary contributions to the Retirement Savings Plan, net of forfeitures, was $3.3 million, $3.7 million, and $2.5 million, respectively. Both participant and Company contributions to the Retirement Savings Plan are subject to limitations under IRS regulations.

Deferred Compensation Plan—We sponsor a non-qualified Deferred Compensation Plan (the "DCP"), which is available to certain U.S. officers for whom contributions to the Retirement Savings Plan are limited by IRS regulations. The DCP provides participants with a menu of investment crediting options that track a portfolio of various deemed investment funds. We credit participant accounts on the same basis as matching and discretionary contributions to the Retirement Savings Plan, as discussed above. For the year ended December 31, 2018, 2017, and 2016, we accrued discretionary contributions of $0.5 million, $0.5 million, and $0.3 million, respectively, related to the DCP, which is equal to 2%, 3%, and 2% of eligible compensation paid during those years, respectively. For the years ended December 31, 2018, 2017, and 2016, total pension expense related to our matching and discretionary contributions to the DCP was $0.9 million, $0.9 million, and $0.6 million, respectively.
Employee deferrals and our accrued contributions to the DCP are informally funded into a rabbi trust which provides benefit security by sheltering assets in the event of a change-in-control of Sotheby's and certain other situations. DCP liabilities are financed through the trust almost entirely by using company-owned variable life insurance ("COLI"), and, to a lesser extent, investments in money market mutual funds. As of December 31, 2018 and 2017, the DCP liability, which is recorded on our Consolidated Balance Sheets within Other Long-Term Liabilities (see Note 14), was $28.3 million and $25.6 million, respectively, and the assets held in the rabbi trust consisted of the following (in thousands of dollars):

December 31,	2018	2017
Company-owned variable life insurance	$23,887	$25,567
Money market mutual fund investments	4,630	673
Total	$28,517	$26,240
The COLI and money market mutual fund investments are aggregated and recorded on our Consolidated Balance Sheets within Other Long-Term Assets (see Note 14). The COLI is reflected at its cash surrender value. The money market mutual fund investments are classified as trading securities and reflected at their fair value.
Changes in the fair value of the DCP liability, which result from gains and losses in deemed participant investments, are recognized in our Consolidated Income Statements within Salaries and Related Costs in the period in which they occur. Gains in deemed participant investments increase the DCP liability, as well as Salaries and Related Costs. Losses in deemed participant investments decrease the DCP liability, as well as Salaries and Related Costs. For the years ended December 31, 2018, 2017, and 2016, net (losses) gains in deemed participant investments totaled ($1.1) million, $3.1 million, and $1.6 million, respectively.
Gains and losses resulting from changes in the cash surrender value of the COLI and the fair value of the money market mutual fund investments, as well as COLI-related expenses, are recognized in our Consolidated Income Statements within Non-Operating Income in the period in which they occur. For the years ended December 31, 2018, 2017, and 2016, net (losses) gains related to the COLI and the money market mutual fund investments were ($1.6) million, $2.6 million, and $0.4 million, respectively.
U.K. Defined Contribution Plan—Beginning on April 1, 2004, a defined contribution plan was made available to employees in the U.K. (the "U.K. Defined Contribution Plan"). Participants in the U.K. Defined Contribution Plan must contribute 3% of their eligible compensation to the plan with no cap on maximum contributions. We may match participant savings with a contribution of up to 9% of eligible employee compensation. We may also contribute an annual discretionary amount to the U.K. Defined Contribution Plan, which varies as a percentage of each participant's eligible compensation depending on our profitability. For the years ended December 31, 2018, 2017, and 2016, we accrued discretionary contributions of $1.1 million related to the U.K. Defined Contribution Plan, which is equal to 2%, 3%, and 2% of eligible compensation paid during those years, respectively. For the years ended December 31, 2018, 2017, and 2016, pension expense related to the U.K. Defined Contribution Plan was $4 million, $4.5 million, and $4.3 million, respectively.
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

Benefit Obligation, Plan Assets, and Funded Status
The table below details the changes in the projected benefit obligation, plan assets, and funded status of the U.K. Pension Plan, as well as the net pension asset recognized on our Consolidated Balance Sheets, within Other Long-Term Assets (see Note 14), as of and for the years ended December 31, 2018 and 2017 (in thousands of dollars):

December 31,	2018	2017
Reconciliation of benefit obligation
Projected benefit obligation at beginning of year	$345,876	$327,619
Interest cost	7,597	8,053
Actuarial gain	(17,745)	(781)
Prior service cost	967	—
Benefits paid	(9,913)	(8,508)
Settlement payments	—	(11,880)
Foreign currency exchange rate changes	(17,065)	31,373
Projected benefit obligation at end of year	309,717	345,876
Reconciliation of plan assets
Fair value of plan assets at beginning of year	454,702	406,195
Actual return on plan assets	(8,832)	28,827
Benefits paid	(9,913)	(8,508)
Settlement payments	—	(11,880)
Foreign currency exchange rate changes	(22,701)	40,068
Fair value of plan assets at end of year	413,256	454,702
Funded Status
Net pension asset	$103,539	$108,826
For the year ended December 31, 2018, the projected benefit obligation decreased $36.2 million (10%) largely due to an increase in the discount rate assumption used to value the obligation (see table below), foreign currency exchange rate changes, and, to a lesser extent, a change in mortality assumptions, partially offset by higher actual and assumed inflation, which together resulted in a pre-tax actuarial gain of $17.7 million. The net decrease in the projected benefit obligation during the current year was also influenced by the estimated pre-tax prior service cost (approximately $1 million) related to the U.K. High Court ruling on October 26, 2018 which requires that certain guaranteed minimum pension benefits be equalized between men and women.
For the year ended December 31, 2017, the projected benefit obligation increased $18.3 million (6%) largely due to foreign currency exchange rate changes, partially offset by settlement payments of ($11.9) million made to plan participants who transferred their accrued benefits from the U.K. Pension Plan to alternative arrangements not associated with Sotheby's.
We did not make any contributions to the U.K. Pension Plan in 2018 and 2017, and we do not expect to make any regular contributions in 2019.
As of December 31, 2018 and 2017, the accumulated benefit obligation for the U.K. Pension Plan was $309.7 million and $345.8 million, respectively, and is identical to the projected benefit obligation on those dates because the plan is closed to accrual of future service costs.

Components of Net Pension Benefit
For the years ended December 31, 2018, 2017, and 2016, the components of the net pension benefit related to the U.K. Pension Plan are as follows (in thousands of dollars):

Year Ended December 31,	2018	2017	2016
Service cost	$—	$—	$1,086
Interest cost	7,597	8,053	9,817
Prior service cost	—	60	—
Expected return on plan assets	(11,131)	(14,159)	(17,798)
Amortization of actuarial loss	481	1,139	—
Amortization of prior service cost	(102)	(97)	—
Settlement loss	—	344	—
Net pension benefit	$(3,155)	$(4,660)	$(6,895)
As discussed in Note 2, we retrospectively adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on January 1, 2018. ASU 2017-07 requires that the service cost component of net periodic pension cost be presented in the same statement of operations line item as other employee compensation costs, while the remaining components of net periodic pension cost be presented outside of operating income (loss). Accordingly, in the table above, the service cost recognized for the year ended December 31, 2016 is presented within Salaries and Related Costs while the remaining components are presented within Non-Operating Income.
Amounts Recognized in Other Comprehensive (Loss) Income
Net Actuarial (Loss) Gain—The net actuarial (loss) gain related to the U.K. Pension Plan, which is recognized net of tax in Other Comprehensive (Loss) Income, is generally the result of: (i) actual results differing from previous actuarial assumptions (for example, the expected return on plan assets) and (ii) changes in actuarial assumptions between balance sheet dates (for example, the discount rate). For the years ended December 31, 2018, 2017, and 2016, the net (loss) gain related to the U.K. Pension Plan was ($1.8) million, $13.3 million, and ($6.5) million, respectively.
Prior Service Cost—For the year ended December 31, 2018, we recognized estimated after-tax prior service cost of $0.8 million in Other Comprehensive (Loss) Income related to a U.K. High Court ruling on October 26, 2018 which requires that certain guaranteed minimum pension benefits be equalized between men and women.
Amounts Included in Accumulated Other Comprehensive Loss
Net Actuarial Loss—As of December 31, 2018 and 2017, the net actuarial loss related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss was ($2.4) million and ($1) million, respectively.
If the amount recorded in Accumulated Other Comprehensive Loss exceeds 10% of the greater of (i) the market-related value of plan assets or (ii) the benefit obligation, that excess amount is amortized as a component of future net pension cost or benefit over the average expected future life of plan participants, which is approximately 28.4 years. The market-related value of plan assets adjusts the market value of plan assets by recognizing changes in fair value over a period of five years.
Prior Service Cost—As of December 31, 2018, the prior service cost related to the U.K. Pension Plan recorded in Accumulated Other Comprehensive Loss was $0.8 million.

Assumptions
As of and for the years ended December 31, 2018, 2017, and 2016, the following assumptions were used in determining the benefit obligation and net pension benefit related to the U.K. Pension Plan:

Benefit Obligation	2018	2017
Weighted average discount rate	2.9%	2.5%

Net Pension Benefit	2018	2017	2016
Weighted average discount rate - service cost	N/A	N/A	3.8%
Weighted average discount rate - interest cost	2.3%	2.4%	3.4%
Weighted average rate of compensation increase	N/A	N/A	4.1%
Weighted average expected long-term rate of return on plan assets	2.8%	3.8%	5.2%
The discount rate represents the approximate weighted average rate at which the obligations of the U.K. Pension Plan could be effectively settled and is based on a yield curve for a selection of high-quality corporate bonds with maturity dates approximating the length of time remaining until individual benefit payment dates. In 2016, we used a separate discount rate for the service and interest cost components of the net pension benefit. The discount rate used for each component in 2016 contemplates a full yield curve in respect to the expected timing of the cash flows related to these components. In 2018 and 2017, the measurement of the net pension benefit does not include an assumption of a discount rate to measure service cost due to the closure of the U.K. Pension Plan to the accrual of future service costs, as discussed above. Similarly, as of December 31, 2018 and 2017, the measurement of the benefit obligation does not include an assumption for future annual compensation increases.
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
As a result of the closure of the U.K. Pension Plan to the accrual of future service costs in April 2016 and a $24.2 million contribution made in December 2016, there has been an improvement in the funded status of the plan in recent years. Accordingly, in February 2017, we began to change our allocation of plan assets to reduce investment risk, resulting in an approximate allocation of 40% to growth assets and 60% to debt securities and cash and cash equivalents. In December 2017, another change in asset allocation was made to further reduce investment risk, resulting in an approximate allocation of 23% to growth assets and 77% to debt securities and cash and cash equivalents.
In 2018, we made two further changes to the composition of plan assets to continue to reduce investment risk. First, in July 2018, we sold $133 million of debt securities in order to purchase a buy-in annuity contract from an insurer. The intent of the buy-in annuity contract is to generate returns designed to match the funding of pensioners currently receiving payments from the plan. In particular, the buy-in annuity contract offers the ability to lock-in the cash value of a portion of the pension benefit obligation and significantly reduce future volatility in plan assets. Then, in December 2018, another change in asset allocation was made, resulting in an approximate allocation of 17% to growth assets and 83% to debt and debt-like securities (including the buy-in annuity contract) and cash and cash equivalents.
The investment managers for the U.K. Pension Plan have some discretion in making investment decisions, subject to the investment mandate set forth by the Trustees. It is the Trustees' policy not to invest in the common stock of Sotheby's or any of its subsidiaries. The performance of the investment managers is benchmarked against suitable indices.

The table below presents the fair value of U.K. Pension Plan assets, by investment category, as of December 31, 2018 and 2017 (in thousands of dollars):

December 31,	2018	% of Total	2017	% of Total
Growth assets	$69,617	16.8%	$104,735	23.0%
Debt securities:
Corporate	37,332	9.0%	41,804	9.2%
Index-linked	147,891	35.8%	219,428	48.3%
Total debt securities	185,223	44.8%	261,232	57.5%
Buy-in annuity contract	131,416	31.8%	—	—%
Real estate mutual funds	33	—%	3,233	0.6%
Cash and cash equivalents	26,967	6.5%	85,502	18.8%
Total fair value of plan assets	$413,256		$454,702
The assets of the U.K. Pension Plan, which are measured at fair value, are classified and disclosed according to one of the following categories:

•	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Level 1 inputs generally provide the most reliable evidence of fair value.

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

The table below provides fair value measurement information for the U.K. Pension Plan assets as of December 31, 2018 (in thousands of dollars):

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Growth assets	$69,617	$69,617	$—	$—
Debt securities:
Corporate	37,332	37,332	—	—
Index-linked	147,891	146,582	1,309	—
Total debt securities	185,223	183,914	1,309	—
Buy-in annuity contract	131,416	—	—	131,416
Real estate mutual funds	33	—	33	—
Cash and cash equivalents	26,967	26,967	—	—
Total fair value of plan assets	$413,256	$280,498	$1,342	$131,416
As of December 31, 2018, the following U.K. Pension Plan assets are classified as Level 1 fair value measurements:
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

As of December 31, 2018, the following U.K. Pension Plan assets are classified as Level 2 fair value measurements:
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
As of December 31, 2018, the following U.K. Pension Plan assets are classified as Level 3 fair value measurements:
Buy-in Annuity Contract—The value of the buy-in annuity contract as of December 31, 2018 is based on the premium paid in July 2018 to purchase the contract of approximately $133 million, updated for actual benefit payments made in the second half of 2018 (approximately $3.6 million) and interest and market condition adjustments commensurate with an investment of this type.
Estimated Future Benefit Payments
Estimated future benefit payments related to the U.K. Pension Plan are as follows (in thousands of dollars):

Year	Benefit Payments
2019	$8,343
2020	$9,227
2021	$11,393
2022	$10,776
2023	$11,854
2024 to 2028	$65,289
Note 11—Debt
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
On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a new credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. (the “New Credit Agreement”). The proceeds under the New Credit Agreement may be used for our working capital needs and other general corporate purposes, and borrowings thereunder are available in U.S. Dollars, Pounds Sterling, Euros, Swiss Francs, and Hong Kong Dollars. The New Credit Agreement reduces the interest rate margins for borrowings when compared to those under the Previous Credit Agreements by 25 basis points. Such interest rate margins are determined by reference to a pricing grid that is based on the level of borrowings outstanding under the New Credit Agreement. The New Credit Agreement is scheduled to mature on June 26, 2023.
The New Credit Agreement combines the Agency Credit Facility and SFS Credit Facility into one asset-based revolving credit facility with an aggregate borrowing capacity of $1.1 billion, which is subject to an enhanced borrowing base. The New Credit Agreement has a sub-limit of $350 million for foreign currency borrowings, as well as an accordion feature, which allows us to seek an increase to the borrowing capacity of the New Credit Agreement by an amount not to exceed $300 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits us to seek an increase to the aggregate borrowing capacity under the New Credit Agreement pursuant to an expedited documentation process.
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
Subject to maintaining a minimum level of available borrowing capacity, the New Credit Agreement permits dividend payments, common stock repurchases, investments, and certain debt prepayments, so long as no event of default exists. The New Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended December 31, 2018.
We incurred aggregate fees of approximately $4.3 million related to the New Credit Agreement, which are being amortized on a straight-line basis through its June 26, 2023 maturity date. As a result of this refinancing, $4 million of unamortized fees related to the Previous Credit Agreements were written off in the second quarter of 2018.
The following tables summarize information related to our revolving credit facilities as of and for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

As of and for the years ended	December 31, 2018	December 31, 2017	December 31, 2016
Maximum borrowing capacity (a)	$1,100,000	$1,100,000	$1,335,000
Borrowing base	$857,773	$605,927	$734,464
Borrowings outstanding	$280,000	$196,500	$565,000
Available borrowing capacity (b)	$577,773	$409,427	$169,464
Average borrowings outstanding	$106,181	$479,367	$534,433
Legend:
(a) On October 2, 2017, we reduced the borrowing capacity of the SFS Credit Facility by $235 million. This reduction, which was entirely at our option and as part of our ongoing capital allocation analysis, was executed in order to reduce facility fees for unused borrowing capacity.
(b) The available borrowing capacity is calculated as the borrowing base less borrowings outstanding,
Borrowing costs under the Previous Credit Agreements related to the Agency segment, which include interest and fees, are reflected in our Income Statements as Interest Expense. Borrowing costs under the Previous Credit Agreements related to SFS are reflected in our Consolidated Income Statements within Cost of Finance Revenues as any borrowings thereunder were used to directly fund client loans. Subsequent to the change in our cash management strategy (as discussed in Note 3), the refinancing of the Previous Credit Agreements and the resulting elimination of the SFS Credit Facility on June 26, 2018, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings. Accordingly, all borrowing costs associated with the New Credit Agreement are recorded as Interest Expense in our Consolidated Income Statements.

Long-Term Debt—As of December 31, 2018 and 2017, Long-Term Debt consisted of the following (in thousands of dollars):

December 31,	2018	2017
York Property Mortgage, net of unamortized debt issuance costs of $3,559 and $4,545	$257,284	$270,556
2022 Senior Notes, net of unamortized debt issuance costs of $0 and $2,998	—	297,002
2025 Senior Notes, net of unamortized debt issuance costs of $4,894 and $5,623	395,106	394,377
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,010 and $1,010	(13,604)	(11,930)
2022 Senior Notes, net of unamortized debt issuance costs of $0 and $2,998	—	(297,002)
Total Long-Term Debt, net	$638,786	$653,003
See the captioned sections below for information related to the York Property Mortgage and our senior unsecured debt, including the 2022 Senior Notes and the 2025 Senior Notes.
York Property Mortgage—The York Property, our headquarters building located at 1334 York Avenue in New York, is subject to a seven-year, $325 million mortgage loan that matures on July 1, 2022 (the "York Property Mortgage"). As of December 31, 2018, the outstanding principal balance of the York Property Mortgage was $260.8 million. As of December 31, 2018, the fair value of the York Property Mortgage approximated its book value due to the variable interest rate associated with the mortgage. This fair value measurement is considered to be a Level 2 fair value measurement in the fair value hierarchy as per ASC 820, Fair Value Measurements.
The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended (the "First Amendment") to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding future common stock repurchases. On October 18, 2018, the York Property Mortgage was further amended (the "Second Amendment") to modify the definition of net worth whereby the balance recorded within Treasury Stock Shares on our Consolidated Balance Sheets is added back to Total Equity for the purposes of calculating net worth. Although the minimum net worth required by the York Property Mortgage remains at $325 million, the change to the definition of net worth provides continued flexibility regarding potential future common stock repurchases. Our net worth as of December 31, 2018, as calculated under the Second Amendment, is approximately $1.3 billion.
In conjunction with the First Amendment to the York Property Mortgage, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the mortgage and agreed to make annual principal prepayments beginning in July 2018 and continuing through July 2021. Such annual prepayments are to be funded primarily with cash accumulated in a restricted cash management account, as discussed below, and are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from the restricted cash management account. On July 2, 2018, we made an additional $6.25 million principal payment from the restricted cash management account in accordance with the First Amendment to the York Property Mortgage. (See Note 12 for information related to the interest protection agreements that were entered into in connection with the York Property Mortgage.)
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

•
If Sotheby's corporate credit rating from Standard & Poor's Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender. The lender will retain any excess cash after debt service, insurance, and taxes as security. As of December 31, 2018 and 2017, the Cash Management Account had a balance of $0.7 million and $3.1 million, respectively, which is reflected within Restricted Cash on our Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, we are required to maintain a minimum net worth as discussed above, subject to a cure period.
Senior Unsecured Debt—On September 27, 2012, we issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). On December 12, 2017, we issued $400 million aggregate principal amount of 4.875% Senior Notes due December 15, 2025 (the “2025 Senior Notes”). The net proceeds from the sale of the 2025 Senior Notes were approximately $395.5 million, after deducting fees paid to the initial purchasers, of which $312.3 million was irrevocably deposited with a trustee for the benefit of the holders of the 2022 Senior Notes, which were redeemed using these funds on January 11, 2018. The $312.3 million redemption price that was deposited with the trustee, consisting of the $300 million principal amount plus $4.4 million of accrued interest and a call premium of $7.9 million, was classified within Restricted Cash on our Consolidated Balance Sheets as of December 31, 2017. As a result of the redemption of the 2022 Senior Notes, we wrote-off $3 million of related unamortized debt issuance costs, which, when combined with the $7.9 million call premium, resulted in a total loss on the extinguishment of $10.9 million recognized in the first quarter of 2018.
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

As of December 31, 2018, the $400 million principal amount of the 2025 Senior Notes had a fair value of approximately $366 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the fair value hierarchy as per ASC 820.
Future Payments Due Under Outstanding Debt—The aggregate future principal and interest payments due under the New Credit Agreement, the York Property Mortgage, and the 2025 Senior Notes during the five year period after December 31, 2018 are as follows (in thousands of dollars):

Year	Amount
2019	$47,035
2020	$47,267
2021	$46,845
2022	$241,095
2023	$299,500
The table above assumes that the annual interest rate for the York Property Mortgage will be within the ceiling and floor rates of the associated interest rate collar for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity (see Note 12). The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as annual principal prepayments of $6.25 million each July through 2021, as discussed above.
Interest Paid—In 2018, 2017, and 2016, interest paid totaled $43.6 million, $51.8 million, and $44.5 million, respectively. Interest paid consists of cash payments related to the York Property Mortgage, our long-term debt securities, and revolving credit facility borrowings (including fees). In 2018, 2017, and 2016, interest paid includes debt issuance costs of $4.5 million, $5.7 million, and $0.3 million, respectively, which are amortized to Interest Expense in our Consolidated Income Statements.

Note 12—Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of December 31, 2018 and 2017 (in thousands of dollars):

	Assets		Liabilities
December 31, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification		Fair Value
Cash Flow Hedges:
Interest rate collar	N/A	—	Other Current Liabilities		40
Interest rate collar	N/A	—	Other Long-Term Liabilities		1,185
Total cash flow hedges		—		—	1,225
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	462	N/A		—
Total		$462			$1,225

	Assets		Liabilities
December 31, 2017	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	Prepaid Expenses and Other Current Assets	$339	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	666
Interest rate collar	N/A	—	Other Long-Term Liabilities	1,501
Total cash flow hedges		339		2,167
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities	3,756
Total		$339		$5,923
In 2018, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $202 million and realized a net loss of ($1.9) million. In 2017, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $213.8 million and realized a net gain of $29.1 million. Realized gains and losses related to the settlement of derivative financial instruments designated as net investment hedges are reflected on our Consolidated Balance Sheets within Accumulated Other Comprehensive Loss.

The following table summarizes the effect of the derivative financial instruments designated as hedging instruments on our Consolidated Income Statements and Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income - Effective Portion			Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion			Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Ineffective Portion
Year Ended December 31,	2018	2017	2016		2018	2017	2016	2018	2017	2016
Cash Flow Hedges:
Interest rate swaps	$95	$201	$(704)	Interest Expense	$(145)	$16	$813	$—	$—	$—
Interest rate swap	—	—	—	Non-operating income	—	—	—	(160)	—	—
Interest rate collar	440	1,219	533	Interest Expense	169	577	—	—	—	—
Interest rate collar	—	—	—	Non-operating income	—	—	—	—	622	—
Total cash flow hedges	535	1,420	(171)		24	593	813	(160)	622	—
Net Investment Hedges:
Foreign exchange contracts	1,826	(3,059)	16,618	Non-operating income	—	—	—	(58)	—	—
Total	$2,361	$(1,639)	$16,447		$24	$593	$813	$(218)	$622	$—
See the captioned sections below for information related to the derivative financial instruments designated as cash flow hedges or net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—In connection with the York Property Mortgage (see Note 11), we entered into interest rate protection agreements secured by the York Property, consisting of a two-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a five-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's 7-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for its remaining seven-year term. Beginning on the July 1, 2017 effective date of the Mortgage Collar through December 31, 2018, the weighted average interest rate for the York Property Mortgage was 4.33%.
In conjunction and concurrent with the First Amendment to the York Property Mortgage in June 2017 (see Note 10), the notional value of the Mortgage Collar was reduced by $57 million to reflect: (i) the $32 million principal prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each, beginning in July 2018 and continuing through July 2021. The reduction in the notional value of the Mortgage Collar relates to previously forecasted interest payments that are no longer probable of occurring following the June 2017 amendment to the York Property Mortgage. The reduction in the notional value of the Mortgage Collar resulted in the reclassification of a $0.6 million loss (net of tax) from Accumulated Other Comprehensive Loss into Net Income in the second quarter of 2017.
As of December 31, 2018, the notional value of the Mortgage Collar was $260.8 million, which is equal to the principal balance of the York Property Mortgage on that date. For the remainder of its term, the Mortgage Collar will have a notional value that is no greater than the applicable forecasted principal balance of the York Property Mortgage. The York Property, the York Property Mortgage, and the related interest rate protection agreement(s) are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements.
On November 21, 2016, we entered into a two-year interest rate swap agreement to eliminate the variability in expected cash outflows associated with the one-month LIBOR indexed interest payments owed on $63 million of revolving credit facility borrowings (the "Revolving Credit Facility Swap"). In the third quarter of 2018, these revolving credit facility borrowings were repaid, and the Revolving Credit Facility Swap was terminated, resulting in the reclassification of a $0.2 million gain (net of tax) from Accumulated Other Comprehensive Loss into Net Income.
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
Management performs a quarterly assessment to determine whether the Mortgage Collar, as amended, continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage. As of December 31, 2018, the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage.
The assets and liabilities associated with the Cash Flow Hedges have been designated as Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Level 2 fair value measurements may be determined through the use of models or other valuation methodologies. The fair value of the Mortgage Swap was based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that were consistent with the timing of the interest payments related to the York Property Mortgage. The fair value of the Mortgage Collar is based on an option pricing model using observable LIBOR-curve rates for each forecasted monthly settlement, with the projected cash flows discounted using the contractual terms of the instrument. The fair value of the Revolving Credit Facility Swap was based on a discounted cash flow methodology using the contractual terms of the instrument and observable LIBOR-curve rates that were consistent with the timing of the interest payments related to our revolving credit facility.
Derivative Financial Instruments Designated as Net Investment Hedges—We were exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of December 31, 2018, the aggregate notional value of our outstanding net investment hedge contracts was $55.7 million.
In the fourth quarter of 2018, the net investment in the foreign subsidiary underlying one of our net investment hedges decreased below the notional value of the corresponding foreign currency forward exchange contract resulting in the reclassification of a ($0.1) million gain (net of tax) from Accumulated Other Comprehensive Loss into Net Income.
We use the forward rate method to assess the effectiveness of our net investment hedges. Under the forward rate method, if both the notional value of the derivative designated as a hedge of a net investment in a foreign subsidiary equals the portion of the net investment designated as being hedged and the derivative relates solely to the foreign exchange rate between the functional currency of the hedged net investment and the investor’s functional currency, then all changes in fair value of the derivative were reported in the cumulative translation adjustment accounts within Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets.
The foreign currency forward exchange contracts designated as net investment hedges were considered Level 2 fair value measurements within the fair value hierarchy provided by ASC 820. Level 2 fair value measurements had pricing inputs other than quoted prices in active markets, which were either directly or indirectly observable as of the reporting date, and fair value may be determined through the use of models or other valuation methodologies. The fair value of these foreign currency forward exchange contracts were based on the estimated amount to settle the contracts using applicable market exchange rates as of the balance sheet date.
Derivative Financial Instruments Not Designated as Hedging Instruments—We also utilize forward contracts to hedge cash flow exposures related to foreign currency exchange rate movements arising from short-term foreign currency denominated intercompany balances and, to a much lesser extent, foreign currency denominated client payable balances, as well as foreign currency denominated auction guarantee obligations. Such forward exchange contracts are typically short-term with settlement dates less than six months from their inception. These instruments are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these instruments are recognized in our Consolidated Income Statements in Non-Operating Income.

As of December 31, 2018, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $187.6 million. Notional values do not quantify risk or represent assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We were exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that were not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings. As of December 31, 2018, our Consolidated Balance Sheets include an asset of $1.7 million within Prepaid Expenses and Other Current Assets and a liability of $1.5 million within Accounts Payable and Accrued Liabilities, representing the fair values of these contracts on that date. As of December 31, 2017, the aggregate fair value of these contracts represented a liability of $0.8 million, which was recorded on our Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities.
Note 13—Sale of Pink Diamond
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
Note 14—Supplemental Consolidated Balance Sheet Information
As of December 31, 2018 and 2017, Prepaid Expenses and Other Current Assets consisted of the following (in thousands of dollars):

December 31,	2018	2017
Prepaid expenses	$25,672	$25,418
Derivative financial instruments (see Note 12)	462	339
Insurance recoveries	4,353	—
Other	8,144	6,253
Total Prepaid and Other Current Assets	$38,631	$32,010
As of December 31, 2018 and 2017, Other Long-Term Assets consisted of the following (in thousands of dollars):

December 31,	2018	2017
Defined benefit pension plan asset (see Note 10)	$103,539	$108,826
Equity method investments (see Note 6)	47,507	46,905
Trust assets related to deferred compensation liability (see Note 10)	28,517	26,240
Restricted cash (a) (see Note 15)	16,819	17,916
Insurance recoveries	13,882	12,242
Other	16,396	15,479
Total Other Long-Term Assets	$226,660	$227,608

(a) Principally relates to funds held in escrow pending the payment of sale proceeds to a consignor).

As of December 31, 2018 and 2017, Other Long-Term Liabilities consisted of the following (in thousands of dollars):

December 31,	2018	2017
Deferred compensation liability (see Note 10)	$28,255	$25,614
Acquisition earn-out consideration (see Note 8)	8,750	17,500
Interest rate collar liability (see Note 12)	1,185	1,501
Other	7,327	6,809
Total Other Long-Term Liabilities	$45,517	$51,424

Note 15—Supplemental Consolidated Cash Flow Information
Cash, Cash Equivalents, and Restricted Cash—As of December 31, 2018 and 2017, cash, cash equivalents, and restricted cash consisted of the following (in thousands of dollars):

December 31,	2018	2017
Cash and cash equivalents	178,579	$544,432
Restricted cash (a), recorded within current assets:
Consignor funds held in legally segregated accounts	3,938	46,029
Funds deposited with the trustee for the redemption of the 2022 Senior Notes (see Note 11)	—	312,250
Cash Management Account related to the York Property Mortgage (see Note 11)	716	3,107
Other	182	192
Restricted cash, recorded within current assets (a)	4,836	361,578
Restricted cash, recorded within other long-term assets (a) (b)	16,819	17,916
Total restricted cash	21,655	379,494
Cash, cash equivalents, and restricted cash	$200,234	$923,926

(a)	Restricted cash generally includes legally restricted deposits or amounts and cash balances restricted as a result of contracts entered into with third parties.

(b)	Principally relates to funds held in escrow pending the payment of sale proceeds to a consignor.
Changes in Other Operating Assets and Liabilities—For the years ended December 31, 2018, 2017 and 2016, changes in other operating assets and liabilities as reported in the Consolidated Statements of Cash Flows included the following (in thousands of dollars):

Year Ended December 31,	2018	2017	2016
(Increase) decrease in:
Prepaid expenses and other current assets	$(6,244)	$17,160	$(14,510)
Other long-term assets	(3,537)	(12,449)	(12,188)
Income tax receivables and deferred income tax assets	(15,003)	(33,532)	2,395
Increase (decrease) in:
Accrued income taxes and deferred income tax liabilities	7,826	35,421	14,879
Accounts payable and accrued liabilities and other liabilities	(3,703)	(14,189)	17,297
Total changes in other operating assets and liabilities	$(20,661)	$(7,589)	$7,873

Note 16—Shareholders' Equity and Dividends
Common Stock—Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol BID. Each share of our common stock has a par value of $0.01 per share and is entitled to one vote. As of December 31, 2018 and 2017, there were 46,346,863 and 52,461,996 shares of our common stock outstanding, respectively.
Preferred Stock—We have the authority to issue 50 million shares of no par value preferred stock. No shares of preferred stock were outstanding as of December 31, 2018 and 2017.
Common Stock Repurchase Program—The following table provides information regarding our common stock repurchase program for the years ended December 31, 2018, 2017, and 2016 (in thousands, except for per share data):

Year Ended December 31,	2018	2017	2016	Three-Year Total
Shares repurchased	6,473	961	13,144	20,578
Aggregate purchase price	$284,733	$44,495	$359,885	$689,113
Average price per share	$43.99	$46.32	$27.38	$33.49
The share repurchases made in 2018 include open market purchases, purchases made pursuant to a Rule 10b5-1 plan, and purchases made pursuant to two separate accelerated share repurchase ("ASR") agreements, as detailed below.
On September 11, 2018, we paid $95 million upon entry into an ASR agreement (the "September 2018 ASR Agreement"). Pursuant to the September 2018 ASR Agreement, on September 12, 2018, we received an initial delivery of 1,792,453 shares of our common stock with a value of $85.5 million, or $47.70 per share. In conjunction with our entry into the September 2018 ASR Agreement, we recorded $85.5 million to Treasury Stock to reduce Shareholders’ Equity for the value of the initial shares received and $9.5 million to Additional Paid-In Capital to reduce Shareholders’ Equity for the value of the unsettled portion of the agreement, which represented a forward contract indexed to our common stock. In November 2018, the counterparty to the September 2018 ASR Agreement elected to conclude the agreement, and we received an additional 325,927 shares of our common stock. Upon conclusion of the September 2018 ASR Agreement, the $9.5 million initially recorded to Additional Paid-In Capital was reclassified to Treasury Stock on our Consolidated Statements of Shareholders' Equity. In total, the September 2018 ASR Agreement resulted in the repurchase of 2,118,380 shares of our common stock for an average price of $44.85 per share.
On December 13, 2018, we paid $70 million upon entry into an ASR agreement (the "December 2018 ASR Agreement"). Pursuant to the December 2018 ASR Agreement, on December 14, 2018, we received an initial delivery of 1,605,938 shares of our common stock with a value of $59.5 million, or $37.05 per share. In conjunction with our entry into the December 2018 ASR Agreement, we recorded $59.5 million to Treasury Stock to reduce Shareholders’ Equity for the value of the initial shares received and $10.5 million to Additional Paid-In Capital to reduce Shareholders’ Equity for the unsettled portion of the agreement, which represents a forward contract indexed to our common stock.
The total number of shares that we will ultimately purchase upon the conclusion of the December 2018 ASR Agreement will generally be based on the average of the daily volume-weighted average prices of our common stock during the term of the agreement, less an agreed discount. Upon final settlement of the December 2018 ASR Agreement, we may be entitled to receive additional shares of our common stock or, under certain circumstances, we may be required to deliver shares or make an additional cash payment to the counterparty, at our option. The December 2018 ASR Agreement is scheduled to expire on March 1, 2019, but may conclude earlier at the counterparty's option, and may be terminated early upon the occurrence of certain events.
The amount paid to enter into the December 2018 ASR Agreement effectively utilized the remaining share repurchase authorization from our Board of Directors.
The share repurchases made in 2017 and 2016 generally include open market purchases and purchases made pursuant to a Rule 10b5-1 plan. The share repurchases made in 2016 also include purchases made pursuant to an agreement with funds managed by Marcato Capital Management LP ("Marcato") in which we acquired 2,050,000 shares of our common stock from Marcato for an aggregate purchase price of $73.8 million, or $36.00 per share. At the time of this agreement, Marcato owned 8.5% of our outstanding common stock.
Special Dividend—On January 29, 2014, our Board of Directors declared a special dividend of $300 million ($4.34 per share) that was paid on March 17, 2014. In conjunction with this special dividend, we accrued approximately $10 million for dividend equivalents owed on share-based payments to employees, which was charged to Retained Earnings. For the years ended December 31, 2017 and 2016, $2 million and $1.4 million, respectively, of such dividends were paid to employees upon the vesting of the share-based payments. No such dividends were paid during the year ended December 31, 2018.

Note 17—Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss, and the details regarding any reclassification adjustments made during the period January 1, 2016 to December 31, 2018 (in thousands of dollars):

Year Ended December 31,	2018	2017	2016

Currency Translation Adjustments
Balance at January 1	$(74,505)	$(89,478)	$(52,279)
Other comprehensive (loss) income before reclassifications, net of tax of ($498), $1,760, and ($13,113)	(9,546)	14,973	(37,199)
Other comprehensive (loss) income	(9,546)	14,973	(37,199)
Balance at December 31	(84,051)	(74,505)	(89,478)
Cash Flow Hedges
Balance at January 1	(1,029)	(3,664)	(4,306)
Other comprehensive income (loss) before reclassifications, net of tax of $177, $888, and ($106)	535	1,420	(171)
Reclassifications from accumulated other comprehensive loss, net of tax of ($106), $753, and $502	(136)	1,215	813
Other comprehensive income	399	2,635	642
Balance at December 31	(630)	(1,029)	(3,664)
Net Investment Hedges
Balance at January 1	13,559	16,618	—
Other comprehensive income (loss) before reclassifications, net of tax of $635, ($1,885), and $10,354	1,826	(3,059)	16,618
Reclassifications from accumulated other comprehensive loss, net of tax ($20), $0, and $0	(58)	—	—
Other comprehensive income (loss)	1,768	(3,059)	16,618
Balance at December 31	15,327	13,559	16,618
Defined Benefit Pension Plan
Balance at January 1	(491)	(13,834)	(9,619)
Currency translation adjustments	36	(1,084)	2,300
Net actuarial (loss) gain, net of tax of ($364), $2,719, and ($1,427)	(1,775)	13,277	(6,515)
Prior service cost, net of tax of ($157), $0, and $0	(774)	—	—
Other comprehensive (loss) income before reclassifications, net of tax	(2,513)	12,193	(4,215)
Prior service cost amortization, net of tax of ($17), ($17), and $0	(85)	(80)	—
Actuarial loss amortization, net of tax of $82, $194, and $0	399	945	—
Settlement cost, net of tax of $0, $59, and $0	—	285	—
Reclassifications from accumulated other comprehensive loss, net of tax	314	1,150	—
Other comprehensive (loss) income	(2,199)	13,343	(4,215)
Balance at December 31	(2,690)	(491)	(13,834)
Total other comprehensive (loss) income attributable to Sotheby's	(9,578)	27,892	(24,154)
Accumulated other comprehensive loss at December 31	$(72,044)	$(62,466)	$(90,358)

Year Ended December 31,	2018	2017	2016

Cash Flow Hedges
Settlements of interest rate swaps	$(242)	$1,968	$1,315
Tax effect	106	(753)	(502)
Reclassification adjustments, net of tax	(136)	1,215	813
Net Investment Hedges
Dedesignation of net investment hedge	(78)	—	—
Tax effect	20	—	—
Reclassification adjustments, net of tax	(58)	—	—
Defined Benefit Pension Plan
Prior service cost amortization	(102)	(97)	—
Settlement loss	—	344	—
Actuarial loss amortization	481	1,139	—
Pre-tax total	379	1,386	—
Tax effect	(65)	(236)	—
Reclassification adjustments, net of tax	314	1,150	—
Total reclassification adjustments, net of tax	$120	$2,365	$813
Note 18—Income Taxes
For the years ended December 31, 2018, 2017, and 2016, the significant components of income tax expense consisted of the following (in thousands of dollars):

Year Ended December 31,	2018	2017	2016
Income (loss) before taxes:
Domestic	$5,355	$3,636	$(38,567)
Foreign	127,324	138,050	135,301
Total	$132,679	$141,686	$96,734
Income tax (benefit) expense—current:
Domestic	$(17,510)	$24,427	$18,443
State and local	2,987	1,492	1,766
Foreign	44,536	27,481	29,904
Sub-total	30,013	53,400	50,113
Income tax (benefit) expense—deferred:
Domestic	(2,787)	(34,501)	(19,114)
State and local	(252)	1,285	(1,034)
Foreign	678	5,231	(4,008)
Sub-total	(2,361)	(27,985)	(24,156)
Total	$27,652	$25,415	$25,957

As of December 31, 2018 and 2017, the components of Deferred Tax Assets and Deferred Tax Liabilities consisted of the following (in thousands of dollars):

December 31,	2018	2017
Deferred tax assets:
Asset provisions and liabilities	$8,992	$4,832
Inventory writedowns	2,061	3,408
Tax loss and credit carryforwards	4,549	3,908
Difference between book and tax basis of depreciable and amortizable assets	11,438	20,218
Share-based payments and deferred compensation	19,012	15,130
Sub-total	46,052	47,496
Valuation allowance	(2,360)	(3,194)
Total deferred tax assets	43,692	44,302
Deferred tax liabilities:
Difference between book and tax basis of other assets and liabilities	1,720	859
Pension obligations	16,521	16,280
Basis differences in equity method investments	371	1,269
Undistributed earnings of foreign subsidiaries	2,614	2,571
Bond redemption costs	—	2,812
Total deferred tax liabilities	21,226	23,791
Total net deferred tax assets	$22,466	$20,511
As of December 31, 2018, we had deferred tax assets related to various foreign and state loss and tax credit carryforwards totaling $4.5 million that begin to expire in 2020.
As of December 31, 2018 and 2017, we provided valuation allowances of $2.4 million and $3.2 million, respectively, relating to net operating loss carryforwards. The decrease in the valuation allowance in 2018 is primarily due to the use of net operating losses for which a valuation allowance had been recognized.
For the years ended December 31, 2018, 2017, and 2016, our effective income tax rate varied from the U.S. statutory tax rate that was in effect during the periods as follows:

Year Ended December 31,	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.6%	0.8%	0.5%
Foreign taxes at rates different from U.S. rates	(1.2%)	(13.5%)	(25.0%)
U.S. taxes on foreign earnings	1.8%	1.2%	9.9%
Effect of enacted tax legislation	(6.6%)	0.8%	(0.1%)
Changes in tax reserves	0.2%	(4.5%)	1.6%
Effective settlement of income tax audits	4.2%	0.0%	0.0%
Other	(0.2%)	(1.9%)	4.9%
Effective income tax rate	20.8%	17.9%	26.8%

Our effective income tax rate is 20.8% for the year ended December 31, 2018, compared to 17.9% in the prior year. The increase in our effective income tax rate is primarily due to a net tax charge of $4.8 million recorded in the current year related to the effective settlement of an income tax audit and a $7 million benefit recorded in the prior year to reverse a liability for a previously uncertain tax position for which the statute of limitations had expired. These factors are partially offset by an income tax benefit of $8.7 million recorded in the current year to adjust the provisional income tax expense of $1.2 million recorded in the prior year upon the enactment of the U.S. Tax Cuts and Jobs Act in 2017, as discussed below.
U.S. Tax Reform—The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted into law on December 22, 2017. Certain provisions of the Act have the effect of reducing our effective tax rate beginning on January 1, 2018, such as: (i) a reduction of the U.S. corporate income tax rate from 35% to 21%; (ii) the transition from a worldwide tax system to a modified territorial tax system, under which dividends from foreign subsidiaries are not subject to additional U.S. tax; and (iii) the creation of Foreign Derived Intangible Income (“FDII”), a new category of income that is taxed at a lower rate. Conversely, certain provisions of the Act have the effect of increasing our effective tax rate beginning on January 1, 2018, such as: (i) the creation of global intangible low-taxed income (“GILTI”), which requires income earned by foreign subsidiaries in excess of a nominal return on their depreciable assets to be included currently in the income of the U.S. shareholder; (ii) the imposition of the Base Erosion Anti-Abuse Tax (“BEAT”), a minimum tax on certain non-US related-party payments; and (iii) more restrictive limitations on the deductibility of executive compensation.
Upon enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed companies to record the income tax effects of the Act as a provisional amount based on reasonable estimates for those tax effects and provided a one-year measurement period for companies to finalize the accounting of the income tax effects of the Act. In accordance with SAB 118, in the fourth quarter of 2017, we recorded a provisional net income tax expense of approximately $1.2 million based on reasonable estimates of the tax effects of the Act. This provisional net income tax expense was then adjusted in 2018 through the recording of $8.7 million in tax benefits as we finalized our accounting for the Act. In total, between 2017 and 2018, we recorded a net income tax benefit of $7.5 million related to the Act, which consists of the following components:

•
An expense of $36.4 million to record a liability for the one-time transition tax on certain unremitted and untaxed earnings of our foreign subsidiaries. This amount consists of a $40.4 million liability that was recorded in the fourth quarter of 2017, which was adjusted in 2018 through a $4 million income tax benefit that was recorded to reduce the liability as a result of guidance that was issued by the IRS during the year and as a result of revisions made to certain estimates used in the calculation as of December 31, 2017;

•
An expense of $16.3 million to reduce the value of our net deferred tax assets, primarily as a result of the change in the U.S. corporate income tax rate from 35% to 21%. This amount consists of a $19.8 million charge recorded in the fourth quarter of 2017, which was adjusted in 2018 through a $2.2 million income tax benefit to increase the value of our net deferred tax assets based on further analysis of available tax accounting methods and elections and a $1.3 million income tax benefit to increase the value of our deferred tax assets related to certain executive compensation based on guidance that was issued by the IRS during the year; and

•
An income tax benefit of $60.2 million to reduce our deferred tax liability related to the earnings of our foreign subsidiaries that were not deemed to be indefinitely reinvested. This amount consists of a $59 million income tax benefit recorded in the fourth quarter of 2017, which was adjusted in 2018 through a $1.2 million income tax benefit recorded to reduce our estimate of the deferred tax liability.

Our accounting for the effects of the Act is complete as of December 31, 2018; however, there may be some elements of the Act that remain subject to further clarification by the issuance of future regulations or notices by the U.S. Treasury Department or IRS which could result in adjustments to previously recorded amounts, including the issuance of final regulations on January 15, 2019 related to the one-time transition tax. We are evaluating the effect of the final regulations on the amount of the transition tax liability, but don't believe that the regulations will have a material impact on the recorded liability.
The FASB voted to permit companies to elect to record deferred taxes on temporary basis differences that are expected to reverse as GILTI in the future, rather than recording the tax effect of those temporary differences as a period cost. We have chosen to account for any taxes associated with GILTI as a period cost and, accordingly, we have included the impact of changes in these temporary differences on GILTI as a period cost in our current tax provision.

Repatriation of Foreign Earnings—As discussed above, as a result of the Act, we incurred a $36.4 million liability as of December 31, 2018 related to the one-time mandatory transition tax on the unremitted and untaxed earnings of our foreign subsidiaries. As of December 31, 2018, we have provided tax on substantially all of the undistributed earnings of our foreign subsidiaries for which we are not indefinitely reinvested and have recognized a deferred tax liability of approximately $2.6 million on such earnings.
Income Tax Payments—Total net income tax payments during 2018, 2017, and 2016 were $36.8 million, $52.3 million, and $32.4 million, respectively.
Note 19—Uncertain Tax Positions
As of December 31, 2018, 2017, and 2016, the liability for unrecognized tax benefits, excluding interest and penalties, was $11.5 million, $13.2 million, and $19.5 million, respectively, and is recorded within long-term Accrued Income Taxes on our Consolidated Balance Sheets.
As of December 31, 2018 and 2017, the total amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate was $2.9 million and $4.1 million, respectively.
The table below presents a reconciliation of the beginning and ending balances of the liability for unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars):

Year Ended December 31,	2018	2017	2016
Balance at January 1	$13,174	$19,478	$22,042
Increases in unrecognized tax benefits related to the current year	2,583	2,512	1,700
Increases in unrecognized tax benefits related to prior years	4,503	2,430	29
Decreases in unrecognized tax benefits related to prior years	(1,334)	(793)	—
Decreases in unrecognized tax benefits related to settlements	(4,812)	(2,075)	—
Decreases in unrecognized tax benefits due to the lapse of the applicable statute of limitations	(2,639)	(8,378)	(4,293)
Balance at December 31	$11,475	$13,174	$19,478
The net decrease to the liability for unrecognized tax benefits in 2018 is primarily due to the reversal of tax reserves upon the settlement of tax audits. Also contributing to the decrease in the liability for unrecognized tax benefits is the lapse of the statute of limitations for certain tax years. These decreases are partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters.
The net decreases to the liability for unrecognized tax benefits in 2017 and 2016 were primarily attributable to the expiration of the statutes of limitations for certain tax years, partially offset by the accrual of tax reserves related to transfer pricing and other U.S. federal and state and non-U.S. matters. The net decrease in 2017 was also due to the settlement of tax audits.
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Expense in our Consolidated Income Statements. During 2018, 2017, and 2016, we recognized a net benefit of $0.1 million, a net benefit of $0.9 million, and a net expense of $0.3 million, respectively, for interest expense and penalties related to unrecognized tax benefits. As of December 31, 2018, 2017, and 2016, the liability for tax-related interest and penalties included on our Consolidated Balance Sheets was $1.1 million, $1.2 million, and $2.1 million, respectively. The net decreases in 2018 and 2017 were due to the reversal of interest accrued on unrecognized tax benefits, partially offset by the accrual of additional interest on existing unrecognized tax benefits.
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
We believe it is reasonably possible that a decrease of $2.2 million in the balance of unrecognized tax benefits can occur within 12 months of the December 31, 2018 balance sheet date primarily as a result of the expiration of statutes of limitation and the expected settlements of ongoing tax audits.

Our policy is to record interest expense related to sales, value-added and other non-income based taxes as Interest Expense in our Consolidated Income Statements. Penalties related to such taxes are recorded as General and Administrative Expenses in our Consolidated Income Statements. Interest expense and penalties related to income taxes are recorded as a component of Income Tax Expense in our Consolidated Income Statements.
Note 20—Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between March 31, 2020 and December 31, 2022. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $11.4 million as of December 31, 2018.
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
On October 2, 2018, two entities controlled by Mr. Rybolovlev commenced proceedings against Sotheby’s and Sotheby’s, Inc. in the U.S. District Court for the Southern District of New York. In their complaint, these entities allege that Sotheby’s and its agents aided and abetted an alleged fraud that Mr. Bouvier allegedly perpetrated against Mr. Rybolovlev and affiliated entities and are claiming a minimum of $380 million in damages. The plaintiffs also allege that Sotheby’s, in commencing the Swiss Action, violated a tolling agreement that the parties had entered into and seek an injunction prohibiting Sotheby’s from prosecuting the Swiss Action. On January 18, 2019, Sotheby’s filed a motion to dismiss this complaint, which it believes to be meritless, on numerous grounds.

Note 21—Auction Guarantees
As of December 31, 2018, we had outstanding auction guarantees totaling $98.3 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions throughout 2019. Our financial exposure under these auction guarantees is reduced by $45.6 million as a result of our use of contractual risk-sharing arrangements with third parties, as discussed above. After taking into account these risk-sharing arrangements, as of December 31, 2018, our net financial exposure related to the auction guarantees was $52.7 million.
The contractual risk-sharing arrangements used to reduce our exposure to auction guarantees include irrevocable bid arrangements and, from time-to-time, partner sharing arrangements. The counterparties to these auction guarantee risk-sharing arrangements are typically major international art dealers or major art collectors. We could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. Additionally, although risk-sharing arrangements may be used to reduce the risk associated with auction guarantees, we may also enter into auction guarantees without securing such arrangements. In these circumstances, we could be exposed to deterioration in auction commission margins and/or auction guarantee losses if one or more of the guaranteed items fails to sell at its minimum guaranteed price. Furthermore, in such situations, our liquidity could be reduced. (See Note 1 for additional information related to our use of auction guarantees and related risk-sharing arrangements.)
As of December 31, 2018 and 2017, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $2.9 million and $0.9 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Consolidated Balance Sheets. This estimated fair value is based on an analysis of historical loss experience related to auction guarantees and does not include the impact of risk-sharing arrangements that may have mitigated all or a portion of any historical losses.
As of February 26, 2019, we had outstanding auction guarantees totaling $244.5 million and, as of that date, our financial exposure was reduced by contractual risk-sharing arrangements totaling $133.3 million. Each of the auction guarantees outstanding as of February 26, 2019, had a minimum guaranteed price that was within or below the range of the pre-sale auction estimates for the underlying property. The property related to these auction guarantees is being offered at auctions throughout 2019. After taking into account these risk-sharing arrangements, as of February 26, 2019, our net financial exposure related to the auction guarantees was $111.2 million. As of February 26, 2019, we have advanced $7.6 million of the total guaranteed amount.

Note 22—Lease Commitments
We conduct business on premises leased in 23 different countries under operating leases expiring at various dates through 2060. Our operating lease commitments primarily relate to salesroom and exhibition space, office space, and warehouse facilities used predominantly for Agency segment operations. Under the terms of certain operating leases, we are required to pay real estate taxes and utility costs and may be subject to escalations in the amount of future minimum lease payments based on certain contractual provisions. For the years ended December 31, 2018, 2017, and 2016, net rental expense under our operating leases was $19.7 million, $18.7 million, and $18.4 million, respectively, which was recorded within General and Administrative Expenses in our Consolidated Income Statements.

The following table summarizes future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2018 (in thousands of dollars):

2019	$20,039
2020	17,771
2021	14,033
2022	11,750
2023	9,449
Thereafter	32,318
Total future minimum lease payments	$105,360
The amounts included in the table above represent undiscounted non-cancellable future minimum lease payments including any contractual market-based or indexed rent adjustments that are currently in effect. Common area maintenance, insurance, and real estate tax payments for which we are also obligated under the terms of certain leases are excluded from the table above, as well as future minimum sublease rental receipts of $11.7 million owed to us under noncancellable subleases.
Note 23—Share-Based Payments
Share-based payments made to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, restricted shares, and stock options. Share-based payments are also made to members of our Board of Directors through the issuance of common stock and deferred stock units. A description of each of these share-based payments is provided below.
For the years ended December 31, 2018, 2017, and 2016, compensation expense related to share-based payments was reflected in the following accounts in our Consolidated Income Statements (in thousands of dollars):

Year Ended December 31,	2018	2017	2016
Salaries and related costs	$29,703	$23,479	$15,935
Voluntary separation incentive programs (see Note 24)	—	—	(719)
Total share-based payment expense (pre-tax)	$29,703	$23,479	$15,216
Total share-based payment expense (after-tax)	$22,846	$15,555	$10,810
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
In 2018 and 2017, we recognized $1.2 million and $2.7 million, respectively, in excess tax benefits related to share-based payments in our Consolidated Income Statements. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments and the exercise of stock options during those years exceeded the tax benefit initially recognized in our Consolidated Financial Statements.

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
As of December 31, 2018, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $23.9 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 1.8 years. We do not capitalize compensation expense related to share-based payments to employees.
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
Performance Share Units (or "PSU's") are RSU's that generally vest over three or four-year service periods, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain ROIC targets (for awards granted beginning in 2016). Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's at the same rate as dividends are paid on our common stock (if and when such dividends are paid), but are only paid for PSU's that vest and become shares of our common stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
In 2018, the Compensation Committee approved share-based payment awards with a total grant date fair value of $32.7 million, as follows:

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

•	412,708 RSU's with a grant date fair value of $19.6 million and annual vesting opportunities over a three-year service period.

Summary of Outstanding Share-Based Payment Awards—For the year ended December 31, 2018, changes to the number of outstanding RSU's, PSU's, and Restricted Stock shares were as follows (shares in thousands):

	RSU's, PSU's, and Restricted Stock Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	1,922	$36.59
Granted	696	$47.05
Vested	(545)	$39.21
Canceled	(221)	$40.20
Outstanding at December 31, 2018	1,852	$39.12
As of December 31, 2018, 6.9 million shares were available for future awards pursuant to the Restricted Stock Unit Plan. The aggregate fair value of RSU's and PSU's that vested during 2018, 2017, and 2016 was $27.6 million, $39.7 million, and $15.2 million, respectively, based on the closing stock price on the dates the shares vested.
Stock Options—Prior to the shareholder approval of the new Equity Plan on May 3, 2018, stock options were issued pursuant to the 1997 Stock Option Plan and were exercisable into authorized, but unissued shares of our common stock. These stock options vested evenly over four years and expired ten years after the date of grant. In the fourth quarter of 2017, the remaining 50,000 stock options that were outstanding under the 1997 Stock Option Plan were exercised at an exercise price of $22.11. The exercised stock options had an intrinsic value of $1.4 million. Also, as a result of the exercise of these stock options, we recognized an excess tax benefit of $0.2 million in our Consolidated Income Statement in the fourth quarter of 2017. As of December 31, 2018, there were no stock options outstanding or exercisable.
Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the NYSE on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for-one basis in shares of our common stock on the first day of the calendar month following the date of termination. In 2018, 2017, and 2016, we recognized $1.3 million, $1 million, and $0.9 million, respectively, within General and Administrative Expenses in our Consolidated Income Statements related to common stock shares awarded under the Directors Stock Plan. As of December 31, 2018, 186,124 deferred stock units were outstanding under the Directors Stock Plan and 88,047 units were available for future issuance.
Note 24—Voluntary Separation Incentive Programs, net
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
Note 25—Restructuring Charges
Beginning in the second quarter of 2018, we implemented a restructuring plan with the principal goal of reducing headcount through the elimination of certain Agency segment and corporate level positions (the "2018 Restructuring Plan"). The 2018 Restructuring Plan was completed in the fourth quarter of 2018 and resulted in $10.8 million of related charges, almost entirely attributable to severance-related costs. As of December 31, 2018, the remaining restructuring liability was $5.9 million and is recorded on our Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability is expected to be substantially settled through cash payments to be made throughout 2019.

Note 26—Earnings Per Share
Basic earnings per share—Basic earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Our participating securities include unvested restricted stock units and unvested restricted stock shares held by employees, both of which have non-forfeitable rights to dividends. See Note 23 for information on our share-based payment programs.
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic earnings per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Our potential common shares principally include unvested performance share units held by employees and deferred stock units held by members of our Board of Directors. See Note 23 for information on our share-based payment programs.
For the years ended December 31, 2018, 2017, and 2016, approximately 1 million potential common shares related to share-based payment awards were excluded from the computation of diluted earnings per share because the financial performance or stock price targets inherent in such awards were not achieved as of the respective balance sheet dates.

The table below summarizes the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017, and 2016 (in thousands of dollars, except per share amounts):

Year Ended December 31,	2018	2017	2016
Basic Earnings Per Share:
Numerator:
Net income attributable to Sotheby's	$108,634	$118,796	$74,112
Less: Net income attributable to participating securities	1,620	1,765	1,001
Net income attributable to Sotheby's common shareholders	$107,014	$117,031	$73,111
Denominator:
Weighted average common shares outstanding	50,872	52,684	57,024
Basic earnings per share - Sotheby's common shareholders	$2.10	$2.22	$1.28

Diluted Earnings Per Share:
Numerator:
Net income attributable to Sotheby's	108,634	$118,796	$74,112
Less: Net income attributable to participating securities	1,620	1,765	1,001
Net income attributable to Sotheby's common shareholders	$107,014	$117,031	$73,111
Denominator:
Weighted average common shares outstanding	50,872	52,684	57,024
Weighted average effect of dilutive potential common shares:
Performance share units	229	231	465
Deferred stock units	177	161	149
Stock options	—	25	15
Weighted average dilutive potential common shares outstanding	406	417	629
Weighted average diluted shares outstanding	51,278	53,101	57,653
Diluted earnings per share - Sotheby's common shareholders	$2.09	$2.20	$1.27
Note 27—Related Party Transactions
From time-to-time, in the ordinary course of business, related parties, such as members of our Board of Directors and management, buy and sell property at our auctions or through private sales. For the years ended December 31, 2018, 2017, and 2016, our Consolidated Income Statements include Agency Commissions and Fees of $5.1 million, $5.2 million, and $4.1 million, respectively, attributable to transactions with related parties. In 2018, our Consolidated Income Statements include Inventory Sales (and related cost of sales) of $5.3 million attributable to transactions with related parties.
As of December 31, 2018 and December 31, 2017, Client Payables included amounts owed to related party consignors totaling $4.3 million and $0.4 million, respectively. There were no related party Accounts Receivable balances outstanding as of December 31, 2018 and 2017.
On October 3, 2016, we entered into an agreement with funds managed by Marcato Capital Management LP, pursuant to which we purchased 2,050,000 shares of our common stock from Marcato for an aggregate purchase price of $73.8 million, or $36.00 per share. At the time of this agreement, Marcato owned 8.5% of our outstanding common stock. (See Note 16.)

Note 28—Quarterly Results (Unaudited)
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 76% and 80% of our total annual Net Auction Sales in 2018 and 2017, respectively, with auction commission revenues comprising approximately 74% and 66% of our total revenues, respectively. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. The adoption of ASC 606 did not impact the timing of our revenue recognition, but it changed the presentation of certain Agency-related revenues and expenses previously reported on a net basis in our Consolidated Income Statements. Results for the quarterly periods in 2017 have been recast to reflect the retrospective adoption of ASC 606. (See Note 2 for additional information on our adoption of ASC 606.)

_________________________________________________________________
1 Net Auction Sales represents the hammer or sale price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year Ended December 31, 2018
Net Auction Sales	$691,369	$1,707,432	$373,152	$1,623,640
Income Statement Data:
Revenues:
Agency commissions and fees	$165,526	$290,879	$96,721	$338,648
Inventory sales	16,236	40,106	6,498	17,968
Finance	9,881	9,641	11,423	12,942
Other	4,153	5,010	4,519	5,589
Total revenues	$195,796	$345,636	$119,161	$375,147
Operating income (loss)	$6,911	$83,826	$(30,667)	$121,275
Net (loss) income attributable to Sotheby's	$(6,522)	$57,282	$(27,838)	$85,712
Per Share Amounts:
Basic (loss) earnings per share - Sotheby's common shareholders	$(0.12)	$1.09	$(0.55)	$1.75
Diluted (loss) earnings per share - Sotheby's common shareholders	$(0.12)	$1.08	$(0.55)	$1.72
Shares Outstanding:
Basic	52,464	51,780	50,927	48,318
Diluted	52,464	52,210	50,927	49,003
Year Ended December 31, 2017
Net Auction Sales	$474,903	$1,543,331	$286,722	$1,511,836
Income Statement Data:
Revenues:
Agency commissions and fees	$111,265	$301,768	$81,264	$315,274
Inventory sales	71,377	19,937	81,501	6,167
Finance	12,767	13,359	11,697	13,114
Other	3,900	4,795	5,546	3,649
Total revenues	$199,309	$339,859	$180,008	$338,204
Operating (loss) income	$(14,058)	$114,155	$(41,056)	$106,634
Net (loss) income attributable to Sotheby's	$(11,325)	$76,891	$(23,479)	$76,709
Per Share Amounts:
Basic (loss) earnings per share - Sotheby's common shareholders	$(0.21)	$1.44	$(0.45)	$1.44
Diluted (loss) earnings per share - Sotheby's common shareholders	$(0.21)	$1.43	$(0.45)	$1.43
Shares Outstanding:
Basic	53,016	52,716	52,532	52,471
Diluted	53,016	53,054	52,532	52,853

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2018, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of December 31, 2018.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 and concluded that it is effective.
The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 and has expressed an unqualified opinion in their report which is included herein.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sotheby’s and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

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
February 28, 2019

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this Item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018.
Executive Officers of the Registrant
Our Executive Officers as of February 28, 2019 were:

7
Name	Age	Current Position and Officer
Jill Bright	56	Executive Vice President, Human Resources and Administration
John Cahill	50	Executive Vice President and Chief Commercial Officer
Valentino D. Carlotti	52	Executive Vice President, Global Head of Business Development
Kenneth Citron	54	Executive Vice President, Operations and Chief Transformation Officer
Kevin M. Delaney	46	Senior Vice President, Controller and Chief Accounting Officer
David Goodman	58	Executive Vice President, Digital Development and Marketing
Michael Goss	59	Executive Vice President and Chief Financial Officer
Jane A. Levine	59	Executive Vice President, Chief Global Compliance Counsel and Head of Government and Regulatory Affairs
Jonathan A. Olsoff	59	Executive Vice President and Worldwide General Counsel
Thomas S. Smith, Jr.	53	President and Chief Executive Officer and a Director
There is no family relationship between the directors or executive officers. The term of office of each of our foregoing officers will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.
Jill Bright joined the Company in August 2017 as Executive Vice President, Human Resources and Administration. From December 2016 to July, 2017, she served as Chief Administrative Officer at Gensler, a global architectural, design, planning and consulting firm. Prior to that, Ms. Bright held various positions at Condé Nast from 1993 until 2016, including Chief Administrative Officer from 2010 until 2016 and, before that, head of the Human Resources and Corporate Communications groups. Prior to joining Condé Nast, she held senior human resources roles at Macy’s and American Express. Ms. Bright is a director of Wide Open West, Inc. (NYSE: WOW) and was a director of Cumulus Media from 2017 to 2018.
John Cahill joined the Company in February 2019 as Executive Vice President, Chief Commercial Officer. From 2007 through January 2019, he was a partner and founder of Cahill Cossu Noh & Robinson, a law firm specializing in art law. Prior to that, Mr. Cahill was Senior Vice President and General Counsel of Phillips, de Pury & Company. He was also a partner at the law firm Berger Stern & Webb LLP, and counsel to Friedman Kaplan Seiler & Adelman LLP.
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
Kenneth Citron joined the Company in January 2019 as Executive Vice President, Operations and Chief Transformation Officer. From 2012 through 2017, he was Chief Operating Officer of Christie’s. Prior to that, Mr. Citron was Chief Operating Officer, Chief Information Officer and Executive Vice President of publishing operations at Rodale Inc., a global media company. Earlier in his career, he spent 12 years at Sony Music Corporation, most recently as Senior Vice President, Information Technology.
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
Michael Goss joined the Company in March 2016 as Executive Vice President and Chief Financial Officer. He was a partner and managing director at Bain Capital from 2001 to 2013, served as Bain’s Chief Financial Officer from 2001 to 2011, as Chief Operating Officer from 2004 to 2011 and Head of Global Investor Relations from 2012 to 2013. Prior thereto, he was Executive Vice President and Chief Financial Officer at Digitas in 2000 and Executive Vice President and Chief Financial Officer and a director at Playtex Products from 1994 to 1999. Mr. Goss is a director of Element Solutions Inc. (NYSE: ESI), formerly known as Platform Specialty Products.
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
Thomas S. (“Tad”) Smith, Jr., has served as President and Chief Executive Officer of the Company and a Director since March 2015. From February 2014 to March 2015, he served as President and Chief Executive Officer of The Madison Square Garden Company, a diversified media, entertainment and sports company. From 2009 to February 2014, Mr. Smith was President, Local Media, of Cablevision, responsible for Cablevision Media Sales. From 2000 to 2009, he worked for Reed Elsevier Group PLC, a worldwide media company, where he last served as chief executive officer of the company’s U.S. business-to-business division, Reed Business Information (RBI). He currently serves as an Adjunct Professor at NYU Stern School of Business.
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
The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Proposal 3—Ratification of the Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

2.1	—
Agreement and Plan of Merger between Sotheby's Holdings, Inc., a Michigan corporation and Sotheby's Delaware, Inc., a Delaware corporation, dated March 31, 2006, incorporated by reference to Exhibit 2.1 to the Company's First Quarter Form 10-Q for 2006.

3.1	—	Amended and Restated Certificate of Incorporation of Sotheby's.

3.2	—	Amended and Restated By-Laws of Sotheby's.

3.3	—	Form of Indemnity Agreement, as amended and restated as of August 4, 2009, incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2009.

4.1	—
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
Support Agreement, dated November 4, 2016, by and between Sotheby's and Taikang Insurance Group, incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed on November 7, 2016.

10.6	—
CREDIT AGREEMENT, dated as of June 26, 2018, among Sotheby's, the Other Borrowers and Other Loan Parties Party thereto, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and HSBC Bank USA, N.A., as Co-Syndication Agents, and ING Capital LLC, as Documentation Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., HSBC Bank USA, N.A., and ING Capital LLC, as Joint Lead Arrangers, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and HSBC Bank USA, N.A., as Joint Bookrunners, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 2, 2018.

10.7	—
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

10.8	—
Guaranty of Recourse Carveouts, dated as of July 1, 2015, by Sotheby’s, as Guarantor, for the benefit of HSBC Bank USA, National Association, as Agent, incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 6, 2015.

10.9
First Amendment to Loan Agreement and Guaranty of Resources Carveouts, dated as of June 21, 2017, between 1334 York, LLC, Sotheby's and HSBC Bank USA, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 21, 2017.

10.10	—
Environmental Indemnity Agreement, dated as of July 1, 2015, between 1334 York, LLC and Sotheby’s, in favor of HSBC Bank USA, National Association, as Agent, incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on July 6, 2015.

10.11	—
Trademark License Agreement, dated as of February 17, 2004, among SPTC, Inc., as Licensor, Sotheby's Holdings, Inc. as Guarantor, Monticello Licensee Corporation, as Licensee, and Cendant Corporation, as Guarantor, incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K, filed on March 2, 2004.

10.12	—
Amendment No. 1 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2005.

10.13	—
Amendment No. 2 to Trademark License Agreement, dated as of May 2, 2005, among SPTC Delaware, LLC (as an assignee of SPTC, Inc) and Sotheby's Holdings, Inc. and Cendant Corporation and Sotheby's International Realty Licensee Corporation (formerly known as Monticello Licensee Corporation), incorporated by reference to Exhibit 10.2 to the Company's Second Quarter Form 10-Q for 2005.

10.14*	—
Sotheby's Stock Compensation Plan for Non-Employee Directors, as amended and restated on May 7, 2015, effective May 7, 2015, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on March 26, 2015.

10.15*	—
Employment Agreement, dated March 13, 2015, effective as of March 31, 2015, between the Company and Thomas S. Smith, Jr., incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 18, 2015.

10.16*	—	Restricted Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.2 to the Company's First Quarter Form 10-Q for 2015.

10.17*	—	Performance Stock Unit Agreement between Sotheby's and Thomas S. Smith, dated March 31, 2015, incorporated by reference to Exhibit 10.4 to the Company's First Quarter Form 10-Q for 2015.

10.18*	—	Employment Agreement, dated January 11, 2016, between the Company and Adam Chinn incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on February 3, 2017.

10.19*	—	Separation Agreement, dated December 3, 2018, between the Company and Adam Chinn.

10.20*	—
Fourth Amended and Restated Sotheby's Restricted Stock Unit Plan, reflecting amendments effective as of February 7, 2017, incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").

10.21*	—
Form of Performance Share Unit Agreement, adopted by the Board of Directors of the Company on February 9, 2016, incorporated by reference to Exhibit 10.51 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

10.22*	—	Sotheby's First Amended Executive Severance Benefits Plan, effective February 7, 2017, incorporated by reference in Exhibit 10.59 to the 2016 Form 10-K.

10.23*	—	Sotheby's 2016 Annual Bonus Plan, as adopted on May 6, 2016, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on March 24, 2016.

10.24*	—
Sotheby's Amended and Restated Deferred Compensation Plan, dated November 1, 2017 and effective January 1, 2018, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 2017.

10.25*	—	Sotheby's Compensation Recoupment Policy, effective January 1, 2015, incorporated by reference to Exhibit 10.1 to the Company's Second Quarter Form 10-Q for 2016.

10.26*		2018 Sotheby's Equity Incentive Plan, as adopted on May 3, 2018, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed on March 22, 2018.

10.27	—	Master Confirmation - Accelerated Stock Repurchases, dated as of December 13, 2018 between JPMorgan Chase Bank, National Association, and Sotheby's.

21	—	Subsidiaries of the Registrant

23	—	Consent of Deloitte & Touche LLP

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

	—	The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

	—	The financial statement schedule of the Company listed in response to Item 15(a)(2) is filed pursuant to this Item 15(d).
*	A compensatory agreement or plan required to be filed pursuant to Item 15(c) of Form 10-K.

^	Confidential treatment has been requested with respect to portions of this exhibit, and the redacted information has been filed separately with the Securities and Exchange Commission.

FORM 8-K FILINGS IN THE FOURTH QUARTER OF 2018

	—	On October 22, 2018, the Company filed a current report on Form 8-K under Item 1.01, "Entry Into a Material Definitive Agreement."

	—	On November 26, 2018, the Company furnished a current report on Form 8-K under Item 7.01, "Regulation FD."

—
On December 3, 2018, the Company furnished a current report on Form 8-K under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers," Item 7.01, "Regulation FD," and Item 9.01, "Financial Statements and Exhibits."

—
On December 14, 2018, the Company filed a current report on Form 8-K under Item 1.01, "Entry into a Material Definitive Agreement," Item 8.01, "Other Events," and Item 9.01, "Financial Statements and Exhibits."

SCHEDULE II
SOTHEBY'S
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Thousands of dollars)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Receivables:
2018 Allowance for doubtful accounts and credit losses	$11,500	$2,256	$—	$2,031	$11,725
2017 Allowance for doubtful accounts and credit losses	$8,940	$2,679	$—	$119	$11,500
2016 Allowance for doubtful accounts and credit losses	$10,099	$928	$—	$2,087	$8,940
Deferred tax assets:
2018 Valuation allowance	$3,194	$18	$—	$852	$2,360
2017 Valuation allowance	$2,819	$384	$—	$9	$3,194
2016 Valuation allowance	$2,437	$526	$—	$144	$2,819

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY'S

By:	/s/ THOMAS S. SMITH, JR.
Thomas S. Smith, Jr.
President and Chief Executive Officer
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2019.

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