Form 10-Q
period 2019-03-31
SOTHEBYS
filed 2019-05-02
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2019, there were 46,612,127 outstanding shares of common stock, par value $0.01 per share, of the registrant.
______________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

Three Months Ended March 31,	2019	2018

Revenues:
Agency commissions and fees	$147,667	$165,526
Inventory sales	8,766	16,236
Finance	13,266	9,881
Other	3,766	4,153
Total revenues	173,465	195,796
Expenses:
Agency direct costs	31,803	35,273
Cost of inventory sales	7,166	15,995
Cost of finance revenues	—	2,263
Marketing	5,908	5,722
Salaries and related	76,645	78,719
General and administrative	47,842	43,813
Depreciation and amortization	7,691	7,100
Restructuring charges, net	(19)	—
Total expenses	177,036	188,885
Operating (loss) income	(3,571)	6,911
Interest income	285	365
Interest expense	(13,151)	(9,313)
Extinguishment of debt	—	(10,855)
Non-operating income	1,848	1,424
Loss before taxes	(14,589)	(11,468)
Income tax benefit	(5,986)	(4,136)
Equity in earnings of investees	1,528	806
Net loss	(7,075)	(6,526)
Less: Net loss attributable to noncontrolling interest	(4)	(4)
Net loss attributable to Sotheby's	$(7,071)	$(6,522)
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.15)	$(0.12)
Weighted average basic and diluted shares outstanding	46,422	52,464

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands)

Three Months Ended March 31,	2019	2018

Net loss	$(7,075)	$(6,526)
Other comprehensive (loss) income:
Currency translation adjustments	1,247	7,200
Cash flow hedges	(213)	1,170
Net investment hedges	(46)	(1,610)
Defined benefit pension plan	(13)	82
Total other comprehensive income	975	6,842
Comprehensive (loss) income	(6,100)	316
Less: Comprehensive loss attributable to noncontrolling interests	(4)	(4)
Comprehensive (loss) income attributable to Sotheby's	$(6,096)	$320

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands)

	March 31, 2019	December 31, 2018	March 31, 2018

A S S E T S
Current assets:
Cash and cash equivalents	$124,332	$178,579	$335,728
Restricted cash (see Notes 9 and 12)	11,739	4,836	15,682
Accounts receivable, net of allowance for doubtful accounts of $9,311, $9,125, and $10,190	764,059	978,140	724,432
Notes receivable, net of allowance for credit losses of $1,146, $1,075, and $1,209	81,641	103,834	64,019
Inventory	43,137	43,635	65,308
Income tax receivables	22,781	3,353	18,805
Prepaid expenses and other current assets (see Note 11)	47,923	38,631	40,605
Total current assets	1,095,612	1,351,008	1,264,579
Notes receivable, net of allowance for credit losses of $1,525, $1,525, and $1,525	664,703	602,389	453,997
Fixed assets, net of accumulated depreciation and amortization of $244,730, $237,211, and $238,669	400,150	386,736	354,526
Operating lease right-of-use assets (see Note 6)	75,064	—	—
Goodwill	55,581	55,573	55,831
Intangible assets, net	12,174	12,993	15,318
Income tax receivables	17,529	16,694	337
Deferred income taxes	30,835	37,035	34,306
Other long-term assets (see Note 11)	231,673	226,660	237,016
Total assets	$2,583,321	$2,689,088	$2,415,910
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$726,594	$997,168	$820,374
Accounts payable and accrued liabilities	107,930	101,366	106,558
Accrued salaries and related costs	38,107	92,219	44,051
Current portion of long-term debt, net	13,653	13,604	12,381
Operating lease liabilities (see Note 6)	16,960	—	—
Accrued income taxes	32,189	31,169	8,160
Other current liabilities	12,056	13,263	17,780
Total current liabilities	947,489	1,248,789	1,009,304
Credit facility borrowings	430,000	280,000	65,000
Long-term debt, net	637,008	638,786	650,988
Operating lease liabilities (see Note 6)	59,478	—	—
Accrued income taxes	21,611	19,933	38,305
Deferred income taxes	14,940	14,569	15,753
Other long-term liabilities (see Note 11)	40,944	45,517	45,552
Total liabilities	2,151,470	2,247,594	1,824,902
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value	716	711	711
Authorized shares — 200,000,000
Issued shares —71,640,116; 71,188,120; and 71,160,981
Outstanding shares —46,612,127; 46,346,863; and 52,303,947
Additional paid-in capital	470,463	463,623	452,441
Treasury stock shares, at cost — 25,027,989; 24,841,257; and 18,857,034	(849,784)	(839,284)	(579,891)
Retained earnings	881,368	888,333	773,177
Accumulated other comprehensive loss	(71,069)	(72,044)	(55,624)
Total shareholders’ equity	431,694	441,339	590,814
Noncontrolling interest	157	155	194
Total equity	431,851	441,494	591,008
Total liabilities and shareholders’ equity	$2,583,321	$2,689,088	$2,415,910
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating Activities:
Net loss attributable to Sotheby's	$(7,071)	$(6,522)
Adjustments to reconcile net loss attributable to Sotheby's to net cash used by operating activities:
Extinguishment of debt	—	10,855
Depreciation and amortization	7,691	7,100
Deferred income tax expense	6,370	97
Share-based payments	7,598	8,377
Net pension benefit	(675)	(822)
Inventory writedowns and bad debt provisions	1,387	3,141
Amortization of debt issuance costs	372	451
Equity in earnings of investees	(1,528)	(806)
Other	589	260
Changes in assets and liabilities:
Accounts receivable	201,642	79,743
Client payables	(272,607)	(188,676)
Inventory	(684)	7,003
Changes in other operating assets and liabilities (see Note 12)	(80,716)	(75,804)
Net cash used by operating activities	(137,632)	(155,603)
Investing Activities:
Funding of notes receivable	(102,013)	(17,730)
Collections of notes receivable	75,320	96,919
Capital expenditures	(21,308)	(9,143)
Acquisitions, net of cash acquired	(759)	(5,702)
Funding of investments	(150)	—
Distributions from investees	2,050	1,684
Other	—	(64)
Net cash (used) provided by investing activities	(46,860)	65,964
Financing Activities:
Proceeds from credit facility borrowings	260,000	45,000
Repayments of credit facility borrowings	(110,000)	(176,500)
Repayments of York Property Mortgage	(2,101)	(2,015)
Settlement of 2022 Senior Notes, including call premium	—	(307,875)
Debt issuance and other borrowing costs	(71)	(88)
Repurchases of common stock (see Note 13)	(10,500)	(21,001)
Settlement of forward contract indexed to Sotheby's common stock (see Note 13)	10,500	—
Funding of employee tax obligations upon the vesting of share-based payments	(11,272)	(9,163)
Net cash provided (used) by financing activities	136,556	(471,642)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	922	7,427
Decrease in cash, cash equivalents, and restricted cash	(47,014)	(553,854)
Cash, cash equivalents, and restricted cash at beginning of period	200,234	923,926
Cash, cash equivalents, and restricted cash at end of period	$153,220	$370,072
Supplemental information on non-cash investing and financing activities:
See Note 5 for information regarding non-cash transfers between Accounts Receivable (net) and Notes Receivable (net).
See Notes 1 and 6 for information regarding non-cash investing and financing activities related to leases.
See Note 10 for information regarding derivative financial instruments designated as net investment hedges.
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY'S
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2019	$711	$463,623	$(839,284)	$888,333	$(72,044)	$441,339
Net loss attributable to Sotheby's				(7,071)		(7,071)
Other comprehensive income					975	975
Common stock shares withheld to satisfy employee tax obligations		(11,597)				(11,597)
Restricted stock units vested, net	5	(5)				—
Amortization of share-based payment expense		7,598				7,598
Shares and deferred stock units issued to directors		344				344
Forward contract indexed to Sotheby's common stock		10,500	(10,500)			—
Other				106		106
Balance at March 31, 2019	$716	$470,463	$(849,784)	$881,368	$(71,069)	$431,694

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$709	$453,364	$(554,551)	$779,699	$(62,466)	$616,755
Net loss attributable to Sotheby's				(6,522)		(6,522)
Other comprehensive income					6,842	6,842
Common stock shares withheld to satisfy employee tax obligations		(9,548)				(9,548)
Restricted stock units vested, net	2	(2)				—
Amortization of share-based payment expense		8,377				8,377
Shares and deferred stock units issued to directors		250				250
Repurchases of common stock			(25,340)			(25,340)
Balance at March 31, 2018	$711	$452,441	$(579,891)	$773,177	$(55,624)	$590,814

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Company Overview—Since 1744, Sotheby’s has been uniting collectors with world-class works of art, which in these financial statements is meant to include authenticated fine art, decorative art, jewelry, wine, and collectibles, and may also be referred to as "art," "artwork," or "property." Today, Sotheby's offers property from more than 70 collecting categories to clients from 130 countries and presents auctions in ten different salesrooms, including New York, London, Hong Kong, and Paris, and Sotheby’s BidNow program allows clients to view all auctions live online and place bids from anywhere in the world. Sotheby's also offers collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
Accounting Principles—The unaudited Condensed Consolidated Financial Statements included herein have been prepared by the management of Sotheby’s in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In our opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The interim results presented in our Condensed Consolidated Statements of Operations are not necessarily indicative of results for a full year. See Note 2 for information about the seasonality of our business. We urge you to read these unaudited Condensed Consolidated Financial Statements in conjunction with the information included in our 2018 Form 10-K filed with the SEC on February 28, 2019.
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
Equity investments through which we may significantly influence, but not control, the investee, are accounted for using the equity method. Under the equity method, our share of investee earnings or losses is recorded in our Condensed Consolidated Statements of Operations within Equity in Earnings of Investees. Our interest in the net assets of these investees is recorded on our Condensed Consolidated Balance Sheets within Other Long-Term Assets. Our equity method investees include: (i) Acquavella Modern Art ("AMA"), a partnership through which a collection of fine art is being sold, (ii) RM Sotheby's, an auction house for investment-quality automobiles, and (iii) a partnership through which artworks are being purchased and sold.
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
Leases—In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which requires long-term lease arrangements to be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease liability are recorded for all long-term leases, whether classified as an operating lease or a finance lease. On July 30, 2018, the FASB issued ASU 2018-11, which made targeted improvements to ASU 2016-02 (together, the "New Lease Standard").
We adopted the New Lease Standard on January 1, 2019 using the modified retrospective method and elected not to recast comparative prior year periods. We have also elected the package of practical expedients available under the transition provisions of the New Lease Standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing previous lease classification, and (iii) not revaluing initial direct costs for existing leases. In addition, for all leases, we have elected the practical expedient that allows the aggregation of non-lease components, such as maintenance, utilities, and management services, with the related lease components when evaluating accounting treatment.

As a result of our adoption of the New Lease Standard, we recorded a right-of-use asset of $78.4 million and a corresponding operating lease liability of $79.4 million on the January 1, 2019 effective date. The operating lease liability recorded upon adoption was measured using our approximate incremental borrowing rate as of that date. The New Lease Standard did not impact our results of operations, cash flows, or our compliance with existing debt covenants. (See Note 6 for additional information on our leases.)
2. Seasonality of Business
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales1 represented 76% and 80% of our total annual Net Auction Sales in 2018 and 2017, respectively, with auction commission revenues comprising approximately 74% and 66%, of our total revenues, respectively. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.

___________________________________________________________________
1 Represents the total hammer (sale) price of property sold at auction.

3. Segment Reporting
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business, and is referred to in this report, as Sotheby's Financial Services (or "SFS").
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
Art Agency, Partners (“AAP”), through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business, brand licensing activities, and the results from other certain equity method investments.
Thomas S. Smith, Jr., Sotheby's CEO, is our chief operating decision maker. Mr. Smith regularly evaluates financial information about each of our segments in deciding how to allocate resources and assess performance. The performance of each segment is measured based on segment income before taxes, which excludes the unallocated items highlighted in the reconciliation below.
The following table presents our segment information for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31, 2019	Agency	SFS	All Other	Reconciling items		Total
Revenues	$154,302	$16,067	$5,897	$(2,801)	(a)	$173,465
Segment (loss) income before taxes (b)	$(24,146)	$7,977	$2,078	$(498)	(c)	$(14,589)
Three Months Ended March 31, 2018
Revenues	$179,733	$12,416	$6,182	$(2,535)	(a)	$195,796
Segment (loss) income before taxes (b)	$(9,023)	$6,751	$1,388	$(10,584)	(c)	$(11,468)

(a)
The reconciling items related to revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(b)
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS (see Note 9). The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within Cost of Finance Revenues in our Condensed Consolidated Statements of Operations. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. Subsequent to the refinancing and resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, beginning in the third quarter of 2018, all borrowing costs associated with our revolving credit facility are recorded as interest expense in our Condensed Consolidated Statements of Operations.

As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, when measuring segment profitability: (i) revolving credit facility costs are no longer allocated to our segments and (ii) SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. Prior period segment results have been recast to reflect these changes in the measurement of segment profitability.

(c)	The unallocated amounts and reconciling items related to segment (loss) income before taxes are detailed in the table below.
The table below presents a reconciliation of total segment loss before taxes to consolidated loss before taxes for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31,	2019	2018
Agency	$(24,146)	$(9,023)
SFS	7,977	6,751
All Other	2,078	1,388
Segment loss before taxes	(14,091)	(884)
Unallocated amounts and reconciling items:
Extinguishment of debt	—	(10,855)
Revolving credit facility costs	(4,819)	(2,946)
SFS corporate finance charge	5,849	4,023
Equity in earnings of investees (a)	(1,528)	(806)
Loss before taxes	$(14,589)	$(11,468)

(a)
For segment reporting purposes, our share of earnings related to equity investees is included as part of loss before taxes. However, such earnings are reported separately below loss before taxes in our Condensed Consolidated Statements of Operations.

The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2019, December 31, 2018, and March 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Agency	$1,737,022	$1,886,986	$1,774,543
SFS	739,356	705,779	546,044
All Other	35,798	39,241	41,875
Total segment assets	2,512,176	2,632,006	2,362,462
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	71,145	57,082	53,448
Consolidated assets	$2,583,321	$2,689,088	$2,415,910
Substantially all of our capital expenditures for the three months ended March 31, 2019, the year ended December 31, 2018, and the three months ended March 31, 2018 were attributable to the Agency segment.

4. Revenues
The Agency segment, which is our predominant source of revenue, earns commissions and fees by acting as agent for clients wishing to sell their artworks through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that are owned by Sotheby's. Outside of the Agency segment, we earn revenues from art advisory services, retail wine sales, and brand licensing activities, which are aggregated and classified within All Other for segment reporting purposes, as well as from the art-related financing activities conducted by SFS. The revenues earned by the Agency and All Other segments are accounted for in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"). The revenues earned by SFS are not within the scope of ASC 606.
The following table summarizes our revenues by segment and type for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Agency	SFS	All Other	Total	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$117,038	$—	$—	$117,038	$132,130	$—	$—	$132,130
Auction related fees, net (a)	9,428	—	—	9,428	11,743	—	—	11,743
Private sale commissions	18,239	—	—	18,239	19,485	—	—	19,485
Other Agency commissions and fees	2,918	—	44	2,962	1,992	—	176	2,168
Total Agency commissions and fees	147,623	—	44	147,667	165,350	—	176	165,526
Inventory sales	6,679	—	2,087	8,766	14,383	—	1,853	16,236
Advisory revenues	—	—	1,407	1,407	—	—	1,250	1,250
License fee and other revenues	—	—	2,359	2,359	—	—	2,903	2,903
Total revenue from contracts with customers	154,302	—	5,897	160,199	179,733	—	6,182	185,915
Finance revenue:
Interest and related fees	—	13,266	—	13,266	—	9,881	—	9,881
Total revenues	$154,302	$13,266	$5,897	$173,465	$179,733	$9,881	$6,182	$195,796

(a)	Auction Related Fees, net, includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
Contract Balances—We are predominantly an agency business that collects and remits cash on behalf of our clients. Following the completion of an auction or private sale, we invoice the buyer for the aggregate purchase price of the property, which includes our buyer's premium or private sale commission, as well as any applicable taxes and royalties. The amount owed by the buyer is recorded within Accounts Receivable, and the amount of net sale proceeds due to the seller is recorded within Client Payables. Upon collection from the buyer, we are obligated to remit the net proceeds to the seller after deducting our commissions and related fees, as well as any applicable taxes and royalties, which are ultimately paid to the appropriate taxing authority or royalty association.
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

When providing extended payment terms, we attempt to match the timing of cash receipt from the buyer with the timing of our payment to the consignor, but are not always successful in doing so. Accordingly, in these situations, the net sale proceeds are paid to the consignor before payment is collected from the buyer. Under our standard auction terms, we retain possession of the property until payment is received from the buyer, though, in certain limited situations, we may allow the buyer to take possession of the property before making payment. In these situations, we are liable to the seller for the net sales proceeds whether or not the buyer makes payment. All extended payment term and property release arrangements are approved by management under our internal corporate governance policy.
In the limited circumstances when the buyer's payment due date is extended to a date that is beyond one year from the sale date, if the seller does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable to Notes Receivable on our Condensed Consolidated Balance Sheets. (See Note 5 for information on Agency segment Notes Receivable.)
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
The table below presents the Accounts Receivable balances related to our contracts with customers and associated Client Payables as of March 31, 2019, December 31, 2018, and March 31, 2018. The net receivable (payable) balance reported at each balance sheet date is dependent on the timing of auction and private sale settlements, as well as the extent of extended payment terms granted to buyers, particularly if not matched by the consignor.

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Accounts receivable	$751,553	$967,817	$716,330
Client payables	726,594	997,168	820,374
Net receivable (payable)	$24,959	$(29,351)	$(104,044)
As of March 31, 2019, the net receivable balance was $25 million, as compared to net payable balances of ($29.4) million as of December 31, 2018 and ($104) million as of March 31, 2018. The net receivable balance as of March 31, 2019 is significantly influenced by payments made to consignors prior to collecting payment from buyers. As of March 31, 2019, Accounts Receivable included $153.9 million related to situations when we paid the consignor prior to collecting from the buyer, as compared to $118.7 million as of December 31, 2018 and $39.4 million as of March 31, 2018. Based on buyer payments collected to-date, our collection history with the buyers, and anticipated upcoming buyer settlements, we believe that the Accounts Receivable balance outstanding as of March 31, 2019 is collectible.
As of March 31, 2019, December 31, 2018, and March 31, 2018, Accounts Receivable (net) also included $34.6 million, $39.6 million, and $23.8 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
Deferred revenue balances are generally not material.
Contract Costs—We incur various direct costs in the fulfillment of our auction services. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. A large portion of these costs are funded prior to the auction and are recorded on our Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the auction sale when they are expensed to Direct Costs of Services in the Condensed Consolidated Statements of Operations. As of March 31, 2019, December 31, 2018, and March 31, 2018, the contract cost balances recorded within Prepaid Expenses and Other Current Assets were $13.5 million, $10.8 million, and $9.7 million, respectively.

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
As of March 31, 2019, December 31, 2018, and March 31, 2018, the net Notes Receivable balance of SFS was $727.8 million, $694 million, and $513.5 million, respectively. As of March 31, 2019, December 31, 2018, and March 31, 2018, $70.6 million, $99.7 million, and $59.8 million, respectively, of the net Notes Receivable balance of SFS was classified within current assets on our Condensed Consolidated Balance Sheets, with the remainder classified within non-current assets. The classification of a loan as current or non-current takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.
As of March 31, 2019, December 31, 2018, and March 31, 2018, the total net Notes Receivable balance of SFS included $135.5 million, $126.2 million, and $47.2 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the three months ended March 31, 2019 and 2018, SFS issued $13.4 million and $7.8 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable (net) within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2019 and 2018, such repayments totaled $4.1 million and $15 million, respectively.
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
The LTV ratio of certain loans may increase above the 50% target due to a decrease in the low auction estimates of the collateral. The revaluation of term loan collateral is performed by our specialists on an annual basis, or more frequently, if there is a material change in the circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. We believe that the LTV ratio is the critical credit quality indicator for the secured loans made by SFS.
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of March 31, 2019, December 31, 2018, and March 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Secured loans	$727,783	$693,977	$513,482
Low auction estimate of collateral	$1,651,561	$1,629,270	$1,295,353
Aggregate LTV ratio	44%	43%	40%

The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of March 31, 2019, December 31, 2018, and March 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Secured loans with an LTV ratio above 50%	$331,740	$264,916	$121,599
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$594,871	$476,157	$209,933
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	56%	56%	58%
The table below provides other credit quality information regarding secured loans made by SFS as of March 31, 2019, December 31, 2018, and March 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Total secured loans	$727,783	$693,977	$513,482
Loans past due	$25,590	$14,405	$65,436
Loans more than 90 days past due	$5,657	$8,911	$36,341
Non-accrual loans	$—	$3,854	$23,658
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,146	1,075	1,209
Total allowance for credit losses - secured loans	$1,146	$1,075	$1,209
We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of March 31, 2019, $25.6 million of the net Notes Receivable balance was past due, of which $5.7 million was more than 90 days past due. We are continuing to accrue interest on all past due loans and, as of March 31, 2019, the collateral securing such loans had a low auction estimate of approximately $145.8 million, resulting in a weighted average LTV ratio of approximately 39%. In consideration of expected loan renewals, collateral sales to date for which the proceeds have not yet been collected from the buyer, as well as the value of the remaining collateral and our current collateral disposal plans, we believe that the principal and interest amounts owed for these past due loans will be collected.
A non-accrual loan is a loan for which future Finance Revenue is not recorded due to our determination that it is probable that future interest on the loan will not be collectible. Any cash receipts subsequently received on non-accrual loans are first applied to reduce the recorded principal balance of the loan, with any proceeds in excess of the principal balance then applied to interest owed by the borrower. The recognition of Finance Revenue may resume on a non-accrual loan if sufficient additional collateral is provided by the borrower or if we become aware of other circumstances that indicate that it is probable that the borrower will make future interest payments on the loan. As of December 31, 2018, we had one non-accrual loan with a recorded investment of $5.6 million, consisting of the $3.9 million principal balance and $1.8 million in accrued interest. As of March 31, 2018, this loan had a recorded investment of $25.5 million, consisting of the $23.7 million principal balance and $1.8 million in accrued interest. The investment in this loan was significantly reduced in 2018 and then fully repaid in January 2019 through the collection of collateral sale proceeds.
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. The determination of whether a specific loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional facts become known. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of March 31, 2019, December 31, 2018, and March 31, 2018, there were no impaired loans outstanding.

As of March 31, 2019, unfunded commitments to extend additional credit through SFS were approximately $57.9 million.
Agency Segment—As discussed in Note 4, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. As of March 31, 2019 and March 31, 2018, Notes Receivable (net) within the Agency segment included $1.2 million and $2.4 million of such amounts reclassified from Accounts Receivable (net), respectively.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of March 31, 2019, December 31, 2018, and March 31, 2018 loans of this type had a balance of $3.1 million, $3.1 million, and $2.1 million respectively.
In certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such Agency segment consignor advances are recorded on our Condensed Consolidated Balance Sheets within Notes Receivable (net) and totaled $1.3 million and $3.2 million as of March 31, 2019 and December 31, 2018, respectively. There were no Agency segment consignor advances outstanding as of March 31, 2018.
Allowance for Credit Losses—During the period January 1, 2019 to March 31, 2019, activity related to the Allowance for Credit Losses by segment was as follows (in thousands):

	SFS	Agency	Total
Balance as of January 1, 2019	$1,075	$1,525	$2,600
Change in loan loss provision based on historical data	71	—	71
Balance as of March 31, 2019	$1,146	$1,525	$2,671
6. Leases
We conduct business in leased premises, which are primarily used to conduct Agency segment operations, including space used for auction salesrooms, gallery and exhibition space, administrative offices, and warehouse facilities. A substantial portion of our leased premises are located in London, England; Hong Kong, China; Paris, France; Geneva, Switzerland; and Zurich, Switzerland.
Our determination of whether a contract is or contains a lease and whether that lease should be classified as a finance or operating lease is performed at lease inception, which is the date on which we sign the lease agreement. Lease components, which represent our right to use specified assets, and non-lease components such as maintenance, utilities, and management services contained within a lease are accounted for as a single lease component.
Lease right-of-use assets and lease liabilities are measured and recognized on our Condensed Consolidated Balance Sheets on the lease commencement date, which is the date on which the lessor makes the underlying asset available to use. The measurement of lease right-of-use assets and lease liabilities is based on the present value of lease payments not yet made, discounted using our incremental borrowing rate ("IBR") as of the commencement date of the lease. In determining our IBR, a number factors are considered, including the term of the lease, the effects of collateral, the economic environment of the lessee, and the creditworthiness of the lessee. Short-term operating leases, which have an initial term of twelve months or less, are not recognized on our Condensed Consolidated Balance Sheets.

Operating lease cost is calculated so that the aggregate amount of fixed minimum lease payments for each lease is recognized in our Condensed Consolidated Statements of Operations on a straight-line basis over the term of the lease. Variable lease payments are not included in the lease liability recorded on our Condensed Consolidated Balance Sheets, but are recognized in our Condensed Consolidated Statements of Operations during the period in which the obligation for those payments is incurred. Our variable lease payments principally relate to lease obligations which are periodically adjusted for changes in an index or rate, including fair market rental rate adjustments that typically occur according to a scheduled rent review period. For leases with such provisions, the operating right-of-use asset and lease liability are measured using the index or fair market rental rate in effect at the lease commencement date. Under the terms of most leases, we are required to pay various service fees, real estate taxes, and insurance costs which are variable in nature and, therefore not included in the measurement of our lease liabilities.
Certain of our leases provide us the option to extend or terminate the lease term. Such options are factored into the measurement of our lease right-of-use assets and lease liabilities when we determine it is reasonably certain that the option will be exercised.
The following table summarizes the components of the operating lease cost reflected in our Condensed Consolidated Statements of Operations within General and Administrative Expenses for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31,	2019
Operating lease cost	$4,861
Variable lease cost	757
Sublease income	(479)
Total lease cost	$5,139
The following table summarizes information about the amount and timing of our future operating lease commitments as of March 31, 2019 (in thousands):

2019 (remaining)	$14,473
2020	17,657
2021	13,469
2022	11,064
2023	7,991
Thereafter	28,353
Total undiscounted operating lease payments	$93,007
Less: Imputed interest	(16,569)
Present value of operating lease liabilities	$76,438
As of March 31, 2019, we have entered into an operating lease with an undiscounted non-cancellable future minimum lease commitment of $7.6 million. This lease commitment is not included in our operating lease liabilities as of March 31, 2019 because the premises are not yet available for use. This lease is expected to commence in the second quarter of 2019 and has a term of nine years.
As of March 31, 2019, the weighted-average remaining lease term for our operating leases is 7.6 years and the weighted average discount rate used to measure our operating lease liabilities is 4.77%.
For the three months ended March 31, 2019, operating lease liabilities arising from obtaining right-of-use assets totaled $1.5 million. For the three months ended March 31, 2019, cash payments made in respect of our lease liabilities totaled $4.7 million and are classified within operating activities in our Condensed Consolidated Statements of Cash Flows.

The following table summarizes the future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2018 (in thousands)

January 2019 to December 2019	January 2020 to December 2020	January 2021 to December 2021	January 2022 to December 2022	January 2023 to December 2023	Thereafter	Total (a)
$20,039	$17,771	$14,033	$11,750	$9,449	$32,318	$105,360
The following table summarizes the future minimum lease payments due under non-cancellable operating leases in effect at March 31, 2018 (in thousands):

April 2018 to March 2019	April 2019 to March 2020	April 2020 to March 2021	April 2021 to March 2022	April 2022 to March 2023	Thereafter	Total (a)
$20,073	$17,606	$15,963	$12,937	$10,393	$34,839	$111,811

(a)
These amounts represent our undiscounted non-cancellable future minimum operating lease commitments, including any contractual market-based or indexed rent adjustments that are currently in effect. The lease commitments reflected in the table also include any future fixed minimum payments for common area maintenance, insurance, or tax payments for which we are also obligated under the terms of certain leases.

7. Goodwill and Intangible Assets
Goodwill—For the three months ended March 31, 2019 and 2018, changes in the carrying value of Goodwill were as follows (in thousands):

Three Months Ended March 31,	2019			2018
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of January 1	$49,422	$6,151	$55,573	$44,396	$6,151	$50,547
Goodwill acquired	—	—	—	5,109	—	5,109
Foreign currency exchange rate changes	8	—	8	175	—	175
Ending balance as of March 31	$49,430	$6,151	$55,581	$49,680	$6,151	$55,831
On February 2, 2018, we acquired Viyet, an online marketplace for interior design specializing in vintage and antique furniture, decorative objects, and accessories. This acquisition complements and enhances our online sales program, and provides an additional sale format to offer clients. In October 2018, Viyet was rebranded as Sotheby's Home.
Intangible Assets—As of March 31, 2019, December 31, 2018, and March 31, 2018, intangible assets consisted of the following (in thousands):

	Amortization Period	March 31, 2019	December 31, 2018	March 31, 2018
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - Art Advisory Partners	8 years	10,800	10,800	10,800
Non-compete agreements - Art Advisory Partners	5-6 years	3,060	3,060	3,060
Artworks database (b)	10 years	1,275	1,275	1,200
Technology	4 years	4,461	4,461	4,461
Total intangible assets subject to amortization		19,596	19,596	19,521
Accumulated amortization		(7,746)	(6,927)	(4,527)
Total amortizable intangible assets (net)		11,850	12,669	14,994
Total intangible assets (net)		$12,174	$12,993	$15,318

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)
Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and subsequent cash payments made in the third quarters of 2017 and 2018.

For the three months ended March 31, 2019 and 2018, amortization expense related to intangible assets was approximately $0.8 million and $0.6 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the March 31, 2019 balance sheet date are as follows (in thousands):

Period	Amount
April 2019 to March 2020	$3,186
April 2020 to March 2021	$3,124
April 2021 to March 2022	$2,666
April 2022 to March 2023	$1,480
April 2023 to March 2024	$1,143

8. Defined Benefit Pension Plan
We sponsor a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"), which was closed to future service cost accruals on April 30, 2016. For the three months ended March 31, 2019 and 2018, the components of the net pension credit related to the U.K. Pension Plan recorded within Non-Operating Income in our Condensed Consolidated Statements of Operations were as follows (in thousands):

Three Months Ended March 31,	2019	2018
Interest cost	$2,016	$1,981
Expected return on plan assets	(2,675)	(2,902)
Amortization of actuarial loss	—	125
Amortization of prior service cost	(16)	(26)
Net pension credit	$(675)	$(822)
9. Debt
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
On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a new credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. (the “New Credit Agreement”). The proceeds under the New Credit Agreement may be used for our working capital needs and other general corporate purposes, and borrowings thereunder are available in U.S. Dollars, Pounds Sterling, Euros, Swiss Francs, and Hong Kong Dollars. The New Credit Agreement reduced the interest rate margins for borrowings when compared to those under the Previous Credit Agreements by 25 basis points. Such interest rate margins are determined by reference to a pricing grid that is based on the level of borrowings outstanding under the New Credit Agreement. The New Credit Agreement is scheduled to mature on June 26, 2023.
The New Credit Agreement combined the Agency Credit Facility and SFS Credit Facility into one asset-based revolving credit facility with an aggregate borrowing capacity of $1.1 billion, which is subject to an enhanced borrowing base. The New Credit Agreement has a sub-limit of $350 million for foreign currency borrowings, as well as an accordion feature, which allows us to seek an increase to the borrowing capacity of the New Credit Agreement by an amount not to exceed $300 million in the aggregate. Though new commitments would need to be obtained, the uncommitted accordion feature permits us to seek an increase to the aggregate borrowing capacity under the New Credit Agreement pursuant to an expedited documentation process.
The borrowing base under the New Credit Agreement is determined by a calculation that is based upon, among other things, a percentage of: (i) eligible cash; (ii) the carrying value of certain auction guarantee advances; (iii) the carrying value of certain art inventory; (iv) the carrying value of certain extended payment term receivables arising from auction or private sale transactions; (v) the carrying value of certain loans in the SFS loan portfolio; (vi) the fair market value of certain eligible real property located in the U.K., subject to a cap; and (vii) the net orderly liquidation value of certain of our trademarks, subject to a cap.
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

Subject to maintaining a minimum level of available borrowing capacity, the New Credit Agreement permits dividend payments, common stock repurchases, investments, and certain debt prepayments, so long as no event of default exists. The New Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended March 31, 2019.
We have incurred aggregate fees of approximately $4.4 million related to the New Credit Agreement, which are being amortized on a straight-line basis through its June 26, 2023 maturity date.
The following tables summarize information related to our revolving credit facilities as of and for the periods ended March 31, 2019, December 31, 2018, and March 31, 2018 (in thousands):

As of and for the periods ended	March 31, 2019	December 31, 2018	March 31, 2018
Maximum borrowing capacity	$1,100,000	$1,100,000	$1,100,000
Borrowing base	$904,072	$857,773	$549,983
Borrowings outstanding	$430,000	$280,000	$65,000
Available borrowing capacity (a)	$474,072	$577,773	$484,983
Average Borrowings Outstanding:
Three months ended	$352,833	N/A	$148,478
Year ended	N/A	$106,181	N/A

(a)	The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
Borrowing costs under the Previous Credit Agreements related to the Agency segment are reflected in our Condensed Consolidated Statements of Operations as Interest Expense. Borrowing costs under the Previous Credit Agreements related to SFS are reflected in our Condensed Consolidated Statements of Operations within Cost of Finance Revenues as any borrowings thereunder were used to directly fund client loans. Subsequent to the change in our cash management strategy (as discussed in Note 3), the refinancing of the Previous Credit Agreements, and the resulting elimination of the SFS Credit Facility on June 26, 2018, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings. Accordingly, all borrowing costs associated with the New Credit Agreement are recorded as Interest Expense in our Condensed Consolidated Statements of Operations.
Long-Term Debt—As of March 31, 2019, December 31, 2018, and March 31, 2018, Long-Term Debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
York Property Mortgage, net of unamortized debt issuance costs of $3,305, $3,559, and $4,292	$255,437	$257,284	$268,794
2025 Senior Notes, net of unamortized debt issuance costs of $4,776, $4,894, and $5,425	395,224	395,106	394,575
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,017, $1,010, and $1,010	(13,653)	(13,604)	(12,381)
Total Long-Term Debt, net	$637,008	$638,786	$650,988
See the captioned sections below for information related to the York Property Mortgage and the 2025 Senior Notes.

York Property Mortgage—The York Property, our headquarters building located at 1334 York Avenue in New York, is subject to a seven-year, $325 million mortgage loan (the "York Property Mortgage") that matures on July 1, 2022. As of March 31, 2019, the York Property Mortgage had an outstanding principal balance of $258.7 million and its fair value approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement of the York Property Mortgage is considered to be a Level 2 fair value measurement in the hierarchy provided by ASC 820, Fair Value Measurements.
The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended (the "First Amendment") to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future common stock repurchases. On October 18, 2018, the York Property Mortgage was further amended (the "Second Amendment") to modify the definition of net worth whereby the balance recorded within Treasury Stock Shares on our Condensed Consolidated Balance Sheets is added back to Total Equity for the purposes of calculating net worth. Although the minimum net worth required by the York Property Mortgage remains at $325 million, the change to the definition of net worth provides continued flexibility regarding potential future common stock repurchases. Sotheby’s net worth as of March 31, 2019, as calculated under the Second Amendment, is approximately $1.3 billion.
In conjunction with the First Amendment, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments funded primarily with cash accumulated in a restricted cash management account, as discussed below, beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account associated with the York Property Mortgage. On July 2, 2018, a $6.25 million principal payment funded primarily from the restricted cash management account was made in accordance with the First Amendment. (See Note 10 for information related to the interest protection agreements that were entered into in connection with the York Property Mortgage.)
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

•
If Sotheby's corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender. The lender will retain any excess cash after monthly debt service, insurance, and taxes as security. As of March 31, 2019, December 31, 2018, and March 31, 2018, the Cash Management Account had a balance of $1 million, $0.7 million, and $4.3 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, we are required to maintain a minimum net worth as discussed above, subject to a cure period.
Senior Unsecured Debt—On September 27, 2012, we issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Senior Notes"). On December 12, 2017, we issued $400 million aggregate principal amount of 4.875% Senior Notes due December 15, 2025 (the “2025 Senior Notes”). The net proceeds from the sale of the 2025 Senior Notes were approximately $395.5 million, after deducting fees paid to the initial purchasers, of which $312.3 million was irrevocably deposited with a trustee for the benefit of the holders of the 2022 Senior Notes, which were redeemed using these funds on January 11, 2018. The $312.3 million redemption price that was deposited with the trustee, consisting of the $300 million principal amount plus $4.4 million of accrued interest and a call premium of $7.9 million, was classified within Restricted Cash on our Condensed Consolidated Balance Sheets as of December 31, 2017. As a result of the redemption of the 2022 Senior Notes, we wrote-off $3 million of related unamortized debt issuance costs, which, when combined with the $7.9 million call premium, resulted in a total loss on the extinguishment of $10.9 million recognized in the first quarter of 2018.
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
As of March 31, 2019, the $400 million principal amount of the 2025 Senior Notes had a fair value of approximately $388.5 million based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the hierarchy provided by ASC 820.

Future Payments Due Under Outstanding Debt—The aggregate future principal and interest payments due under the New Credit Agreement, the York Property Mortgage, and the 2025 Senior Notes during the five-year period after March 31, 2019 are as follows (in thousands):

Period	Amount
April 2019 to March 2020	$47,300
April 2020 to March 2021	$47,162
April 2021 to March 2022	$46,741
April 2022 to March 2023	$665,618
April 2023 to March 2024	$19,500
The table above assumes that the annual interest rate for the York Property Mortgage will be within the ceiling and floor rates of the associated interest rate collar for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity (see Note 10). The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as annual principal prepayments of $6.25 million each July through 2021, as discussed above.

10. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of March 31, 2019, December 31, 2018, and March 31, 2018 (in thousands):

	Assets		Liabilities
March 31, 2019	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate collar	N/A	$—	Other Current Liabilities	$49
Interest rate collar	N/A	—	Other Long-Term Liabilities	1,459
Total cash flow hedges		—		1,508
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	415	N/A	—
Total		$415		$1,508

	Assets		Liabilities
December 31, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate collar	N/A	—	Other Current Liabilities	40
Interest rate collar	N/A	—	Other Long-Term Liabilities	1,185
Total cash flow hedges		—		1,225
Net Investment Hedges:
Foreign exchange contracts	N/A	462	N/A	—
Total		$462		$1,225

	Assets		Liabilities
March 31, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	Prepaid Expenses and Other Current Assets	$377	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	177
Interest rate collar	N/A	—	Other Long-Term Liabilities	399
Total cash flow hedges		377		576
Net Investment Hedges:
Foreign exchange contracts	N/A	—	Other Current Liabilities	5,891
Total		$377		$6,467

The following table summarizes the effect of the derivative financial instruments designated as hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2019 and 2018 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income - Effective Portion		Classification of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Loss	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Loss - Effective Portion
Three Months Ended March 31,	2019	2018		2019	2018
Cash Flow Hedges:
Interest rate swap	$—	$80	Interest Expense	$—	$(52)
Interest rate collar	(213)	980	Interest Expense	—	162
Total cash flow hedges	(213)	1,060		—	110
Net Investment Hedges:
Foreign exchange contracts	(46)	(1,610)	N/A	—	—
Total	$(259)	$(550)		$—	$110
See the captioned sections below for information related to the derivative financial instruments designated as cash flow hedges or net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—In connection with the York Property Mortgage (see Note 9), we entered into interest rate protection agreements secured by the York Property, consisting of a 2-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a 5-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's 7-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of its term. Beginning on the effective date of the Mortgage Collar through March 31, 2019, the weighted average interest rate for the York Property Mortgage was 4.35%.
In conjunction and concurrent with the First Amendment to the York Property Mortgage in June 2017 (see Note 9), the notional value of the Mortgage Collar was reduced by $57 million to reflect: (i) the $32 million principal prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each, beginning in July 2018 and continuing through July 2021. The reduction in the notional value of the Mortgage Collar relates to previously forecasted interest payments that are no longer probable of occurring following the June 2017 amendment to the York Property Mortgage.
As of March 31, 2019, the notional value of the Mortgage Collar was $258.7 million, which is equal to the principal balance of the York Property Mortgage on that date. For the remainder of its term, the Mortgage Collar will have a notional value that is no greater than the applicable forecasted principal balance of the York Property Mortgage.
The York Property, the York Property Mortgage, and the related interest rate protection agreement(s) are held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results are ultimately consolidated into our financial statements.
On November 21, 2016, we entered into a two-year interest rate swap agreement to eliminate the variability in expected cash outflows associated with the one-month LIBOR-indexed interest payments owed on $63 million of revolving credit facility borrowings (the "Revolving Credit Facility Swap"). In the third quarter of 2018, these revolving credit facility borrowings were repaid, and the Revolving Credit Facility Swap was terminated, resulting in a $0.2 million (net of tax) reclassification from Accumulated Other Comprehensive Loss into Net Loss in that period.

At their inception, the Mortgage Collar and the Revolving Credit Facility Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges remains outstanding and is effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets and then reclassified to Interest Expense in our Condensed Consolidated Statements of Operations in the same period that interest expense related to the underlying debt instruments is recorded. Any hedge ineffectiveness is immediately recognized in Net Income (Loss). In addition, if any of the forecasted transactions associated with the Cash Flow Hedges are no longer probable of occurring, any related amounts previously recorded in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets would be immediately reclassified into Net Income (Loss).
Management performs a quarterly assessment to determine whether the Mortgage Collar, as amended, continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage. As of March 31, 2019, the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage.
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
Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of March 31, 2019, the aggregate notional value of our outstanding net investment hedge contracts was $59.7 million.
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

As of March 31, 2019, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $184.8 million. Notional values do not quantify risk or represent assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings. As of March 31, 2019, our Condensed Consolidated Balance Sheets include an asset of $0.3 million within Prepaid Expenses and Other Current Assets and a liability of $0.3 million within Accounts Payable and Accrued Liabilities, representing the fair values of these contracts on that date. As of December 31, 2018, our Condensed Consolidated Balance Sheets include an asset of $1.7 million within Prepaid Expenses and Other Current Assets and a liability of $1.5 million within Accounts Payable and Accrued Liabilities, representing the fair values of these contracts on that date. As of March 31, 2018, our Condensed Consolidated Balance Sheets include a liability of $2.1 million recorded within Accounts Payable and Accrued Liabilities, representing the fair value of these contracts on that date.
11. Supplemental Condensed Consolidated Balance Sheet Information
As of March 31, 2019, December 31, 2018, and March 31, 2018, Prepaid Expenses and Other Current Assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Prepaid expenses	$32,793	$25,672	$32,444
Derivative financial instruments (see Note 10)	415	462	377
Insurance recoveries	5,558	4,353	—
Other	9,157	8,144	7,784
Total Prepaid Expenses and Other Current Assets	$47,923	$38,631	$40,605
As of March 31, 2019, December 31, 2018, and March 31, 2018, Other Long-Term Assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Defined benefit pension plan asset	$106,640	$103,539	$114,391
Equity method investments (a)	46,982	47,507	46,086
Trust assets related to deferred compensation liability	32,587	28,517	29,156
Restricted cash (see Note 12)	17,149	16,819	18,662
Insurance recoveries	12,093	13,882	13,406
Other	16,222	16,396	15,315
Total Other Long-Term Assets	$231,673	$226,660	$237,016

(a)	Includes our equity method investments in RM Sotheby's and AMA, as well as a partnership through which artworks are being purchased and sold.
As of March 31, 2019, December 31, 2018, and March 31, 2018, Other Long-Term Liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Deferred compensation liability	$32,188	$28,255	$28,607
Acquisition earn-out consideration	—	8,750	8,750
Interest rate collar liability (see Note 10)	1,459	1,185	399
Other	7,297	7,327	7,796
Total Other Long-Term Liabilities	$40,944	$45,517	$45,552

12. Supplemental Condensed Consolidated Cash Flow Information
Cash, Cash Equivalents, and Restricted Cash—As of March 31, 2019, December 31, 2018, and March 31, 2018, cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$124,332	$178,579	$335,728
Restricted cash (a), recorded within current assets:
Consignor funds held in legally segregated accounts	10,549	3,938	11,192
Cash Management Account related to the York Property Mortgage (see Note 9)	1,005	716	4,290
Other	185	182	200
Restricted cash, recorded within current assets (a)	11,739	4,836	15,682
Restricted cash, recorded within other long-term assets (a) (b)	17,149	16,819	18,662
Total restricted cash	28,888	21,655	34,344
Cash, cash equivalents, and restricted cash	$153,220	$200,234	$370,072

(a)	Restricted cash generally includes legally restricted deposits or amounts and cash balances restricted as a result of contracts entered into with third parties.

(b)	Principally relates to funds held in escrow pending the payment of sale proceeds to a consignor.
Changes in Other Operating Assets and Liabilities—For the three months ended March 31, 2019 and 2018, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows included the following (in thousands):

Three Months Ended March 31,	2019	2018
Increase in:
Prepaid expenses and other current assets	$(5,517)	$(2,588)
Other long-term assets	(1,572)	(3,773)
Income tax receivables and deferred income tax assets	(20,550)	(12,579)
(Decrease)/increase in:
Accounts payable and accrued liabilities and other liabilities	(55,544)	(57,419)
Accrued income taxes and deferred income tax liabilities	2,467	555
Total changes in other operating assets and liabilities	$(80,716)	$(75,804)
13. Common Stock Repurchase Program
On December 13, 2018, we paid $70 million upon entry into an ASR agreement (the "ASR Agreement"). Pursuant to the ASR Agreement, on December 14, 2018, we received an initial delivery of 1,605,938 shares of our common stock with a value of $59.5 million, or $37.05 per share. In conjunction with our entry into the ASR Agreement, we recorded $59.5 million to Treasury Stock to reduce Shareholders’ Equity for the value of the initial shares received and $10.5 million to Additional Paid-In Capital to reduce Shareholders’ Equity for the unsettled portion of the ASR Agreement, which represented a forward contract indexed to our common stock. On March 1, 2019, the ASR Agreement expired, and we received an additional 186,732 shares of our common stock. Upon conclusion of the ASR Agreement, the $10.5 million initially recorded to Additional Paid-In Capital was reclassified to Treasury Stock on our Condensed Consolidated Statements of Shareholders' Equity. In total, the ASR Agreement resulted in the repurchase of 1,792,670 shares of our common stock for an average price of $39.05 per share. The amount paid to enter into the ASR Agreement effectively utilized the remaining share repurchase authorization from our Board of Directors.
In the first quarter of 2018, we repurchased 488,846 shares of our common stock for an aggregate purchase price of $25.3 million, resulting in an average price of $51.84 per share. These share repurchases were made through open market purchases and purchases made pursuant to an SEC Rule 10b5-1 plan codified at 17 C.F.R. 240.10b5-1.
.

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss and the details regarding any reclassification adjustments made for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31,	2019	2018
Currency Translation Adjustments
Balance at beginning of period	$(84,051)	$(74,505)
Other comprehensive income before reclassifications, net of tax of $0 and $400	1,329	7,225
Other comprehensive income	1,329	7,225
Balance at end of period	(82,722)	(67,280)
Cash Flow Hedges
Balance at beginning of period	(630)	(1,029)
Other comprehensive (loss) income before reclassifications, net of tax of ($70) and $350	(213)	1,060
Reclassifications from accumulated other comprehensive loss, net of tax of $0 and $36	—	110
Other comprehensive (loss) income	(213)	1,170
Balance at end of period	(843)	141
Net Investment Hedges
Balance at beginning of period	15,327	13,559
Other comprehensive loss before reclassifications, net of tax of ($12) and ($525)	(46)	(1,610)
Other comprehensive loss	(46)	(1,610)
Balance at end of period	15,281	11,949
Defined Benefit Pension Plan
Balance at beginning of period	(2,690)	(491)
Currency translation adjustments	(82)	(25)
Other comprehensive loss before reclassifications	(82)	(25)
Prior service cost amortization, net of tax of ($3) and ($4)	(13)	(22)
Actuarial loss amortization, net of tax of $0 and $21	—	104
Reclassifications from accumulated other comprehensive loss, net of tax	(13)	82
Other comprehensive (loss) income	(95)	57
Balance at end of period	(2,785)	(434)
Total other comprehensive income attributable to Sotheby's	975	6,842
Accumulated other comprehensive loss as of March 31	$(71,069)	$(55,624)

Three Months Ended March 31,	2019	2018
Cash Flow Hedges
Settlements	$—	$146
Tax effect	—	(36)
Reclassification adjustments, net of tax	—	110
Defined Benefit Pension Plan
Prior service cost amortization	(16)	(26)
Actuarial loss amortization	—	125
Pre-tax total	(16)	99
Tax effect	3	(17)
Reclassification adjustments, net of tax	(13)	82
Total reclassification adjustments, net of tax	$(13)	$192
15. Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between March 31, 2020 and December 31, 2022. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $11.3 million as of March 31, 2019.
Guarantees of Collection—A guarantee of collection is a commitment to a consignor that, under certain conditions, Sotheby's will fund the payment of net sale proceeds due to the consignor even if the purchaser has not yet made payment. It is not a guarantee that the property will be sold at a certain minimum price. In the event that any item subject to a guarantee of collection is sold and the purchaser does not pay by the settlement date, we are required to pay the consignor the net sale proceeds, but would then take title to the property and have the right to pursue the defaulting buyer and/or reoffer the property at a future sale. In certain limited circumstances, we may also have the right to recover the net sale proceeds from the consignor in the event of an ultimate purchaser default. In February 2019, we completed a sale for which we guaranteed collection to the consignor. As of March 31, 2019, $23.5 million of the purchase price owed by the buyer remained outstanding and is due to be paid in the second quarter of 2019.
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
16. Income Taxes
The U.S. Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. Upon enactment, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed companies to record the income tax effects of the Act as a provisional amount based on reasonable estimates for those tax effects and provided a one-year measurement period for companies to finalize the accounting of the income tax effects of the Act. Our accounting for the effects of the Act was complete as of December 31, 2018; however, there may be some elements of the Act that remain subject to further clarification by the issuance of future regulations or notices by the U.S. Treasury Department or IRS which could result in future adjustments to previously recorded amounts.
Final regulations related to the computation of the one-time transition tax on certain unremitted and untaxed earnings of our foreign subsidiaries were issued on January 15, 2019. These regulations did not have a material impact on the related liability that was recorded.
As of March 31, 2019, December 31, 2018, and March 31, 2018, our Condensed Consolidated Balance Sheets reflect accrued income taxes (net of foreign tax credits) of $15.3 million, $15.3 million, and $34.6 million, respectively, for the one-time transition tax. We have elected to pay these taxes in installments over eight years, as allowed by the Act. Accordingly, as of March 31, 2019, December 31, 2018, and March 31, 2018, we have included approximately $15.3 million, $15.3 million, and $32 million, respectively, within long-term liabilities on our Condensed Consolidated Balance Sheets.
17. Uncertain Tax Positions
As of March 31, 2019, our liability for unrecognized tax benefits, excluding interest and penalties, was $11.8 million, representing a net increase of $0.3 million when compared to a liability of $11.5 million as of December 31, 2018. This net increase is primarily due to the accrual of tax reserves related to transfer pricing and other U.S. state and non-U.S. matters. As of March 31, 2018, our liability for unrecognized tax benefits, excluding interest and penalties, was $12.4 million.
As of March 31, 2019, December 31, 2018, and March 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate was $2.8 million, $2.9 million, and $4.5 million, respectively. We believe it is reasonably possible that a decrease of $3 million in the balance of unrecognized tax benefits can occur within 12 months of the March 31, 2019 balance sheet date as a result of the expiration of statutes of limitations and the expected settlement of ongoing tax audits.
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
We recognize interest expense and penalties related to unrecognized tax benefits as a component of Income Tax Benefit in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2019, the accrual of such interest and penalties increased by approximately $0.1 million.

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
18. Auction Guarantees
From time-to-time, in the ordinary course of business, we will provide a guarantee to the consignor that their consigned artwork will achieve a specified minimum sale price at auction. This type of arrangement is known as an auction guarantee. If the property offered under an auction guarantee sells above the minimum guaranteed price, we are generally entitled to a share of the overage. In the event that the property sells for less than the minimum guaranteed price, we must perform under the auction guarantee by funding the shortfall between the sale price at auction and the amount of the auction guarantee. If the property offered under the auction guarantee does not sell, we must pay the amount of the auction guarantee to the consignor and then take ownership of the unsold property and may recover the amount paid through its future sale. In certain limited situations, if the guaranteed property fails to sell at auction or if the purchaser defaults, the consignor has the right to cancel the auction guarantee and retain the property.
In situations when an item of guaranteed property does not sell and we take ownership of the property, it is taken into Inventory and recorded on our Condensed Consolidated Balance Sheets at the lower of its cost (i.e., the amount paid under the auction guarantee) or our estimate of the property’s net realizable value (i.e., the expected sale price upon its eventual disposition). The market for fine art, decorative art, and jewelry is not a highly liquid trading market. As a result, the valuation of property acquired as a result of failed auction guarantees is inherently subjective and its realizable value often fluctuates over time. Accordingly, the proceeds ultimately realized on the sale of previously guaranteed property may equal, exceed, or be less than the estimated net realizable value recorded as Inventory on our Condensed Consolidated Balance Sheets.
We may reduce our financial exposure under auction guarantees through contractual risk sharing arrangements. Such auction guarantee risk sharing arrangements include irrevocable bid arrangements and, from time-to-time, partner sharing arrangements. An irrevocable bid is an arrangement under which a counterparty irrevocably commits to bid a predetermined price on the guaranteed property. If the irrevocable bid is not the winning bid, the counterparty is generally entitled to receive, as their fee, a share of the buyer's premium earned on the sale and/or a share of any auction guarantee overage. If the irrevocable bid is the winning bid, the counterparty may sometimes receive a fee as compensation for providing the irrevocable bid. This fee is netted against the counterparty's obligation to pay the aggregate purchase price (i.e., the hammer price plus buyer's premium). In a partner sharing arrangement, a counterparty commits to fund: (i) a share of the difference between the sale price at auction and the amount of the auction guarantee, if the property sells for less than the minimum guaranteed price, or (ii) a share of the minimum guaranteed price if the property does not sell, while taking ownership of a proportionate share of the unsold property. In exchange for accepting a share of the financial exposure under the auction guarantee, if the property sells, the counterparty in a partner sharing arrangement is generally entitled to receive, as their fee, a share of the buyer's premium earned on the sale and/or a share of any auction guarantee overage.
The counterparties to these auction guarantee risk sharing arrangements are typically major international art dealers or major art collectors. We could be exposed to losses in the event any of these counterparties do not perform according to the terms of these contractual arrangements. Additionally, although risk sharing arrangements may be used to reduce the risk associated with auction guarantees, we may also enter into auction guarantees without securing such arrangements. In these circumstances, we could be exposed to deterioration in auction commission margins and/or auction guarantee losses if one or more of the guaranteed items fails to sell at its minimum guaranteed price. Furthermore, in such situations, our liquidity could be reduced.
As of March 31, 2019, we had outstanding auction guarantees totaling $234.8 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. Substantially all of the property related to these auction guarantees is being offered at auctions during the second quarter of 2019. Our financial exposure under these auction guarantees is reduced by $162.4 million as a result of our use of contractual risk sharing arrangements with third parties. After taking into account these risk-sharing arrangements, as of March 31, 2019, our net financial exposure related to the auction guarantees was $72.4 million.

We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of March 31, 2019, auction guarantee advances totaled $7.5 million. There were no auction guarantee advances outstanding as of December 31, 2018 and March 31, 2018. As of March 31, 2019, December 31, 2018, and March 31, 2018, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $6.6 million, $2.9 million, and $6.1 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets. This estimated fair value is based on an analysis of historical loss experience related to auction guarantees and does not include the impact of risk-sharing arrangements that may have mitigated all or a portion of any historical losses.
As of April 30, 2019, we had outstanding auction guarantees totaling $178.1 million and, as of that date, our financial exposure was reduced by risk-sharing arrangements totaling $152.6 million. After taking into account these risk-sharing arrangements, as of April 30, 2019, our net financial exposure related to auction guarantees was $25.5 million. Each of the auction guarantees outstanding as of April 30, 2019 has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The majority of property related to these auction guarantees is being offered at auctions during the second quarter of 2019. As of April 30, 2019, we have advanced $7.5 million of the total guaranteed amount.
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
For the three months ended March 31, 2019 and 2018, compensation expense related to share-based payments was as follows (in thousands):

Three Months Ended March 31,	2019	2018
Pre-tax	$7,598	$8,377
After-tax	$5,828	$6,639
For the three months ended March 31, 2019 and 2018, we recognized $1.5 million and $1.2 million, respectively, in excess tax benefits related to share-based payments in our Condensed Consolidated Statements of Operations. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
As of March 31, 2019, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $46.1 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.4 years. We do not capitalize any compensation expense related to share-based payments to employees.
2018 Equity Incentive Plan—The Sotheby’s 2018 Equity Incentive Plan (the “Equity Plan”) was adopted by our Board of Directors on February 28, 2018 and approved by our stockholders on May 3, 2018. The Equity Plan replaced the Sotheby’s Restricted Stock Unit Plan (as amended and restated, the "Restricted Stock Unit Plan") and the Sotheby’s 1997 Stock Option Plan (collectively, the “Prior Plans”), which are discussed in more detail below. The Equity Plan permits the issuance of restricted stock, restricted stock units, performance shares, performance share units, stock options, stock appreciation rights (or, "SAR's"), and other equity-related awards. No further awards will be granted under the Prior Plans after May 3, 2018. However, the terms and conditions of the Prior Plans and related award agreements will continue to apply to all awards granted prior to May 3, 2018 under the Prior Plans.
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
Performance Share Units (or "PSU's") are RSU's that generally vest over three-year service periods, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain ROIC targets (for awards granted beginning in 2016). Prior to vesting, holders of PSU's do not have voting rights and are not entitled to receive dividends or dividend equivalents. Dividend equivalents are generally credited to holders of PSU's at the same rate as dividends are paid on our common stock (if and when such dividends are paid), but are only paid for PSU's that vest and become shares of our common stock. PSU's may not be sold, assigned, transferred, pledged or otherwise encumbered until they vest.
For the three months ended March 31, 2019, the Compensation Committee approved share-based payment awards with a total grant date fair value of $30.9 million, as follows:

•
325,027 PSU's with a grant date fair value of $13.1 million and a single vesting opportunity after a three-year service period. These PSU's provide the recipient with an opportunity to vest in incremental PSU's of up to 100% of the initial units awarded subject to the achievement of certain ROIC targets, for a total maximum vesting opportunity of 200% of the initial award. The maximum number of shares of common stock that may be payable with respect to these awards is 650,054.

•	442,595 RSU's with a grant date fair value of $17.8 million and annual vesting opportunities over a three-year service period.
Summary of Outstanding Share-Based Payment Awards—For the three months ended March 31, 2019, changes to the number of outstanding RSU’s, PSU’s, and restricted shares were as follows (in thousands):

	Restricted Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,852	$39.12
Granted	768	$40.21
Vested	(740)	$30.24
Canceled	(138)	$27.71
Outstanding at March 31, 2019	1,742	$44.48
As of March 31, 2019, 5.9 million shares were available for future awards issued pursuant to the new Equity Plan. The aggregate fair value of RSU’s and PSU's that vested during the three months ended March 31, 2019 and 2018 was $29.6 million and $26.5 million, respectively, based on the closing stock price on the dates the shares vested.
Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for-one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three months ended March 31, 2019 and 2018, we recognized $0.3 million within General and Administrative Expenses in our Condensed Consolidated Statements of Operations related to common stock shares awarded under the Directors Stock Plan. As of March 31, 2019, 193,864 deferred stock units were outstanding under the Directors Stock Plan and 79,533 units were available for future issuance.

20. Loss Per Share
Basic loss per share—Basic loss per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Our participating securities include unvested restricted stock units and unvested restricted shares held by employees, both of which have non-forfeitable rights to dividends. (See Note 19 for information on our share-based payment programs.)
Diluted loss per share—Diluted loss per share attributable to Sotheby's common shareholders is computed in a similar manner to basic loss per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Our potential common shares principally include unvested performance share units held by employees, unvested restricted stock units that do not have non-forfeitable rights to dividends, and deferred stock units held by members of our Board of Directors. (See Note 19 for information on our share-based payment programs.)
The table below summarizes the computation of basic and diluted loss per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

Three Months Ended March 31,	2019	2018
Numerator:
Net loss attributable to Sotheby’s	$(7,071)	$(6,522)
Less: Net income attributable to participating securities	—	—
Net loss attributable to Sotheby’s common shareholders	$(7,071)	$(6,522)
Denominator:
Weighted average common shares outstanding	46,422	52,464
Basic and diluted loss per share - Sotheby’s common shareholders	$(0.15)	$(0.12)
For the three months ended March 31, 2019 and 2018, approximately 1.9 million and 2.2 million potential common shares related to share-based payments were excluded from the computation of diluted loss per share because their inclusion in the computation would be anti-dilutive in a loss period.
21. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties, such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales. For the three months ended March 31, 2018, our Condensed Consolidated Statements of Operations include Agency Commissions and Fees of $0.2 million and Inventory Sales (and related cost of sales) of $5.3 million attributable to transactions with related parties. As of December 31, 2018 and March 31, 2018, Client Payables included amounts owed to related party consignors totaling $4.3 million and $1 million, respectively.
22. Accounting Standards Not Yet Adopted
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
We are currently investing in technology to innovate and expand our traditional auction business, as well as to sharpen the differentiation between us and our competitors. These investments are being made in five key areas: (i) digital infrastructure; (ii) data; (iii) basic digital services; (iv) content marketing; and (v) advanced digital services.
An important measure of the effectiveness of our technology investments is the level of online sales. For the purposes of this discussion, the term "online sales" represents the aggregate sale price of lots purchased through online bids at our live auctions and in our online-only auctions, as well as items purchased through our retail websites, Sotheby’s Home and Sotheby's Wine. In 2018, online sales increased 24% to $220.4 million and include $56 million of sales attributable to online-only auctions and sales through Sotheby’s Home and Sotheby's Wine, as compared to $18.9 million in the prior year. Online sales are an important source of client growth and opportunity.
While our technology investments are facilitating the innovation and expansion of our traditional business, these investments have contributed to an overall increase in operating expenses across various categories in recent reporting periods, including the first quarter of 2019.
Our operations are organized under two segments—the Agency segment and the Finance segment, which does business, and is referred to in this report, as Sotheby’s Financial Services (“SFS”). The Agency segment earns commissions and fees by acting as agent for clients wishing to sell their artworks through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that are owned by Sotheby's. SFS earns interest income and associated fees through art-related financing activities by making loans that are secured by works of art. Art Agency, Partners (“AAP”), which was acquired on January 11, 2016 and through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, and short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business and brand licensing activities, and the results from certain equity method investments.
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
Consolidated Results of Operations for the Three Months Ended March 31, 2019 and 2018
Overview—For the three months ended March 31, 2019, we reported a net loss of ($7.1) million, or ($0.15) per diluted share, compared to a net loss of ($6.5) million, or ($0.12) per diluted share, in the same period of the prior year. After excluding certain items, Adjusted Net Loss* for the period was ($6.9) million, or ($0.15) per diluted share, as compared to Adjusted Net Income* of $5 million, or $0.09 per diluted share, in the prior year.
The unfavorable comparison of our first quarter results to the prior year is principally due to a $101.1 million (15%) decrease in Net Auction Sales3 that is largely the result of lower consignment levels in our Impressionist, Modern, and Contemporary Art sales in London, caused, in part, by Brexit-related uncertainties. Another important factor impacting the comparison to the prior year is the fact that our Hong Kong spring sale series occurred on a different schedule in the current year, with more sales within the series occurring in the second quarter instead of the first quarter. Accordingly, first quarter Net Auction Sales attributable to the Hong Kong spring sales series decreased 7% from $129 million in 2018 to $120 million in 2019. However, in total, across the first and second quarters, our Hong Kong spring sales series totaled $398 million in 2019, as compared to $383 million in the same period of 2018, representing a 4% year-over-year increase.
Outlook—We are encouraged by the consignment offerings in our upcoming spring sales of Impressionist, Modern, and Contemporary Art in New York. We expect that our earnings for the second quarter of 2019 will compare favorably to the prior year, due, in part, to the strong performance and change in timing of our spring Hong Kong sales, as discussed above, as well as our expectations for the profitability of our spring sales in New York. (See statement on Forward Looking Statements.)
____________________________________
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

Consolidated Financial Data Table—The following table presents a summary of our consolidated results of operations and related statistical metrics for the three months ended March 31, 2019 and 2018, as well as a comparison between the current and prior year periods (in thousands, except per share data):

			Variance
Three Months Ended March 31,	2019	2018	$ / %	%
Revenues:
Agency commissions and fees	$147,667	$165,526	$(17,859)	(11%)
Inventory sales	8,766	16,236	(7,470)	(46%)
Finance	13,266	9,881	3,385	34%
Other	3,766	4,153	(387)	(9%)
Total revenues	173,465	195,796	(22,331)	(11%)
Expenses:
Agency direct costs	31,803	35,273	(3,470)	(10%)
Cost of inventory sales	7,166	15,995	(8,829)	(55%)
Cost of finance revenues (a)	—	2,263	(2,263)	(100%)
Marketing	5,908	5,722	186	3%
Salaries and related (b)	76,645	78,719	(2,074)	(3%)
General and administrative	47,842	43,813	4,029	9%
Depreciation and amortization	7,691	7,100	591	8%
Restructuring charges, net	(19)	—	(19)	N/A
Total expenses	177,036	188,885	(11,849)	(6%)
Operating (loss) income	(3,571)	6,911	(10,482)	N/A
Net interest expense (c)	(12,866)	(8,948)	(3,918)	(44%)
Extinguishment of debt	—	(10,855)	10,855	(100%)
Non-operating income	1,848	1,424	424	30%
Loss before taxes	(14,589)	(11,468)	(3,121)	(27%)
Income tax benefit	(5,986)	(4,136)	(1,850)	(45%)
Equity in earnings of investees	1,528	806	722	90%
Net loss	(7,075)	(6,526)	(549)	(8%)
Less: Net loss attributable to noncontrolling interest	(4)	(4)	—	—%
Net loss attributable to Sotheby's	$(7,071)	$(6,522)	$(549)	(8%)
Diluted loss per share - Sotheby’s common shareholders	$(0.15)	$(0.12)	$(0.03)	(25%)
Statistical Metrics:
Aggregate Auction Sales (d)	$713,684	$827,735	$(114,051)	(14%)
Net Auction Sales (e)	$590,252	$691,369	$(101,117)	(15%)
Private Sales (f)	$200,880	$246,588	$(45,708)	(19%)
Consolidated Sales (g)	$923,330	$1,090,559	$(167,229)	(15%)
Effective income tax rate	(41.0%)	(36.1%)	(4.9%)	N/A
Non-GAAP Financial Measures:
Adjusted Expenses (h)	$137,376	$130,979	$6,397	5%
Adjusted Operating (Loss) Income (h)	$(2,880)	$11,286	$(14,166)	N/A
Adjusted Net (Loss) Income (h)	$(6,902)	$4,955	$(11,857)	N/A
Adjusted Diluted (Loss) Earnings Per Share (h)	$(0.15)	$0.09	$(0.24)	N/A

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
Separate discussions of Agency segment and SFS results for the three months ended March 31, 2019 and 2018, as well as a comparison of our indirect expenses between these periods, are presented in the captioned sections below.
Agency Segment
Agency Segment Financial Data Table—The following table presents a summary of Agency segment loss before taxes and related statistical metrics for the three months ended March 31, 2019 and 2018 (in thousands):

			Variance
Three Months Ended March 31,	2019	2018	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions	$117,038	$132,130	$(15,092)	(11%)
Auction related fees, net (a)	9,428	11,743	(2,315)	(20%)
Total auction commissions and fees	126,466	143,873	(17,407)	(12%)
Private sale commissions	18,239	19,485	(1,246)	(6%)
Other Agency commissions and fees (b)	2,918	1,992	926	46%
Total Agency commissions and fees	147,623	165,350	(17,727)	(11%)
Inventory sales	6,679	14,383	(7,704)	(54%)
Total Agency segment revenues	154,302	179,733	(25,431)	(14%)
Expenses:
Agency direct costs:
Auction direct costs	29,693	33,019	(3,326)	(10%)
Private sale expenses	2,050	2,114	(64)	(3%)
Intersegment costs (c)	2,801	2,538	263	10%
Total Agency direct costs	34,544	37,671	(3,127)	(8%)
Cost of inventory sales (d)	5,660	14,674	(9,014)	(61%)
Marketing	5,800	5,625	175	3%
Salaries and related (e)	73,552	75,623	(2,071)	(3%)
General and administrative	45,516	41,860	3,656	9%
Depreciation and amortization	7,445	6,871	574	8%
Restructuring charges, net	(19)	—	(19)	N/A
Total Agency segment expenses	172,498	182,324	(9,826)	(5%)
Agency segment operating loss	(18,196)	(2,591)	(15,605)	*
Net interest expense (f)	(7,726)	(7,870)	144	2%
Non-operating income	1,818	1,367	451	(33%)
Equity in (losses) earnings of investees	(42)	71	(113)	N/A
Agency segment loss before taxes	$(24,146)	$(9,023)	$(15,123)	*
Statistical Metrics:
Aggregate Auction Sales (g)	$713,684	$827,735	$(114,051)	(14%)
Net Auction Sales (h)	$590,252	$691,369	$(101,117)	(15%)
Items sold at auction with a hammer (sale) price greater than $1 million	99	113	(14)	(12%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$334,574	$414,283	$(79,709)	(19%)
Items sold at auction with a hammer (sale) price greater than $3 million	29	34	(5)	(15%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$214,587	$279,370	$(64,783)	(23%)
Auction Commission Margin (i)	18.2%	17.3%	0.9%	N/A
Private Sales (j)	$200,880	$246,588	$(45,708)	(19%)
Consolidated Sales (k)	$921,243	$1,088,706	$(167,463)	(15%)
Non-GAAP Financial Measure:
Adjusted Agency Segment Loss Before Taxes (l)	$(23,455)	$(4,648)	$(18,807)	*

Legend:
*	Represents a change in excess of 100%.
(a)	Auction Related Fees, net includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
(b)	Principally includes commissions and fees earned in connection with art sales brokered by third parties.
(c)
Principally includes fees charged to the Agency segment to compensate SFS for generating auction and private sale consignments through the sale of term loan collateral. In addition, this line item includes amounts charged by SFS for loans issued with favorable terms as an accommodation to the Agency segment in order to secure a consignment or enhance a client relationship.

(d)
Includes the net book value of inventory sold, commissions and fees paid to third parties who help facilitate the sale of inventory, and writedowns associated with the periodic assessment of inventory valuation.

(e)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many employees often perform duties that could be categorized across more than one of these line items.

(f)
Represents interest expense attributable to long-term debt less non-operating interest income. On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, revolving credit facility costs are no longer allocated to our segments for the purpose of measuring segment profitability. Segment results for three months ended March 31, 2018, have been recast to reflect this change in the measurement of segment profitability.

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
A detailed discussion of the significant factors impacting the comparison of Agency segment results between the current and prior year periods is presented in the captioned sections below.
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
Our buyer's premium is based on a tiered rate structure, which generally charges buyers a lower percentage for higher valued property, while lower valued property is charged a higher rate of commission. Accordingly, our aggregate Auction Commission Margin4 may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by situations when we share our buyer's premium with a consignor in order to secure a competitive high-value consignment, as well as by our use of auction guarantees. For example, in situations when guaranteed property sells for less than the guaranteed price, our buyer's premium from that sale is used to reduce the loss on the transaction. (See Note 18 of Notes to Condensed Consolidated Financial Statements for information related to our use of auction guarantees.)

_____________________
4 Auction Commission Margin represents total auction commissions, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors, as a percentage of Net Auction Sales.

For the three months ended March 31, 2019, our net auction results5 decreased $14.1 million (13%) principally due to a $101.1 million (15%) decrease in Net Auction Sales that is largely the result of lower consignment levels in our Impressionist, Modern, and Contemporary Art sales in London, caused, in part, by Brexit-related uncertainties. Another important factor impacting the comparison to the prior year is the fact that our Hong Kong spring sale series occurred on a different schedule in the current year, with more sales within the series occurring in the second quarter instead of the first quarter. Accordingly, first quarter Net Auction Sales attributable to the Hong Kong spring sales series decreased 7% from $129 million in 2018 to $120 million in 2019. However, in total, across the first and second quarters, our Hong Kong spring sales series totaled $398 million in 2019, as compared to $383 million in the same period of 2018, representing a 4% year-over-year increase.
The impact of the lower level of Net Auction Sales in the period is partially offset by an improvement in Auction Commission Margin from 17.3% to 18.2%, reflecting a decrease in sales of higher valued property.
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
For the three months ended March 31, 2019, private sale commissions decreased $1.2 million (6%), when compared to the prior year, due to a lower level of transaction volume during the period, particularly with respect to higher valued property, partially offset by an improvement in private sale commission margins.

_______________________________
5 Net auction results include auction commissions and fees (including any net overage or shortfall related to auction guarantees) less auction related direct costs.

Sotheby's Financial Services
The following table presents a summary of SFS income before taxes and related loan portfolio metrics, as of and for the three months ended March 31, 2019 and 2018 (in thousands):

			Variance
Three Months Ended March 31,	2019	2018	$ /%	%
Revenues:
Client paid revenues (a)	$13,266	$9,881	$3,385	34%
Intersegment revenues (b)	2,801	2,535	266	10%
Total finance revenues	16,067	12,416	3,651	29%
Expenses:
Corporate finance charge (c)	5,849	4,023	1,826	45%
Marketing	11	10	1	10%
Salaries and related (d)	1,025	1,046	(21)	(2%)
General and administrative	929	388	541	*
Depreciation and amortization	29	33	(4)	(12%)
Total SFS expenses	7,843	5,500	2,343	43%
SFS operating income	8,224	6,916	1,308	19%
Non-operating loss	(247)	(165)	(82)	(50%)
SFS income before taxes	$7,977	$6,751	$1,226	18%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$727,783	$513,482	$214,301	42%
Average Loan Portfolio (f)	$700,034	$556,870	$143,164	26%
Finance Revenue Percentage (g)	9.2%	8.9%	0.3%	N/A
Client Paid Interest Revenue Percentage (h)	7.0%	6.3%	0.7%	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)	Includes client paid interest, facility fees, and collateral release fees.
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

(c)
On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, for the purpose of measuring segment profitability, SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. This charge is eliminated in the consolidation of Sotheby's results. Segment results for the three months ended March 31, 2018 have been recast to reflect this change in the measurement of segment profitability.

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

For the three months ended March 31, 2019, SFS income before taxes increased $1.2 million (18%) largely due to a 26% increase in the Average Loan Portfolio and a higher average interest margin earned on outstanding loans. These factors are partially offset by retroactive interest rate rebates triggered on certain loans during the current period.
Salaries and Related Costs
For the three months ended March 31, 2019 and 2018, salaries and related costs consisted of the following (in thousands):

			Variance
Three Months Ended March 31,	2019	2018	$	%
Full-time salaries	$42,543	$42,275	$268	1%
Incentive compensation expense	3,457	3,005	452	15%
Employee benefits and payroll taxes	17,176	15,771	1,405	9%
Share-based payment expense	7,598	8,377	(779)	(9%)
Contractual severance agreements	—	2,822	(2,822)	(100%)
Other compensation expense (a)	5,871	6,469	(598)	(9%)
Total salaries and related costs	$76,645	$78,719	$(2,074)	(3%)
Legend:
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire, and other employment arrangements.
For the three months ended March 31, 2019, salaries and related costs decreased $2.1 million (3%) when compared to the prior year. The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased salaries and related costs by $1.9 million. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs did not change between the current and prior year periods. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three months ended March 31, 2019, full-time salaries increased $0.3 million (1%), when compared to the prior year. The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased full-time salaries by $1.1 million. Excluding the impact of changes in foreign currency exchange rates, full-time salaries increased $1.4 million (3%) due to headcount and base salary increases.
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
For the three months ended March 31, 2019, employee benefits and payroll taxes increased $1.4 million (9%). The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased employee benefits and payroll taxes by $0.5 million. Excluding the impact of changes in foreign currency exchange rates, employee benefits and payroll taxes increased $1.9 million (12%). This increase is principally due to the improved performance of deemed participant investments in the DCP, which resulted in a higher level of recorded expense. On a consolidated basis, the higher level of DCP expense is largely offset by market gains in the related trust assets, which are reflected in our Condensed Consolidated Statements of Operations within non-operating income.

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
For the three months ended March 31, 2019, share-based payment expense decreased $0.8 million (9%) when compared to the prior year largely due the later timing of awards granted in the current year. (See Note 19 of Notes to Condensed Consolidated Financial Statements for more detailed information related to our share-based compensation programs.)
Contractual Severance Agreements—For the three months ended March 31, 2018, we recorded charges of $2.8 million resulting from contractual severance agreements entered into with certain former employees, which allowed us to redirect compensation towards the headcount supporting our various growth initiatives.
Other Compensation Expense—For the three months ended March 31, 2019, other compensation expense decreased $0.6 million (9%) when compared to the prior year, primarily due to lower costs from retention-based, new-hire arrangements.
General and Administrative Expenses
General and administrative expenses include professional fees, facilities-related expenses, and travel and entertainment costs, as well as other indirect expenses. For the three months ended March 31, 2019, general and administrative expenses increased $4 million (9%) when compared to the prior year. The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased general and administrative expenses by $1.1 million. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $5.1 million (12%). This increase is due to higher spending on digital initiatives and off-site storage costs incurred during the York Property enhancement project, as well as higher travel and entertainment costs.
Depreciation and Amortization Expense
For the three months ended March 31, 2019, depreciation and amortization expense increased $0.6 million (8%) primarily due to amortization expense attributable to technology assets that have recently been placed in service. This factor is partially offset by lower accelerated depreciation expense associated with certain building improvements and other fixed assets that have been or will be removed from service before the end of their originally estimated useful lives in connection with the York Property enhancement project.
Restructuring Charges
Beginning in the second quarter of 2018, we implemented a restructuring plan with the principal goal of reducing headcount through the elimination of certain Agency segment and corporate level positions (the "2018 Restructuring Plan"). The 2018 Restructuring Plan was completed in the fourth quarter of 2018 and resulted in $10.8 million of Restructuring Charges in 2018. The remaining restructuring liability of $3 million as of March 31, 2019 is recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability is expected to be substantially settled through cash payments to be made throughout 2019.

Net Interest Expense
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Condensed Consolidated Statements of Operations. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolving credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. Subsequent to the refinancing and resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, beginning in the third quarter of 2018, all borrowing costs associated with our revolving credit facility are recorded as interest expense in our Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2019, net interest expense increased $3.9 million (44%) when compared to the prior year. This increase is largely due to a higher level of outstanding borrowings on our revolving credit facility. On an all-in basis (i.e., combining the amounts recorded in cost of finance revenues and interest expense), the costs associated with our revolving credit facilities and borrowings thereunder increased by $1.8 million (63%) during the three months ended March 31, 2019, when compared to the same period in the prior year. (See "Sotheby's Financial Services" above and Note 9 of Notes to Condensed Consolidated Financial Statements.)
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
As of March 31, 2019, we estimate that our annual ETR, excluding discrete items, will be approximately 31%, as compared to our estimate of approximately 28% as of March 31, 2018. The net increase in the estimate of our annual ETR is primarily due to the increase in the statutory rate of the U.S. Base Erosion Anti-Abuse Tax (“BEAT”), which is a minimum tax on certain payments to non-U.S. related parties, from 5%, in 2018, to 10%, in 2019. The estimated annual ETR of approximately 31% is higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes, the U.S. tax on global intangible low-taxed income (“GILTI”), which requires income earned by foreign subsidiaries in excess of a nominal return on their depreciable assets to be included currently in the income of the U.S. shareholder, BEAT, and non-deductible expenses.
For the three months ended March 31, 2019, our ETR is (41.0%) compared to an ETR of (36.1%) for the same period in the prior year. This increase is primarily due to the increase in the estimated annual ETR, as described above, and the recognition of a discrete income tax benefit recorded in the prior period related to a loss incurred on the extinguishment of debt that was recorded at U.S. federal, state and local rates, which together, were lower than our estimated annual ETR.
Equity in Earnings of Investees
For the three months ended March 31, 2019, earnings from equity method investments increased $0.7 million (90%) due to better results associated with Acquavella Modern Art.

Impact of Changes in Foreign Currency Exchange Rates
For the three months ended March 31, 2019, the strengthening of the U.S Dollar relative to other currencies had a net unfavorable impact of $0.4 million on our operating loss, with revenues unfavorably impacted by $5.1 million, and expenses favorably impacted by $4.7 million.
CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, total cash, cash equivalents, and restricted cash decreased $47 million to $153.2 million, as compared to a decrease of $553.9 million to $370.1 million for the three months ended March 31, 2018. The significant factors impacting the comparisons between these periods are discussed below.
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
For the three months ended March 31, 2019, net cash used by operating activities of $137.6 million is principally due to net cash outflows of $71 million associated with the timing of the settlement of auction and private sale transactions, as net sale proceeds were paid to certain consignors in advance of receiving payment from the associated buyers in the current period. Also contributing to the net cash outflow from operating activities is the funding of 2018 incentive compensation ($52 million) and payments made in respect of the Art Agency Partners ("AAP") earn-out arrangement ($8.75 million).
For the three months ended March 31, 2018, net cash used by operating activities of $155.6 million is principally due to net cash outflows of $108.9 million associated with the settlement of auction and private sale transactions during the period, due in part to net sale proceeds paid to consignors in early 2018 from sales and buyer collections occurring late in 2017. Also contributing to the net cash outflows from operating activities in the period is the funding of 2017 incentive compensation ($51.4 million) and payments made in respect of the AAP earn-out arrangement ($8.75 million).
Net Cash (Used) Provided by Investing Activities—For the three months ended March 31, 2019, net cash used by investing activities of $46.9 million is largely due to the net funding of client loans ($26.7 million) and the funding of capital expenditures of $21.3 million, which includes approximately $8 million for the enhancements being made to the York Property.
For the three months ended March 31, 2018, net cash provided by investing activities of $66 million was largely due to net collections of client loans ($79.2 million). This investing net cash inflow was partially offset by the funding of capital expenditures and acquisitions.
Net Cash Provided (Used) by Financing Activities—For the three months ended March 31, 2019, net cash provided by financing activities of $136.6 million is primarily due to net borrowings under our revolving credit facilities ($150 million). This financing net cash inflow is partially offset by the funding of employee tax obligations related to share-based payments ($11.3 million) and principal payments made on the York Property Mortgage ($2.1 million).
For the three months ended March 31, 2018, net cash used by financing activities of $471.6 million was primarily due to the settlement of our $300 million 2022 Senior Notes, including the payment of a call premium of $7.9 million, and net repayments of revolver borrowings under our credit facility ($131.5 million), as well as common stock repurchases ($21 million).
(See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding the York Property Mortgage and our revolving credit facility. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on our common stock repurchase program.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of March 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a):
York Property Mortgage:
Principal payments	$258,742	$14,670	$30,549	$213,523	$—
Interest payments	40,343	13,130	24,354	2,859	—
Sub-total	299,085	27,800	54,903	216,382	—
2025 Senior Notes
Principal payments	400,000	—	—	—	400,000
Interest payments	136,500	19,500	39,000	39,000	39,000
Sub-total	536,500	19,500	39,000	39,000	439,000
Revolving credit facility borrowings	429,736	—	—	429,736	—
Total debt and interest payments	1,265,321	47,300	93,903	685,118	439,000
Other commitments:
Operating lease obligations (b)	100,587	19,082	31,494	19,150	30,861
Compensation arrangements (c)	11,291	6,408	4,327	556	—
Acquisition earn-out consideration (d)	8,750	8,750	—	—	—
Auction guarantees (e)	227,305	227,305	—	—	—
Unfunded loan commitments (f)	57,883	57,883	—	—	—
Liability related to U.S. Tax Cuts and Jobs Act (g)	15,271	—	—	4,113	11,158
Uncertain tax positions (h)	—	—	—	—	—
Total other commitments	421,087	319,428	35,821	23,819	42,019
Total	$1,686,408	$366,728	$129,724	$708,937	$481,019

(a) The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. We are party to an interest rate collar, which effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. The table above assumes that the annual interest rate for the York Property Mortgage will be within the interest rate collar's floor and ceiling rates for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity. The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as additional annual principal prepayments of $6.25 million each July continuing through 2021. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, as well as information related to the 2025 Senior Notes and our revolving credit facility. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate collar.)

(b)
These amounts represent our undiscounted non-cancellable future minimum operating lease commitments, including any contractual market-based or indexed rent adjustments that are currently in effect. The lease commitments reflected in the table also include any future fixed minimum payments for common area maintenance, insurance, or tax payments for which we are also obligated under the terms of certain leases. (See Note 6 to Notes to Condensed Consolidated Financial Statements for additional information related to leases.)

(c)
These amounts represent the remaining commitment for future salaries and other cash compensation related to compensation arrangements with certain senior employees, excluding any participation in our incentive compensation and share-based payment programs.

(d) In conjunction with the acquisition of AAP on January 11, 2016, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. The cumulative financial performance target associated with this earn-out arrangement was achieved in the fourth quarter of 2016. The remaining $8.75 million owed under the earn-out arrangement will be paid in March 2020.

(e)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of March 31, 2019, net of amounts advanced, if any. (See Note 18 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.)

(f) Represents unfunded commitments to extend additional credit through SFS. (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the SFS loan portfolio.)

(g)
Represents the income tax payable for the one-time mandatory transition tax on unremitted foreign earnings related to the U.S. Tax Cuts and Jobs Act. We elected to settle this liability in installments over eight years, as allowed by the Act. (See Note 16 of Notes to Condensed Consolidated Financial Statements.)

(h)
Excludes the $13 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2019. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities. (See Note 17 of Notes to Condensed Consolidated Financial Statements.)

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
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 10 of Notes to Condensed Consolidated Financial Statements.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of March 31, 2019, we held cash and cash equivalents of $124.3 million, with $9.1 million held in the U.S. and $115.2 million held by our foreign subsidiaries (see “Repatriation of Foreign Earnings” below). In addition to our available cash balances, we also have access to a revolving credit facility to support our various capital requirements. As of March 31, 2019, our revolving credit facility had a total available borrowing capacity of $474.1 million. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facility.)
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

Repatriation of Foreign Earnings—On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted into law. One provision of the Act required U.S. taxes to be paid on certain of our foreign earnings that had not been repatriated, which totaled $460 million as of December 31, 2017. Our liability for this one-time mandatory transition tax, net of tax credits and other U.S. deductions, is approximately $25 million, and is being paid in installments over eight years beginning in 2018. Through the first quarter of 2019, we have repatriated approximately $372 million of the $460 million in foreign earnings to the U.S. and, as of March 31, 2019, the remaining liability for the one-time mandatory transition tax was approximately $15.3 million. (See statement on Forward Looking Statements.) (See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information of the effects of the Act.)
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
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Condensed Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 18 of Notes to Condensed Consolidated Financial Statements); (iii) the potential funding of client loans (see Note 5 of Notes to Condensed Consolidated Financial Statements); (iv) repayments of outstanding revolving credit facility borrowings, if any, (v) the potential repayment of other debt; (vi) the funding of capital expenditures, including approximately $35 million related to various real estate projects; (vii) the funding of other possible business initiatives and/or investments; (viii) the funding of potential common stock repurchases (see Note 13 of Notes to Condensed Consolidated Financial Statements); and (ix) the funding of the other short-term and long-term commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
We believe that existing cash balances, operating cash flows, and revolving credit facility borrowings will be adequate to support our anticipated short and long-term commitments, operating needs and capital requirements through the June 23, 2023 expiration of our revolving credit facility. (See statement on Forward Looking Statements.)
ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 22 of Notes to Condensed Consolidated Financial Statements for a discussion of accounting standards that have not yet been adopted.

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
(iii)	Adjusted Agency Segment Loss Before Taxes
To the extent applicable, these non-GAAP financial measures exclude the effect of the following items, as detailed in the accompanying reconciliation tables below:

(i)	Charges related to contractual severance agreements entered into with certain former employees;
(ii)	Accelerated depreciation charges related to certain fixed assets that have been removed from service in connection with enhancements being made to the York Property;

(iii)	Credits associated with the restructuring plan implemented in 2018;

(iv)	The loss incurred in connection with the extinguishment of our 2022 Senior Notes; and

(v)	Adjustments made to our estimate of the net cost related to the effective settlement of an income tax audit.
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
The following is a reconciliation of total expenses to Adjusted Expenses for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31,	2019	2018
Total expenses	$177,036	$188,885
Subtract: Agency direct costs	31,803	35,273
Subtract: Cost of inventory sales	7,166	15,995
Subtract: Cost of finance revenues	—	2,263
Subtract: Contractual severance agreement charges	—	2,822
Subtract: Accelerated depreciation charges	710	1,553
Subtract: Restructuring plan credits	(19)	—
Adjusted Expenses	$137,376	$130,979
The following is a reconciliation of operating (loss) income to Adjusted Operating (Loss) Income for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31,	2019	2018
Operating (loss) income	$(3,571)	$6,911
Add: Contractual severance agreement charges	—	2,822
Add: Accelerated depreciation charges	710	1,553
Add: Restructuring plan credits	(19)	—
Adjusted Operating (Loss) Income	$(2,880)	$11,286

The following is a reconciliation of Agency segment loss before taxes to Adjusted Agency Segment Loss Before Taxes for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31,	2019	2018
Agency segment loss before taxes	$(24,146)	$(9,023)
Add: Contractual severance agreement charges	—	2,822
Add: Accelerated depreciation charges	710	1,553
Add: Restructuring plan credits	(19)	—
Adjusted Agency Segment Loss Before Taxes	$(23,455)	$(4,648)
The following is a reconciliation of net loss attributable to Sotheby's to Adjusted Net (Loss) Income for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31,	2019	2018
Net loss attributable to Sotheby's	$(7,071)	$(6,522)
Add: Contractual severance agreement charges, net of tax of $0 and ($676)	—	2,146
Add: Accelerated depreciation charges, net of tax of ($176) and ($385)	534	1,168
Add: Restructuring plan credits, net of tax of ($9) and $0	(28)	—
Add: Extinguishment of debt, net of tax of $0 and ($2,692)	—	8,163
Add: Net credit associated with the effective settlement of an income tax audit	(337)	—
Adjusted Net (Loss) Income	$(6,902)	$4,955
The income tax effect of each line item in the reconciliation of net loss attributable to Sotheby's to Adjusted Net (Loss) Income is computed using the relevant jurisdictional tax rate for that item.
The following is a reconciliation of diluted loss per share to Adjusted Diluted (Loss) Earnings Per Share for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31,	2019	2018
Diluted loss per share	$(0.15)	$(0.12)
Add: Contractual severance agreement charges, per share	—	0.04
Add: Accelerated depreciation charges, per share	0.01	0.02
Add: Restructuring plan credits, per share	—	—
Add: Extinguishment of debt, per share	—	0.15
Add: Net credit associated with the effective settlement of an income tax audit, per share	(0.01)	—
Adjusted Diluted (Loss) Earnings Per Share	$(0.15)	$0.09

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
See Part II, Item 1A, "Risk Factors."

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of March 31, 2019, our financial instruments include:

Financial Instrument	Reference to Notes to Condensed Consolidated Financial Statements
Cash and cash equivalents	See Note 12
Restricted cash	See Note 12
Notes receivable	See Note 5
Credit facility borrowings	See Note 9
The York Property Mortgage	See Note 9
Unsecured senior notes	See Note 9
Various derivative financial instruments, including an interest rate collar and outstanding forward exchange contracts	See Note 10
Our exposure to market risk has not materially changed since December 31, 2018. For a discussion of our quantitative and qualitative disclosures related to market risks, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2019, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of March 31, 2019.
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
ITEM 1A: RISK FACTORS
There have been no changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our common stock repurchase program for the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (a)
January 2019	—	$—		—	$581,035
February 2019	—	$—		—	$581,035
March 2019 (b)	186,732	$56.23	(b)	186,732	$581,035
Total	186,732	$56.23		186,732
(a) Represents the dollar value of shares that were available to be repurchased under our publicly announced share repurchase program at the end of each respective monthly period.
(b) On December 13, 2018, we paid $70 million upon entry into an ASR agreement (the "ASR Agreement"). Pursuant to the ASR Agreement, on December 14, 2018, we received an initial delivery of 1,605,938 shares of our common stock with a value of $59.5 million, or $37.05 per share. On March 1, 2019, the ASR Agreement expired, and we received an additional 186,732 shares of our common stock. The average price per share reported in the table above for the repurchase of these shares is calculated using the $10.5 million value of the previously unsettled portion of the ASR Agreement, which represented a forward contract indexed to our common stock. In total, the ASR Agreement resulted in the repurchase of 1,792,670 shares of our common stock for an average price of $39.05 per share.
(See Note 13 of Notes to Condensed Consolidated Financial Statements for more detailed information about our common stock repurchase program.)

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
Date: May 2, 2019