Form 10-Q
period 2019-06-30
SOTHEBYS
filed 2019-07-30
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from_______ to _______
Commission File Number 1-9750

(Exact name of registrant as specified in its charter)
Delaware		38-2478409
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1334 York Avenue
New York,	New York	10021
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (212) 606-7000
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	BID	NYSE
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 26, 2019, there were 46,613,443 outstanding shares of common stock, par value $0.01 per share, of the registrant.
________________________________________________________________________________________________

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Agency commissions and fees	$322,144	$290,879	$469,811	$456,405
Inventory sales	18,259	40,106	27,025	56,342
Finance	15,848	9,641	29,114	19,522
Other	5,527	5,010	9,293	9,163
Total revenues	361,778	345,636	535,243	541,432
Expenses:
Agency direct costs	73,834	59,449	105,637	94,722
Cost of inventory sales	15,335	42,414	22,501	58,409
Cost of finance revenues	—	1,793	—	4,056
Marketing	6,546	6,276	12,454	11,998
Salaries and related	110,601	96,718	187,246	175,437
General and administrative	47,267	45,671	95,109	89,484
Depreciation and amortization	7,929	7,343	15,620	14,443
Merger-related expenses (see Note 22)	5,710	—	5,710	—
Restructuring charges, net	(31)	2,146	(50)	2,146
Total expenses	267,191	261,810	444,227	450,695
Operating income	94,587	83,826	91,016	90,737
Interest income	286	482	571	847
Interest expense	(13,604)	(8,894)	(26,755)	(18,207)
Write-off of credit facility fees	—	(3,982)	—	(3,982)
Extinguishment of debt	—	—	—	(10,855)
Non-operating income	1,687	2,449	3,535	3,873
Income before taxes	82,956	73,881	68,367	62,413
Income tax expense	26,808	17,838	20,822	13,702
Equity in earnings of investees	853	1,234	2,381	2,040
Net income	57,001	57,277	49,926	50,751
Less: Net loss attributable to noncontrolling interest	(5)	(5)	(9)	(9)
Net income attributable to Sotheby's	$57,006	$57,282	$49,935	$50,760
Basic earnings per share - Sotheby’s common shareholders	$1.21	$1.09	$1.06	$0.96
Diluted earnings per share - Sotheby's common shareholders	$1.20	$1.08	$1.05	$0.95
Weighted average basic shares outstanding	46,614	51,780	46,518	52,122
Weighted average diluted shares outstanding	47,124	52,210	47,077	52,491

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$57,001	$57,277	$49,926	$50,751
Other comprehensive loss:
Currency translation adjustments	(1,866)	(14,206)	(619)	(7,006)
Cash flow hedges	(1,428)	136	(1,641)	1,306
Net investment hedges	1,041	3,350	995	1,740
Defined benefit pension plan	(13)	81	(26)	163
Total other comprehensive loss	(2,266)	(10,639)	(1,291)	(3,797)
Comprehensive income	54,735	46,638	48,635	46,954
Less: Comprehensive loss attributable to noncontrolling interests	(5)	(5)	(9)	(9)
Comprehensive income attributable to Sotheby's	$54,740	$46,643	$48,644	$46,963

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands)

	June 30, 2019	December 31, 2018	June 30, 2018

A S S E T S
Current assets:
Cash and cash equivalents	$132,137	$178,579	$432,357
Restricted cash (see Notes 9 and 12)	38,016	4,836	28,979
Accounts receivable, net of allowance for doubtful accounts of $9,411, $9,125, and $9,667	900,362	978,140	1,088,569
Notes receivable, net of allowance for credit losses of $1,271, $1,075, and $1,132	39,889	103,834	92,770
Inventory	32,204	43,635	32,639
Income tax receivables	19,374	3,353	18,051
Prepaid expenses and other current assets (see Note 11)	41,279	38,631	43,262
Total current assets	1,203,261	1,351,008	1,736,627
Notes receivable, net of allowance for credit losses of $1,525, $1,525, and $1,525	714,918	602,389	390,507
Fixed assets, net of accumulated depreciation and amortization of $248,057, $237,211, and $239,705	405,657	386,736	356,162
Operating lease right-of-use assets (see Note 6)	77,636	—	—
Goodwill	55,540	55,573	55,670
Intangible assets, net	11,354	12,993	14,613
Income tax receivables	17,964	16,694	327
Deferred income taxes	31,849	37,035	27,948
Other long-term assets (see Note 11)	232,409	226,660	229,813
Total assets	$2,750,588	$2,689,088	$2,811,667
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$901,779	$997,168	$1,191,581
Accounts payable and accrued liabilities	94,752	101,366	104,608
Accrued salaries and related costs	71,887	92,219	62,160
Current portion of long-term debt, net	9,409	13,604	13,423
Operating lease liabilities (see Note 6)	17,129	—	—
Accrued income taxes	49,782	31,169	23,012
Other current liabilities	14,478	13,263	11,785
Total current liabilities	1,159,216	1,248,789	1,406,569
Credit facility borrowings	320,000	280,000	63,000
Long-term debt, net	639,689	638,786	648,411
Operating lease liabilities (see Note 6)	62,015	—	—
Accrued income taxes	22,648	19,933	26,737
Deferred income taxes	14,008	14,569	14,035
Other long-term liabilities (see Note 11)	39,789	45,517	46,171
Total liabilities	2,257,365	2,247,594	2,204,923
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value	716	711	711
Authorized shares — 200,000,000
Issued shares —71,640,967; 71,188,120; and 71,173,857
Outstanding shares —46,612,978; 46,346,863; and 51,613,065
Additional paid-in capital	477,107	463,623	458,712
Treasury stock shares, at cost — 25,027,989; 24,841,257; and 19,560,792	(849,784)	(839,284)	(617,048)
Retained earnings	938,375	888,333	830,459
Accumulated other comprehensive loss	(73,335)	(72,044)	(66,263)
Total shareholders’ equity	493,079	441,339	606,571
Noncontrolling interest	144	155	173
Total equity	493,223	441,494	606,744
Total liabilities and shareholders’ equity	$2,750,588	$2,689,088	$2,811,667
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities:
Net income attributable to Sotheby's	$49,935	$50,760
Adjustments to reconcile net income attributable to Sotheby's to net cash (used) provided by operating activities:
Extinguishment of debt	—	10,855
Write-off of credit facility fees	—	3,982
Depreciation and amortization	15,620	14,443
Amortization of operating lease right-of-use assets	8,419	—
Deferred income tax expense	4,821	2,873
Share-based payments	15,917	14,689
Net pension benefit	(1,341)	(1,626)
Inventory writedowns and bad debt provisions	2,204	8,106
Amortization of debt issuance costs	862	877
Equity in earnings of investees	(2,381)	(2,040)
Other	1,013	947
Changes in assets and liabilities:
Accounts receivable	19,478	(285,172)
Client payables	(94,600)	205,791
Inventory	9,920	33,680
Changes in other operating assets and liabilities (see Note 12)	(37,100)	(41,370)
Net cash (used) provided by operating activities	(7,233)	16,795
Investing Activities:
Funding of notes receivable	(153,528)	(66,608)
Collections of notes receivable	165,348	161,192
Capital expenditures	(43,468)	(19,075)
Acquisitions, net of cash acquired	(759)	(5,702)
Funding of investments	(411)	(64)
Distributions from investees	2,050	2,179
Settlement of net investment hedges	548	(5,921)
Net cash (used) provided by investing activities	(30,220)	66,001
Financing Activities:
Proceeds from credit facility borrowings	725,000	108,000
Repayments of credit facility borrowings	(685,000)	(241,500)
Repayments of York Property Mortgage	(4,154)	(3,978)
Settlement of 2022 Senior Notes, including call premium	—	(307,875)
Debt issuance and other borrowing costs	(71)	(3,457)
Repurchases of common stock (see Note 13)	(10,500)	(62,497)
Settlement of forward contract indexed to Sotheby's common stock (see Note 13)	10,500	—
Funding of employee tax obligations upon the vesting of share-based payments	(11,666)	(9,903)
Net cash provided (used) by financing activities	24,109	(521,210)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(83)	(6,734)
Decrease in cash, cash equivalents, and restricted cash	(13,427)	(445,148)
Cash, cash equivalents, and restricted cash at beginning of period	200,234	923,926
Cash, cash equivalents, and restricted cash at end of period	$186,807	$478,778
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
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY'S
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2019	$711	$463,623	$(839,284)	$888,333	$(72,044)	$441,339
Net loss attributable to Sotheby's				(7,071)		(7,071)
Other comprehensive income					975	975
Common stock shares withheld to satisfy employee tax obligations		(11,597)				(11,597)
Restricted stock units vested, net	5	(5)				—
Amortization of share-based payment expense		7,598				7,598
Shares and deferred stock units issued to directors		344				344
Forward contract indexed to Sotheby's common stock		10,500	(10,500)			—
Other				106		106
Balance at March 31, 2019	716	470,463	(849,784)	881,368	(71,069)	431,694
Net income attributable to Sotheby's				57,006		57,006
Other comprehensive loss					(2,266)	(2,266)
Common stock shares withheld to satisfy employee tax obligations		(69)				(69)
Amortization of share-based payment expense		8,319				8,319
Modification of share-based payment award (see Note 18)		(1,981)				(1,981)
Shares and deferred stock units issued to directors		375				375
Other				1		1
Balance at June 30, 2019	$716	$477,107	$(849,784)	$938,375	$(73,335)	$493,079

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$709	$453,364	$(554,551)	$779,699	$(62,466)	$616,755
Net loss attributable to Sotheby's				(6,522)		(6,522)
Other comprehensive income					6,842	6,842
Common stock shares withheld to satisfy employee tax obligations		(9,548)				(9,548)
Restricted stock units vested, net	2	(2)				—
Amortization of share-based payment expense		8,377				8,377
Shares and deferred stock units issued to directors		250				250
Repurchases of common stock			(25,340)			(25,340)
Balance at March 31, 2018	711	452,441	(579,891)	773,177	(55,624)	590,814
Net income attributable to Sotheby's				57,282		57,282
Other comprehensive loss					(10,639)	(10,639)
Common stock shares withheld to satisfy employee tax obligations		(385)				(385)
Amortization of share-based payment expense		6,312				6,312
Shares and deferred stock units issued to directors		344				344
Repurchases of common stock			(37,157)			(37,157)
Balance at June 30, 2018	$711	$458,712	$(617,048)	$830,459	$(66,263)	$606,571

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
As successor to a business that began in 1744, Sotheby's is the oldest company listed on the New York Stock Exchange ("NYSE") (symbol: BID) and is the only publicly traded investment opportunity in the art market. Sotheby's is incorporated in Delaware. On June 16, 2019, Sotheby's entered into an Agreement and Plan of Merger with Bidfair USA LLC and BidFair MergeRight Inc. If the pending Merger (as defined in Note 22) is consummated, Sotheby’s will cease to be a publicly traded company. (See Note 22 for information regarding the pending Merger of Sotheby's with Bidfair USA LLC and BidFair MergeRight Inc.)
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
Principles of Consolidation—The unaudited Condensed Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries and Sotheby's (Beijing) Auction Co., Ltd. ("Sotheby's Beijing"), a joint venture in which we have a controlling 80% ownership interest. The net loss attributable to the minority owner of Sotheby's Beijing is reported as "Net Loss Attributable to Noncontrolling Interest" in our Condensed Consolidated Income Statements, and the non-controlling 20% ownership interest is reported as "Noncontrolling Interest" within the Equity section of our Condensed Consolidated Balance Sheets. Intercompany transactions and balances among our subsidiaries are eliminated in consolidation.
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

________________________________________________________________
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
The following table presents our segment information for the three and six months ended June 30, 2019 and 2018 (in thousands):

Three Months Ended June 30, 2019	Agency	SFS	All Other	Reconciling items		Total
Revenues	$338,139	$18,359	$7,791	$(2,511)	(a)	$361,778
Segment income before taxes (b)	$77,290	$9,584	$1,335	$(5,253)	(c)	$82,956
Three Months Ended June 30, 2018
Revenues	$327,445	$11,823	$8,550	$(2,182)	(a)	$345,636
Segment income before taxes (b)	$70,192	$6,380	$1,051	$(3,742)	(c)	$73,881
Six Months Ended June 30, 2019
Revenues	$492,441	$34,426	$13,688	$(5,312)	(a)	$535,243
Segment income before taxes (b)	$53,144	$17,561	$3,413	$(5,751)	(c)	$68,367
Six Months Ended June 30, 2018
Revenues	$507,178	$24,239	$14,732	$(4,717)	(a)	$541,432
Segment income before taxes (b)	$61,169	$13,131	$2,439	$(14,326)	(c)	$62,413

(a)
The reconciling items related to revenues consist principally of amounts charged by SFS to the Agency segment, including interest and facility fees related to certain loans made to Agency segment clients, as well as fees charged for term loan collateral sold at auction or privately through the Agency segment.

(b)
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS (see Note 9). The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within Cost of Finance Revenues in our Condensed Consolidated Income Statements. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility.

Subsequent to the refinancing and resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, beginning in the third quarter of 2018, all borrowing costs associated with our revolving credit facility are recorded as interest expense in our Condensed Consolidated Income Statements.
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

(c)	The unallocated amounts and reconciling items related to segment income before taxes are detailed in the table below.
The table below presents a reconciliation of total segment income before taxes to consolidated income before taxes for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Agency	$77,290	$70,192	$53,144	$61,169
SFS	9,584	6,380	17,561	13,131
All Other	1,335	1,051	3,413	2,439
Segment income before taxes	88,209	77,623	74,118	76,739
Unallocated amounts and reconciling items:
Revolving credit facility costs (a)	(5,164)	(6,473)	(9,983)	(9,419)
SFS corporate finance charge	6,474	3,965	12,323	7,988
Merger-related expenses	(5,710)	—	(5,710)	—
Extinguishment of debt	—	—	—	(10,855)
Equity in earnings of investees (b)	(853)	(1,234)	(2,381)	(2,040)
Income before taxes	$82,956	$73,881	$68,367	$62,413

(a)
For the three and six months ended June 30, 2018, revolving credit facility costs in the table above includes approximately $4 million of unamortized fees related to our previous credit agreements that were written off in the second quarter of 2018. (See Note 9.)

(b)
For segment reporting purposes, our share of earnings related to equity investees is included as part of income before taxes. However, such earnings are reported separately below income before taxes in our Condensed Consolidated Income Statements.

The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of June 30, 2019, December 31, 2018, and June 30, 2018 (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Agency	$1,884,330	$1,886,986	$2,227,296
SFS	759,623	705,779	494,420
All Other	37,448	39,241	43,625
Total segment assets	2,681,401	2,632,006	2,765,341
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	69,187	57,082	46,326
Consolidated assets	$2,750,588	$2,689,088	$2,811,667

Substantially all of our capital expenditures for the six months ended June 30, 2019, the year ended December 31, 2018, and the six months ended June 30, 2018 were attributable to the Agency segment.

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
The following tables summarize our revenues by segment and type for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Agency	SFS	All Other	Total	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$275,851	$—	$—	$275,851	$257,799	$—	$—	$257,799
Auction related fees, net (a)	19,086	—	—	19,086	6,081	—	—	6,081
Private sale commissions	24,780	—	114	24,894	24,016	—	500	24,516
Other Agency commissions and fees	2,302	—	11	2,313	2,359	—	124	2,483
Total Agency commissions and fees	322,019	—	125	322,144	290,255	—	624	290,879
Inventory sales	16,120	—	2,139	18,259	37,190	—	2,916	40,106
Advisory revenues	—	—	1,315	1,315	—	—	1,156	1,156
License fee and other revenues	—	—	4,212	4,212	—	—	3,854	3,854
Total revenue from contracts with customers	338,139	—	7,791	345,930	327,445	—	8,550	335,995
Finance revenue:
Interest and related fees	—	15,848	—	15,848	—	9,641	—	9,641
Total revenues	$338,139	$15,848	$7,791	$361,778	$327,445	$9,641	$8,550	$345,636

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Agency	SFS	All Other	Total	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$392,889	$—	$—	$392,889	$389,929	$—	$—	$389,929
Auction related fees, net (a)	28,514	—	—	28,514	17,824	—	—	17,824
Private sale commissions	43,019	—	114	43,133	43,501	—	500	44,001
Other Agency commissions and fees	5,220	—	55	5,275	4,351	—	300	4,651
Total Agency commissions and fees	469,642	—	169	469,811	455,605	—	800	456,405
Inventory sales	22,799	—	4,226	27,025	51,573	—	4,769	56,342
Advisory revenues	—	—	2,722	2,722	—	—	2,406	2,406
License fee and other revenues	—	—	6,571	6,571	—	—	6,757	6,757
Total revenue from contracts with customers	492,441	—	13,688	506,129	507,178	—	14,732	521,910
Finance revenue:
Interest and related fees	—	29,114	—	29,114	—	19,522	—	19,522
Total revenues	$492,441	$29,114	$13,688	$535,243	$507,178	$19,522	$14,732	$541,432

(a)	Auction Related Fees, net, includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
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
The table below presents the Accounts Receivable balances related to our contracts with customers and associated Client Payables as of June 30, 2019, December 31, 2018, and June 30, 2018. The net receivable (payable) balance reported at each balance sheet date is dependent on the timing of auction and private sale settlements, as well as the extent of extended payment terms granted to buyers, particularly if not matched by the consignor.

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Accounts receivable	$890,330	$967,817	$1,076,152
Client payables	901,779	997,168	1,191,581
Net payable	$(11,449)	$(29,351)	$(115,429)

As of June 30, 2019, the net payable balance was ($11.4) million, as compared to net payable balances of ($29.4) million as of December 31, 2018 and ($115.4) million as of June 30, 2018. As of June 30, 2019, Accounts Receivable includes $91.1 million related to situations when we paid the consignor prior to collecting from the buyer, as compared to $118.7 million as of December 31, 2018 and $75.3 million as of June 30, 2018. As of June 30, 2019, December 31, 2018, and June 30, 2018, Accounts Receivable (net) also included $39.3 million, $39.6 million, and $26.9 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
Deferred revenue balances are generally not material.
Contract Costs—We incur various direct costs in the fulfillment of our auction services. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. A large portion of these costs are funded prior to the auction and are recorded on our Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the auction sale when they are expensed to Direct Costs of Services in the Condensed Consolidated Income Statements. As of June 30, 2019, December 31, 2018, and June 30, 2018, the contract cost balances recorded within Prepaid Expenses and Other Current Assets were $11 million, $10.8 million, and $6.8 million, respectively.

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
As of June 30, 2019, December 31, 2018, and June 30, 2018, the net Notes Receivable balance of SFS was $747.3 million, $694 million, and $480 million, respectively. As of June 30, 2019, December 31, 2018, and June 30, 2018, $39.9 million, $99.7 million, and $91.8 million, respectively, of the net Notes Receivable balance of SFS was classified within current assets on our Condensed Consolidated Balance Sheets, with the remainder classified within non-current assets. The classification of a loan as current or non-current takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.
As of June 30, 2019, December 31, 2018, and June 30, 2018, the total net Notes Receivable balance of SFS included $188.5 million, $126.2 million, and $28.4 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the six months ended June 30, 2019 and 2018, SFS issued $68.6 million and $15.1 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable (net) within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2019 and 2018, such repayments totaled $6.3 million and $41.1 million, respectively.
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
The LTV ratio of certain loans may increase above the 50% target due to a decrease in the low auction estimates of the collateral. The revaluation of term loan collateral is performed by our specialists on a semi-annual basis, or more frequently, if there is a material change in the circumstances related to the loan, the value of the collateral, the disposal plans for the collateral, or if an event of default occurs. We believe that the LTV ratio is the critical credit quality indicator for the secured loans made by SFS.
The table below provides the aggregate LTV ratio for the SFS loan portfolio as of June 30, 2019, December 31, 2018, and June 30, 2018 (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Secured loans	$747,312	$693,977	$479,972
Low auction estimate of collateral	$1,633,504	$1,629,270	$1,159,693
Aggregate LTV ratio	46%	43%	41%

The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of June 30, 2019, December 31, 2018, and June 30, 2018 (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Secured loans with an LTV ratio above 50%	$266,931	$264,916	$105,744
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$479,638	$476,157	$182,398
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	56%	56%	58%

The table below provides other credit quality information regarding secured loans made by SFS as of June 30, 2019, December 31, 2018, and June 30, 2018 (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Total secured loans	$747,312	$693,977	$479,972
Loans past due	$42,424	$14,405	$62,310
Loans more than 90 days past due	$14,561	$8,911	$41,819
Non-accrual loans	$—	$3,854	$15,402
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	1,271	1,075	1,132
Total allowance for credit losses - secured loans	$1,271	$1,075	$1,132

We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of June 30, 2019, $42.4 million of the net Notes Receivable balance was past due, of which $14.6 million was more than 90 days past due. We are continuing to accrue interest on all past due loans and, as of June 30, 2019, the collateral securing such loans had a low auction estimate of approximately $83.6 million, resulting in a weighted average LTV ratio of approximately 51%. In consideration of expected loan renewals, as well as the value of the remaining collateral, we believe that the principal and interest amounts owed for these past due loans will be collected.
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
A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. The determination of whether a specific loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional facts become known. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of June 30, 2019, December 31, 2018, and June 30, 2018, there were no impaired loans outstanding.

As of June 30, 2019, unfunded commitments to extend additional credit through SFS were approximately $65.8 million.
Agency Segment—As discussed in Note 4, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. As of June 30, 2018, Notes Receivable (net) within the Agency segment included $1.2 million of such amounts reclassified from Accounts Receivable (net), respectively.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. As of June 30, 2019, December 31, 2018 and June 30, 2018 loans of this type had a balance of $2.1 million, $3.1 million, and $2.1 million respectively.
In certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such Agency segment consignor advances are recorded on our Condensed Consolidated Balance Sheets within Notes Receivable (net) and totaled $3.2 million as of December 31, 2018. There were no Agency segment consignor advances outstanding as of June 30, 2019 and June 30, 2018.
Allowance for Credit Losses—During the period January 1, 2019 to June 30, 2019, activity related to the Allowance for Credit Losses by segment was as follows (in thousands):

	SFS	Agency	Total
Balance as of January 1, 2019	$1,075	$1,525	$2,600
Change in loan loss provision based on historical data	196	—	196
Balance as of June 30, 2019	$1,271	$1,525	$2,796

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
Lease right-of-use assets and lease liabilities are measured and recognized on our Condensed Consolidated Balance Sheets on the lease commencement date, which is the date on which the lessor makes the underlying asset available to use. The measurement of lease right-of-use assets and lease liabilities is based on the present value of lease payments not yet made, discounted using our incremental borrowing rate ("IBR") as of the commencement date of the lease. In determining our IBR, a number of factors are considered, including the term of the lease, the effects of collateral, the economic environment of the lessee, and the creditworthiness of the lessee. Short-term operating leases, which have an initial term of twelve months or less, are not recognized on our Condensed Consolidated Balance Sheets.
Operating lease cost is calculated so that the aggregate amount of fixed minimum lease payments for each lease is recognized in our Condensed Consolidated Income Statements on a straight-line basis over the term of the lease. Variable lease payments are not included in the lease liability recorded on our Condensed Consolidated Balance Sheets, but are recognized in our Condensed Consolidated Income Statements during the period in which the obligation for those payments is incurred. Our variable lease payments principally relate to lease obligations which are periodically adjusted for changes in an index or rate, including fair market rental rate adjustments that typically occur according to a scheduled rent review period. For leases with such provisions, the operating right-of-use asset and lease liability are measured using the index or fair market rental rate in effect at the lease commencement date. Under the terms of most leases, we are required to pay various service fees, real estate taxes, and insurance costs which are variable in nature and, therefore not included in the measurement of our lease liabilities.

Certain of our leases provide us the option to extend or terminate the lease term. Such options are factored into the measurement of our lease right-of-use assets and lease liabilities when we determine it is reasonably certain that the option will be exercised.
The following table summarizes the components of the operating lease cost reflected in our Condensed Consolidated Income Statements within General and Administrative Expenses for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$4,869	$9,730
Variable lease cost	671	1,428
Sublease income	(377)	(856)
Total lease cost	$5,163	$10,302

The following table summarizes information about the amount and timing of our future operating lease commitments as of June 30, 2019 (in thousands):

2019 (remaining)	$9,978
2020	18,638
2021	14,622
2022	12,027
2023	8,899
Thereafter	31,720
Total undiscounted operating lease payments	$95,884
Less: Imputed interest	(16,740)
Present value of operating lease liabilities	$79,144

As of June 30, 2019, the weighted-average remaining lease term for our operating leases is 7.43 years, and the weighted average discount rate used to measure our operating lease liabilities is 4.70%.
For the six months ended June 30, 2019, operating lease liabilities arising from obtaining right-of-use assets totaled $8.7 million. For the six months ended June 30, 2019, cash payments made in respect of our lease liabilities totaled $9.4 million and are classified within operating activities in our Condensed Consolidated Statements of Cash Flows.
The following table summarizes the future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2018 (in thousands):

January 2019 to December 2019	January 2020 to December 2020	January 2021 to December 2021	January 2022 to December 2022	January 2023 to December 2023	Thereafter	Total (a)
$20,039	$17,771	$14,033	$11,750	$9,449	$32,318	$105,360
The following table summarizes the future minimum lease payments due under non-cancellable operating leases in effect at June 30, 2018 (in thousands):

July 2018 to June 2019	July 2019 to June 2020	July 2020 to June 2021	July 2021 to June 2022	July 2022 to June 2023	Thereafter	Total (a)
$19,311	$16,802	$14,384	$11,522	$9,652	$30,121	$101,792

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

7. Goodwill and Intangible Assets
Goodwill—For the six months ended June 30, 2019 and 2018, changes in the carrying value of Goodwill were as follows (in thousands):

Six Months Ended June 30,	2019			2018
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of January 1	$49,422	$6,151	$55,573	$44,396	$6,151	$50,547
Goodwill acquired	—	—	—	5,259	—	5,259
Foreign currency exchange rate changes	(33)	—	(33)	(136)	—	(136)
Ending balance as of June 30	$49,389	$6,151	$55,540	$49,519	$6,151	$55,670

On February 2, 2018, we acquired Viyet, an online marketplace for interior design specializing in vintage and antique furniture, decorative objects, and accessories. This acquisition complements and enhances our online sales program, and provides an additional sale format to offer clients. In October 2018, Viyet was rebranded as Sotheby's Home.
Intangible Assets—As of June 30, 2019, December 31, 2018, and June 30, 2018, intangible assets consisted of the following (in thousands):

	Amortization Period	June 30, 2019	December 31, 2018	June 30, 2018
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - Art Advisory Partners	8 years	10,800	10,800	10,800
Non-compete agreements - Art Advisory Partners	5-6 years	3,060	3,060	3,060
Artworks database (b)	10 years	1,275	1,275	1,200
Technology	4 years	4,461	4,461	4,461
Total intangible assets subject to amortization		19,596	19,596	19,521
Accumulated amortization		(8,566)	(6,927)	(5,232)
Total amortizable intangible assets (net)		11,030	12,669	14,289
Total intangible assets (net)		$11,354	$12,993	$14,613

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)
Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and subsequent cash payments made in the third quarters of 2017 and 2018.

For the three and six months ended June 30, 2019, amortization expense related to intangible assets was approximately $0.8 million and $1.6 million, respectively. For the three and six months ended June 30, 2018, amortization expense related to intangible assets was approximately $0.7 million and $1.3 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the June 30, 2019 balance sheet date are as follows (in thousands):

Period	Amount
July 2019 to June 2020	$3,186
July 2020 to June 2021	$3,062
July 2021 to June 2022	$2,302
July 2022 to June 2023	$1,480
July 2023 to June 2024	$805

8. Defined Benefit Pension Plan
We sponsor a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"), which was closed to future service cost accruals on April 30, 2016. For the three and six months ended June 30, 2019 and 2018, the components of the net pension credit related to the U.K. Pension Plan recorded within Non-Operating Income in our Condensed Consolidated Income Statements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$1,990	$1,939	$4,006	$3,920
Expected return on plan assets	(2,640)	(2,839)	(5,315)	(5,741)
Amortization of actuarial loss	—	122	—	247
Amortization of prior service cost	(16)	(26)	(32)	(52)
Net pension credit	$(666)	$(804)	$(1,341)	$(1,626)

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

Subject to maintaining a minimum level of available borrowing capacity, the New Credit Agreement permits dividend payments, common stock repurchases, investments, and certain debt prepayments, so long as no event of default exists. The New Credit Agreement also contains certain financial covenants, which are only applicable during certain defined compliance periods. These financial covenants were not applicable for the twelve month period ended June 30, 2019.
(See Note 22 for information regarding the pending Merger of Sotheby's with Bidfair USA LLC and BidFair MergeRight Inc., as well as the potential impact of the pending Merger on the New Credit Agreement.)
We have incurred aggregate fees of approximately $4.4 million related to the New Credit Agreement, which are being amortized on a straight-line basis through its June 26, 2023 maturity date.
The following tables summarize information related to our revolving credit facilities as of and for the periods ended June 30, 2019, December 31, 2018, and June 30, 2018 (in thousands):

As of and for the periods ended	June 30, 2019	December 31, 2018	June 30, 2018
Maximum borrowing capacity	$1,100,000	$1,100,000	$1,100,000
Borrowing base	$907,133	$857,773	$655,198
Borrowings outstanding	$320,000	$280,000	$63,000
Available borrowing capacity (a)	$587,133	$577,773	$592,198
Average Borrowings Outstanding:
Three months ended June 30,	$325,055	N/A	$63,637
Six months ended June 30,	$338,857	N/A	$105,823
Year ended December 31,	N/A	$106,181	N/A

(a)	The available borrowing capacity is calculated as the borrowing base less borrowings outstanding.
Borrowing costs under the Previous Credit Agreements related to the Agency segment are reflected in our Condensed Consolidated Income Statements as Interest Expense. Borrowing costs under the Previous Credit Agreements related to SFS are reflected in our Condensed Consolidated Income Statements within Cost of Finance Revenues as any borrowings thereunder were used to directly fund client loans. Subsequent to the change in our cash management strategy (as discussed in Note 3), the refinancing of the Previous Credit Agreements, and the resulting elimination of the SFS Credit Facility on June 26, 2018, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings. Accordingly, all borrowing costs associated with the New Credit Agreement are recorded as Interest Expense in our Condensed Consolidated Income Statements.
Long-Term Debt—As of June 30, 2019, December 31, 2018, and June 30, 2018, Long-Term Debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
York Property Mortgage, net of unamortized debt issuance costs of $3,051, $3,559, and $4,039	$253,638	$257,284	$267,082
2025 Senior Notes, net of unamortized debt issuance costs of $4,540, $4,894, and $5,248	395,460	395,106	394,752
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,017, $1,010, and $1,010	(9,409)	(13,604)	(13,423)
Total Long-Term Debt, net	$639,689	$638,786	$648,411

See the captioned sections below for information related to the York Property Mortgage and the 2025 Senior Notes.

York Property Mortgage—The York Property, our headquarters building located at 1334 York Avenue in New York, is subject to a seven-year, $325 million mortgage loan (the "York Property Mortgage") that matures on July 1, 2022. As of June 30, 2019, the York Property Mortgage had an outstanding principal balance of $256.7 million and its fair value approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement of the York Property Mortgage is considered to be a Level 2 fair value measurement in the hierarchy provided by ASC 820, Fair Value Measurements.
The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25% and is being amortized based on a 25-year mortgage-style amortization schedule over its seven-year term. On June 21, 2017, the York Property Mortgage was amended (the "First Amendment") to reduce the minimum net worth that Sotheby's is required to maintain from $425 million to $325 million in order to provide continued flexibility regarding potential future common stock repurchases. On October 18, 2018, the York Property Mortgage was further amended (the "Second Amendment") to modify the definition of net worth whereby the balance recorded within Treasury Stock Shares on our Condensed Consolidated Balance Sheets is added back to Total Equity for the purposes of calculating net worth. Although the minimum net worth required by the York Property Mortgage remains at $325 million, the change to the definition of net worth provides continued flexibility regarding potential future common stock repurchases. Sotheby’s net worth as of June 30, 2019, as calculated under the Second Amendment, is approximately $1.3 billion.
In conjunction with the First Amendment, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments funded primarily with cash accumulated in a restricted cash management account, as discussed below, beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account associated with the York Property Mortgage. On July 2, 2018, a $6.25 million principal payment funded primarily from the restricted cash management account was made in accordance with the First Amendment. On July 1, 2019, a $1.9 million principal payment funded from the restricted cash management account was made in accordance with the First Amendment. (See Note 10 for information related to the interest protection agreements that were entered into in connection with the York Property Mortgage.)
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

•
If Sotheby's corporate credit rating from Standard & Poor’s Rating Services ("S&P") is downgraded to "BB-", the lender may require that the LLC establish cash management accounts (the "Cash Management Accounts") under the lender's control for potential monthly debt service, insurance, and tax payments. If the rating is downgraded to "B+" or "B", the lender may require the LLC to deposit a certain amount of debt service into the Cash Management Accounts (approximately 6 and 12 months of debt service, respectively). If the rating is downgraded to lower than "B", the LLC must make principal payments on the mortgage such that the LTV ratio does not exceed 65%. On February 9, 2016, Sotheby's corporate credit rating from S&P was downgraded to "BB-" from "BB". As a result, a Cash Management Account was established under the control of the lender. The lender will retain any excess cash after monthly debt service, insurance, and taxes as security. As of June 30, 2019, December 31, 2018, and June 30, 2018, the Cash Management Account had a balance of $1.6 million, $0.7 million, and $5.3 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets.

•	At all times during the term of the York Property Mortgage, we are required to maintain a minimum net worth as discussed above, subject to a cure period.
(See Note 22 for information regarding the pending Merger of Sotheby's with Bidfair USA LLC and BidFair MergeRight Inc., as well as the potential impact of the pending Merger on the York Property Mortgage.)
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
If Sotheby's experiences a Change of Control (as defined in the underlying indenture), we must offer to repurchase all of the 2025 Senior Notes then outstanding at 101% of the aggregate principal amount of the 2025 Senior Notes, plus accrued and unpaid interest. (See Note 22 for information regarding the pending Merger of Sotheby's with Bidfair USA LLC and BidFair MergeRight Inc., as well as the potential impact of the pending Merger on the 2025 Senior Notes.)
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
As of June 30, 2019, the $400 million principal amount of the 2025 Senior Notes had a fair value of approximately $405.5 million, reflecting a redemption price of 101.375%, based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the hierarchy provided by ASC 820.

Future Payments Due Under Outstanding Debt—The aggregate future principal and interest payments due under the New Credit Agreement, the York Property Mortgage, and the 2025 Senior Notes during the five-year period after June 30, 2019 are as follows (in thousands):

Period	Amount
July 2019 to June 2020	$41,350
July 2020 to June 2021	$41,198
July 2021 to June 2022	$41,098
July 2022 to June 2023	$563,514
July 2023 to June 2024	$19,500

The table above assumes that the annual interest rate for the York Property Mortgage will be within the ceiling and floor rates of the associated interest rate collar for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity (see Note 10). The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as currently anticipated annual principal prepayments of approximately $2 million each July through 2021.
The table above does not reflect the required potential redemption of the 2025 Senior Notes, the potential required repayment of outstanding revolving credit facility borrowings under the New Credit Agreement, or the potential required repayment of the York Property Mortgage upon the change of control that would occur if the pending Merger discussed in Note 22 is consummated.

10. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of June 30, 2019, December 31, 2018, and June 30, 2018 (in thousands):

	Assets		Liabilities
June 30, 2019	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate collar	N/A	$—	Other Current Liabilities	$629
Interest rate collar	N/A	—	Other Long-Term Liabilities	2,778
Total cash flow hedges		—		3,407
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	1,235	N/A	—
Total		$1,235		$3,407

	Assets		Liabilities
December 31, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate collar	N/A	$—	Other Current Liabilities	$40
Interest rate collar	N/A	—	Other Long-Term Liabilities	1,185
Total cash flow hedges		—		1,225
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	462	N/A	—
Total		$462		$1,225

	Assets		Liabilities
June 30, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate swap	Prepaid Expenses and Other Current Assets	$274	N/A	$—
Interest rate collar	N/A	—	Other Current Liabilities	25
Interest rate collar	N/A	—	Other Long-Term Liabilities	207
Total cash flow hedges		274		232
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	4,444	N/A	—
Total		$4,718		$232

During the six months ended June 30, 2019, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $22.9 million and realized an aggregate gain of $0.5 million. During the six months ended June 30, 2018, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $97.9 million and realized a net loss of ($5.9) million.

The following table summarizes the effect of the derivative financial instruments designated as hedging instruments on our Condensed Consolidated Income Statements and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive Loss - Effective Portion		Classification of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion
Three Months Ended June 30,	2019	2018		2019	2018
Cash Flow Hedges:
Interest rate swap	$—	$15	Interest Expense	$—	$(93)
Interest rate collar	(1,428)	207	Interest Expense	—	7
Total cash flow hedges	(1,428)	222		—	(86)
Net Investment Hedges:
Foreign exchange contracts	1,041	3,350	N/A	—	—
Total	$(387)	$3,572		$—	$(86)

	(Loss) Gain Recognized in Other Comprehensive Loss - Effective Portion		Classification of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Net Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Income - Effective Portion
Six Months Ended June 30,	2019	2018		2019	2018
Cash Flow Hedges:
Interest rate swap	$—	$95	Interest Expense	$—	$(145)
Interest rate collar	(1,641)	1,187	Interest Expense	—	169
Total cash flow hedges	(1,641)	1,282		—	24
Net Investment Hedges:
Foreign exchange contracts	995	1,740	N/A	—	—
Total	$(646)	$3,022		$—	$24

See the captioned sections below for information related to the derivative financial instruments designated as cash flow hedges or net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—In connection with the York Property Mortgage (see Note 9), we entered into interest rate protection agreements secured by the York Property, consisting of a 2-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a 5-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's 7-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then will be between a floor of 4.167% and a cap of 6% for the remainder of its term. Beginning on the effective date of the Mortgage Collar through June 30, 2019, the average interest rate for the York Property Mortgage was 4.4%.
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
As of June 30, 2019, the notional value of the Mortgage Collar was $256.7 million, which is equal to the principal balance of the York Property Mortgage on that date. For the remainder of its term, the Mortgage Collar will have a notional value that is no greater than the applicable forecasted principal balance of the York Property Mortgage.

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
At their inception, the Mortgage Collar and the Revolving Credit Facility Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges remains outstanding and is effective, any unrealized gains and losses related to changes in their fair value are recorded to Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets and then to the extent that there are any hedge settlements, the after-tax amount of any such settlement is reclassified to Interest Expense in our Condensed Consolidated Income Statements in the same period that interest expense related to the underlying debt instruments is recorded. Any hedge ineffectiveness is immediately recognized in Net Income. In addition, if any of the forecasted transactions associated with the Cash Flow Hedges are no longer probable of occurring, any related amounts previously recorded in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets would be immediately reclassified into Net Income.
Management performs a quarterly assessment to determine whether the Mortgage Collar, as amended, continues to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage. As of June 30, 2019, the Mortgage Collar, as amended, is expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage.
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
Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of June 30, 2019, the aggregate notional value of our outstanding net investment hedge contracts was $36.7 million.
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
The following table presents the fair values of forward exchange contract assets and liabilities recorded on our Condensed Consolidated Balance Sheets as of June 30, 2019, December 31, 2018, and June 30, 2018 (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Fair value of forward exchange contracts recorded within Prepaid Expenses and Other Current Assets	$77	$351	$3,712
Fair value of forward exchange contracts recorded within Accounts Payable and Accrued Liabilities	$115	$125	$2

As of June 30, 2019, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $324 million. Notional values do not quantify risk or represent assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.
11. Supplemental Condensed Consolidated Balance Sheet Information
As of June 30, 2019, December 31, 2018, and June 30, 2018, Prepaid Expenses and Other Current Assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Prepaid expenses	$25,440	$25,672	$25,586
Derivative financial instruments (see Note 10)	1,235	462	274
Insurance recoveries	4,147	4,353	2,335
Other	10,457	8,144	15,067
Total Prepaid Expenses and Other Current Assets	$41,279	$38,631	$43,262

As of June 30, 2019, December 31, 2018, and June 30, 2018, Other Long-Term Assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Defined benefit pension plan asset	$103,931	$103,539	$107,647
Equity method investments (a)	47,897	47,507	46,789
Trust assets related to deferred compensation liability	33,457	28,517	30,017
Restricted cash (see Note 12)	16,654	16,819	17,442
Insurance recoveries	13,205	13,882	12,782
Other	17,265	16,396	15,136
Total Other Long-Term Assets	$232,409	$226,660	$229,813

(a)	Includes our equity method investments in RM Sotheby's and AMA, as well as a partnership through which artworks are being purchased and sold.

As of June 30, 2019, December 31, 2018, and June 30, 2018, Other Long-Term Liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Deferred compensation liability	$32,894	$28,255	$29,605
Acquisition earn-out consideration	—	8,750	8,750
Interest rate collar liability (see Note 10)	2,778	1,185	207
Other	4,117	7,327	7,609
Total Other Long-Term Liabilities	$39,789	$45,517	$46,171

12. Supplemental Condensed Consolidated Cash Flow Information
Cash, Cash Equivalents, and Restricted Cash—As of June 30, 2019, December 31, 2018, and June 30, 2018, cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$132,137	$178,579	$432,357
Restricted cash, recorded within current assets:
Consignor funds held in legally segregated accounts	36,187	3,938	23,528
Cash Management Account related to the York Property Mortgage (see Note 9)	1,648	716	5,264
Other	181	182	187
Restricted cash, recorded within current assets	38,016	4,836	28,979
Restricted cash, recorded within other long-term assets (a)	16,654	16,819	17,442
Total restricted cash	54,670	21,655	46,421
Cash, cash equivalents, and restricted cash	$186,807	$200,234	$478,778

(a)	Principally relates to funds held in escrow pending the payment of sale proceeds to a consignor.
Changes in Other Operating Assets and Liabilities—For the six months ended June 30, 2019 and 2018, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows include the following (in thousands):

Six Months Ended June 30,	2019	2018
Increase in:
Prepaid expenses and other current assets	$(3,435)	$(8,233)
Other long-term assets	(4,839)	(3,611)
Income tax receivables and deferred income tax assets	(17,022)	(9,782)
(Decrease)/increase in:
Accounts payable and accrued liabilities and other liabilities	(33,110)	(23,870)
Accrued income taxes and deferred income tax liabilities	21,306	4,126
Total changes in other operating assets and liabilities	$(37,100)	$(41,370)

13. Common Stock Repurchase Program
On December 13, 2018, we paid $70 million upon entry into an Accelerated Share Repurchase ("ASR") agreement (the "December 2018 ASR Agreement"). Pursuant to the December 2018 ASR Agreement, on December 14, 2018, we received an initial delivery of 1,605,938 shares of our common stock with a value of $59.5 million, or $37.05 per share. In conjunction with our entry into the December 2018 ASR Agreement, we recorded $59.5 million to Treasury Stock to reduce Shareholders’ Equity for the value of the initial shares received and $10.5 million to Additional Paid-In Capital to reduce Shareholders’ Equity for the unsettled portion of the December 2018 ASR Agreement, which represented a forward contract indexed to our common stock. On March 1, 2019, the December 2018 ASR Agreement expired, and we received an additional 186,732 shares of our common stock. Upon conclusion of the December 2018 ASR Agreement, the $10.5 million initially recorded to Additional Paid-In Capital was reclassified to Treasury Stock on our Condensed Consolidated Statements of Shareholders' Equity. In total, the December 2018 ASR Agreement resulted in the repurchase of 1,792,670 shares of our common stock for an average price of $39.05 per share. The amount paid to enter into the December 2018 ASR Agreement effectively utilized the remaining share repurchase authorization from our Board of Directors.
During the first six months of 2018, we repurchased 1,192,604 shares of our common stock for an aggregate purchase price of $62.5 million, resulting in an average price of $52.40 per share. These share repurchases were made through open market purchases and purchases made pursuant to an SEC Rule 10b5-1 plan codified at 17 C.F.R. 240.10b5-1.

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss and the details regarding any reclassification adjustments made for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Currency Translation Adjustments
Balance at beginning of period	$(82,722)	$(67,280)	$(84,051)	$(74,505)
Other comprehensive loss before reclassifications, net of tax of $0, $0, $0, and $400	(1,972)	(14,238)	(643)	(7,013)
Other comprehensive loss	(1,972)	(14,238)	(643)	(7,013)
Balance at end of period	(84,694)	(81,518)	(84,694)	(81,518)
Cash Flow Hedges
Balance at beginning of period	(843)	141	(630)	(1,029)
Other comprehensive (loss) income before reclassifications, net of tax of ($471), $73, ($541), and $423	(1,428)	222	(1,641)	1,282
Reclassifications from accumulated other comprehensive loss, net of tax of $0, ($28), $0, and $8	—	(86)	—	24
Other comprehensive (loss) income	(1,428)	136	(1,641)	1,306
Balance at end of period	(2,271)	277	(2,271)	277
Net Investment Hedges
Balance at beginning of period	15,281	11,949	15,327	13,559
Other comprehensive income before reclassifications, net of tax of $341, $1,094, $329, and $569	1,041	3,350	995	1,740
Other comprehensive income	1,041	3,350	995	1,740
Balance at end of period	16,322	15,299	16,322	15,299
Defined Benefit Pension Plan
Balance at beginning of period	(2,785)	(434)	(2,690)	(491)
Currency translation adjustments	106	32	24	7
Other comprehensive income before reclassifications	106	32	24	7
Prior service cost amortization, net of tax of ($3), ($4), ($6), and ($8)	(13)	(21)	(26)	(43)
Actuarial loss amortization, net of tax of $0, $19, $0, and $40	—	102	—	206
Reclassifications from accumulated other comprehensive loss, net of tax	(13)	81	(26)	163
Other comprehensive income (loss)	93	113	(2)	170
Balance at end of period	(2,692)	(321)	(2,692)	(321)
Total other comprehensive loss attributable to Sotheby's	(2,266)	(10,639)	(1,291)	(3,797)
Accumulated other comprehensive loss as of June 30	$(73,335)	$(66,263)	$(73,335)	$(66,263)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash Flow Hedges
Settlements	$—	$(114)	$—	$32
Tax effect	—	28	—	(8)
Reclassification adjustments, net of tax	—	(86)	—	24
Defined Benefit Pension Plan
Prior service cost amortization	(16)	(26)	(32)	(52)
Actuarial loss amortization	—	122	—	247
Pre-tax total	(16)	96	(32)	195
Tax effect	3	(15)	6	(32)
Reclassification adjustments, net of tax	(13)	81	(26)	163
Total reclassification adjustments, net of tax	$(13)	$(5)	$(26)	$187

15. Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between March 31, 2020 and December 31, 2022. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $18.7 million as of June 30, 2019.
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
Rybolovlev Litigation—On November 17, 2017, Sotheby’s, together with its London, Geneva and Vienna subsidiaries, and one of its employees (collectively, “the Sotheby’s Parties”), initiated a declaratory judgment action (requête en conciliation) in Switzerland (the “Swiss Action”), at the Tribunal de Première Instance de la République et Canton de Genève, against Dmitry Rybolovlev and various persons and entities affiliated with him. The Sotheby’s Parties’ action seeks a declaration that the Sotheby’s Parties owe no liability or debt to Mr. Rybolovlev and his affiliates in connection with sales of art and related services to entities affiliated with Mr. Yves Bouvier, as discussed in more detail below. Sotheby’s filed its detailed Statement of Claim on July 11, 2017.

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
On October 2, 2018, two entities controlled by Mr. Rybolovlev commenced proceedings against Sotheby’s and Sotheby’s, Inc. in the U.S. District Court for the Southern District of New York. In their complaint, these entities allege that Sotheby’s and Sotheby's Inc. and their agents, aided and abetted an alleged fraud that Mr. Bouvier allegedly perpetrated against Mr. Rybolovlev and affiliated entities and are claiming a minimum of $380 million in damages. The plaintiffs also allege that the Sotheby's Parties, in commencing the Swiss Action, violated a tolling agreement that the parties had entered into and seek an injunction prohibiting the Sotheby's Parties from prosecuting the Swiss Action. On January 18, 2019, the Sotheby's and Sotheby's Inc. filed a motion to dismiss this complaint, which they believe to be meritless, on numerous grounds.
On June 25, 2019, the District Court in New York granted in part and denied in part Sotheby's and Sotheby's Inc.'s motion to dismiss this case on forum non conveniens and international comity grounds and to dismiss the plaintiffs’ breach of contract claim for failure to state a claim, pursuant to Rule 12(b) of the Federal Rules of Civil Procedure. The District Court in New York granted Sotheby's and Sotheby's Inc.'s motion insofar as it sought to dismiss the plaintiffs’ claim for an injunction prohibiting the Sotheby's Parties from prosecuting the Swiss Action. The District Court in New York otherwise denied the Sotheby's and Sotheby's Inc.'s motion to dismiss. In the same June 25 ruling, the District Court in New York granted in part and denied in part Sotheby's and Sotheby's Inc.'s motion to seal certain publicly filed documents in the case.
On July 23, 2019, Sotheby's and Sotheby's Inc. filed their answer with the District Court in New York. The case will now proceed to discovery.
Litigation Related to Pending Merger—Following the announcement on June 17, 2019 of the pending Merger (see Note 22), Sotheby's and members of its Board of Directors have been named in three putative class action complaints, Shiva Stein vs. Sotheby's, et al. and Eli D. Goffmna vs. Sotheby's, et al. filed in the U.S. District Court for the Southern District of New York, and a third putative class action complaint, Michael Kent vs. Sotheby's, et al. filed in the U.S. District Court for the District of Delaware, by alleged stockholders of Sotheby’s. The plaintiffs allege, among other things, that the preliminary proxy statement filed with the SEC by Sotheby's on July 12, 2019 in connection with the pending Merger misstates or omits material information regarding Sotheby's financial projections, the analyses performed by Sotheby's financial advisors, and the process leading up to the pending Merger, in violation of the federal securities laws.
Litigation such as this is routine in the United States following the announcement of a pending acquisition, and additional, duplicative actions may be filed in the future. We believe that any claim that the preliminary proxy statement is inaccurate or misleading in any way is without merit, and we will vigorously defend against any assertions in these or in any similar actions that may be filed against Sotheby's. Therefore, at this time, we do not believe the ultimate resolution of these lawsuits will have a material adverse effect on Sotheby's.
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

On June 21, 2019, the Internal Revenue Service issued final regulations relating to the global intangible low-taxed income and foreign tax credit provisions of the U.S. tax law changes included in the Act. We do not believe these regulations will have a material impact on our financial statements.
As of June 30, 2019, December 31, 2018, and June 30, 2018, our Condensed Consolidated Balance Sheets reflect long-term accrued income taxes (net of foreign tax credits) of $15.3 million, $15.3 million, and $20.2 million, respectively, for the remaining balance of the one-time transition tax, which we elected to pay in installments over eight years, as allowed by the Act.
17. Auction Guarantees
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
As of June 30, 2019, we had outstanding auction guarantees totaling $68.7 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. All of the property related to these auction guarantees is being offered at auctions during the third and fourth quarters of 2019. Our financial exposure under these auction guarantees is reduced by $59.1 million as a result of our use of contractual risk sharing arrangements with third parties. After taking into account these risk-sharing arrangements, as of June 30, 2019, our net financial exposure related to the auction guarantees was $9.6 million.

We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. There were no auction guarantee advances outstanding as of June 30, 2019, December 31, 2018, and June 30, 2018. As of June 30, 2019, December 31, 2018, and June 30, 2018, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $1.9 million, $2.9 million, and $0.9 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets. This estimated fair value is based on an analysis of historical loss experience related to auction guarantees and does not include the impact of risk-sharing arrangements that may have mitigated all or a portion of any historical losses.
As of July 26, 2019, we had outstanding auction guarantees totaling $44.2 million and, as of that date, our financial exposure was reduced by risk-sharing arrangements totaling $32.9 million. After taking into account these risk-sharing arrangements, as of July 26, 2019, our net financial exposure related to auction guarantees was $11.4 million. Each of the auction guarantees outstanding as of July 26, 2019 has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. The majority of property related to these auction guarantees is being offered at auctions during the fourth quarter of 2019. As of July 26, 2019, we have no auction guarantee advances outstanding.
18. Share-Based Payments
Share-based payments made to employees include performance-based stock unit awards, market-based stock unit awards, restricted stock units, and restricted shares. Share-based payments are also made to members of our Board of Directors through the issuance of common stock and deferred stock units. A description of each of these share-based payments is provided below.
For the three and six months ended June 30, 2019 and 2018, compensation expense related to share-based payments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of share-based payments	$7,269	$6,312	$14,867	$14,689
Accelerated expense attributable to contractual severance agreement	1,050	—	1,050	—
Total share-based payment expense (pre-tax)	$8,319	$6,312	$15,917	$14,689
Total share-based payment expense (after-tax)	$6,386	$5,087	$12,214	$11,726

In the second quarter of 2019, we entered into a contractual severance agreement with a named executive officer (the "NEO”) pursuant to which, among other things, the NEO will no longer be required to provide service in order for his share-based payment awards to vest. In addition, in conjunction with this contractual severance agreement and in anticipation of the pending Merger (see Note 22), the NEO’s stock units were immediately canceled and converted into a right to receive an amount in cash equal in value to the product of: (i) the number of shares of Sotheby’s common stock underlying such awards and (ii) $57.00. As a result of the contractual severance agreement with the NEO, for the three and six months ended June 30, 2019, we recognized accelerated share-based payment expense of $1.1 million related to the removal of the NEO's service requirement and an additional $0.7 million related to the revaluing of the NEO's share-based payment awards to $57.00 per share from their grant date fair value. Also in conjunction with the modification of the NEO's share-based payment awards, in the second quarter of 2019, $2 million was reclassified from Additional Paid-in Capital to Accrued Salaries and Related Costs in our Condensed Consolidated Balance Sheets to reflect the required cash settlement of those awards.
For the six months ended June 30, 2019 and 2018, we recognized $1.5 million and $1.2 million, respectively, in excess tax benefits related to share-based payments in our Condensed Consolidated Income Statements. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
As of June 30, 2019, unrecognized compensation expense related to the unvested portion of share-based payments to employees was $37.6 million. This compensation expense is expected to be amortized over a weighted-average period of approximately 2.2 years. We do not capitalize any compensation expense related to share-based payments to employees.

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
For the six months ended June 30, 2019, the Compensation Committee approved share-based payment awards with a total grant date fair value of $31.4 million, as follows:

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

•	454,519 RSU's with a grant date fair value of $18.3 million and annual vesting opportunities over a three-year service period.
Summary of Outstanding Share-Based Payment Awards—For the six months ended June 30, 2019, changes to the number of outstanding RSU’s, PSU’s, and restricted shares were as follows (in thousands):

	Restricted Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,852	$39.12
Granted	780	$40.20
Vested	(744)	$30.35
Canceled	(200)	$32.38
Outstanding at June 30, 2019	1,688	$44.56

As of June 30, 2019, 5.9 million shares were available for future awards issued pursuant to the new Equity Plan. The aggregate fair value of RSU’s and PSU's that vested during the six months ended June 30, 2019 and 2018 was $29.7 million and $26.8 million, respectively, based on the closing stock price on the dates the shares vested.
Directors Stock Plan—Common stock is issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors may elect to receive this compensation in the form of deferred stock units, which are credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded is calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units are held until a director’s termination of service, at which time the units are settled on a one-for-one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three months ended June 30, 2019 and 2018, we recognized $0.4 million and $0.3 million, respectively, within General and Administrative Expenses in our Condensed Consolidated Income Statements related to common stock shares awarded under the Directors Stock Plan. For the six months ended June 30, 2019 and 2018, such expense was $0.7 million and $0.6 million, respectively. As of June 30, 2019, 203,149 deferred stock units were outstanding under the Directors Stock Plan and 70,248 units were available for future issuance.
19. Earnings Per Share
Basic earnings per share—Basic earnings per share attributable to Sotheby's common shareholders is computed under the two-class method using the weighted average number of common shares outstanding during the period. The two-class method requires that the amount of net income attributable to participating securities be deducted from consolidated net income in the computation of basic earnings per share. In periods with a net loss, the net loss attributable to participating securities is not deducted from consolidated net loss in the computation of basic loss per share as the impact would be anti-dilutive. Our participating securities include unvested restricted stock units and unvested restricted shares held by employees, both of which have non-forfeitable rights to dividends. (See Note 18 for information on our share-based payment programs.)
Diluted earnings per share—Diluted earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic loss per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Our potential common shares principally include unvested performance share units held by employees, unvested restricted stock units that do not have non-forfeitable rights to dividends, and deferred stock units held by members of our Board of Directors. (See Note 18 for information on our share-based payment programs.)

The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Basic:
Numerator:
Net income attributable to Sotheby’s	$57,006	$57,282	$49,935	$50,760
Less: Net income attributable to participating securities	412	844	495	763
Net income attributable to Sotheby’s common shareholders	$56,594	$56,438	$49,440	$49,997
Denominator:
Weighted average common shares outstanding	46,614	51,780	46,518	52,122
Basic earnings per share - Sotheby’s common shareholders	$1.21	$1.09	$1.06	$0.96
Diluted:
Numerator:
Net income attributable to Sotheby’s	$57,006	$57,282	49,935	$50,760
Less: Net income attributable to participating securities	412	844	495	763
Net income attributable to Sotheby’s common shareholders	$56,594	$56,438	$49,440	$49,997
Denominator:
Weighted average common shares outstanding	46,614	51,780	46,518	52,122
Weighted average effect of dilutive potential common shares:
Performance share units	198	259	290	197
Deferred stock units	203	171	199	172
Restricted stock units	109	—	70	—
Weighted average dilutive potential common shares outstanding	510	430	559	369
Weighted average diluted shares outstanding	47,124	52,210	47,077	52,491
Diluted earnings per share - Sotheby’s common shareholders	$1.20	$1.08	$1.05	$0.95

For the three and six months ended June 30, 2019, approximately 0.6 million potential common shares related to share-based payments were excluded from the computation of diluted loss per share because the financial performance or stock price targets inherent in such awards were not achieved as of their respective balance sheet dates. For the three and six months ended June 30, 2018, approximately 1 million potential common shares related to share-based payments were excluded from the computation of diluted loss per share because the financial performance or stock price targets inherent in such awards were not achieved as of their respective balance sheet dates.

20. Restructuring Charges
Beginning in the second quarter of 2018, we implemented a restructuring plan with the principal goal of reducing headcount through the elimination of certain Agency segment and corporate level positions (the "2018 Restructuring Plan"). The 2018 Restructuring Plan was completed in the fourth quarter of 2018 and resulted in $10.8 million of Restructuring Charges in 2018, of which $2.1 million were recorded in the second quarter of 2018. The remaining restructuring liability of $1.1 million as of June 30, 2019 is recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability is expected to be substantially settled through cash payments to be made throughout 2019.
21. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties, such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales. For the three and six months ended June 30, 2019, our Condensed Consolidated Income Statements include Agency Commissions and Fees of $1.5 million, respectively, attributable to transactions with related parties. For the three and six months ended June 30, 2018, our Condensed Consolidated Income Statements include Agency Commissions and Fees of $3.2 million and $3.4 million, respectively, attributable to transactions with related parties.
For the six months ended June 30, 2018, our Condensed Consolidated Income Statements include Inventory Sales (and related cost of sales) of $5.3 million attributable to transactions with related parties.
As of June 30, 2018, Accounts Receivable included amounts due from related party purchasers of $3.6 million. As of December 31, 2018 and June 30, 2018, Client Payables included amounts owed to related party consignors totaling $4.3 million and $0.4 million, respectively. As of June 30, 2019, no such amounts were due from or owed to related parties.
22. Pending Merger
On June 16, 2019, Sotheby's entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Sotheby's, Bidfair USA LLC, a Delaware limited liability company (“Parent”) and BidFair MergeRight Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are ultimately controlled by Patrick Drahi. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Sotheby's (the “Merger”), with Sotheby's continuing as the surviving company in the Merger.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, $0.01 par value, of Sotheby's issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock held in the treasury of Sotheby's or owned by any subsidiary of Sotheby's, Parent, Merger Sub, or any other subsidiary or affiliate of Parent and shares of common stock owned by stockholders of Sotheby's who have neither voted in favor of the Merger nor consented thereto in writing and properly exercised and perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $57.00 in cash, without interest (the "Merger Consideration").
The Merger Agreement contains customary “no-shop” restrictions on Sotheby's ability to solicit alternative transaction proposals from third parties and to provide non-public information to and engage in discussions or negotiations with third parties regarding alternative transaction proposals. Notwithstanding the limitations applicable under the “no-shop” restrictions, after the date of the Merger Agreement, and prior to obtaining the approval of the Merger Agreement by holders of a majority of Sotheby's outstanding common stock, Sotheby's may under certain circumstances provide non-public information to and participate in discussions or negotiations with third parties with respect to an unsolicited alternative transaction proposal that Sotheby's Board of Directors has determined would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).
The consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to (i) the adoption of the Merger Agreement by holders of a majority of Sotheby's outstanding common stock, (ii) certain non-U.S. regulatory approvals relating to competition matters, (iii) written determination from the Committee on Foreign Investment in the United States that there are no unresolved national security concerns with respect to the transactions contemplated by the Merger Agreement, (iv) the absence of a legal restraint or injunction that prohibits or enjoins the consummation of the Merger or any other transactions contemplated under the Merger Agreement, and (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). The obligation of each party to consummate the Merger is also conditioned on the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s compliance, in all material respects, with its covenants and agreements under the Merger Agreement. On July 10, 2019, the Federal Trade Commission (the “FTC”) granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”).

Parent and Merger Sub have secured committed financing, consisting of a combination of equity financing to be provided by NEXT ALT S.à r.l., an affiliate of Parent, and debt financing from BNP Paribas Securities Corp. and BNP Paribas, the aggregate proceeds of which Parent and Merger Sub have represented will be sufficient for Parent and Merger Sub to pay the aggregate Merger Consideration and other fees and expenses under the Merger Agreement. Parent and Merger Sub have agreed to use their respective commercially reasonable efforts to obtain the financing on the terms and conditions described in the debt commitment letter and the equity commitment letter, each entered into on June 16, 2019. In addition, an affiliate of Parent has provided Sotheby's with a guaranty in favor of Sotheby's, which guarantees the payment obligations of Parent’s affiliate under the equity commitment letter and certain payment obligations of Parent and Merger Sub under the Merger Agreement. The equity commitment letter provides that Sotheby's has the right to rely on and enforce certain terms of the agreement. The Merger Agreement does not contain a financing condition.
The Merger Agreement provides for certain customary termination rights of Sotheby's and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before December 13, 2019 (the “Outside Date”), provided that the Outside Date may, under certain circumstances, be extended up to an additional 90 days by either party. Sotheby's may terminate the Merger Agreement, in certain circumstances, including to accept a Superior Proposal pursuant to terms set forth in the Merger Agreement. The Merger Agreement also provides that (1) Sotheby's will be required to pay Parent a termination fee of $110.9 million and/or reimburse Parent for up to $4 million of expenses in certain circumstances, including if Sotheby's terminates the Merger Agreement to accept a Superior Proposal and (2) Parent will be required to pay Sotheby's a termination fee of $221.7 million in certain other circumstances due to Parent’s inability to obtain the debt financing.
The foregoing description of the Merger Agreement is qualified in its entirety by the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2019. For additional information regarding the Merger, please also refer to our Preliminary Proxy Statement filed with the SEC on July 12, 2019.
Assuming timely receipt of required regulatory approvals and timely satisfaction of other closing conditions, including the approval by our shareholders of the merger proposal, we currently expect the closing of the Merger to occur during the fourth quarter of 2019.
If the Merger is consummated, within 30 days of the resulting change of control, we must commence and consummate an offer to purchase all of the outstanding 2025 Senior Notes at a purchase price equal to 101% of their principal amount, plus any accrued interest. However, we shall not be required to make such an offer to purchase all of the outstanding 2025 Senior Notes if (i) a third party makes the offer to purchase the 2025 Senior Notes in the manner, at the times and otherwise in compliance with the requirements set forth in the indenture, and purchases all of the 2025 Senior Notes properly tendered and not withdrawn under the offer to purchase, or (ii) a notice of redemption has been given pursuant to the indenture and until there is a default in payment of the applicable redemption price. We or a third party may make such an offer to purchase the 2025 Senior Notes in advance of a change of control if a definitive agreement to effect the change of control is in place at the time such offer to purchase is made, and the offer to purchase is effected upon the consummation of the change of control, and such offer to purchase may be conditional on the change of control.
If consummated, the Merger will also be considered an event of default under the Change of Control provisions of the New Credit Agreement, upon which the respective lenders may accelerate the repayment of any outstanding borrowings and the New Credit Agreement commitments may be terminated. If such an acceleration of outstanding borrowings under the New Credit Agreement occurred, it would also be considered an event of default under the York Property Mortgage, upon which the lenders can accelerate the repayment of any outstanding borrowings. (See Note 9 for a discussion of our outstanding debt obligations.)
For the three and six months ended June 30, 2019, we incurred $5.7 million in financial advisory and legal fees related to the pending Merger, which are reflected in our Condensed Consolidated Income Statements within Merger-Related Expenses.

23. Accounting Standards Not Yet Adopted
Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. For all other entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020. We are currently assessing the potential impact of adopting ASU 2016-13 on our financial statements.
Consolidation—In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for VIE's, which, among other things, addresses fees paid to decision makers and related party service providers. For public business entities, ASU 2018-17 is effective for fiscal years beginning after December 15, 2019. For all other entities, ASU 2018-17 is effective for fiscal years beginning after December 15, 2020. We are currently assessing the potential impact of adopting ASU 2018-17 on our financial statements.

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
An important measure of the effectiveness of our technology investments is the level of online sales. For the purposes of this discussion, the term "online sales" represents the aggregate sale price of lots purchased through online bids at our live auctions and in our online-only auctions, as well as items purchased through our retail websites, Sotheby’s Home and Sotheby's Wine. For the six months ended June 30, 2019, online sales increased 24% to $126.2 million when compared to the same period in the prior year and include $31.3 million of sales attributable to online-only auctions and sales through Sotheby’s Home and Sotheby's Wine, as compared to $18.1 million in the prior year. Online sales are an important source of client growth and opportunity.
While our technology investments are facilitating the innovation and expansion of our traditional business, these investments have contributed to an overall increase in operating expenses across various categories in recent reporting periods.
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
Seasonality
The global art auction market has two principal selling seasons, which generally occur in the second and fourth quarters of the year. In the aggregate, second and fourth quarter Net Auction Sales2 represented 76% and 80% of our total annual Net Auction Sales in 2018 and 2017, respectively, with auction commission revenues comprising approximately 74% and 66% of our total revenues, respectively. Accordingly, our financial results are seasonal, with peak revenues and operating income generally occurring in the second and fourth quarters. Consequently, first and third quarter results have historically reflected lower revenues when compared to the second and fourth quarters and, typically, a net loss due to the fixed nature of many of our operating expenses.
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
Consolidated Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
Overview—For the three months ended June 30, 2019, we reported net income of $57 million, which is essentially flat when compared to the same period in the prior year. After excluding certain items, Adjusted Net Income* for the three months ended June 30, 2019 increased $12 million (21%) when compared to the prior year. The comparison to the prior year is favorably impacted by the timing of our Hong Kong spring sale series which occurred on a different schedule in the current year, with more sales within the series occurring in the second quarter instead of the first quarter. This change in sale timing added $48 million in Net Auction Sales to our second quarter results when compared to the prior year. The comparison to the second quarter of the prior year is also influenced by a significant increase in Auction Commission Margin and an improvement in auction guarantee performance, both of which were adversely impacted in 2018 by certain unique high value, low margin sales that were not repeated in the current year. The improvement in our second quarter results is also due, in part, to growth in the SFS loan portfolio and a lower level of inventory writedowns. Collectively, these factors are partially offset by a higher level of operating expenses and increased revolving credit facility interest expense.
For the six months ended June 30, 2019, we reported net income of $49.9 million, representing a $0.8 million (2%) decrease when compared to the same period in the prior year. After excluding certain items, Adjusted Net Income* for the six months ended June 30, 2019 was essentially flat when compared to the prior year. The comparison to the year-to-date period of the prior year is influenced by a significant increase in Auction Commission Margin and an improvement in auction guarantee performance, both of which were adversely impacted in 2018 by certain unique high value, low margin sales that were not repeated in the current year. Our year-to-date results are also favorably impacted by growth in the SFS loan portfolio and a lower level of inventory writedowns. Collectively, these factors are offset by a 11% decrease in Net Auction Sales caused, in part, by Brexit-related uncertainties, as well as a decrease in sales of jewelry, a higher level of operating expenses, and increased revolving credit facility interest expense.
____________________
2 Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

Consolidated Financial Data Table—The following table presents a summary of our consolidated results of operations and related statistical metrics for the three and six months ended June 30, 2019 and 2018, as well as a comparison between the current and prior year periods (in thousands, except per share data):

			Variance
Three Months Ended June 30,	2019	2018	$ / %	%
Revenues:
Agency commissions and fees	$322,144	$290,879	$31,265	11%
Inventory sales	18,259	40,106	(21,847)	(54%)
Finance	15,848	9,641	6,207	64%
Other	5,527	5,010	517	10%
Total revenues	361,778	345,636	16,142	5%
Expenses:
Agency direct costs	73,834	59,449	14,385	24%
Cost of inventory sales	15,335	42,414	(27,079)	(64%)
Cost of finance revenues (a)	—	1,793	(1,793)	(100%)
Marketing	6,546	6,276	270	4%
Salaries and related (b)	110,601	96,718	13,883	14%
General and administrative	47,267	45,671	1,596	3%
Depreciation and amortization	7,929	7,343	586	8%
Merger-related expenses	5,710	—	5,710	N/A
Restructuring charges, net	(31)	2,146	(2,177)	N/A
Total expenses	267,191	261,810	5,381	2%
Operating income	94,587	83,826	10,761	13%
Net interest expense (c)	(13,318)	(8,412)	(4,906)	(58%)
Write-off of credit facility fees	—	(3,982)	3,982	100%
Non-operating income	1,687	2,449	(762)	(31%)
Income before taxes	82,956	73,881	9,075	12%
Income tax expense	26,808	17,838	8,970	50%
Equity in earnings of investees	853	1,234	(381)	(31%)
Net income	57,001	57,277	(276)	—%
Less: Net loss attributable to noncontrolling interest	(5)	(5)	—	—%
Net income attributable to Sotheby's	$57,006	$57,282	$(276)	—%
Diluted earnings per share - Sotheby’s common shareholders	$1.20	$1.08	$0.12	11%
Statistical Metrics:
Aggregate Auction Sales (d)	$1,865,251	$2,027,421	$(162,170)	(8%)
Net Auction Sales (e)	$1,554,955	$1,707,432	$(152,477)	(9%)
Private Sales (f)	$310,462	$296,060	$14,402	5%
Consolidated Sales (g)	$2,193,972	$2,363,587	$(169,615)	(7%)
Effective income tax rate	32.3%	24.1%	8.2%	N/A
Non-GAAP Financial Measures:
Adjusted Operating Expenses (h)	$162,829	$154,635	$8,194	5%
Adjusted Operating Income (h)	$109,780	$87,345	$22,435	26%
Adjusted Net Income (h)	$70,026	$58,058	$11,968	21%
Adjusted Diluted Earnings Per Share (h)	$1.47	$1.09	$0.38	35%
EBITDA (h)	$105,061	$90,875	$14,186	16%
Adjusted EBITDA (h)	$119,781	$96,806	$22,975	24%

			Variance
Six Months Ended June 30,	2019	2018	$ / %	%
Revenues:
Agency commissions and fees	$469,811	$456,405	$13,406	3%
Inventory sales	27,025	56,342	(29,317)	(52%)
Finance	29,114	19,522	9,592	49%
Other	9,293	9,163	130	1%
Total revenues	535,243	541,432	(6,189)	(1%)
Expenses:
Agency direct costs	105,637	94,722	10,915	12%
Cost of inventory sales	22,501	58,409	(35,908)	(61%)
Cost of finance revenues (a)	—	4,056	(4,056)	(100%)
Marketing	12,454	11,998	456	4%
Salaries and related (b)	187,246	175,437	11,809	7%
General and administrative	95,109	89,484	5,625	6%
Depreciation and amortization	15,620	14,443	1,177	8%
Merger-related expenses	5,710	—	5,710	N/A
Restructuring charges, net	(50)	2,146	(2,196)	N/A
Total expenses	444,227	450,695	(6,468)	(1%)
Operating income	91,016	90,737	279	—%
Net interest expense (c)	(26,184)	(17,360)	(8,824)	(51%)
Write-off of credit facility fees	—	(3,982)	3,982	(100%)
Extinguishment of debt	—	(10,855)	10,855	(100%)
Non-operating income	3,535	3,873	(338)	(9%)
Income before taxes	68,367	62,413	5,954	10%
Income tax expense	20,822	13,702	7,120	52%
Equity in earnings of investees	2,381	2,040	341	17%
Net income	49,926	50,751	(825)	(2%)
Less: Net loss attributable to noncontrolling interest	(9)	(9)	—	—%
Net income attributable to Sotheby's	$49,935	$50,760	$(825)	(2%)
Diluted earnings per share - Sotheby’s common shareholders	$1.05	$0.95	$0.10	11%
Statistical Metrics:
Aggregate Auction Sales (d)	$2,578,935	$2,854,211	$(275,276)	(10%)
Net Auction Sales (e)	$2,145,207	$2,398,801	$(253,594)	(11%)
Private Sales (f)	$511,342	$542,648	$(31,306)	(6%)
Consolidated Sales (g)	$3,117,302	$3,453,201	$(335,899)	(10%)
Effective income tax rate	30.5%	22.0%	8.5%	N/A
Non-GAAP Financial Measures:
Adjusted Operating Expenses (h)	$300,205	$285,614	$14,591	5%
Adjusted Operating Income (h)	$106,900	$98,631	$8,269	8%
Adjusted Net Income (h)	$63,124	$63,013	$111	—%
Adjusted Diluted Earnings Per Share (h)	$1.33	$1.18	$0.15	13%
EBITDA (h)	$112,561	$96,265	$16,296	17%
Adjusted EBITDA (h)	$127,262	$115,873	$11,389	10%

Legend:
(a)
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Condensed Consolidated Income Statements. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolver credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement combined these credit facilities into one asset-based revolving credit facility. Subsequent to this refinancing and the resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer being directly funded with revolving credit facility borrowings. Accordingly, all borrowing costs associated with our new revolving credit facility are recorded as interest expense in our Condensed Consolidated Income Statements.

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
Separate discussions of Agency segment and SFS results for the three and six months ended June 30, 2019 and 2018, as well as a comparison of our indirect expenses between these periods, are presented in the captioned sections below.
Agency Segment
Agency Segment Financial Data Table—The following tables present a summary of Agency segment income before taxes and related statistical metrics for the three and six months ended June 30, 2019 and 2018 (in thousands):

			Variance
Three Months Ended June 30,	2019	2018	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions	$275,851	$257,799	$18,052	7%
Auction related fees, net (a)	19,086	6,081	13,005	*
Total auction commissions and fees	294,937	263,880	31,057	12%
Private sale commissions	24,780	24,016	764	3%
Other Agency commissions and fees (b)	2,302	2,359	(57)	(2%)
Total Agency commissions and fees	322,019	290,255	31,764	11%
Inventory sales	16,120	37,190	(21,070)	(57%)
Total Agency segment revenues	338,139	327,445	10,694	3%
Expenses:
Agency direct costs:
Auction direct costs	71,715	57,546	14,169	25%
Private sale expenses	2,086	1,774	312	18%
Intersegment costs (c)	2,511	2,182	329	15%
Total Agency direct costs	76,312	61,502	14,810	24%
Cost of inventory sales (d)	13,742	40,274	(26,532)	(66%)
Marketing	6,402	6,152	250	4%
Salaries and related (e)	105,669	92,779	12,890	14%
General and administrative	45,552	43,728	1,824	4%
Depreciation and amortization	7,671	7,106	565	8%
Restructuring charges, net	(31)	1,521	(1,552)	N/A
Total Agency segment expenses	255,317	253,062	2,255	1%
Agency segment operating income	82,822	74,383	8,439	11%
Net interest expense (f)	(7,826)	(7,352)	(474)	(6%)
Non-operating income	1,472	2,078	(606)	(29%)
Equity in earnings of investees	822	1,083	(261)	(24%)
Agency segment income before taxes	$77,290	$70,192	$7,098	10%
Statistical Metrics:
Aggregate Auction Sales (g)	$1,865,251	$2,027,421	$(162,170)	(8%)
Net Auction Sales (h)	$1,554,955	$1,707,432	$(152,477)	(9%)
Items sold at auction with a hammer (sale) price greater than $1 million	245	231	14	6%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,015,744	$1,141,612	$(125,868)	(11%)
Items sold at auction with a hammer (sale) price greater than $3 million	76	83	(7)	(8%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$724,962	$894,362	$(169,400)	(19%)
Auction Commission Margin (i)	15.9%	14.1%	1.8%	N/A
Private Sales (j)	$309,760	$290,560	$19,200	7%
Consolidated Sales (k)	$2,191,131	$2,355,171	$(164,040)	(7%)
Non-GAAP Financial Measure:
Adjusted Agency Segment Income Before Taxes (l)	$86,172	$73,086	$13,086	18%

			Variance
Six Months Ended June 30,	2019	2018	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions	$392,889	$389,929	$2,960	1%
Auction related fees, net (a)	28,514	17,824	10,690	60%
Total auction commissions and fees	421,403	407,753	13,650	3%
Private sale commissions	43,019	43,501	(482)	(1%)
Other Agency commissions and fees (b)	5,220	4,351	869	20%
Total Agency commissions and fees	469,642	455,605	14,037	3%
Inventory sales	22,799	51,573	(28,774)	(56%)
Total Agency segment revenues	492,441	507,178	(14,737)	(3%)
Expenses:
Agency direct costs:
Auction direct costs	101,408	90,565	10,843	12%
Private sale expenses	4,136	3,891	245	6%
Intersegment costs (c)	5,312	4,717	595	13%
Total Agency direct costs	110,856	99,173	11,683	12%
Cost of inventory sales (d)	19,402	54,948	(35,546)	(65%)
Marketing	12,202	11,777	425	4%
Salaries and related (e)	179,221	168,402	10,819	6%
General and administrative	91,068	85,588	5,480	6%
Depreciation and amortization	15,116	13,977	1,139	8%
Restructuring charges, net	(50)	1,521	(1,571)	N/A
Total Agency segment expenses	427,815	435,386	(7,571)	(2%)
Agency segment operating income	64,626	71,792	(7,166)	(10%)
Net interest expense (f)	(15,552)	(15,222)	(330)	(2%)
Non-operating income	3,290	3,445	(155)	(4%)
Equity in earnings of investees	780	1,154	(374)	(32%)
Agency segment income before taxes	$53,144	$61,169	$(8,025)	(13%)
Statistical Metrics:
Aggregate Auction Sales (g)	$2,578,935	$2,854,211	$(275,276)	(10%)
Net Auction Sales (h)	$2,145,207	$2,398,801	$(253,594)	(11%)
Items sold at auction with a hammer (sale) price greater than $1 million	344	344	—	—%
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,350,318	$1,555,895	$(205,577)	(13%)
Items sold at auction with a hammer (sale) price greater than $3 million	105	117	(12)	(10%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$939,549	$1,173,732	$(234,183)	(20%)
Auction Commission Margin (i)	16.5%	15.0%	1.5%	N/A
Private Sales (j)	$510,640	$537,148	$(26,508)	(5%)
Consolidated Sales (k)	$3,112,374	$3,442,932	$(330,558)	(10%)
Non-GAAP Financial Measure:
Adjusted Agency Segment Income Before Taxes (l)	$62,717	$68,438	$(5,721)	(8%)

Legend:
*	Represents a change in excess of 100%.
(a)	Principally includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
(b)	Principally includes commissions and fees earned in connection with art sales brokered by third parties.
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

(f)
Represents interest expense attributable to long-term debt less non-operating interest income. On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, revolving credit facility costs are no longer allocated to our segments for the purpose of measuring segment profitability. Segment results for three months ended June 30, 2018, have been recast to reflect this change in the measurement of segment profitability.

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
Our buyer's premium is based on a tiered rate structure, which generally charges buyers a lower percentage for higher valued property, while lower valued property is charged a higher rate of commission. Accordingly, our aggregate Auction Commission Margin3 may be impacted by the mix of property sold in a period. Auction Commission Margin may also be adversely impacted by situations when we share our buyer's premium with a consignor in order to secure a competitive high-value consignment, as well as by our use of auction guarantees. For example, in situations when guaranteed property sells for less than the guaranteed price, our buyer's premium from that sale is used to reduce the loss on the transaction. (See Note 17 of Notes to Condensed Consolidated Financial Statements for information related to our use of auction guarantees.)
_____________________
3 Auction Commission Margin represents total auction commissions, net of fees owed to the counterparties in auction guarantee risk sharing arrangements and fees owed to third parties who introduce us to auction consignors, as a percentage of Net Auction Sales.

For the three and six months ended June 30, 2019, our net auction results4 improved $16.9 million (8%) and $2.8 million (1%), respectively, largely due to a significant improvement in Auction Commission Margin, from 14.1% to 15.9% for the quarter, and from 15.0% to 16.5% for the year-to-date period. These improvements are principally due to the sale of two high value paintings in the second quarter of 2018, one of which involved the use of buyer’s premium to mitigate a loss on an auction guarantee and the other which involved an item that earned a minimal auction commission at the final hammer price. These two transactions collectively reduced our Auction Commission Margin by 1.4% and 1.1% for the three and six months ended June 30, 2018, respectively. The remainder of the increase in Auction Commission Margin when compared to the prior year periods is due to a change in sales mix because, in the second quarter of 2018, the art market was driven by competitive high-value, low-margin consignments from fiduciary sources such as estates, foundations and charities. The comparison of our net auction results to the prior year periods is also favorably influenced by improved auction guarantee performance as prior period results include a significant auction guarantee loss on a single painting that was not repeated in the current year.
The comparison of our second quarter results to the prior year is also significantly influenced by the fact that our Hong Kong spring sale series occurred on a different schedule in 2019, with more sales within the series occurring in the second quarter instead of the first quarter. This change in sale timing added $48 million in Net Auction Sales to our second quarter results when compared to the prior year.
Although second quarter and year-to-date net auction results improved versus the prior year periods, as discussed above, Net Auction Sales decreased by 9% and 11%, respectively, largely due to lower consignment levels in our Impressionist, Modern, and Contemporary Art sales in London, caused, in part, by Brexit-related uncertainties, as well as a decrease in sales of jewelry.
Inventory Activities—For the three and six months ended June 30, 2019, the net result of our inventory activities (i.e., inventory sales, net of related cost of sales) improved $5.5 million and $6.8 million, respectively, principally as a result of a lower level of inventory writedowns in the current year.

_____________________
4 Net auction results include auction commissions and fees (including any net overage or shortfall related to auction guarantees) less auction related direct costs.

Sotheby's Financial Services
The tables below present a summary of SFS income before taxes and related loan portfolio metrics, as of and for the three and six months ended June 30, 2019 and 2018 (in thousands). For the three and six months ended June 30, 2019, SFS income before taxes increased $3.2 million (50%) and $4.4 million (34%), respectively, principally due to growth in the Average Loan Portfolio as the prior year portfolio balances were impacted by the reduction or settlement of certain client loans during the periods in response to higher LIBOR rates, which makes the loans more expensive to maintain. However, this reduction in the loan portfolio proved to be temporary with new significant loans funded in the fourth quarter of 2018 and continued growth throughout the first six months of 2019.

			Variance
Three Months Ended June 30,	2019	2018	$ /%	%
Revenues:
Client paid revenues (a)	$15,848	$9,641	$6,207	64%
Intersegment revenues (b)	2,511	2,182	329	15%
Total finance revenues	18,359	11,823	6,536	55%
Expenses:
Corporate finance charge (c)	6,474	3,965	2,509	63%
Marketing	36	33	3	9%
Salaries and related (d)	1,584	972	612	63%
General and administrative	629	506	123	24%
Depreciation and amortization	40	28	12	43%
Total SFS expenses	8,763	5,504	3,259	59%
SFS operating income	9,596	6,319	3,277	52%
Non-operating (loss) income	(12)	61	(73)	N/A
SFS income before taxes	$9,584	$6,380	$3,204	50%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$747,312	$479,972	$267,340	56%
Average Loan Portfolio (f)	$743,059	$492,193	$250,866	51%
Finance Revenue Percentage (g)	9.9%	9.6%	0.3%	N/A
Client Paid Interest Revenue Percentage (h)	7.6%	7.2%	0.4%	N/A

			Variance
Six Months Ended June 30,	2019	2018	$ /%	%
Revenues:
Client paid revenues (a)	$29,114	$19,522	$9,592	49%
Intersegment revenues (b)	5,312	4,717	595	13%
Total finance revenues	34,426	24,239	10,187	42%
Expenses:
Corporate finance charge (c)	12,323	7,988	4,335	54%
Marketing	47	43	4	9%
Salaries and related (d)	2,609	2,018	591	29%
General and administrative	1,558	894	664	74%
Depreciation and amortization	69	61	8	13%
Total SFS expenses	16,606	11,004	5,602	51%
SFS operating income	17,820	13,235	4,585	35%
Non-operating loss	(259)	(104)	(155)	*
SFS income before taxes	$17,561	$13,131	$4,430	34%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$747,312	$479,972	$267,340	56%
Average Loan Portfolio (f)	$721,666	$524,353	$197,313	38%
Finance Revenue Percentage (g)	9.5%	9.2%	0.3%	N/A
Client Paid Interest Revenue Percentage (h)	7.3%	6.7%	0.6%	N/A

Legend:
*	Represents a variance in excess of 100%.
(a)	Includes client paid interest, facility fees, and collateral release fees.
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

(c)
On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, for the purpose of measuring segment profitability, SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. This charge is eliminated in the consolidation of Sotheby's results. Segment results for the three and six months ended June 30, 2018 have been recast to reflect this change in the measurement of segment profitability.

(d)
We do not allocate salaries and related costs to our cost of revenue, marketing expense, and general and administrative expense line items, as many of our employees perform duties that could be categorized across more than one of these line items.

(e)	Represents the period end net loan portfolio balance.
(f)	Represents the average loan portfolio outstanding during the period.
(g)	Represents the annualized percentage of total client paid and intersegment finance revenues in relation to the Average Loan Portfolio.
(h)	Represents the annualized percentage of total client paid interest revenue in relation to the Average Loan Portfolio.

Salaries and Related Costs
For the three and six months ended June 30, 2019 and 2018, salaries and related costs consisted of the following (in thousands):

			Variance
Three Months Ended June 30,	2019	2018	$	%
Full-time salaries	$43,012	$42,146	$866	2%
Incentive compensation expense	28,588	25,855	2,733	11%
Employee benefits and payroll taxes	15,653	15,132	521	3%
Share-based payment expense	7,269	6,312	957	15%
Contractual severance agreements	9,041	(197)	9,238	N/A
Other compensation expense (a)	7,038	7,470	(432)	(6%)
Total salaries and related costs	$110,601	$96,718	$13,883	14%

			Variance
Six Months Ended June 30,	2019	2018	$	%
Full-time salaries	$85,555	$84,421	$1,134	1%
Incentive compensation expense	32,045	28,860	3,185	11%
Employee benefits and payroll taxes	32,829	30,903	1,926	6%
Share-based payment expense	14,867	14,689	178	1%
Contractual severance agreements	9,041	2,625	6,416	*
Other compensation expense (a)	12,909	13,939	(1,030)	(7%)
Total salaries and related costs	$187,246	$175,437	$11,809	7%
Legend:
* Represents a variance in excess of 100%.
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire, and other employment arrangements.
For the three and six months ended June 30, 2019, salaries and related costs increased $13.9 million (14%) and $11.8 million (7%), respectively, when compared to same periods in the prior year. The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased salaries and related costs by $2 million and $3.9 million, respectively. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $15.9 million (16%) and $15.7 million (9%) during the current three and six month periods, respectively. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three and six months ended June 30, 2019, full-time salaries increased $0.9 million (2%) and $1.1 million (1%), respectively, when compared to same periods in the prior year. The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased full-time salaries by $0.8 million and $2 million, respectively. Excluding the impact of changes in foreign currency exchange rates, full-time salaries increased $1.7 million (4%) and $3.1 million (4%) due to headcount and base salary increases.
Incentive Compensation—Incentive compensation consists of the accrual for annual cash incentive bonuses, as well as amounts awarded to employees for brokering certain eligible private sale and other transactions. Payments made under our annual cash incentive bonus plan are aligned with performance against Sotheby's annual financial plan. For the six months ended June 30, 2019, incentive compensation expense increased $3.2 million (11%) principally due to improved performance against plan targets relative to the prior year.

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
For the three and six months ended June 30, 2019, employee benefits and payroll taxes increased $0.5 million (3%) and $1.9 million (6%), respectively. The comparison to the prior year periods is favorably impacted by changes in foreign currency exchange rates, which decreased employee benefits and payroll taxes by $0.4 million and $0.9 million, respectively. Excluding the impact of changes in foreign currency exchange rates, employee benefits and payroll taxes increased $0.9 million (6%) and $2.8 million (9%), respectively. These increases are principally due to the improved performance of deemed participant investments in the DCP, which resulted in a higher level of recorded expense. On a consolidated basis, the higher level of DCP expense is largely offset by market gains in the related trust assets, which are reflected in our Condensed Consolidated Income Statements within non-operating income.
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
For the three and six months ended June 30, 2019, share-based payment expense increased $1 million (15%) and $0.2 million (1%), respectively, when compared to the same periods in the prior year. These increases are due to an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year. The increase in share-based payment expense for the six months ended June 30, 2019 is largely offset by the impact of the later timing of awards granted in the current year. (See Note 18 of Notes to Condensed Consolidated Financial Statements for more detailed information related to our share-based compensation programs.)
Contractual Severance Agreements—For the three and six months ended June 30, 2019, we recognized $9 million in charges related to contractual severance agreements entered into with certain former employees, as compared to $2.6 million recognized for the six months ended June 30, 2018. Included in the current year charges is $1.8 million related to the accelerated vesting and modification of certain share-based payment awards pursuant to the terms of a contractual severance agreement with a named executive officer in the second quarter of 2019. (See Note 18 of Notes to Condensed Consolidated Financial Statements.)
General and Administrative Expenses
General and administrative expenses include professional fees, facilities-related expenses, and travel and entertainment costs, as well as other indirect expenses. For the three and six months ended June 30, 2019, general and administrative expenses increased $1.6 million (3%) and $5.6 million (6%), respectively, when compared to the same periods in the prior year. The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased general and administrative expenses by $0.9 million and $2 million, respectively. Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $2.5 million (5%) and $7.6 million (9%), respectively. The comparison to the prior year periods is significantly influenced by professional fee recoveries realized in the second quarter of 2018 following the resolution of certain legal matters for which there were no comparable events in the current year. The increase in general and administrative expenses is also due to higher spending on digital initiatives and an increase in facilities-related costs largely due to off-site storage and other costs related to the York Property enhancement project. These factors are partially offset by a lower level of legal claims and client goodwill gestures in the current year periods.

Depreciation and Amortization Expense
For the three and six months ended June 30, 2019, depreciation and amortization expense increased $0.6 million (8%) and $1.2 million (8%), respectively, primarily due to amortization expense attributable to technology assets that have recently been placed in service. This factor is partially offset by lower accelerated depreciation expense associated with certain building improvements and other fixed assets that have been removed from service before the end of their originally estimated useful lives in connection with the York Property enhancement project.
Merger-Related Expenses
For the three and six months ended June 30, 2019, we incurred $5.7 million in financial advisory and legal fees related to the pending Merger of Sotheby's with Bidfair USA LLC and BidFair MergeRight Inc., which are reflected in our Condensed Consolidated Income Statements within Merger-Related Expenses. (See Note 22 of Notes to Condensed Consolidated Financial Statements and "Pending Merger" below.)
Restructuring Charges
Beginning in the second quarter of 2018, we implemented a restructuring plan with the principal goal of reducing headcount through the elimination of certain Agency segment and corporate level positions (the "2018 Restructuring Plan"). The 2018 Restructuring Plan was completed in the fourth quarter of 2018 and resulted in $10.8 million of Restructuring Charges in 2018, of which $2.1 million were recorded in the second quarter of 2018. The remaining restructuring liability of $1.1 million as of June 30, 2019 is recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability is expected to be substantially settled through cash payments to be made throughout 2019.
Net Interest Expense
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Condensed Consolidated Income Statements. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolving credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. Subsequent to the refinancing and resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, beginning in the third quarter of 2018, all borrowing costs associated with our revolving credit facility are recorded as interest expense in our Condensed Consolidated Income Statements.
For the three and six months ended June 30, 2019, net interest expense increased $4.9 million (58%) and $8.8 million (51%), respectively, when compared to the same periods in the prior year. This increase is largely due to a higher level of revolving credit facility borrowings. On an all-in basis (i.e., combining the amounts recorded in cost of finance revenues and interest expense), the costs associated with our revolving credit facilities and borrowings thereunder increased by $2.7 million (107%) and $4.5 million (83%) during the three and six months ended June 30, 2019, respectively, when compared to the same periods in the prior year. (See "Sotheby's Financial Services" above and Note 9 of Notes to Condensed Consolidated Financial Statements.)
Write-off of Credit Facility Fees

Prior to June 26, 2018, we were party to credit agreements with an international syndicate of lenders that provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS (collectively, the "Previous Credit Agreements"). On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a new credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. As a result of this refinancing, $4 million of unamortized fees related to the Previous Credit Agreements were written off in the second quarter of 2018. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

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
Income Tax Expense
Our quarterly income tax provision is calculated using an estimated annual effective income tax rate ("ETR") based on actual historical information and forward looking estimates. Our estimated annual ETR may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). In addition, our ETR for a particular reporting period may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of anticipated future tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. We identify items that are unusual and non-recurring in nature and treat these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
As of June 30, 2019, we estimate that our annual ETR, excluding discrete items, will be approximately 30%, which is consistent with our estimated annual ETR as of June 30, 2018. The current period estimated annual ETR of approximately 30% is higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes, the U.S. tax on global intangible low-taxed income, the U.S. base erosion anti-abuse tax, and non-deductible expenses.
Our ETR for the three and six months ended June 30, 2019 was 32.3% and 30.5%, respectively, compared to an ETR of 24.1% and 22.0% for the same periods in 2018, respectively. The comparison of current year rates to the prior year periods is significantly impacted by $4.9 million in discrete income tax benefits recorded in the second quarter of 2018 to adjust the estimated income tax provision recorded in the fourth quarter of 2017 upon the enactment of the U.S. Tax Cuts and Jobs Act. To a lesser extent, the increase in the ETR is due to merger costs recorded discretely in the current period, for which we did not recognize any tax benefit.
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended June 30, 2019, changes in foreign currency exchange rates had a net unfavorable impact of $1 million on our operating income, with revenues unfavorably impacted by $5 million, and expenses favorably impacted by $4 million. For the six months ended June 30, 2019, changes in foreign currency exchange rates had a net unfavorable impact of $1.3 million on our operating income, with revenues unfavorably impacted by $10.1 million, and expenses favorably impacted by $8.8 million. The net unfavorable impact for the three and six months ended June 30, 2019 is the result of the strengthening of the U.S Dollar relative to other currencies.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018. For the six months ended June 30, 2019, total cash, cash equivalents, and restricted cash decreased $13.4 million to $186.8 million, as compared to a decrease of $445.1 million to $478.8 million for the six months ended June 30, 2018. The significant factors impacting the comparisons between these periods are discussed below.
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
For the six months ended June 30, 2019, net cash used by operating activities of $7.2 million is principally due to net cash outflows of $75.1 million associated with the timing of the settlement of auction and private sale transactions during the periods and the funding of 2018 incentive compensation. These cash outflows are partially offset by our net income for the period ($49.9 million) and net cash inflows from inventory activities ($9.9 million).
For the six months ended June 30, 2018, net cash provided by operating activities of $16.8 million was principally due to our net income for the period ($50.8 million) and net cash inflows from inventory activities ($33.7 million). These cash inflows were partially offset by net cash outflows of $79.4 million associated with the settlement of auction and private sale transactions during the period and the funding of 2017 incentive compensation.
Net Cash (Used) Provided by Investing Activities—For the six months ended June 30, 2019, net cash used by investing activities of $30.2 million is largely due to the funding of capital expenditures of $43.5 million, which includes approximately $18 million for the enhancements made to the York Property. This investing net cash outflow is partially offset by net collections of client loans ($11.8 million).
For the six months ended June 30, 2018, net cash provided by investing activities of $66 million was largely due to net collections of client loans ($94.6 million). This investing net cash outflow was partially offset by the funding of capital expenditures and acquisitions, as well as a realized net loss of $5.9 million from the settlement of derivative financial instruments designated as net investment hedges.
Net Cash Provided (Used) by Financing Activities—For the six months ended June 30, 2019, net cash provided by financing activities of $24.1 million is primarily due to net borrowings under our revolving credit facilities ($40 million). This financing net cash inflow is partially offset by the funding of employee tax obligations related to share-based payments ($11.7 million) and principal payments made on the York Property Mortgage ($4.2 million).
For the six months ended June 30, 2018, net cash used by financing activities of $521.2 million was primarily due to the settlement of our $300 million 2022 Senior Notes, including the payment of a call premium of $7.9 million, and net repayments of revolver borrowings under our credit facility ($133.5 million), as well as common stock repurchases ($62.5 million).
(See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding the York Property Mortgage and our revolving credit facility. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on our common stock repurchase program.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of June 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a) (b):
York Property Mortgage:
Principal payments	$256,485	$11,424	$21,047	$224,014	$—
Interest payments	32,675	10,426	22,249	—	—
Sub-total	289,160	21,850	43,296	224,014	—
2025 Senior Notes
Principal payments	400,000	—	—	—	400,000
Interest payments	126,750	19,500	39,000	39,000	29,250
Sub-total	526,750	19,500	39,000	39,000	429,250
Revolving credit facility borrowings	320,000	—	—	320,000	—
Total debt and interest payments	1,135,910	41,350	82,296	583,014	429,250
Other commitments:
Operating lease obligations (c)	95,884	19,398	30,164	17,647	28,675
Compensation arrangements (d)	18,705	11,075	7,257	373	—
Acquisition earn-out consideration (e)	8,750	8,750	—	—	—
Auction guarantees (f)	68,669	68,669	—	—	—
Unfunded loan commitments (g)	65,783	65,783	—	—	—
Liability related to U.S. Tax Cuts and Jobs Act (h)	15,271	—	394	8,679	6,198
Uncertain tax positions (i)	—	—	—	—	—
Total other commitments	273,062	173,675	37,815	26,699	34,873
Total	$1,408,972	$215,025	$120,111	$609,713	$464,123

(a)
The table above does not reflect the potential required redemption of the 2025 Senior Notes, the potential required repayment of outstanding revolving credit facility borrowings, or the potential required repayment of the York Property Mortgage upon the change of control that would occur if the pending Merger of Sotheby's with Bidfair USA LLC and BidFair MergeRight Inc. is consummated. (See Note 22 of Notes to Condensed Consolidated Financial Statements and "Pending Merger" below.)

(b) The York Property Mortgage bears interest based on the one-month LIBOR rate plus a spread of 2.25%. We are party to an interest rate collar, which effectively fixes the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. The table above assumes that the annual interest rate for the York Property Mortgage will be within the interest rate collar's floor and ceiling rates for the remainder of the mortgage term based on available forecasts of LIBOR rates for the future periods through maturity. The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as currently anticipated annual principal prepayments of $2 million each July continuing through 2021. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to the York Property Mortgage, as well as information related to the 2025 Senior Notes and our revolving credit facility. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate collar.)

(c)
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

(d)
These amounts represent the remaining commitment for future salaries and other cash compensation related to compensation arrangements with certain senior employees, excluding any participation in our incentive compensation and share-based payment programs. (See Note 15 of Notes to Condensed Consolidated Financial Statements.)

(e) In conjunction with the acquisition of AAP on January 11, 2016, we agreed to make future earn-out payments to the former principals of AAP not to exceed $35 million in the aggregate, contingent on the achievement of a level of cumulative financial performance within the Impressionist, Modern and Contemporary Art collecting categories, as well as from AAP's art advisory business. The cumulative financial performance target associated with this earn-out arrangement was achieved in the fourth quarter of 2016. The remaining $8.75 million owed under the earn-out arrangement will be paid in March 2020.

(f)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of June 30, 2019, net of amounts advanced, if any. (See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.)

(g) Represents unfunded commitments to extend additional credit through SFS. (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the SFS loan portfolio.)

(h)
Represents the income tax payable for the one-time mandatory transition tax on unremitted foreign earnings related to the U.S. Tax Cuts and Jobs Act. We elected to settle this liability in installments over eight years, as allowed by the Act. (See Note 16 of Notes to Condensed Consolidated Financial Statements.)

(i)
Excludes the $13.9 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2019. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities.

OFF-BALANCE SHEET ARRANGEMENTS
For information related to off-balance sheet arrangements see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses unfunded SFS loan commitments and (ii) Note 17 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
DERIVATIVE FINANCIAL INSTRUMENTS
For information related to derivative financial instruments, see Note 10 of Notes to Condensed Consolidated Financial Statements.
CONTINGENCIES
For information related to contingencies see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses past due loans; (ii) Note 15 of Notes to Condensed Consolidated Financial Statements, which discusses legal and other tax contingencies; (iii) Note 17 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees; and (iv) Note 22 of Notes to Condensed Consolidated Financial Statements, which discusses litigation relating to the pending Merger of Sotheby's with Bidfair USA LLC and BidFair MergeRight Inc..
LIQUIDITY AND CAPITAL RESOURCES
Overview—As of June 30, 2019, we held cash and cash equivalents of $132.1 million, with $4.6 million held in the U.S. and $127.5 million held by our foreign subsidiaries. In addition to our available cash balances, we also have access to a revolving credit facility to support our various capital requirements. As of June 30, 2019, our revolving credit facility had a total available borrowing capacity of $587.1 million. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding the terms and conditions of our revolving credit facility.)
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
(See Note 22 of Notes to Condensed Consolidated Financial Statements, which discusses the pending Merger of Sotheby's with Bidfair USA LLC and BidFair MergeRight Inc., as well as the related impacts of the resulting potential change of control on our outstanding debt obligations if the pending Merger is consummated.)

Assessment of Liquidity and Capital Requirements—We generally rely on operating cash flows, existing cash balances (including amounts collected on behalf of and owed to consignors), and revolving credit facility borrowings, if needed, to meet our liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings is dependent upon a number of factors including, but not limited to, the amount of available cash on hand, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the demand for art-related financing, which can be significantly influenced by overall economic conditions and by the often unpredictable financial requirements of owners of major art collections, the timing of the funding of new client loans, the timing of the settlement of existing client loans, the pursuit of business opportunities and growth initiatives, the timing of the repatriation of foreign earnings, and the cyclical nature of the global art market.
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Condensed Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 17 of Notes to Condensed Consolidated Financial Statements); (iii) the potential funding of client loans (see Note 5 of Notes to Condensed Consolidated Financial Statements); (iv) repayments of outstanding revolving credit facility borrowings, if any; (v) the potential repayment of other debt; (vi) the funding of capital expenditures; (vii) the funding of other possible business initiatives and/or investments; and (viii) the funding of the other short-term and long-term commitments summarized in the table of contractual obligations and commitments above. (See statement on Forward Looking Statements.)
We believe that existing cash balances, operating cash flows, and revolving credit facility borrowings will be adequate to support our anticipated short and long-term commitments, operating needs and capital requirements through the June 23, 2023 expiration of our revolving credit facility. (See statement on Forward Looking Statements.)
ACCOUNTING STANDARDS NOT YET ADOPTED
See Note 23 of Notes to Condensed Consolidated Financial Statements for a discussion of accounting standards that have not yet been adopted.

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Non-GAAP financial measures are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Operating Expenses	(v)	Adjusted Diluted Earnings Per Share
(ii)	Adjusted Operating Income	(vi)	EBITDA
(iii)	Adjusted Agency Segment Income Before Taxes	(vii)	Adjusted EBITDA
(iv)	Adjusted Net Income
To the extent applicable, these non-GAAP financial measures exclude the effect of the following items, as detailed in the accompanying reconciliation tables below:

(i)	Charges (credits) related to contractual severance agreements with certain former employees;
(ii)	Accelerated depreciation charges related to certain fixed assets that have been removed from service in connection with the York Property enhancement project;

(iii)	Costs related to our pending Merger with Bidfair USA LLC and BidFair MergeRight Inc.;

(iv)	Restructuring (credits) and charges;

(v)	The loss incurred in connection with the extinguishment of the 2022 Senior Notes;

(vi)	The write-off of unamortized credit facility fees related to our previous credit agreement;

(vii)	Adjustments made to our estimate of the net cost related to the effective settlement of an income tax audit; and
(viii)	The net income tax benefit associated with the enactment of the U.S. Tax Cuts and Jobs Act.
Adjusted Operating Expenses, as reconciled below, also excludes agency direct costs, the cost of inventory sales, and the cost of finance revenues. Sotheby's business is seasonal and cyclical; therefore, these costs of revenue are highly variable and dependent upon the extent of selling activity in a particular period. As a result, it is challenging to meaningfully assess Sotheby's expense structure when compared to prior periods and on a forward-looking basis when using the GAAP measure of total expenses. Accordingly, for internal management reporting, we utilize Adjusted Operating Expenses to assess and compare our core operating expenses to the levels set in our annual financial plan and across historic reporting periods. Such core operating expenses include marketing, salaries and related, general and administrative, and depreciation and amortization. In recent years, the use of Adjusted Operating Expenses has enabled us to highlight and monitor the impact of our strategic initiatives on our base of operating expenses. We also believe that this measure can have predictive value and be helpful in demonstrating the management of our core operating expenses on an ongoing basis. We believe that the disclosure of Adjusted Operating Expenses provides investors with similar value to assess our operating expense structure across reporting periods and judge the effectiveness of our cost control efforts.
We caution users of our financial statements that amounts presented in accordance these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.

The following is a reconciliation of total expenses to Adjusted Operating Expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total expenses	$267,191	$261,810	$444,227	$450,695
Subtract: Agency direct costs	73,834	59,449	105,637	94,722
Subtract: Cost of inventory sales	15,335	42,414	22,501	58,409
Subtract: Cost of finance revenues	—	1,793	—	4,056
Subtract: Contractual severance agreement charges (credits)	9,041	(197)	9,041	2,625
Subtract: Accelerated depreciation charges	473	1,570	1,183	3,123
Subtract: Merger-related costs	5,710	—	5,710	—
Subtract: Restructuring charges, net	(31)	2,146	(50)	2,146
Adjusted Operating Expenses	$162,829	$154,635	$300,205	$285,614
The following is a reconciliation of operating income to Adjusted Operating Income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating income	$94,587	$83,826	$91,016	$90,737
Add: Contractual severance agreement charges (credits)	9,041	(197)	9,041	2,625
Add: Accelerated depreciation charges	473	1,570	1,183	3,123
Add: Merger-related costs	5,710	—	5,710	—
Add: Restructuring charges, net	(31)	2,146	(50)	2,146
Adjusted Operating Income	$109,780	$87,345	$106,900	$98,631
The following is a reconciliation of Agency segment income before taxes to Adjusted Agency Segment Income Before Taxes for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Agency segment income before taxes	$77,290	$70,192	$53,144	$61,169
Add: Contractual severance agreement charges (credits)	8,440	(197)	8,440	2,625
Add: Accelerated depreciation charges	473	1,570	1,183	3,123
Add: Restructuring charges, net	(31)	1,521	(50)	1,521
Adjusted Agency Segment Income Before Taxes	$86,172	$73,086	$62,717	$68,438

The following is a reconciliation of net income attributable to Sotheby's to Adjusted Net Income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Sotheby's	$57,006	$57,282	$49,935	$50,760
Add: Contractual severance agreement charges (credits), net of tax of ($1,689), $49, ($1,689), and ($627)	7,352	(148)	7,352	1,998
Add: Accelerated depreciation charges, net of tax of ($117), ($390), ($293), and ($775)	356	1,180	890	2,348
Add: Merger-related costs, net of tax of $0, $0, $0, and $0	5,710	—	5,710	—
Add: Restructuring charges (net), net of tax of $8, ($532), ($1), and ($532)	(23)	1,614	(51)	1,614
Add: Extinguishment of debt, net of tax of $0, $0, $0, and ($2,692)	—	—	—	8,163
Add: Write-off of credit facility fees, net of tax of $0, ($922), $0, and ($922)	—	3,060	—	3,060
Add: Net credit associated with the effective settlement of an income tax audit	(375)	—	(712)	—
Add: Net income tax benefit related to the U.S. Tax Cuts and Jobs Act	—	(4,930)	—	(4,930)
Adjusted Net Income	$70,026	$58,058	$63,124	$63,013
The income tax effect of each line item in the reconciliation of net income attributable to Sotheby's to Adjusted Net Income is computed using the relevant jurisdictional tax rate for that item.
The following is a reconciliation of diluted earnings per share to Adjusted Diluted Earnings Per Share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Diluted earnings per share	$1.20	$1.08	$1.05	$0.95
Add: Contractual severance agreement charges (credits), per share	0.15	—	0.15	0.04
Add: Accelerated depreciation charges, per share	0.01	0.02	0.02	0.04
Add: Merger-related costs	0.12	—	0.12	—
Add: Restructuring charges (net), per share	—	0.03	—	0.03
Add: Extinguishment of debt, per share	—	—	—	0.15
Add: Write-off of credit facility fees, per share	—	0.06	—	0.06
Add: Net credit associated with the effective settlement of an income tax audit, per share	(0.01)	—	(0.01)	—
Add: Net income tax benefit related to the U.S. Tax Cuts and Jobs Act, per share	—	(0.10)	—	(0.09)
Adjusted Diluted Earnings Per Share	$1.47	$1.09	$1.33	$1.18

The following is a reconciliation of net income attributable to Sotheby's to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Sotheby's	57,006	$57,282	$49,935	$50,760
Add: Income tax expense	26,808	17,838	20,822	13,702
Subtract: Interest income	286	482	571	847
Add: Interest expense	13,604	8,894	26,755	18,207
Add: Depreciation and amortization	7,929	7,343	15,620	14,443
EBITDA	105,061	90,875	112,561	96,265
Add: Contractual severance agreement charges	9,041	(197)	9,041	2,625
Add: Merger-related costs	5,710	—	5,710	—
Add: Restructuring charges, net	(31)	2,146	(50)	2,146
Add: Extinguishment of debt	—	—	—	10,855
Add: Write-off of credit facility fees	—	3,982	—	3,982
Adjusted EBITDA	$119,781	$96,806	$127,262	$115,873
Pending Merger
On June 16, 2019, Sotheby's entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Sotheby's, Bidfair USA LLC, a Delaware limited liability company (“Parent”) and BidFair MergeRight Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are ultimately controlled by Patrick Drahi. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Sotheby's (the “Merger”), with Sotheby's continuing as the surviving company in the Merger.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock, $0.01 par value, of Sotheby's issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock held in the treasury of Sotheby's or owned by any subsidiary of Sotheby's, Parent, Merger Sub, or any other subsidiary or affiliate of Parent and shares of common stock owned by stockholders of Sotheby's who have neither voted in favor of the Merger nor consented thereto in writing and properly exercised and perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $57.00 in cash, without interest (the "Merger Consideration").
The Merger Agreement contains customary “no-shop” restrictions on Sotheby's ability to solicit alternative transaction proposals from third parties and to provide non-public information to and engage in discussions or negotiations with third parties regarding alternative transaction proposals. Notwithstanding the limitations applicable under the “no-shop” restrictions, after the date of the Merger Agreement, and prior to obtaining the approval of the Merger Agreement by holders of a majority of Sotheby's outstanding common stock, Sotheby's may under certain circumstances provide non-public information to and participate in discussions or negotiations with third parties with respect to an unsolicited alternative transaction proposal that Sotheby's Board of Directors has determined would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).
The consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to (i) the adoption of the Merger Agreement by holders of a majority of Sotheby's outstanding common stock, (ii) certain non-U.S. regulatory approvals relating to competition matters, (iii) written determination from the Committee on Foreign Investment in the United States that there are no unresolved national security concerns with respect to the transactions contemplated by the Merger Agreement, (iv) the absence of a legal restraint or injunction that prohibits or enjoins the consummation of the Merger or any other transactions contemplated under the Merger Agreement, and (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). The obligation of each party to consummate the Merger is also conditioned on the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions) and the other party’s compliance, in all material respects, with its covenants and agreements under the Merger Agreement. On July 10, 2019, the Federal Trade Commission (the “FTC”) granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”).

Parent and Merger Sub have secured committed financing, consisting of a combination of equity financing to be provided by NEXT ALT S.à r.l., an affiliate of Parent, and debt financing from BNP Paribas Securities Corp. and BNP Paribas, the aggregate proceeds of which Parent and Merger Sub have represented will be sufficient for Parent and Merger Sub to pay the aggregate Merger Consideration and other fees and expenses under the Merger Agreement. Parent and Merger Sub have agreed to use their respective commercially reasonable efforts to obtain the financing on the terms and conditions described in the debt commitment letter and the equity commitment letter, each entered into on June 16, 2019. In addition, an affiliate of Parent has provided Sotheby's with a guaranty in favor of Sotheby's, which guarantees the payment obligations of Parent’s affiliate under the equity commitment letter and certain payment obligations of Parent and Merger Sub under the Merger Agreement. The equity commitment letter provides that Sotheby's has the right to rely on and enforce certain terms of the agreement. The Merger Agreement does not contain a financing condition.
The Merger Agreement provides for certain customary termination rights of Sotheby's and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before December 13, 2019 (the “Outside Date”), provided that the Outside Date may, under certain circumstances, be extended up to an additional 90 days by either party. Sotheby's may terminate the Merger Agreement, in certain circumstances, including to accept a Superior Proposal pursuant to terms set forth in the Merger Agreement. The Merger Agreement also provides that (1) Sotheby's will be required to pay Parent a termination fee of $110.9 million and/or reimburse Parent for up to $4 million of expenses in certain circumstances, including if Sotheby's terminates the Merger Agreement to accept a Superior Proposal and (2) Parent will be required to pay Sotheby's a termination fee of $221.7 million in certain other circumstances due to Parent’s inability to obtain the debt financing.
The foregoing description of the Merger Agreement is qualified in its entirety by the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2019. For additional information regarding the Merger, please also refer to our Preliminary Proxy Statement filed with the SEC on July 12, 2019.
Assuming timely receipt of required regulatory approvals and timely satisfaction of other closing conditions, including the approval by our shareholders of the merger proposal, we currently expect the closing of the Merger to occur during the fourth quarter of 2019.
If the Merger is consummated, within 30 days of the resulting change of control, we must commence and consummate an offer to purchase all of the outstanding 2025 Senior Notes at a purchase price equal to 101% of their principal amount, plus any accrued interest. However, we shall not be required to make such an offer to purchase all of the outstanding 2025 Senior Notes if (i) a third party makes the offer to purchase the 2025 Senior Notes in the manner, at the times and otherwise in compliance with the requirements set forth in the indenture, and purchases all of the 2025 Senior Notes properly tendered and not withdrawn under the offer to purchase, or (ii) a notice of redemption has been given pursuant to the indenture and until there is a default in payment of the applicable redemption price. We or a third party may make such an offer to purchase the 2025 Senior Notes in advance of a change of control if a definitive agreement to effect the change of control is in place at the time such offer to purchase is made, and the offer to purchase is effected upon the consummation of the change of control, and such offer to purchase may be conditional on the change of control.
If consummated, the Merger will also be considered an event of default under the Change of Control provisions of the New Credit Agreement, upon which the respective lenders may accelerate the repayment of any outstanding borrowings and the New Credit Agreement commitments may be terminated. If such an acceleration of outstanding borrowings under the New Credit Agreement occurred, it would also be considered an event of default under the York Property Mortgage, upon which the lenders can accelerate the repayment of any outstanding borrowings. (See Note 9 of Notes to Condensed Consolidated Financial Statement for a discussion of our outstanding debt obligations.)
For the three and six months ended June 30, 2019, we incurred $5.7 million in financial advisory and legal fees related to the pending Merger, which are reflected in our Condensed Consolidated Income Statements within Merger-Related Expenses.
FORWARD LOOKING STATEMENTS
This Form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby's. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors, which we believe could cause the actual results to differ materially from the predicted results in the “forward looking statements” include, but are not limited to:

•	Changes in the global economy, the financial markets, and political conditions of various countries;

•	A change in the level of competition in the global art market;

•	Uncertainty regarding the amount and quality of property available for consignment;

•	Changes in trends in the art market as to which collecting categories and artists are most sought after and in the collecting preferences of individual collectors;

•	The unpredictable demand for art-related financing;

•	Our ability to maintain strong relationships with art collectors;

•	An adverse change in the financial health and/or creditworthiness of our clients;

•	Our ability to retain key personnel;

•	Our ability to successfully execute business plans and strategic initiatives;

•	Our ability to accurately estimate the value of works of art held in inventory or as collateral for SFS loans, as well as those offered under an auction guarantee;

•	An adverse change in the financial health and/or creditworthiness of the counterparties to our auction guarantee risk sharing arrangements;

•	Changes in laws and regulations, including those related to income taxes and sales, use, value-added, and other indirect taxes;

•	Changes in foreign currency exchange rates;

•	Volatility in the share price of Sotheby's common stock;

•	The ability of Sotheby's and its third party service providers to adequately protect their information systems and the client, employee, and company data maintained in those systems;

•	Conditions to the closing of the pending Merger, including obtaining required regulatory approvals, may not be satisfied or waived on a timely basis or otherwise;

▪	There may be unforeseen events, changes or other circumstances that could give rise to the termination of the Merger Agreement or affect the ability to recognize the benefits of the pending Merger;

▪	Risks that the pending Merger may disrupt current plans and operations and present potential difficulties in employee retention as a result of the pending Merger; and

▪	The ability to consummate the pending Merger within the expected time frame, or at all, which may affect our business and the price of our common stock.
(See "Pending Merger" above and Part II, Item 1A, "Risk Factors.")

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of June 30, 2019, our financial instruments include:

Financial Instrument	Reference to Notes to Condensed Consolidated Financial Statements
Cash and cash equivalents	See Note 12
Restricted cash	See Note 12
Notes receivable	See Note 5
Credit facility borrowings	See Note 9
York Property Mortgage	See Note 9
Senior unsecured debt	See Note 9
Various derivative financial instruments	See Note 10
Our exposure to market risk has not materially changed since December 31, 2018. For a discussion of our quantitative and qualitative disclosures related to market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2019, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2019.
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

ITEM 1A: RISK FACTORS
As of June 30, 2019, there have been no changes to the Risk Factors described in Part I, Item 1A of our most recently filed Annual Report on Form 10-K with the exception of the following newly added Risk Factors:
The announcement and pendency of the pending Merger may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the pending Merger on our employees, clients, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the pending Merger is completed. These risks to our business include the following, all of which may be exacerbated by a delay in the completion of the pending Merger: (i) the impairment of our ability to attract, retain, and motivate our employees, including key personnel; (ii) the diversion of significant management time and resources from day-to-day operations towards the completion of the pending Merger; (iii) difficulties maintaining relationships with clients, suppliers, and other business partners; (iv) delays or deferments of certain business decisions by our clients, suppliers, and other business partners; (v) the inability to pursue alternative business opportunities, engage in certain financing transactions or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the pending Merger without the prior written consent of Parent, even if such actions could prove beneficial; (vi) litigation relating to the pending Merger and the costs related thereto; and (vii) the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the pending Merger. (See "Pending Merger" under Part I, Item 2 for information relating to the pending Merger.)
Failure to consummate the pending Merger within the expected time frame or at all may have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the pending Merger will be consummated. The consummation of the pending Merger is subject to the satisfaction or waiver of specified closing conditions, some of which are beyond our control, including: (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares entitled to vote thereon; (ii) the approvals of certain non-U.S. governmental authorities relating to competition matters; (iii) a written determination from the Committee on Foreign Investment in the United States that there are no unresolved national security concerns with respect to the transactions contemplated by the Merger Agreement; (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement; and (v) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.
The Merger Agreement also provides that the Merger Agreement may be terminated by us or Parent under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Parent a termination fee of $110.9 million. Depending on the circumstances requiring us to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.
There can be no assurance that an adequate remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the pending Merger. A failed transaction may result in negative publicity and a negative impression of us among our clients or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the pending Merger, including any adverse changes in our relationships with our clients, partners, suppliers and employees, may continue or accelerate in the event of a failed transaction. In addition, if the pending Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $57.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the pending Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the pending Merger, for which we will have received little or no benefit if the pending Merger is not completed. Many of these fees and costs will be payable by us even if the pending Merger is not completed and may relate to activities that we would not have undertaken other than to complete the pending Merger. (See "Pending Merger" under Part I, Item 2 for information relating to the pending Merger.)
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: July 30, 2019