Form 10-Q
period 2019-09-30
SOTHEBYS
filed 2019-11-12
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 8, 2019, there were 488,926 outstanding shares of common stock, par value $0.01 per share, of the registrant.

EXPLANATORY NOTE

On June 16, 2019, Sotheby's (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BidFair USA Inc. (formerly a limited liability company known as BidFair USA LLC) (“Parent”) and BidFair MergeRight Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Merger Sub”). On October 3, 2019, the Company completed the transactions contemplated by the Merger Agreement, and Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned indirect subsidiary of Parent (the “Merger”). Accordingly, the Company is no longer a publicly traded company.  However, this report on Form 10-Q for the period ending September 30, 2019 is being filed with the Securities and Exchange Commission due to the reporting covenants of Sotheby's outstanding 4.875% Senior Notes due 2025 (the "2025 Notes"), which require that periodic and current reports be filed with the SEC as long as the 2025 Notes are outstanding. As of November 8, 2019, approximately $57.7 million of the 2025 Notes remain outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended			Nine Months Ended
	September 30, 2019		September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Agency commissions and fees	$65,850	—	$96,721	$535,661	$553,126
Inventory sales	6,953		6,498	33,978	62,840
Finance	15,657		11,423	44,771	30,945
Other	4,474		4,519	13,767	13,682
Total revenues	92,934		119,161	628,177	660,593
Expenses:
Agency direct costs	15,847		19,622	121,484	114,344
Cost of inventory sales	7,425		6,322	29,926	64,731
Cost of finance revenues	—		—	—	4,056
Marketing	7,008		4,824	19,462	16,822
Salaries and related	69,260		67,274	256,506	242,711
General and administrative	44,612		42,291	139,721	131,775
Depreciation and amortization	7,980		5,714	23,600	20,157
Merger-related expenses (see Note 22)	4,735		—	10,445	—
Restructuring charges, net	(38)		3,781	(88)	5,927
Total expenses	156,829		149,828	601,056	600,523
Operating (loss) income	(63,895)		(30,667)	27,121	60,070
Interest income	413		502	984	1,349
Interest expense	(12,708)		(10,084)	(39,463)	(28,291)
Write-off of credit facility fees	—		—	—	(3,982)
Extinguishment of debt	—		—	—	(10,855)
Non-operating income	1,153		3,172	4,688	7,045
(Loss) income before taxes	(75,037)		(37,077)	(6,670)	25,336
Income tax (benefit) expense	(21,144)		(7,759)	(322)	5,943
Equity in earnings of investees	531		1,476	2,912	3,516
Net (loss) income	(53,362)		(27,842)	(3,436)	22,909
Less: Net loss attributable to noncontrolling interest	(3)		(4)	(12)	(13)
Net (loss) income attributable to Sotheby's	$(53,359)		$(27,838)	$(3,424)	$22,922
Basic (loss) earnings per share - Sotheby’s common shareholders	$(1.14)		$(0.55)	$(0.07)	$0.44
Diluted (loss) earnings per share - Sotheby's common shareholders	$(1.14)		$(0.55)	$(0.07)	$0.43
Weighted average basic shares outstanding	46,616		50,927	46,551	51,724
Weighted average diluted shares outstanding	46,616		50,927	46,551	52,036

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net (loss) income	$(53,362)	$(27,842)	$(3,436)	$22,909
Other comprehensive loss:
Currency translation adjustments	(5,635)	(151)	(6,254)	(7,157)
Cash flow hedges	(220)	96	(1,861)	1,402
Net investment hedges	868	(238)	1,863	1,502
Defined benefit pension plan	(12)	76	(38)	239
Total other comprehensive loss	(4,999)	(217)	(6,290)	(4,014)
Comprehensive (loss) income	(58,361)	(28,059)	(9,726)	18,895
Less: Comprehensive loss attributable to noncontrolling interests	(3)	(4)	(12)	(13)
Comprehensive (loss) income attributable to Sotheby's	$(58,358)	$(28,055)	$(9,714)	$18,908

See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands)

	September 30, 2019	December 31, 2018	September 30, 2018

A S S E T S
Current assets:
Cash and cash equivalents	$81,695	$178,579	$156,272
Restricted cash (see Notes 9 and 12)	3,406	4,836	1,824
Accounts receivable, net of allowance for doubtful accounts of $10,174, $9,125, and $9,504	421,234	978,140	611,183
Notes receivable, net of allowance for credit losses of $1,410, $1,075, and $1,067	51,657	103,834	151,374
Inventory	28,096	43,635	54,024
Income tax receivables	32,647	3,353	29,449
Prepaid expenses and other current assets (see Note 11)	50,487	38,631	57,153
Total current assets	669,222	1,351,008	1,061,279
Notes receivable, net of allowance for credit losses of $1,525, $1,525, and $1,525	811,892	602,389	465,963
Fixed assets, net of accumulated depreciation and amortization of $250,142, $237,211, and $236,024	412,631	386,736	367,690
Operating lease right-of-use assets (see Note 6)	71,745	—	—
Goodwill	55,380	55,573	55,658
Intangible assets, net	10,534	12,993	13,981
Income tax receivables	17,781	16,694	4,535
Deferred income taxes	31,711	37,035	31,916
Other long-term assets (see Note 11)	230,385	226,660	234,449
Total assets	$2,311,281	$2,689,088	$2,235,471
L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Client payables	$405,144	$997,168	$627,466
Accounts payable and accrued liabilities	80,237	101,366	101,919
Accrued salaries and related costs	68,736	92,219	60,047
Current portion of long-term debt, net	9,590	13,604	13,514
Operating lease liabilities (see Note 6)	16,835	—	—
Accrued income taxes	36,465	31,169	42,385
Other current liabilities	13,369	13,263	12,675
Total current liabilities	630,376	1,248,789	858,006
Credit facility borrowings	470,000	280,000	215,000
Long-term debt, net	635,949	638,786	640,515
Operating lease liabilities (see Note 6)	56,812	—	—
Accrued income taxes	22,446	19,933	8,708
Deferred income taxes	13,878	14,569	14,190
Other long-term liabilities (see Note 11)	39,426	45,517	46,569
Total liabilities	1,868,887	2,247,594	1,782,988
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value	716	711	711
Authorized shares — 200,000,000
Issued shares —71,646,142; 71,188,120; and 71,175,100
Outstanding shares —46,618,153; 46,346,863; and 49,017,304
Additional paid-in capital	484,649	463,623	456,279
Treasury stock shares, at cost — 25,027,989; 24,841,257; and 22,157,796	(849,784)	(839,284)	(740,805)
Retained earnings	885,016	888,333	802,621
Accumulated other comprehensive loss	(78,334)	(72,044)	(66,480)
Total shareholders’ equity	442,263	441,339	452,326
Noncontrolling interest	131	155	157
Total equity	442,394	441,494	452,483
Total liabilities and shareholders’ equity	$2,311,281	$2,689,088	$2,235,471
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY’S CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating Activities:
Net (loss) income attributable to Sotheby's	$(3,424)	$22,922
Adjustments to reconcile net (loss) income attributable to Sotheby's to net cash used by operating activities:
Extinguishment of debt	—	10,855
Write-off of credit facility fees	—	3,982
Depreciation and amortization	23,600	20,157
Amortization of operating lease right-of-use assets	12,806	—
Deferred income tax expense	5,624	91
Share-based payments	23,129	21,425
Net pension benefit	(1,979)	(2,395)
Inventory writedowns and bad debt provisions	5,885	8,496
Amortization of debt issuance costs	1,286	1,311
Equity in earnings of investees	(2,912)	(3,516)
Other	1,345	1,285
Changes in assets and liabilities:
Accounts receivable	475,538	88,767
Client payables	(582,473)	(358,956)
Inventory	10,016	11,315
Changes in other operating assets and liabilities (see Note 12)	(93,134)	(83,323)
Net cash used by operating activities	(124,693)	(257,584)
Investing Activities:
Funding of notes receivable	(282,828)	(199,781)
Collections of notes receivable	200,181	266,878
Capital expenditures	(61,386)	(36,005)
Acquisitions, net of cash acquired	(759)	(5,777)
Funding of investments	(482)	(64)
Distributions from investees	2,050	2,916
Settlement of net investment hedges	2,262	(1,858)
Net cash (used) provided by investing activities	(140,962)	26,309
Financing Activities:
Proceeds from credit facility borrowings	895,000	323,000
Repayments of credit facility borrowings	(705,000)	(304,500)
Repayments of York Property Mortgage	(8,143)	(12,214)
Settlement of 2022 Notes, including call premium	—	(307,875)
Debt issuance and other borrowing costs	(146)	(4,208)
Repurchases of common stock (see Note 13)	(10,500)	(186,254)
Settlement of forward contract indexed to Sotheby's common stock (see Note 13)	10,500	(9,500)
Funding of employee tax obligations upon the vesting of share-based payments	(11,641)	(9,921)
Net cash provided (used) by financing activities	170,070	(511,472)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,352)	(5,946)
Decrease in cash, cash equivalents, and restricted cash	(98,937)	(748,693)
Cash, cash equivalents, and restricted cash at beginning of period	200,234	923,926
Cash, cash equivalents, and restricted cash at end of period	$101,297	$175,233
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
See accompanying Notes to Condensed Consolidated Financial Statements

SOTHEBY'S
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2019	$711	$463,623	$(839,284)	$888,333	$(72,044)	$441,339
Net loss attributable to Sotheby's				(7,071)		(7,071)
Other comprehensive income					975	975
Common stock shares withheld to satisfy employee tax obligations		(11,597)				(11,597)
Restricted stock units vested, net	5	(5)				—
Amortization of share-based payment expense		7,598				7,598
Shares and deferred stock units issued to directors		344				344
Forward contract indexed to Sotheby's common stock		10,500	(10,500)			—
Other				106		106
Balance at March 31, 2019	716	470,463	(849,784)	881,368	(71,069)	431,694
Net income attributable to Sotheby's				57,006		57,006
Other comprehensive loss					(2,266)	(2,266)
Common stock shares withheld to satisfy employee tax obligations		(69)				(69)
Amortization of share-based payment expense		8,319				8,319
Modification of share-based payment award (see Note 18)		(1,981)				(1,981)
Shares and deferred stock units issued to directors		375				375
Other				1		1
Balance at June 30, 2019	716	477,107	(849,784)	938,375	(73,335)	493,079
Net loss attributable to Sotheby's				(53,359)		(53,359)
Other comprehensive loss					(4,999)	(4,999)
Common stock shares withheld to satisfy employee tax obligations		(45)				(45)
Amortization of share-based payment expense		7,212				7,212
Shares and deferred stock units issued to directors		375				375
Balance at September 30, 2019	$716	$484,649	$(849,784)	$885,016	$(78,334)	$442,263

SOTHEBY'S
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	$709	$453,364	$(554,551)	$779,699	$(62,466)	$616,755
Net loss attributable to Sotheby's				(6,522)		(6,522)
Other comprehensive income					6,842	6,842
Common stock shares withheld to satisfy employee tax obligations		(9,548)				(9,548)
Restricted stock units vested, net	2	(2)				—
Amortization of share-based payment expense		8,377				8,377
Shares and deferred stock units issued to directors		250				250
Repurchases of common stock			(25,340)			(25,340)
Balance at March 31, 2018	711	452,441	(579,891)	773,177	(55,624)	590,814
Net income attributable to Sotheby's				57,282		57,282
Other comprehensive loss					(10,639)	(10,639)
Common stock shares withheld to satisfy employee tax obligations		(385)				(385)
Amortization of share-based payment expense		6,312				6,312
Shares and deferred stock units issued to directors		344				344
Repurchases of common stock			(37,157)			(37,157)
Balance at June 30, 2018	711	458,712	(617,048)	830,459	(66,263)	606,571
Net loss attributable to Sotheby's				(27,838)		(27,838)
Other comprehensive loss					(217)	(217)
Common stock shares withheld to satisfy employee tax obligations		(13)				(13)
Amortization of share-based payment expense		6,736				6,736
Shares and deferred stock units issued to directors		344				344
Repurchases of common stock			(123,757)			(123,757)
Forward contract indexed to Sotheby's common stock		(9,500)				(9,500)
Balance at September 30, 2018	$711	$456,279	$(740,805)	$802,621	$(66,480)	$452,326

SOTHEBY’S
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation
Company Overview—Since 1744, Sotheby’s (the "Company") has been uniting collectors with world-class works of art, which in these financial statements is meant to include authenticated fine art, decorative art, jewelry, wine, and collectibles, and may also be referred to as "art," "artwork," or "property." Today, Sotheby's offers property from more than 70 collecting categories to clients from 130 countries and presents auctions in ten different salesrooms, including New York, London, Hong Kong, and Paris, and Sotheby’s BidNow program allows clients to view all auctions live online and place bids from anywhere in the world. Sotheby's also offers collectors a variety of innovative art-related services, including the brokerage of private art sales, private jewelry sales through Sotheby's Diamonds, exclusive private selling exhibitions, art-related financing, and art advisory services, as well as retail wine locations in New York and Hong Kong.
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
3. Segment Reporting
As of September 30, 2019, our operations were organized under two segments—the Agency segment and the Finance segment, which does business, and is referred to in this report, as Sotheby's Financial Services (or "SFS"). Through our Agency segment, we accept works of art on consignment and match sellers (also known as consignors) to buyers through the auction or private sale process. In both auction and private sale transactions, we act as exclusive agent for the seller. Prior to offering a work of art for sale, we perform due diligence activities to authenticate and determine the ownership history and condition of the consigned artwork. To a much lesser extent, Agency segment activities also include the sale of artworks that are principally acquired as a consequence of the auction process, and RM Sotheby's, an equity investee that operates as an auction house for investment-quality automobiles. The Agency segment is an aggregation of operating segments which include the auction, private sale, and other related activities that are conducted within various collecting categories, all of which have similar economic characteristics and are similar in their services, customers, and the manner in which their services are provided.
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
The Chief Executive Officer of the Company is our chief operating decision maker. The Chief Executive Officer regularly evaluates financial information about each of our segments in deciding how to allocate resources and assess performance. The performance of each segment is measured based on segment (loss) income before taxes, which excludes the unallocated items highlighted in the reconciliation below.
On October 3, 2019, we completed our merger with BidFair MergeRight Inc. See Note 22 for more information related to our merger with BidFair MergeRight Inc., as well as the concurrent transfers of Sotheby's Financial Services, Inc. to BidFair USA Inc. and 1334 York LLC (the owner of our headquarters building at 1334 York Avenue in New York, the "York Property") to BidFair Property Holdings Inc., a subsidiary of BidFair USA Inc. Upon completion of those transfers, the Company no longer owned SFS, Inc. and 1334 York LLC.

________________________________________________________________
1 Represents the total hammer (sale) price of property sold at auction.

The following table presents our segment information for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Three Months Ended September 30, 2019	Agency	SFS	All Other	Reconciling items		Total
Revenues	$70,948	$17,884	$6,329	$(2,227)	(a)	$92,934
Segment (loss) income before taxes (b)	$(83,210)	$10,149	$1,402	$(3,378)	(c)	$(75,037)
Three Months Ended September 30, 2018
Revenues	$98,314	$12,822	$9,424	$(1,399)	(a)	$119,161
Segment (loss) income before taxes (b)	$(46,803)	$7,152	$2,093	$481	(c)	$(37,077)
Nine Months Ended September 30, 2019
Revenues	$563,389	$52,310	$20,017	$(7,539)	(a)	$628,177
Segment (loss) income before taxes (b)	$(30,066)	$27,710	$4,815	$(9,129)	(c)	$(6,670)
Nine Months Ended September 30, 2018
Revenues	$605,492	$37,061	$24,156	$(6,116)	(a)	$660,593
Segment income before taxes (b)	$15,175	$20,283	$4,532	$(14,654)	(c)	$25,336

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

The table below presents a reconciliation of total segment (loss) income before taxes to consolidated (loss) income before taxes for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Agency	$(83,210)	$(46,803)	$(30,066)	$15,175
SFS	10,149	7,152	27,710	20,283
All Other	1,402	2,093	4,815	4,532
Segment (loss) income before taxes	(71,659)	(37,558)	2,459	39,990
Unallocated amounts and reconciling items:
Revolving credit facility costs (a)	(4,458)	(1,921)	(14,441)	(12,149)
SFS corporate finance charge	6,346	3,878	18,669	11,866
Merger-related expenses	(4,735)	—	(10,445)	—
Extinguishment of debt	—	—	—	(10,855)
Equity in earnings of investees (b)	(531)	(1,476)	(2,912)	(3,516)
(Loss) income before taxes	$(75,037)	$(37,077)	$(6,670)	$25,336

(a)
For the nine months ended September 30, 2018, revolving credit facility costs in the table above includes approximately $4 million of unamortized fees related to our previous credit agreements that were written off in the second quarter of 2018. (See Note 9.)

(b)
For segment reporting purposes, our share of earnings related to equity investees is included as part of (loss) income before taxes. However, such earnings are reported separately below (loss) income before taxes in our Condensed Consolidated Statements Operations.

The table below presents segment assets, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2019, December 31, 2018, and September 30, 2018 (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Agency	$1,333,377	$1,886,986	$1,516,644
SFS	860,284	705,779	616,092
All Other	35,481	39,241	36,835
Total segment assets	2,229,142	2,632,006	2,169,571
Unallocated amounts and reconciling items:
Deferred tax assets and income tax receivable	82,139	57,082	65,900
Consolidated assets	$2,311,281	$2,689,088	$2,235,471

Substantially all of our capital expenditures for the nine months ended September 30, 2019, the year ended December 31, 2018, and the nine months ended September 30, 2018 were attributable to the Agency segment.
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

The following tables summarize our revenues by segment and type for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Agency	SFS	All Other	Total	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$48,088	$—	$—	$48,088	$72,734	$—	$(156)	$72,578
Auction related fees, net (a)	5,786	—	—	5,786	7,685	—	(15)	7,670
Private sale commissions	10,118	—	107	10,225	12,759	—	—	12,759
Other Agency commissions and fees	1,719	—	32	1,751	3,556	—	158	3,714
Total Agency commissions and fees	65,711	—	139	65,850	96,734	—	(13)	96,721
Inventory sales	5,237	—	1,716	6,953	1,580	—	4,918	6,498
Advisory revenues	—	—	1,203	1,203	—	—	1,169	1,169
License fee and other revenues	—	—	3,271	3,271	—	—	3,350	3,350
Total revenue from contracts with customers	70,948	—	6,329	77,277	98,314	—	9,424	107,738
Finance revenue:
Interest and related fees	—	15,657	—	15,657	—	11,423	—	11,423
Total revenues	$70,948	$15,657	$6,329	$92,934	$98,314	$11,423	$9,424	$119,161

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Agency	SFS	All Other	Total	Agency	SFS	All Other	Total
Revenue from contracts with customers:
Agency commissions and fees:
Auction commissions	$440,977	$—	$—	$440,977	$462,663	$—	$(156)	$462,507
Auction related fees, net (a)	34,300	—	—	34,300	25,509	—	(15)	25,494
Private sale commissions	53,137	—	221	53,358	56,260	—	500	56,760
Other Agency commissions and fees	6,939	—	87	7,026	7,907	—	458	8,365
Total Agency commissions and fees	535,353	—	308	535,661	552,339	—	787	553,126
Inventory sales	28,036	—	5,942	33,978	53,153	—	9,687	62,840
Advisory revenues	—	—	3,925	3,925	—	—	3,575	3,575
License fee and other revenues	—	—	9,842	9,842	—	—	10,107	10,107
Total revenue from contracts with customers	563,389	—	20,017	583,406	605,492	—	24,156	629,648
Finance revenue:
Interest and related fees	—	44,771	—	44,771	—	30,945	—	30,945
Total revenues	$563,389	$44,771	$20,017	$628,177	$605,492	$30,945	$24,156	$660,593

(a)	Auction Related Fees, net, includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
(See Note 22 for information related to our merger with BidFair MergeRight Inc., as well as the concurrent transfer of Sotheby's Financial Services, Inc. to BidFair USA, Inc. Upon completion of this transfer, the Company no longer owned Sotheby's Financial Services, Inc.)

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
The table below presents the Accounts Receivable balances related to our contracts with customers and associated Client Payables as of September 30, 2019, December 31, 2018, and September 30, 2018. The net receivable (payable) balance reported at each balance sheet date is dependent on the timing of auction and private sale settlements, as well as the extent of extended payment terms granted to buyers, particularly if not matched by the consignor.

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Accounts receivable	$410,147	$967,817	$599,681
Client payables	405,144	997,168	627,466
Net receivable (payable)	$5,003	$(29,351)	$(27,785)

As of September 30, 2019, the net receivable balance was $5 million, as compared to net payable balances of ($29.4) million as of December 31, 2018 and ($27.8) million as of September 30, 2018. As of September 30, 2019, Accounts Receivable includes $68.2 million related to situations when we paid the consignor prior to collecting from the buyer, as compared to $118.7 million as of December 31, 2018 and $47.2 million as of September 30, 2018. As of September 30, 2019, December 31, 2018, and September 30, 2018, Accounts Receivable (net) also included $14.6 million, $39.6 million, and $12 million, respectively, related to situations when we allowed the buyer to take possession of the property before making payment.
Deferred revenue balances are generally not material.

Contract Costs—We incur various direct costs in the fulfillment of our auction services. These costs principally relate to the transport of consigned artworks to the location of the auction sale, various sale marketing activities including catalogue production and distribution, and the exhibition of consigned artworks. A large portion of these costs are funded prior to the auction and are recorded on our Condensed Consolidated Balance Sheets within Prepaid Expenses and Other Current Assets until the date of the auction sale when they are expensed to Direct Costs of Services in the Condensed Consolidated Statements of Operations. As of September 30, 2019, December 31, 2018, and September 30, 2018, the contract cost balances recorded within Prepaid Expenses and Other Current Assets were $10.3 million, $10.8 million, and $10.4 million, respectively.
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
As of September 30, 2019, December 31, 2018, and September 30, 2018, the net Notes Receivable balance of SFS was $851.1 million, $694 million, and $593 million, respectively. As of September 30, 2019, December 31, 2018, and September 30, 2018, $45.6 million, $99.7 million, and $129.1 million, respectively, of the net Notes Receivable balance of SFS was classified within current assets on our Condensed Consolidated Balance Sheets, with the remainder classified within non-current assets. The classification of a loan as current or non-current takes into account the contractual maturity date of the loan, as well as the likelihood of renewing the loan on or before its contractual maturity date.
As of September 30, 2019, December 31, 2018, and September 30, 2018, the total net Notes Receivable balance of SFS included $193.9 million, $126.2 million, and $132.5 million, respectively, of term loans issued by SFS to refinance client auction and private sale purchases. For the nine months ended September 30, 2019 and 2018, SFS issued $79.2 million and $119.2 million, respectively, of such loans. These loans are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable (net) within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2019 and 2018, such repayments totaled $11.5 million and $41.1 million, respectively.
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

The table below provides the aggregate LTV ratio for the SFS loan portfolio as of September 30, 2019, December 31, 2018, and September 30, 2018 (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Secured loans	$851,108	$693,977	$592,962
Low auction estimate of collateral	$1,770,870	$1,629,270	$1,425,960
Aggregate LTV ratio	48%	43%	42%
The table below provides the aggregate LTV ratio for secured loans made by SFS with an LTV ratio above 50% as of September 30, 2019, December 31, 2018, and September 30, 2018 (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Secured loans with an LTV ratio above 50%	$388,247	$264,916	$225,491
Low auction estimate of collateral related to secured loans with an LTV ratio above 50%	$667,461	$476,157	$382,997
Aggregate LTV ratio of secured loans with an LTV ratio above 50%	58%	56%	59%

The table below provides other credit quality information regarding secured loans made by SFS as of September 30, 2019, December 31, 2018, and September 30, 2018 (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Total secured loans	$851,108	$693,977	$592,962
Loans past due	$103,322	$14,405	$77,751
Loans more than 90 days past due	$19,388	$8,911	$27,315
Non-accrual loans	$—	$3,854	$6,330
Impaired loans	$—	$—	$—
Allowance for credit losses:
Allowance for credit losses for impaired loans	$—	$—	$—
Allowance for credit losses based on historical data	$1,410	$1,075	$1,067
Total allowance for credit losses - secured loans	$1,410	$1,075	$1,067

We consider a loan to be past due when principal payments are not paid by the contractual maturity date. Typically, a loan becomes past due only for a short period of time during which either the loan is renewed or collateral is sold to satisfy the borrower's obligations. As of September 30, 2019, $103.3 million of the net Notes Receivable balance was past due, of which $19.4 million was more than 90 days past due. We are continuing to accrue interest on all past due loans and, as of September 30, 2019, the collateral securing such loans had a low auction estimate of approximately $215 million, resulting in a weighted average LTV ratio of approximately 51%. In consideration of expected loan renewals, collateral sales to date for which the proceeds have not yet been collected from the buyer, as well as the value of the remaining collateral, we believe that the principal and interest amounts owed for these past due loans will be collected.
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

A loan is considered to be impaired when we determine that it is probable that a portion of the principal and interest owed by the borrower will not be recovered after taking into account the estimated realizable value of the collateral securing the loan, as well as the ability of the borrower to repay any shortfall between the value of the collateral and the amount of the loan. The determination of whether a specific loan is impaired and the amount of any required allowance is based on the facts available to management and is reevaluated and adjusted as additional facts become known. If a loan is considered to be impaired, Finance Revenue is no longer recognized and bad debt expense is recorded for any principal or accrued interest that is deemed uncollectible. As of September 30, 2019, December 31, 2018, and September 30, 2018, there were no impaired loans outstanding.
As of September 30, 2019, unfunded commitments to extend additional credit through SFS were approximately $39.1 million.
(See Note 22 for information related to our merger with BidFair MergeRight Inc., as well as the concurrent transfer of Sotheby's Financial Services, Inc. to BidFair USA, Inc. Upon completion of this transfer, the Company no longer owned Sotheby's Financial Services, Inc.)
Agency Segment—As discussed in Note 4, in the limited circumstances when the payment due date for an auction or private sale receivable is extended to a date that is beyond one year from the sale date, if the consignor does not provide matched payment terms, the receivable balance is reclassified from Accounts Receivable (net) to Notes Receivable (net) on our Condensed Consolidated Balance Sheets. These Notes Receivable are accounted for as non-cash transfers between Accounts Receivable (net) and Notes Receivable (net) and are, therefore, not reflected as the funding of Notes Receivable within Investing Activities in our Condensed Consolidated Statements of Cash Flows. Upon repayment, the cash received in settlement of such Notes Receivable is classified within Operating Activities in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2018, Notes Receivable (net) within the Agency segment included $1.2 million of such amounts reclassified from Accounts Receivable (net), respectively.
Under certain circumstances, we provide loans to certain art dealers to finance the purchase of works of art. In these situations, we acquire a partial ownership interest or a security interest in the purchased property in addition to providing the loan. Upon the eventual sale of the property acquired, the loan is repaid. In the third quarter of 2019, one such loan became uncollectible and, as a result, we recorded a loss of $2.1 million associated with the write-off of this loan. As of December 31, 2018 and September 30, 2018, loans of this type had a balance of $3.1 million.
In certain limited situations, the Agency segment will also provide advances to consignors that are secured by property scheduled to be offered at auction in the near term. Such Agency segment consignor advances are recorded on our Condensed Consolidated Balance Sheets within Notes Receivable (net) and totaled $2 million, $3.2 million, and $3.4 million as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.
Allowance for Credit Losses—During the period January 1, 2019 to September 30, 2019, activity related to the Allowance for Credit Losses by segment was as follows (in thousands):

	SFS	Agency	Total
Balance as of January 1, 2019	$1,075	$1,525	$2,600
Change in loan loss provision based on historical data	335	—	335
Change in loan loss provision for impaired loans	—	—	—
Balance as of September 30, 2019	$1,410	$1,525	$2,935

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
The following table summarizes the components of the operating lease cost reflected in our Condensed Consolidated Statements of Operations within General and Administrative Expenses for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$5,252	$14,982
Variable lease cost	513	1,941
Sublease income	(275)	(1,131)
Total lease cost	$5,490	$15,792

The following table summarizes information about the amount and timing of our future operating lease commitments as of September 30, 2019 (in thousands):

2019 (remaining)	$4,825
2020	18,171
2021	14,315
2022	11,802
2023	8,736
Thereafter	30,834
Total undiscounted operating lease payments	$88,683
Less: Imputed interest	(15,036)
Present value of operating lease liabilities	$73,647

As of September 30, 2019, the weighted-average remaining lease term for our operating leases is 7.36 years, and the weighted average discount rate used to measure our operating lease liabilities is 4.74%.
For the nine months ended September 30, 2019, operating lease liabilities arising from obtaining right-of-use assets totaled $8.7 million. For the nine months ended September 30, 2019, cash payments made in respect of our lease liabilities totaled $14.3 million and are classified within operating activities in our Condensed Consolidated Statements of Cash Flows.

The following table summarizes the future minimum lease payments due under non-cancellable operating leases in effect at December 31, 2018 (in thousands):

January 2019 to December 2019	January 2020 to December 2020	January 2021 to December 2021	January 2022 to December 2022	January 2023 to December 2023	Thereafter	Total (a)
$20,039	$17,771	$14,033	$11,750	$9,449	$32,318	$105,360
The following table summarizes the future minimum lease payments due under non-cancellable operating leases in effect at September 30, 2018 (in thousands):

October 2018 to September 2019	October 2019 to September 2020	October 2020 to September 2021	October 2021 to September 2022	October 2022 to September 2023	Thereafter	Total (a)
$19,233	$16,779	$13,598	$11,112	$9,453	$29,579	$99,754

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

(See Note 22 for information related to our merger with BidFair MergeRight Inc., as well as the concurrent related transfer of 1334 York LLC (the owner of the York Property) and the intended transfer of the real estate holdings that collectively house our main salesrooms, exhibition spaces, and administrative offices in London to BidFair Property Holdings Inc., a subsidiary of BidFair USA Inc. Following the completion of these transfers, the Company will no longer own any of the underlying real estate assets and will no longer be party to any of the associated lease agreements that are currently in place. Instead, the Company will enter into long-term, arms-length lease agreements with BidFair Property Holdings Inc. in respect of these real estate assets.)

7. Goodwill and Intangible Assets
Goodwill—For the nine months ended September 30, 2019 and 2018, changes in the carrying value of Goodwill were as follows (in thousands):

Nine Months Ended September 30,	2019			2018
	Agency	All Other	Total	Agency	All Other	Total
Beginning balance as of January 1	$49,422	$6,151	$55,573	$44,396	$6,151	$50,547
Goodwill acquired	—	—	—	5,259	—	5,259
Foreign currency exchange rate changes	(193)	—	(193)	(148)	—	(148)
Ending balance as of September 30	$49,229	$6,151	$55,380	$49,507	$6,151	$55,658

On February 2, 2018, we acquired Viyet, an online marketplace for interior design specializing in vintage and antique furniture, decorative objects, and accessories. This acquisition complements and enhances our online sales program, and provides an additional sale format to offer clients. In October 2018, Viyet was rebranded as Sotheby's Home.
Intangible Assets—As of September 30, 2019, December 31, 2018, and September 30, 2018, intangible assets consisted of the following (in thousands):

	Amortization Period	September 30, 2019	December 31, 2018	September 30, 2018
Indefinite lived intangible assets:
License (a)	N/A	$324	$324	$324
Intangible assets subject to amortization:
Customer relationships - Art Advisory Partners	8 years	10,800	10,800	10,800
Non-compete agreements - Art Advisory Partners	5-6 years	3,060	3,060	3,060
Artworks database (b)	10 years	1,275	1,275	1,275
Technology	4 years	4,461	4,461	4,461
Total intangible assets subject to amortization		19,596	19,596	19,596
Accumulated amortization		(9,386)	(6,927)	(5,939)
Total amortizable intangible assets (net)		10,210	12,669	13,657
Total intangible assets (net)		$10,534	$12,993	$13,981

(a)	Relates to a license obtained in conjunction with the purchase of a retail wine business in 2008.

(b)
Relates to a database containing historic information concerning repeat sales of works of art. This database was acquired along with the associated business in exchange for an initial cash payment made in the third quarter of 2016 and subsequent cash payments made in the third quarters of 2017 and 2018.

For the three and nine months ended September 30, 2019, amortization expense related to intangible assets was approximately $0.8 million and $2.5 million, respectively. For the three and nine months ended September 30, 2018, amortization expense related to intangible assets was approximately $0.7 million and $2 million, respectively.
The estimated aggregate amortization expense for the remaining useful lives of intangible assets subject to amortization during the five-year period succeeding the September 30, 2019 balance sheet date are as follows (in thousands):

Period	Amount
October 2019 to September 2020	$3,186
October 2020 to September 2021	$2,999
October 2021 to September 2022	$1,937
October 2022 to September 2023	$1,480
October 2023 to September 2024	$468

8. Defined Benefit Pension Plan
We sponsor a defined benefit pension plan in the U.K. (the "U.K. Pension Plan"), which was closed to future service cost accruals on April 30, 2016. For the three and nine months ended September 30, 2019 and 2018, the components of the net pension credit related to the U.K. Pension Plan recorded within Non-Operating Income in our Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$1,897	$1,855	$5,903	$5,775
Expected return on plan assets	(2,520)	(2,717)	(7,835)	(8,458)
Amortization of actuarial loss	—	117	—	364
Amortization of prior service cost	(15)	(24)	(47)	(76)
Net pension credit	$(638)	$(769)	$(1,979)	$(2,395)

9. Debt
Revolving Credit Facilities—Prior to June 26, 2018, we were party to credit agreements with an international syndicate of lenders that, among other things, provided for dedicated asset-based revolving credit facilities for the Agency segment (the "Agency Credit Facility") and SFS (the "SFS Credit Facility") (collectively, the "Previous Credit Agreements"). On June 26, 2018, we refinanced the Previous Credit Agreements and entered into a credit agreement with an international syndicate of lenders led by JPMorgan Chase Bank, N.A. (the “JPMorgan Chase Credit Agreement”). As a result of this refinancing, $4 million of unamortized fees related to the Previous Credit Agreements were written off in the second quarter of 2018.
The JPMorgan Chase Credit Agreement combined the Agency Credit Facility and SFS Credit Facility into one asset-based revolving credit facility with an aggregate borrowing capacity of $1.1 billion, subject to a borrowing base. Borrowings under the JPMorgan Chase Credit Agreement were available to fund our working capital needs and for other general corporate purposes. Our obligations under the JPMorgan Chase Credit Agreement were secured by liens on all or substantially all of the personal property of the entities that were borrowers and guarantors under the JPMorgan Chase Credit Agreement.
The JPMorgan Chase Credit Agreement was scheduled to mature on June 26, 2023, but it was terminated on October 3, 2019 in connection with our merger with BidFair MergeRight Inc., and all remaining outstanding borrowings were repaid. As a result of the termination of the JPMorgan Chase Credit Agreement, $3.3 million of related unamortized debt issuance costs will be written-off in the fourth quarter of 2019. (See Note 22 for information related to our merger with BidFair MergeRight Inc.)
The following table summarizes our revolving credit facility borrowings as of and for the periods ended September 30, 2019, December 31, 2018, and September 30, 2018 (in thousands):

As of and for the periods ended	September 30, 2019	December 31, 2018	September 30, 2018
Borrowings outstanding	$470,000	$280,000	$215,000
Average Borrowings Outstanding:
Three months ended September 30,	$403,750	N/A	$71,902
Nine months ended September 30,	$360,726	N/A	$94,399
Year ended December 31,	N/A	$106,181	N/A

For the period through June 26, 2018, borrowing costs under the Previous Credit Agreements related to SFS are reflected in our Condensed Consolidated Statements of Operations within Cost of Finance Revenues as any borrowings thereunder were used to directly fund client loans. Subsequent to a change in our cash management strategy (see Note 3) and the elimination of the SFS Credit Facility on June 26, 2018, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, all borrowing costs associated with the JPMorgan Chase Credit Agreement are recorded as Interest Expense in our Condensed Consolidated Statements of Operations.

Long-Term Debt—As of September 30, 2019, December 31, 2018, and September 30, 2018, Long-Term Debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
York Property Mortgage, net of unamortized debt issuance costs of $2,797, $3,559, and $3,787	$249,902	$257,284	$259,099
2025 Notes, net of unamortized debt issuance costs of $4,363, $4,894, and $5,070	395,637	395,106	394,930
Less current portion:
York Property Mortgage, net of unamortized debt issuance costs of $1,017, $1,010, and $1,010	(9,590)	(13,604)	(13,514)
Total Long-Term Debt, net	$635,949	$638,786	$640,515

(See the captioned sections below for information related to the York Property Mortgage and the 2025 Notes. )
York Property Mortgage—As of September 30, 2019, the York Property, our headquarters building located at 1334 York Avenue in New York, was subject to a seven-year, $325 million mortgage loan (the "York Property Mortgage") that was scheduled to mature on July 1, 2022. As of September 30, 2019, the York Property Mortgage had an outstanding principal balance of $252.7 million and its fair value approximated its book value due to the variable interest rate associated with the mortgage. The fair value measurement of the York Property Mortgage is considered to be a Level 2 fair value measurement in the hierarchy provided by ASC 820, Fair Value Measurements. The York Property Mortgage was repaid on October 3, 2019 in connection with the completion of our merger with BidFair MergeRight Inc. As a result of the repayment of the York Property Mortgage, $2.8 million of unamortized debt issuance costs will be written-off in the fourth quarter of 2019.
The York Property Mortgage was charged interest based on the one-month LIBOR rate plus a spread of 2.25% and was being amortized based on a 25-year mortgage-style amortization schedule over its originally scheduled seven-year term. On June 21, 2017, the York Property Mortgage was amended (the "First Amendment") to reduce the minimum net worth that Sotheby's was required to maintain from $425 million to $325 million in order to provide flexibility in carrying out its common stock repurchase program. On October 18, 2018, the York Property Mortgage was further amended (the "Second Amendment") to modify the definition of net worth to provide further flexibility in carrying out the common stock repurchase program.
In conjunction with the First Amendment, on July 3, 2017, we made a prepayment of $32 million to reduce the outstanding principal balance of the York Property Mortgage, and agreed to make annual prepayments funded primarily with cash accumulated in a restricted cash management account, as discussed below, beginning in July 2018 and continuing through July 2021 that are not to exceed $25 million in the aggregate during that period. The $32 million principal payment made on July 3, 2017 was funded with $25 million from existing cash balances and $7 million from a restricted cash management account associated with the York Property Mortgage. Subsequent principal payments were made on July 2, 2018 ($6.25 million) and July 1, 2019 ($1.9 million) funded primarily from the restricted cash management account in accordance with the First Amendment.
On February 9, 2016, Sotheby's corporate credit rating from Standard & Poor’s Rating Services was downgraded to "BB-" from "BB". As a result, due to a financial covenant under the York Property Mortgage, a Cash Management Account was established under the control of the lender. The lender was entitled to retain any excess cash after monthly debt service, insurance, and taxes as security. As of September 30, 2019, December 31, 2018, and September 30, 2018, the Cash Management Account had a balance of $0.6 million, $0.7 million, and $0.5 million, respectively, which is reflected within Restricted Cash on our Condensed Consolidated Balance Sheets.
The York Property, the York Property Mortgage, and the related interest rate protection agreements are/were held by 1334 York, LLC (the "LLC"), a separate legal entity of Sotheby's that maintains its own books and records and whose results through October 3, 2019 were ultimately consolidated into our financial statements. The LLC is the sole owner and lessor of the York Property. The LLC presently leases the York Property to Sotheby's, Inc., which is also controlled by Sotheby's. The assets of the LLC are not available to satisfy the obligations of our other affiliates or any other entity.
(See Note 10 for information related to the interest protection agreements that were entered into in connection with the York Property Mortgage. See Note 22 for information related to our merger with BidFair MergeRight Inc., as well as the related transfer of the LLC to BidFair Property Holdings Inc., a subsidiary of BidFair USA Inc. Upon completion of this transfer, the Company no longer owned the LLC.)

Senior Unsecured Debt—On September 27, 2012, we issued $300 million aggregate principal amount of 5.25% Senior Notes, due October 1, 2022 (the "2022 Notes"). On December 12, 2017, we issued $400 million aggregate principal amount of 4.875% Senior Notes due December 15, 2025 (the “2025 Notes”). The net proceeds from the sale of the 2025 Notes were approximately $395.5 million, after deducting fees paid to the initial purchasers, of which $312.3 million was irrevocably deposited with a trustee for the benefit of the holders of the 2022 Notes, which were redeemed using these funds on January 11, 2018. The $312.3 million redemption price that was deposited with the trustee, consisting of the $300 million principal amount plus $4.4 million of accrued interest and a call premium of $7.9 million, was classified within Restricted Cash on our Condensed Consolidated Balance Sheets as of December 31, 2017. As a result of the redemption of the 2022 Notes, we wrote-off $3 million of related unamortized debt issuance costs, which, when combined with the $7.9 million call premium, resulted in a total loss on the extinguishment of $10.9 million recognized in the first quarter of 2018.
Interest on the 2025 Notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2018. The 2025 Notes were offered only to qualified institutional buyers in accordance with Rule 144A and to non-U.S. Persons under Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Holders of the 2025 Notes do not have registration rights, and the 2025 Notes have not been and will not be registered under the Securities Act. The 2025 Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing and future domestic subsidiaries to the extent and on the same basis that such subsidiaries guarantee borrowings under the JPMorgan Chase Credit Agreement.
The 2025 Notes will be redeemable, in whole or in part, on or after December 15, 2020, at specified redemption prices set forth in the underlying indenture, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to December 15, 2020, the 2025 Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium (as defined in the underlying indenture). The underlying indenture for the 2025 Notes also contains customary covenants that limit, among other things, our ability to grant liens on our assets; enter into sale and leaseback transactions; and merge, consolidate or transfer or dispose of substantially all of our assets. The above covenants are subject to a number of exceptions and qualifications set forth in the underlying indenture.
As of September 30, 2019, the $400 million principal amount of the 2025 Notes had a fair value of approximately $407.5 million, based on a broker quoted price derived via a pricing model using observable and unobservable inputs. As such, this fair value measurement is considered to be a Level 3 fair value measurement in the hierarchy provided by ASC 820.
On September 10, 2019, BidFair MergeRight Inc. made an offer to purchase (the “Change of Control Tender Offer”) any and all of the outstanding 2025 Notes in connection with and conditioned on the consummation of our merger with BidFair MergeRight Inc. The Change of Control Tender Offer offered to repurchase the $400 million 2025 Notes outstanding at 101% of the aggregate principal amount, plus accrued and unpaid interest. On October 15, 2019, as a result of the Change of Control Tender Offer, the Company repurchased $342.3 million of the 2025 Notes at a redemption price of $351.3 million, which included $5.6 million of accrued interest and a call premium of $3.4 million. As a result of the partial redemption of the 2025 Notes, we will write-off $3.7 million of unamortized debt issuance costs, which, when combined with the $3.4 million call premium, will result in a total loss on the extinguishment of $7.1 million to be recognized in the fourth quarter of 2019. As of November 9, 2019, $57.7 million of the 2025 Notes remain outstanding. (See Note 22 for information related to our merger with BidFair MergeRight Inc.)

Future Payments Due Under Outstanding Debt—As of September 30, 2019, the aggregate future principal and interest payments due under the JPMorgan Chase Credit Agreement, the York Property Mortgage, and the 2025 Notes during the subsequent five-year period are as follows (in thousands):

Period	Amount
October 2019 to September 2020	$41,302
October 2020 to September 2021	$41,173
October 2021 to September 2022	$258,209
October 2022 to September 2023	$489,500
October 2023 to September 2024	$19,500

The table above does not reflect the partial redemption of the 2025 Notes, the repayment of outstanding revolving credit facility borrowings under the JPMorgan Chase Credit Agreement, or the repayment of the York Property Mortgage in connection with the completion of our merger with BidFair MergeRight, Inc. on October 3, 2019 (see Note 22).
The table above assumes that the annual interest rate for the York Property Mortgage will be within the ceiling and floor rates of the associated interest rate collar for the remainder of its contractual term based on available forecasts of LIBOR rates for the future periods through maturity (see Note 10). The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as currently anticipated annual principal prepayments of approximately $2 million each July through 2021.

10. Derivative Financial Instruments
Derivative Financial Instruments Designated as Hedging Instruments—The following tables present fair value information related to the derivative financial instruments designated as hedging instruments as of September 30, 2019, December 31, 2018, and September 30, 2018 (in thousands):

	Assets		Liabilities
September 30, 2019	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate collar	N/A	$—	Other Current Liabilities	$683
Interest rate collar	N/A	—	Other Long-Term Liabilities	3,017
Total cash flow hedges		—		3,700
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	661	N/A	—
Total		$661		$3,700

	Assets		Liabilities
December 31, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate collar	N/A	$—	Other Current Liabilities	$40
Interest rate collar	N/A	—	Other Long-Term Liabilities	1,185
Total cash flow hedges		—		1,225
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	462	N/A	—
Total		$462		$1,225

	Assets		Liabilities
September 30, 2018	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Cash Flow Hedges:
Interest rate collar	Prepaid Expenses and Other Current Assets	$12	N/A	—
Interest rate collar	Other Long-Term Assets	98	N/A	—
Total cash flow hedges		110		—
Net Investment Hedges:
Foreign exchange contracts	Prepaid Expenses and Other Current Assets	81	N/A	—
Total		$191		$—

During the nine months ended September 30, 2019, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $59.7 million and realized an aggregate gain of $2.3 million. During the nine months ended September 30, 2018, we settled derivative financial instruments designated as net investment hedges with an aggregate notional value of $202 million and realized a net loss of ($1.9) million.

The following table summarizes the effect of the derivative financial instruments designated as hedging instruments on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	(Loss) Gain Recognized in Other Comprehensive Loss - Effective Portion		Classification of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Net Loss	Amount Reclassified from Accumulated Other Comprehensive Loss into Net Loss - Effective Portion
Three Months Ended September 30,	2019	2018		2019	2018
Cash Flow Hedges:
Interest rate collar	$(220)	$256	Interest Expense	$—	$—
Total cash flow hedges	(220)	256		—	—
Net Investment Hedges:
Foreign exchange contracts	868	(238)	N/A	—	—
Total	$648	$18		$—	$—

	(Loss) Gain Recognized in Other Comprehensive Loss - Effective Portion		Classification of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Net (Loss) Income	Amount Reclassified from Accumulated Other Comprehensive Loss into Net (Loss) Income - Effective Portion
Nine Months Ended September 30,	2019	2018		2019	2018
Cash Flow Hedges:
Interest rate swap	$—	$95	Interest Expense	$—	$(145)
Interest rate collar	(1,861)	1,443	Interest Expense	—	169
Total cash flow hedges	(1,861)	1,538		—	24
Net Investment Hedges:
Foreign exchange contracts	1,863	1,502	N/A	—	—
Total	$2	$3,040		$—	$24

See the captioned sections below for information related to the derivative financial instruments designated as cash flow hedges or net investment hedges.
Derivative Financial Instruments Designated as Cash Flow Hedges—Upon entry into the York Property Mortgage (see Note 9), we entered into interest rate protection agreements secured by the York Property, consisting of a 2-year interest rate swap (the "Mortgage Swap"), effective as of July 1, 2015, and a 5-year interest rate collar (the "Mortgage Collar"), effective as of July 1, 2017. As of September 30, 2019, the notional value of the Mortgage Collar was $249 million, which was slightly lower than the principal balance of the York Property Mortgage on that date. The York Property Mortgage was repaid on October 3, 2019 in connection with the completion of our merger with BidFair MergeRight Inc. (see Note 22). As a result, as of that date, the previously forecasted interest payments associated with the York Property Mortgage are no longer probable of occurring. Accordingly, in the fourth quarter of 2019, the remaining amount associated with the Mortgage Collar recorded in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets will be reclassified into Net Income.
The Mortgage Swap fixed the LIBOR rate on the York Property Mortgage at an annual rate equal to 0.877% through its July 1, 2017 expiration date. The Mortgage Collar effectively fixed the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%, for the remainder of the mortgage's 7-year term. After taking into account the interest rate protection agreements, the annual interest rate for the first two years of the York Property Mortgage was approximately 3.127% and then was between a floor of 4.167% and a cap of 6%. Beginning on the effective date of the Mortgage Collar through September 30, 2019, the average interest rate for the York Property Mortgage was 4.4%.
In conjunction and concurrent with the First Amendment to the York Property Mortgage in June 2017 (see Note 9), the notional value of the Mortgage Collar was reduced by $57 million to reflect: (i) the $32 million principal prepayment made on the York Property Mortgage on July 3, 2017 and (ii) potential annual prepayments of $6.25 million each, beginning in July 2018 and continuing through July 2021. The reduction in the notional value of the Mortgage Collar related to previously forecasted interest payments that were no longer probable of occurring following the June 2017 amendment to the York Property Mortgage.

As of September 30, 2019 and prior to the Merger, the Mortgage Collar was assumed to have a notional value that was no greater than the applicable forecasted principal balance of the York Property Mortgage. Upon the closing of the Merger on October 3, 2019, 1334 York LLC repaid all of its outstanding indebtedness under the York Property Mortgage.
The York Property, the York Property Mortgage, and the related interest rate protection agreement(s) are/were held by 1334 York, LLC, a separate legal entity of Sotheby's that maintains its own books and records and whose results through October 3, 2019 were ultimately consolidated into our financial statements.
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
At their inception, the Mortgage Collar and the Revolving Credit Facility Swap (collectively, the "Cash Flow Hedges") were each individually designated as cash flow hedges of the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments owed on their respective debt instruments. Accordingly, to the extent that each of the Cash Flow Hedges remained outstanding and was effective, any unrealized gains and losses related to changes in their fair value were recorded to Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets and then to the extent that there are any hedge settlements, the amount of any such settlement is reclassified to Interest Expense in our Condensed Consolidated Statements of Operations in the same period that interest expense related to the underlying debt instruments was recorded. Any hedge ineffectiveness was immediately recognized in Net Income. In addition, if any of the forecasted transactions associated with the Cash Flow Hedges were no longer probable of occurring, any related amounts previously recorded in Accumulated Other Comprehensive Loss on our Condensed Consolidated Balance Sheets were reclassified into Net (Loss) Income.
Management performed a quarterly assessment to determine whether the Mortgage Collar, as amended, continued to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage. As of September 30, 2019, because our merger with BidFair MergeRight Inc. was not yet completed (see Note 22), the Mortgage Collar, as amended, was expected to continue to be highly effective in hedging the risk associated with the variability in expected cash outflows related to the one-month LIBOR-indexed interest payments on the York Property Mortgage.
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
Derivative Financial Instruments Designated as Net Investment Hedges—We are exposed to variability in the U.S. Dollar equivalent of the net investments in our foreign subsidiaries and, by extension, the U.S. Dollar equivalent of any foreign earnings repatriated to the U.S. due to potential changes in foreign currency exchange rates. As a result, we regularly enter into foreign currency forward exchange contracts to hedge the net investments in our foreign subsidiaries from which we expect to repatriate earnings to the U.S. As of September 30, 2019, the aggregate notional value of our outstanding net investment hedge contracts was $35.1 million.

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
The following table presents the fair values of forward exchange contract assets and liabilities recorded on our Condensed Consolidated Balance Sheets as of September 30, 2019, December 31, 2018, and September 30, 2018 (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Fair value of forward exchange contracts recorded within Prepaid Expenses and Other Current Assets	$169	$351	$578
Fair value of forward exchange contracts recorded within Accounts Payable and Accrued Liabilities	$—	$125	$343

As of September 30, 2019, the notional value of outstanding forward exchange contracts not designated as hedging instruments was $203 million. Notional values do not quantify risk or represent assets or liabilities, but are used to calculate cash settlements under outstanding forward exchange contracts. We are exposed to credit-related risks in the event of nonperformance by the counterparties to our outstanding forward exchange contracts that are not designated as hedging instruments. We do not expect any of these counterparties to fail to meet their obligations, given their investment grade short-term credit ratings.
11. Supplemental Condensed Consolidated Balance Sheet Information
As of September 30, 2019, December 31, 2018, and September 30, 2018, Prepaid Expenses and Other Current Assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Prepaid expenses	$33,691	$25,672	$39,832
Derivative financial instruments (see Note 10)	661	462	670
Insurance recoveries	4,022	4,353	2,189
Other	12,113	8,144	14,462
Total Prepaid Expenses and Other Current Assets	$50,487	$38,631	$57,153

As of September 30, 2019, December 31, 2018, and September 30, 2018, Other Long-Term Assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Defined benefit pension plan asset	$101,601	$103,539	$108,036
Equity method investments (a)	48,469	47,507	47,527
Trust assets related to deferred compensation liability	32,997	28,517	30,870
Restricted cash (see Note 12)	16,196	16,819	17,137
Insurance recoveries	6,870	13,882	15,357
Derivative financial instruments (see Note 10)	—	—	98
Other	24,252	16,396	15,424
Total Other Long-Term Assets	$230,385	$226,660	$234,449

(a)	Includes our equity method investments in RM Sotheby's and AMA, as well as a partnership through which artworks are being purchased and sold.
As of September 30, 2019, December 31, 2018, and September 30, 2018, Other Long-Term Liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Deferred compensation liability	$32,387	$28,255	$30,491
Acquisition earn-out consideration	—	8,750	8,750
Interest rate collar liability (see Note 10)	3,017	1,185	—
Other	4,022	7,327	7,328
Total Other Long-Term Liabilities	$39,426	$45,517	$46,569

12. Supplemental Condensed Consolidated Cash Flow Information
Cash, Cash Equivalents, and Restricted Cash—As of September 30, 2019, December 31, 2018, and September 30, 2018, cash, cash equivalents, and restricted cash consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$81,695	$178,579	$156,272
Restricted cash, recorded within current assets:
Consignor funds held in legally segregated accounts	1,976	3,938	1,179
Cash Management Account related to the York Property Mortgage (see Note 9)	595	716	460
Other	835	182	185
Restricted cash, recorded within current assets	3,406	4,836	1,824
Restricted cash, recorded within other long-term assets (a)	16,196	16,819	17,137
Total restricted cash	19,602	21,655	18,961
Cash, cash equivalents, and restricted cash	$101,297	$200,234	$175,233

(a)	Principally relates to funds held in escrow pending the payment of sale proceeds to a consignor.

Changes in Other Operating Assets and Liabilities—For the nine months ended September 30, 2019 and 2018, changes in other operating assets and liabilities as reported in the Condensed Consolidated Statements of Cash Flows include the following (in thousands):

Nine Months Ended September 30,	2019	2018
Increase in:
Prepaid expenses and other current assets	$(9,375)	$(16,384)
Other long-term assets	(3,110)	(6,590)
Income tax receivables and deferred income tax assets	(30,573)	(26,305)
(Decrease)/increase in:
Accounts payable and accrued liabilities and other liabilities	(58,415)	(39,436)
Accrued income taxes and deferred income tax liabilities	8,339	5,392
Total changes in other operating assets and liabilities	$(93,134)	$(83,323)

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
During the first nine months of 2018, we repurchased 3,789,608 shares of our common stock for an aggregate purchase price of $186.2 million, resulting in an average price of $49.14 per share. These share repurchases were made through open market purchases and purchases made pursuant to an SEC Rule 10b5-1 plan codified at 17 C.F.R. 240.10b5-1.

14. Accumulated Other Comprehensive Loss
The following is a summary of the changes in Accumulated Other Comprehensive Loss and the details regarding any reclassification adjustments made for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Currency Translation Adjustments
Balance at beginning of period	$(84,694)	$(81,518)	$(84,051)	$(74,505)
Other comprehensive loss before reclassifications, net of tax of $0, $0, $0, and $400	(5,707)	(155)	(6,350)	(7,168)
Other comprehensive loss	(5,707)	(155)	(6,350)	(7,168)
Balance at end of period	(90,401)	(81,673)	(90,401)	(81,673)
Cash Flow Hedges
Balance at beginning of period	(2,271)	277	(630)	(1,029)
Other comprehensive (loss) income before reclassifications, net of tax of ($73), $85, ($614), and $508	(220)	256	(1,861)	1,538
Reclassifications from accumulated other comprehensive loss, net of tax of $0, ($114), $0, and ($106)	—	(160)	—	(136)
Other comprehensive (loss) income	(220)	96	(1,861)	1,402
Balance at end of period	(2,491)	373	(2,491)	373
Net Investment Hedges
Balance at beginning of period	16,322	15,299	15,327	13,559
Other comprehensive income (loss) before reclassifications, net of tax of $284, ($78), $613, and $491	868	(238)	1,863	1,502
Other comprehensive income (loss)	868	(238)	1,863	1,502
Balance at end of period	17,190	15,061	17,190	15,061
Defined Benefit Pension Plan
Balance at beginning of period	(2,692)	(321)	(2,690)	(491)
Currency translation adjustments	72	4	96	11
Other comprehensive income before reclassifications	72	4	96	11
Prior service cost amortization, net of tax of ($3), ($4), ($9), and ($12)	(12)	(21)	(38)	(64)
Actuarial loss amortization, net of tax of $0, $20, $0, and $60	—	97	—	303
Reclassifications from accumulated other comprehensive loss, net of tax	(12)	76	(38)	239
Other comprehensive income	60	80	58	250
Balance at end of period	(2,632)	(241)	(2,632)	(241)
Total other comprehensive loss attributable to Sotheby's	(4,999)	(217)	(6,290)	(4,014)
Accumulated other comprehensive loss as of September 30	$(78,334)	$(66,480)	$(78,334)	$(66,480)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash Flow Hedges
Settlements	$—	$(274)	$—	$(242)
Tax effect	—	114	—	106
Reclassification adjustments, net of tax	—	(160)	—	(136)
Defined Benefit Pension Plan
Prior service cost amortization	(15)	(25)	(47)	(77)
Actuarial loss amortization	—	117	—	364
Pre-tax total	(15)	92	(47)	287
Tax effect	3	(16)	9	(48)
Reclassification adjustments, net of tax	(12)	76	(38)	239
Total reclassification adjustments, net of tax	$(12)	$(84)	$(38)	$103

15. Commitments and Contingencies
Compensation Arrangements—We are party to compensation arrangements with certain senior employees, which expire at various points between March 31, 2020 and December 31, 2022. Such arrangements may provide, among other benefits, for minimum salary levels and for compensation under our incentive compensation programs that is payable only if specified Company and individual goals are attained. Additionally, under certain circumstances, certain of these arrangements provide annual share-based payments, severance payments, and other cash compensation. The aggregate remaining commitment for salaries and other cash compensation related to these compensation arrangements, excluding any participation in our incentive compensation programs, was approximately $16.9 million as of September 30, 2019.
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
On July 23, 2019, Sotheby's and Sotheby's Inc. filed their answer with the District Court in New York. The case will now proceed to discovery. In addition, on September 20, 2019, the plaintiffs filed a motion for partial summary judgment with respect to their claim that Sotheby’s violated the tolling agreement. On October 20, 2019, Sotheby’s filed its opposition to that motion, to which plaintiffs responded on October 25, 2019.
Litigation Related to Merger—On July 17, July 19, July 23, and August 1, 2019, four substantially similar litigations were filed against the Company and the members of its Board of Directors in the United States District Court for the Southern District of New York and in the United States District Court for the District of Delaware by purported stockholders of the Company, captioned Stein v. Sotheby’s, et al., Case No. 1:19-cv-06669 (S.D.N.Y.), Goffmna v. Sotheby’s, et al., Case No. 1:19-cv-06733 (S.D.N.Y.), Kent v. Sotheby’s, et al., Case No. 1:19-cv-01374-UNA (D. Del.) and Stevens v. Sotheby’s, et al., Case No. 1:19-cv-7198 (S.D.N.Y), respectively. The complaints allege that a preliminary version of the proxy statement filed by the Company with the SEC in connection with its proposed merger was materially inaccurate or incomplete in certain respects, thereby allegedly violating Section 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), and SEC Rule 14a-9, 17 C.F.R. 240.14a-9 and 17 C.F.R. § 244.100 promulgated thereunder. The complaints purport to seek injunctive relief and money damages. Following the filing of the Company’s final proxy statement, the plaintiffs in each of the actions indicated that they intended to dismiss the actions as moot, while reserving the right to seek attorneys’ fees from the Company. The Company believes the allegations in these actions are without merit.
16. Income Taxes
The U.S. Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. Upon enactment, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed companies to record the income tax effects of the Act as a provisional amount based on reasonable estimates for those tax effects and provided a one-year measurement period for companies to finalize the accounting of the income tax effects of the Act. Our accounting for the effects of the Act was complete as of December 31, 2018; however, there may be some elements of the Act that remain subject to further clarification by the issuance of future regulations or notices by the U.S. Treasury Department or IRS which could result in future adjustments to previously recorded amounts.
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
As of September 30, 2019, December 31, 2018, and September 30, 2018, our Condensed Consolidated Balance Sheets reflect long-term accrued income taxes (net of foreign tax credits) of $15.3 million, $15.3 million, and $14.5 million, respectively, for the remaining balance of the one-time transition tax, which we elected to pay in installments over eight years, as allowed by the Act. Under the Act, certain acceleration events may cause the remaining unpaid portion of the installments to become due immediately. The Merger is one such acceleration event. We have filed a transfer agreement with the Internal Revenue Service (“IRS”) that would allow us to maintain the deferral. If the IRS does not accept the transfer agreement, the remaining balance of the liability would be due immediately. (See Note 22 for information relating to the Merger.)
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
As of September 30, 2019, we had outstanding auction guarantees totaling $195.6 million. Each of the outstanding auction guarantees has a minimum guaranteed price that is within or below the range of the pre-sale auction estimates for the underlying property. All of the property related to these auction guarantees is being offered at auctions during the fourth quarter of 2019. Our financial exposure under these auction guarantees is reduced by $130.1 million as a result of our use of contractual risk sharing arrangements with third parties. After taking into account these risk-sharing arrangements, as of September 30, 2019, our net financial exposure related to the auction guarantees was $65.5 million.

We are obligated under the terms of certain auction guarantees to advance all or a portion of the guaranteed amount prior to auction. As of September 30, 2019 and 2018, there were $3.8 million and $21.5 million of auction guarantee advances outstanding, respectively. As of September 30, 2019, December 31, 2018, and September 30, 2018, the estimated fair value of our obligation to perform under our outstanding auction guarantees totaled $5.5 million, $2.9 million, and $11.4 million, respectively, and is recorded within Accounts Payable and Accrued Liabilities on our Condensed Consolidated Balance Sheets. This estimated fair value is based on an analysis of historical loss experience related to auction guarantees and does not include the impact of risk-sharing arrangements that may have mitigated all or a portion of any historical losses.
18. Share-Based Payments
Prior to our merger with BidFair MergeRight Inc. on October 3, 2019, share-based payments made to employees included performance-based stock unit awards, market-based stock unit awards, restricted stock units, and restricted shares. Share-based payments were also made to members of our Board of Directors through the issuance of common stock and deferred stock units. A description of each of these share-based payments is provided below. (See Note 22 for information related to our merger with BidFair MergeRight Inc., as well as the impact of the merger on outstanding share-based payments awards.)
For the three and nine months ended September 30, 2019 and 2018, compensation expense related to share-based payments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of share-based payments	$7,212	$6,736	$22,079	$21,425
Accelerated expense attributable to contractual severance agreement	—	—	1,050	—
Total share-based payment expense (pre-tax)	$7,212	$6,736	$23,129	$21,425
Total share-based payment expense (after-tax)	$5,560	$4,754	$17,774	$16,480

In the second quarter of 2019, we entered into a contractual severance agreement with a named executive officer (the "NEO”) pursuant to which, among other things, the NEO is no longer be required to provide service in order for his share-based payment awards to vest. In addition, in conjunction with this contractual severance agreement and in conjunction with our merger with BidFair MergeRight Inc. (see Note 22), the NEO’s stock units were immediately canceled and converted into a right to receive an amount in cash equal in value to the product of: (i) the number of shares of Sotheby’s common stock underlying such awards and (ii) $57.00. As a result of the contractual severance agreement with the NEO, for the three and nine months ended September 30, 2019, we recognized accelerated share-based payment expense of $1.1 million related to the removal of the NEO's service requirement and an additional $0.7 million related to the revaluing of the NEO's share-based payment awards to $57.00 per share from their grant date fair value. Also in conjunction with the modification of the NEO's share-based payment awards, in the second quarter of 2019, $2 million was reclassified from Additional Paid-in Capital to Accrued Salaries and Related Costs in our Condensed Consolidated Balance Sheets to reflect the required cash settlement of those awards.
For the nine months ended September 30, 2019 and 2018, we recognized $1.5 million and $1.2 million, respectively, in excess tax benefits related to share-based payments in our Condensed Consolidated Statements of Operations. These tax benefits represent the amount by which the tax deduction resulting from the vesting of share-based payments in the period exceeded the tax benefit initially recognized in our Condensed Consolidated Financial Statements.
As of September 30, 2019, unrecognized compensation expense related to the unvested portion of share-based payments to employees was approximately $30.4 million, which was expected to be amortized over a weighted-average period of approximately 2 years. We do not capitalize any compensation expense related to share-based payments to employees.

2018 Equity Incentive Plan—The Sotheby’s 2018 Equity Incentive Plan (the “Equity Plan”) was adopted on February 28, 2018 and approved by our stockholders on May 3, 2018. The Equity Plan replaced the Sotheby’s Restricted Stock Unit Plan (as amended and restated, the "Restricted Stock Unit Plan") and the Sotheby’s 1997 Stock Option Plan (collectively, the “Prior Plans”), which are discussed in more detail below. The Equity Plan permitted the issuance of restricted stock, restricted stock units, performance shares, performance share units, stock options, stock appreciation rights (or, "SAR's"), and other equity-related awards. No further awards were granted under the Prior Plans after May 3, 2018. However, the terms and conditions of the Prior Plans and related award agreements continued to apply to all awards granted prior to May 3, 2018 under the Prior Plans.
The Equity Plan was a fungible share plan. Each option or SAR granted under the Equity Plan counted as one share from the available share pool. Each full-value award granted under the Equity Plan, including restricted stock units and performance share units, counted as 2.14 shares from the available pool.
Restricted Stock Unit Plan—Prior to May 3, 2018, the Restricted Stock Unit Plan provided for the issuance of restricted stock units ("RSU's") and restricted shares to employees. Awards made under the Restricted Stock Unit Plan were subject to the approval of the Compensation Committee of our Board of Directors.
RSU's and restricted shares issued under the Restricted Stock Unit Plan generally vest evenly over a three-year service period. Prior to vesting, holders of RSU's and restricted shares issued under the Restricted Stock Unit Plan were entitled to receive non-forfeitable dividend equivalents and dividends, respectively, at the same rate as dividends were paid on our common stock (if and when such dividends were paid). Prior to vesting, holders of RSU's issued under the Restricted Stock Unit Plan did not have voting rights, while holders of restricted shares had voting rights. RSU's and restricted shares were not able to be sold, assigned, transferred, pledged or otherwise encumbered until they vested.
For RSU's and restricted shares issued after May 3, 2018 under the new Equity Plan, dividend equivalents would have been generally be credited to holders of RSU's at the same rate as dividends are paid on our common stock (if and when such dividends are paid), but would have only been paid for RSU's and restricted shares that vested.
Performance Share Units (or "PSU's") are RSU's that generally vest over three-year service periods, subject to the achievement of certain profitability targets (for awards granted prior to 2016) or certain ROIC targets (for awards granted beginning in 2016). Prior to vesting, holders of PSU's did not have voting rights and were not entitled to receive dividends or dividend equivalents. Dividend equivalents were generally credited to holders of PSU's at the same rate as dividends are paid on our common stock (if and when such dividends are paid), but were only paid for PSU's that vest and become shares of our common stock. PSU's were not able to be sold, assigned, transferred, pledged or otherwise encumbered until they vested.
For the nine months ended September 30, 2019, the Compensation Committee of the Board of Directors approved share-based payment awards with a total grant date fair value of $31.4 million, as follows:

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
Summary of Outstanding Share-Based Payment Awards—For the nine months ended September 30, 2019, changes to the number of outstanding RSU’s, PSU’s, and restricted shares were as follows (in thousands):

	Restricted Shares, RSU's and PSU's	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,852	$39.12
Granted	780	$40.20
Vested	(748)	$30.45
Canceled	(201)	$32.31
Outstanding at September 30, 2019	1,683	$44.55

As of September 30, 2019, 5.9 million shares were available for future awards issued pursuant to the new Equity Plan. The aggregate fair value of RSU’s and PSU's that vested during the nine months ended September 30, 2019 and 2018 was $29.9 million and $26.9 million, respectively, based on the closing stock price on the dates the shares vested.
Directors Stock Plan—Common stock was issued quarterly under the Sotheby’s Stock Compensation Plan for Non-Employee Directors (as amended and restated, the “Directors Stock Plan”). Directors were able to elect to receive this compensation in the form of deferred stock units ("DSU's"), which was credited in an amount that is equal to the number of shares of common stock the director otherwise would have received. The number of shares of common stock awarded was calculated using the closing price of the common stock on the New York Stock Exchange on the business day immediately prior to the quarterly grant date. Deferred stock units were held until a director’s termination of service, at which time the units were settled on a one-for-one basis in shares of our common stock on the first day of the calendar month following the date of termination. For the three months ended September 30, 2019 and 2018, we recognized $0.4 million and $0.3 million, respectively, within General and Administrative Expenses in our Condensed Consolidated Statements of Operations related to common stock shares awarded under the Directors Stock Plan. For the nine months ended September 30, 2019 and 2018, such expense was $1.1 million and $0.9 million, respectively. As of September 30, 2019, 209,046 deferred stock units were outstanding under the Directors Stock Plan and 64,900 units were available for future issuance. (See Note 22 for information related to our merger with BidFair MergeRight Inc., as well as the impact of the merger on outstanding DSU's.)
19. (Loss) Earnings Per Share
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
Diluted (loss) earnings per share—Diluted (loss) earnings per share attributable to Sotheby's common shareholders is computed in a similar manner to basic loss per share under the two-class method, using the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding during the period. Our potential common shares principally include unvested performance share units held by employees, unvested restricted stock units that do not have non-forfeitable rights to dividends, and deferred stock units held by members of our previous Board of Directors. (See Note 18 for information on our share-based payment programs.)

The table below summarizes the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Basic:
Numerator:
Net (loss) income attributable to Sotheby’s	$(53,359)	$(27,838)	$(3,424)	$22,922
Less: Net income attributable to participating securities	—	—	—	344
Net (loss) income attributable to Sotheby’s common shareholders	$(53,359)	$(27,838)	$(3,424)	$22,578
Denominator:
Weighted average common shares outstanding	46,616	50,927	46,551	51,724
Basic (loss) earnings per share - Sotheby’s common shareholders	$(1.14)	$(0.55)	$(0.07)	$0.44
Diluted:
Numerator:
Net (loss) income attributable to Sotheby’s	$(53,359)	$(27,838)	(3,424)	$22,922
Less: Net income attributable to participating securities	—	—	—	344
Net (loss) income attributable to Sotheby’s common shareholders	$(53,359)	$(27,838)	$(3,424)	$22,578
Denominator:
Weighted average common shares outstanding	46,616	50,927	46,551	51,724
Weighted average effect of dilutive potential common shares:
Performance share units	—	—	—	138
Deferred stock units	—	—	—	174
Weighted average dilutive potential common shares outstanding	—	—	—	312
Weighted average diluted shares outstanding	46,616	50,927	46,551	52,036
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(1.14)	$(0.55)	$(0.07)	$0.43

For the three and nine months ended ended September 30, 2019 and the three months ended September 30, 2018, approximately 2 million potential common shares related to share-based payments were excluded from the computation of diluted loss per share because their inclusion in the computation would be anti-dilutive in a loss period. For the nine months ended September 30, 2018, approximately 1 million potential common shares related to share-based payments were excluded from the computation of diluted loss per share because the financial performance or stock price targets inherent in such awards were not achieved as of their respective balance sheet dates.

20. Restructuring Charges
Beginning in the second quarter of 2018, we implemented a restructuring plan with the principal goal of reducing headcount through the elimination of certain Agency segment and corporate level positions (the "2018 Restructuring Plan"). The 2018 Restructuring Plan was completed in the fourth quarter of 2018. For the three and nine months ended September 30, 2018, we recognized $3.8 million and $5.9 million, respectively, of restructuring charges associated with the 2018 Restructuring Plan, which are almost entirely attributable to severance-related costs. The remaining restructuring liability of $0.8 million as of September 30, 2019 is recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability is expected to be substantially settled through cash payments to be made in the fourth quarter of 2019.
21. Related Party Transactions
From time-to-time, in the ordinary course of business, related parties, such as members of the Board of Directors and management, buy and sell property at our auctions or through private sales.
For the three and nine months ended September 30, 2019, our Condensed Consolidated Statements of Operations include Agency Commissions and Fees of $0.2 million and $1.7 million, respectively, attributable to transactions with related parties. For the three and nine months ended September 30, 2018, our Condensed Consolidated Statements of Operations include Agency Commissions and Fees of $0.1 million and $3.4 million, respectively, attributable to transactions with related parties. For the nine months ended September 30, 2018, our Condensed Consolidated Statements of Operations include Inventory Sales (and related cost of sales) of $5.3 million attributable to transactions with related parties.
As of September 30, 2019 and 2018, Accounts Receivable included amounts due from related party purchasers of $0.1 million. As of September 30, 2019, December 31, 2018, and September 30, 2018, Client Payables included amounts owed to related party consignors totaling $0.4 million, $4.3 million, and $0.5 million, respectively.
22. Merger
Overview—On June 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BidFair USA Inc. (formerly a limited liability company known as BidFair USA LLC) (“Parent”) and BidFair MergeRight Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Merger Sub”). On October 3, 2019 (the “Effective Time”), the Company completed the transactions contemplated by the Merger Agreement, and Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Parent (the “Merger”). Parent and Merger Sub are entities that are controlled by Patrick Drahi.
At the Effective Time, each share of common stock, $0.01 par value, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned by the Company, Parent, Merger Sub, or any of their respective direct or indirect wholly-owned subsidiaries or any other affiliate of Parent, was converted into the right to receive $57.00 in cash, without interest (the “Merger Consideration”). The aggregate cash consideration paid to Company stockholders upon the closing of the Merger was approximately $2.6 billion. As of November 8, 2019, 488,926 shares of Company Common Stock that were subject to a now withdrawn demand for appraisal rights under Delaware law remained outstanding. The holders of these shares will be paid $27.9 million in respect of the Merger Consideration in the fourth quarter of 2019.
At the Effective Time, each outstanding deferred stock unit of the Company (a “Company DSU”) under the Company’s Stock Compensation Plan for Non-Employee Directors was canceled and converted into the right to receive (without interest and subject to any applicable withholding tax), an amount in cash equal to the number of shares of Company Common Stock underlying such Company DSU multiplied by the Merger Consideration. The amount owed in relation to Company DSUs totaled $11.9 million and was paid to the respective holders on October 11, 2019.
At the Effective Time, each outstanding performance share unit (a “Company PSU”) that is subject to performance conditions based on the price of a share of Company Common Stock (a “Company Share Price PSU”) under the Company’s incentive plans was canceled and converted into the right to receive an amount in cash (without interest and subject to any applicable withholding tax) equal to the number of shares of Company Common Stock earned in accordance with the terms and conditions set forth in the award agreement as reasonably determined by the Compensation Committee multiplied by the Merger Consideration. The amount owed in relation to Company Share Price PSUs totaled $2.9 million and was paid to the holder on October 15, 2019.

At the Effective Time, each outstanding performance cash unit (a “Company PCU”) under the Company’s incentive plans was canceled, extinguished and converted into an award (each, a “Converted PCU”) representing the right to receive an amount in cash (without interest and subject to any applicable withholding tax) equal in value to the number of shares of Company Common Stock represented by Company PCUs deemed earned as of immediately prior to the Effective Time (125% of target for Company PCUs with a performance period ending on December 31, 2019, 100% of target for Company PCUs with a performance period ending on December 31, 2020 and 100% of target for Company PCUs with a performance period ending on December 31, 2021) multiplied by the Merger Consideration. The amount owed by the Company in relation to Converted PCUs is approximately $1 million.
At the Effective Time, each outstanding Company PSU (other than a Company Share Price PSU) under the Company’s incentive plans was canceled, extinguished and converted into an award (each, a “Converted PSU”) representing the right to receive an amount in cash (without interest and subject to any applicable withholding tax) equal in value to the number of Company PSUs deemed earned as of immediately prior to the Effective Time (125% of target for Company PSUs with a performance period ending on December 31, 2019, 100% of target for Company PSUs with a performance period ending on December 31, 2020 and 100% of target for Company PSUs with a performance period ending on December 31, 2021) multiplied by the Merger Consideration. The amount owed by the Company in relation to Converted PSUs is approximately $51 million.
At the Effective Time, each outstanding restricted cash unit subject only to service-based vesting conditions (a “Company RCU”) under the Company’s incentive plans was canceled, extinguished and converted into an award (each, a “Converted RCU”) representing the right to receive an amount in cash (without interest and subject to any applicable withholding tax) equal to the number of shares of Company Common Stock represented by such Company RCU as of immediately prior to the Effective Time multiplied by the Merger Consideration. The amount owed by the Company in relation to Converted RCUs is approximately $3 million.
At the Effective Time, each outstanding restricted stock unit subject only to service-based vesting conditions (a “Company RSU”) under the Company’s incentive plans was canceled, extinguished and converted into an award (each, a “Converted RSU”) representing the right to receive an amount in cash (without interest and subject to any applicable withholding tax) equal to the number of shares of Company Common Stock underlying such Company RSU as of immediately prior to the Effective Time multiplied by the Merger Consideration. The amount owed by the Company in relation to Converted RSUs is approximately $45 million.
Each Converted PCU, Converted PSU (other than each Company Share PSU), Converted RCU and Converted RSU will (A) vest and settle on terms (including acceleration events but excluding any performance-based vesting conditions, if applicable) as were applicable to the corresponding Company equity award immediately prior to the Effective Time and (B) vest in full to the extent the holder of a converted award is subject to a qualifying termination of employment during the twenty-four (24) month period following the closing, with such converted award settled in cash as soon as practicable, but in no event later than ten (10) business days, following such qualifying termination, or such later time as required to comply with Section 409A of the Internal Revenue Code of 1986. The Company Share PSUs have already vested and were paid out as set forth above. (See Note 18 for a summary of the terms and conditions of the Company's share-based payment arrangements.)
In connection with the Merger, Merger Sub (i) issued $600 million principal amount of 7.375% senior secured notes due 2027 (the “2027 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and (ii) entered into a credit agreement dated as of October 2, 2019, between Merger Sub, inter alios, certain lenders party thereto and BNP Paribas, as administrative agent, and Deutsche Bank Trust Company Americas, as the collateral agent (the “Agent”), (the “New Credit Facilities Agreement”). The 2027 Notes were issued pursuant to an indenture dated as of October 2, 2019, between Merger Sub and Deutsche Bank Trust Company Americas, as trustee, paying agent, transfer agent, registrar, and notes collateral agent (the “Indenture”). The proceeds from the issuance of the 2027 Notes were used to fund a portion of the Merger Consideration ($345 million) and to repay a portion of the outstanding revolving credit facility borrowings under the JPMorgan Chase Credit Agreement ($255 million) (see Note 9).
As of the Effective Time, the 2027 Notes and the New Credit Facilities (as defined below) became obligations of the Company, and the Company entered into a supplemental indenture to the Indenture (the “Target Supplemental Indenture”). Each existing material wholly-owned direct or indirect subsidiary of the Company that is organized in the U.S. (the “Initial U.S. Guarantors”) is a guarantor under the Indenture and the New Credit Facilities Agreement and, each existing material wholly-owned direct or indirect subsidiary of the Company that is organized in England and Wales, Luxembourg or Hong Kong (the “Initial Non-U.S. Guarantors”) will become a guarantor under the Indenture and the New Credit Facilities Agreement within 90 days after the Effective Time.

Also in connection with the Merger, the Company entered into transactions to transfer Sotheby's Financial Services, Inc. and its wholly-owned subsidiaries to its parent, BidFair USA Inc. (the “SFS Business Transfer”). Following the SFS Business Transfer, the receivables related to the SFS loan portfolio (including those held by indirect wholly-owned subsidiaries of the Company) were transferred to a bankruptcy remote subsidiary (the "SFS Subsidiary") formed by Sotheby’s Financial Services, Inc. (the “SFS Portfolio Transfer”) and Sotheby’s Financial Services, Inc. was engaged to continue to service the portfolio of loans. The SFS Portfolio Transfer is being financed with a loan of up to $1 billion (the "SFS Loan") extended to the SFS Subsidiary pursuant to a loan agreement between the SFS Subsidiary and BNP Paribas, as administrative agent for the lenders party to such loan agreement (the "SFS Loan Agreement"). Approximately $834 million of the SFS loan was drawn on October 2, 2019 and was used to fund a portion of the Merger Consideration. The SFS Loan Agreement permits additional draws on the SFS Loan through January 31, 2020 to provide financing for the purchase of additional loan receivables by the SFS Subsidiary, and we expect to receive commitments for additional funding for loans made subsequent to January 31, 2020. The SFS Loan has a maturity date of the later of December 31, 2020 or the final maturity date of the last loan included in the SFS Portfolio Transfer. The obligations of the SFS Subsidiary under the SFS Loan are secured by the receivables and associated rights acquired in conjunction with the SFS Portfolio Transfer. The Company has provided a guarantee of the SFS Subsidiary's obligations under the SFS Loan of up to $150 million that is supported by standby letters of credit under the New Credit Facilities.
Further in connection with the Merger, the Company entered into a transaction to transfer 1334 York, LLC (the owner of the York Property) to BidFair Property Holdings Inc., a Delaware corporation and a subsidiary of BidFair USA Inc. (the “York Property Transfer”). In conjunction with the York Property Transfer, 1334 York, LLC and BidFair Property Holdings Inc. entered into a $450 million asset bridge loan (the "Asset Sale Bridge Facility"), the proceeds of which were used to repay the York Property Mortgage ($249 million) and to repay a portion of the outstanding revolving credit facility borrowings under the JPMorgan Chase Credit Agreement ($201 million). The Asset Sale Bridge Facility will terminate one year following the Effective Time, subject to the right of the borrowers to extend the maturity date by six months solely conditioned upon payment of an extension fee without any further consent of the lender. The Asset Sale Bridge Facility is expected to be refinanced or extended at its maturity. In addition, as soon as commercially practical after the completion of the Merger, the Company also intends to transfer to BidFair Property Holdings Inc. the real estate holdings that collectively house its London main salesrooms, exhibition spaces, and administrative offices (the "London Properties") (the "London Properties Transfer"). Upon the completion of the York Property Transfer and the London Properties Transfer, the Company will enter into long-term, arms-length lease agreements with BidFair Property Holdings Inc. in respect of the York Property and the London Properties. (See Note 9 for information related to the York Property Mortgage and the JPMorgan Chase Credit Agreement.)
The foregoing description of the Merger Agreement and the Merger is not complete and is subject to and entirely qualified by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2019.
(See the captioned sections below for information related to the 2027 Notes and the New Credit Facilities Agreement.)
2027 Notes—As discussed above, in connection with the Merger, Merger Sub issued $600 million principal amount of senior secured notes due 2027 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. As of the Effective Time, the 2027 Notes became obligations of the Company. The 2027 Notes bear interest at a rate of 7.375% per annum and mature on October 15, 2027. Interest on the 2027 Notes will be payable semi-annually in arrears on June 1 and December 1 of each year, starting in June 2020.
The 2027 Notes rank equally in right of payment with any existing or future indebtedness of the Company that is not subordinated in right of payment to the 2027 Notes, including the Company’s obligations under the New Credit Facilities. The Notes rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are effectively subordinated to any of the Company’s existing and future indebtedness that is secured by property or assets that do not secure the 2027 Notes, to the extent of the value of such property and assets securing such indebtedness. In addition, the 2027 Notes are structurally subordinated to the existing and future liabilities of the Company’s subsidiaries that do not guarantee the 2027 Notes. The 2027 Notes are guaranteed on a senior secured basis (the “Guarantees”) jointly and severally by BidFair Holdings Inc., a Delaware corporation and wholly owned subsidiary of Parent (“BidFair”), and each of Company’s existing and future material wholly-owned restricted subsidiaries organized in the U.S., and within 90 days following the Effective Time, will be guaranteed by wholly-owned subsidiaries organized in England and Wales, Luxembourg and Hong Kong that guarantee the New Credit Facilities or that guarantee certain of its other indebtedness or certain indebtedness of a guarantor (subject to certain exceptions) (collectively, the “Subsidiary Guarantors”, and together with BidFair, the “Guarantors”). The Guarantees will rank equally in right of payment to the existing and future senior indebtedness of the Guarantors, including the 2025 Notes and the New Credit Facilities, and rank senior in right of payment to any existing and future subordinated obligations of the Guarantors.

The Company may redeem some or all of the 2027 Notes at any time on or after October 15, 2022, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Company may also redeem up to 40% of the 2027 Notes using the proceeds of certain equity offerings before October 15, 2022, at a redemption price equal to 107.375%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to October 15, 2022, the Company may redeem some or all of the 2027 Notes, at a price equal to 100% of the principal amount thereof, plus a “make whole” premium specified in the Indenture plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
The Indenture contains certain covenants and agreements, including limitations on the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness, (ii) make investments or other restricted payments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem its capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances, and (viii) engage in mergers or consolidations, in each case subject to certain exceptions. The Indenture also contains certain customary events of default. If an event of default occurs, the obligations under the 2027 Notes and the Indenture may be accelerated.
New Credit Facilities—The New Credit Facilities Agreement provides (i) U.S. dollar-denominated term loans in an aggregate principal amount of up to $500 million available in up to two drawings (the “New Term Loan Facility”); and (ii) U.S. dollar-denominated revolving loan commitments in an aggregate principal amount of $400 million (the “New Revolving Credit Facility,” and together with the New Term Loan Facility, the “New Credit Facilities”). The New Term Loan Facility will mature in January 2027, and the New Revolving Credit Facility will mature in October 2024. Capitalized terms used under this heading and not otherwise defined herein shall have the meanings given to them in the New Credit Facilities Agreement.
The New Credit Facilities Agreement also permits the Company to request revolving loans, swing line loans or letters of credit from the revolving lenders thereunder, from time to time from and after the initial funding date under the New Credit Facilities (the “New Term Loan Facility Funding Date”) and prior to the date that is five years from the Effective Time.
Loans comprising each Eurodollar Borrowing or ABR Borrowing, as applicable, shall bear interest at a rate per annum equal to the Adjusted LIBO Rate or the Alternate Base Rate ("ABR"), as applicable, plus an Applicable Margin, where the Applicable Margin means (i) in respect of term loans (x) with respect to any ABR Loan, 4.5% per annum and (y) with respect to any Eurodollar Loan, 5.5% per annum, and (ii) in respect of revolving credit loans (x) with respect to any ABR Loan, 2.75% per annum and (y) with respect to any Eurodollar Loan, 3.75% per annum.
The New Credit Facilities Agreement requires the Company to prepay outstanding term loans under the New Term Loan Facility, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) commencing with the fiscal year ending 2020, a pari ratable share (based on the outstanding principal amount of the term loans under the New Credit Facilities divided by the outstanding principal amount of all pari passu indebtedness (including the term loans under the New Credit Facilities)) of 50% of the Company’s annual excess cash flow, which will be reduced to (x) 25% if the Consolidated Net Leverage Ratio is less than or equal to 4.50 to 1.00 and greater than 3.75 to 1.00, and (y) 0% if the Consolidated Net Leverage Ratio is less than or equal to 3.75 to 1.00 and subject to other customary deductions.
Voluntary prepayments of the loans under the New Term Loan Facility are permitted; however, any prepayments on or prior to the 12-month anniversary of the New Term Loan Facility Funding Date which are either (x) in connection with a Repricing Transaction or (y) effect any amendment of the New Credit Facility resulting in a Repricing Transaction, are subject to a call premium payable to the administrative agent on behalf of the lenders of, in the case of (x) 1.00% of the principal amount of the New Term Loan Facility so repaid and in the case of (y) a payment equal to 1.00% of the aggregate amount of the New Term Loan Facility subject to such Repricing Transaction.
Beginning on January 15, 2020, the Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans borrowed under the New Term Loan Facility, with the balance expected to be due on the January 2027 maturity date. As of November 9, 2019, the aggregate principal amount outstanding under the New Term Loan facility was $467 million, consisting of (i) $96 million drawn to repay a portion of the outstanding revolving credit facility borrowings under the JPMorgan Chase Credit Agreement ($14 million) and to fund a portion of the transaction costs associated with the Merger, including debt issuance costs associated with the 2027 Notes, and (ii) $370 million drawn to fund the Change of Control Tender Offer and a portion of the transaction costs associated with the Merger. As of November 8, 2019, outstanding borrowings under the New Revolving Credit Facility were $145 million and the available borrowing capacity was $105 million.
.

The obligations of the Company under the New Credit Facilities (i) are guaranteed, on a senior basis, by the Initial U.S. Guarantors; and (ii) will be guaranteed, on a senior basis, within 90 business days following the Effective Time, by the Initial Non-U.S. Guarantors (or, in each case, such later date as may be reasonably agreed by the Company and the Agent and pursuant to arrangements to be mutually agreed by the Company and the Agent). In addition, the New Credit Facilities will be guaranteed by each future material wholly-owned restricted subsidiary of the Company that is organized in the U.S., England and Wales, Luxembourg and Hong Kong, subject to certain limitations set forth in the New Credit Facilities documentation.
The obligations of the Company under the New Credit Facilities are secured by (a) first-priority security interests in substantially all of the collateral of the Subsidiary Guarantors (other than any Subsidiary Guarantor incorporated in Luxembourg (“Luxembourg Guarantor”)) and the Company (other than any real estate, SFS-related notes receivable, and subject to certain other exceptions) which secured the Company's obligations under the JPMorgan Chase Credit Agreement (see Note 9), (b) without limiting clause (a) above, all of the equity interests (i) of the Company held by BidFair and (ii) of any Subsidiary Guarantor incorporated in the U.S., England and Wales, Luxembourg and Hong Kong held by any Luxembourg Guarantor and (c) without limiting clause (a) above, any intercompany loans (i) from BidFair to the Company and (ii) from any Luxembourg Guarantor to any other Restricted Subsidiary (together, the “Senior Credit Facilities Collateral”), provided that such Senior Credit Facilities Collateral shall be required to be delivered or provided in the case of any Initial Non-U.S. Guarantor or in the case of any Initial U.S. Guarantor with respect to assets located outside the U.S. (if any) that are required to be pledged by such Initial U.S. Guarantor, subject to certain agreed security principles, within 90 days after the Effective Time (or, in each case, such later date as may be reasonably agreed by the Company and the Agent and pursuant to arrangements to be mutually agreed by the Company and the Agent).
The New Credit Facilities Agreement includes negative covenants that substantially reflect the covenants contained in the Indenture governing the 2027 Notes and, subject to certain significant exceptions and qualifications, will limit the Company’s ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional Indebtedness, (ii) make investments or other restricted payments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem the Company’s capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and (viii) engage in mergers or consolidations. The New Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the New Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of the Company and its restricted subsidiaries of 6.50 to 1.0. The financial covenant will be tested on the last day of any fiscal quarter (commencing on March 31, 2020) but solely for the purpose of the New Revolving Credit Facility only if on such day the outstanding borrowings under the New Revolving Credit Facility (other than cash collateralized or undrawn letters of credit) exceed 40% of the total commitments under the New Revolving Credit Facility.
The New Credit Facilities Agreement also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the New Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor, subject to the Intercreditor Agreement.
The foregoing description of the Merger Agreement is qualified in its entirety by the full text of the Merger Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2019. For additional information regarding the Merger, please also refer to our Definitive Proxy Statement filed with the SEC on August 7, 2019. as well as our Current Report on Form 8-K filed with the SEC on October 3, 2019, announcing the consummation of the Merger.
The foregoing description of the 2027 Notes is qualified in its entirety by the full text of the Indenture, which is attached as Exhibit 10.2 to this Form 10-Q. The foregoing description of the New Revolving Credit Facility and New Term Loan Facility is qualified in its entirety by the full text of the agreement for these debt arrangements, which is attached as Exhibit 10.1 to this Form 10-Q. For additional information regarding the 2027 Notes, the New Revolving Credit Facility, and the New Term Loan Facility, see our Current Report on Form 8-K filed with the SEC on October 3, 2019, announcing the consummation of the Merger.

Management Changes—In connection with the consummation of the Merger, all of the members of the Board of Directors of the Company immediately prior to the Effective Time ceased to be directors of the Company at the Effective Time, and Jean-Luc Berrebi became the sole director of the Company. In addition, as of the Effective Time and in connection with the Merger, Michael Goss left his position as Chief Financial Officer of the Company, and Jean-Luc Berrebi was appointed as Chief Financial Officer and Chief Operating Officer of the Company as of the Effective Date. Mr. Goss' departure qualifies as a termination other than for “cause” in connection with a change-in-control for purposes of the Company's Executive Severance Plan, and he has received severance in accordance therewith, with his outstanding equity awards treated in accordance with the Merger Agreement, in each case, as described in the definitive merger proxy statement filed by the Company on August 7, 2019.
On October 28, 2019, the Company announced that, effective immediately, Thomas S. Smith, Jr. stepped down from his position as President and Chief Executive Officer of the Company. Mr. Smith’s departure qualifies as a termination other than for “cause” in connection with a change-in-control for purposes of his Employment Agreement, dated March 13, 2015, with the Company. and he will receive severance in accordance therewith, with his outstanding equity awards treated in accordance with the Merger Agreement, in each case, as described in the definitive merger proxy statement filed by the Company on August 7, 2019.
In connection with the departure of Mr. Smith, the Company announced that effective immediately, Charles F. Stewart became Chief Executive Officer of the Company.
Merger-Related Expenses—For the three and nine months ended September 30, 2019, the Company incurred $4.7 million and $10.4 million, respectively, in financial advisory and legal fees related to the Merger, which are reflected in its Condensed Consolidated Statements of Operations within Merger-Related Expenses. Upon completion of the Merger, on October 3, 2019, the Company incurred approximately $38 million in success-based financial advisory fees, which will be recognized in the fourth quarter of 2019.
23. Accounting Standards Not Yet Adopted
Credit Losses—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. For all other entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020. We are currently assessing the adoption of ASU 2016-13 and its potential impact on our financial statements.
Consolidation—In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for VIE's, which, among other things, addresses fees paid to decision makers and related party service providers. For public business entities, ASU 2018-17 is effective for fiscal years beginning after December 15, 2019. For all other entities, ASU 2018-17 is effective for fiscal years beginning after December 15, 2020. We are currently assessing the adoption of ASU 2018-17 and its potential impact on our financial statements.

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
As of September 30, 2019, our operations were organized under two segments—the Agency segment and the Finance segment, which does business, and is referred to in this report, as Sotheby’s Financial Services (“SFS”). The Agency segment earns commissions and fees by acting as agent for clients wishing to sell their artworks through the auction or private sale process. To a much lesser extent, the Agency segment also earns revenues from the sale of artworks that are owned by Sotheby's. SFS earns interest income and associated fees through art-related financing activities by making loans that are secured by works of art. Art Agency, Partners (“AAP”), which was acquired on January 11, 2016 and through which we offer art advisory services, provides art collectors with strategic guidance on collection identity and development, acquisitions, and short and long-term planning, and provides advice to artists and artists' estates. In addition, from time-to-time, AAP brokers private art sales for its advisory clients. Our advisory services are classified within All Other for segment reporting purposes, along with our retail wine business and brand licensing activities, and the results from certain equity method investments.
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
Merger
On June 16, 2019, the Company entered into an Agreement and Plan of Merger with BidFair USA Inc. (formerly a limited liability company known as BidFair USA LLC) and BidFair MergeRight Inc., a Delaware corporation and a wholly owned indirect subsidiary of BidFair USA Inc. On October 3, 2019, the Company completed the transactions contemplated by the Agreement and Plan of Merger, and BidFair MergeRight Inc. merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned indirect subsidiary of BidFair USA Inc. BidFair USA Inc. Parent and BidFair MergeRight Inc. are entities that are controlled by Patrick Drahi.
(See Note 22 of Notes to Condensed Consolidated Financial Statements and "Liquidity and Capital Resources" for additional information related to our merger with BidFair MergeRight Inc., as well as the concurrent transfers of Sotheby's Financial Services, Inc. to BidFair USA Inc. and 1334 York LLC (the owner of our headquarters building at 1334 York Avenue in New York, the "York Property") to BidFair Property Holdings Inc., a subsidiary of BidFair USA Inc. Upon completion of those transfers, the Company no longer owned SFS, Inc. and 1334 York LLC.

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
In quarterly reporting periods, the comparison of our results between reporting periods can be significantly influenced by a number of factors, such as changes in the timing of when certain auctions occur, the level of non-recurring single-owner auction sale events, the level and timing of individually negotiated private sale transactions, and changes in certain accounting estimates that rely upon forecasted results such as variable incentive and share-based compensation expense and our estimated annual effective income tax rate. Accordingly, when evaluating our performance, we believe that bond holders should also consider results for rolling six and twelve month periods, which better reflect the business cycle of the global art auction market.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
Overview—For the three months ended September 30, 2019, we reported a net loss of ($53.4) million, compared to a net loss of ($27.8) million in the same period of the prior year, representing a $25.5 million (92%) increase between the two periods. The comparison to the prior year is unfavorably impacted by a change in the timing of the Modern and Contemporary Art Evening sales and certain Wine sales in Hong Kong, which were held in the fourth quarter of 2019 after occurring in third quarter of 2018, when they totaled $175 million in Net Auction Sales and contributed approximately $27 million in auction revenues. The same sales totaled $143 million in Net Auction Sales and contributed $29 million in auction revenues in the fourth quarter of 2019. Also unfavorably impacting the comparison to the prior year period are higher operating expenses.
For the nine months ended September 30, 2019, we reported a net loss of ($3.4) million, compared to net income of $22.9 million in the prior year. After excluding certain items, Adjusted Net Income* for the nine months ended September 30, 2019 was $14.3 million, a $27.8 million decrease from the prior year when we reported Adjusted Net Income* of $42.2 million. The comparison of year-to-date results to the prior year is unfavorably impacted by the timing of the Hong Kong sales noted in the discussion of third quarter results of above and higher operating expenses. These factors are partially offset by a significant increase in Auction Commission Margin and an improvement in auction guarantee performance, both of which were adversely impacted in 2018 by certain unique high value, low margin sales that were not repeated in the current year, and the growth in the SFS loan portfolio and lower level of inventory writedowns.
Consolidated Financial Data Table—The following tables present a summary of our consolidated results of operations and related statistical metrics for the three and nine months ended September 30, 2019 and 2018, as well as a comparison between the current and prior year periods (in thousands, except per share data):

____________________
2 Represents the total hammer (sale) price of property sold at auction, excluding amounts related to the sale of our inventory at auction, which are reported within inventory sales.
* See "Non-GAAP Financial Measures" below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP amount.

			Variance
Three Months Ended September 30,	2019	2018	$ / %	%
Revenues:
Agency commissions and fees	$65,850	$96,721	$(30,871)	(32%)
Inventory sales	6,953	6,498	455	7%
Finance	15,657	11,423	4,234	37%
Other	4,474	4,519	(45)	(1%)
Total revenues	92,934	119,161	(26,227)	(22%)
Expenses:
Agency direct costs	15,847	19,622	(3,775)	(19%)
Cost of inventory sales	7,425	6,322	1,103	17%
Marketing	7,008	4,824	2,184	45%
Salaries and related (b)	69,260	67,274	1,986	3%
General and administrative	44,612	42,291	2,321	5%
Depreciation and amortization	7,980	5,714	2,266	40%
Merger-related expenses	4,735	—	4,735	N/A
Restructuring charges, net	(38)	3,781	(3,819)	N/A
Total expenses	156,829	149,828	7,001	5%
Operating loss	(63,895)	(30,667)	(33,228)	*
Net interest expense (c)	(12,295)	(9,582)	(2,713)	(28%)
Non-operating income	1,153	3,172	(2,019)	(64%)
Loss before taxes	(75,037)	(37,077)	(37,960)	*
Income tax benefit	(21,144)	(7,759)	(13,385)	*
Equity in earnings of investees	531	1,476	(945)	(64%)
Net loss	(53,362)	(27,842)	(25,520)	(92%)
Less: Net loss attributable to noncontrolling interest	(3)	(4)	1	25%
Net loss attributable to Sotheby's	$(53,359)	$(27,838)	$(25,521)	(92%)
Diluted loss per share - Sotheby’s common shareholders	$(1.14)	$(0.55)	$(0.59)	*
Statistical Metrics:
Aggregate Auction Sales (d)	$268,944	$449,044	$(180,100)	(40%)
Net Auction Sales (e)	$219,626	$373,152	$(153,526)	(41%)
Private Sales (f)	$105,102	$132,752	$(27,650)	(21%)
Consolidated Sales (g)	$380,999	$588,294	$(207,295)	(35%)
Effective income tax rate	(28.2%)	(20.9%)	(7.3%)	N/A
Non-GAAP Financial Measures:
Adjusted Operating Loss (h)	$(59,198)	$(26,886)	$(32,312)	*
Adjusted Net Loss (h)	$(48,778)	$(20,822)	$(27,956)	*
Adjusted Diluted Loss Per Share (h)	$(1.04)	$(0.41)	$(0.63)	*
EBITDA (h)	$(54,228)	$(20,301)	$(33,927)	*
Adjusted EBITDA (h)	$(49,531)	$(16,520)	$(33,011)	*

			Variance
Nine Months Ended September 30,	2019	2018	$ / %	%
Revenues:
Agency commissions and fees	$535,661	$553,126	$(17,465)	(3%)
Inventory sales	33,978	62,840	(28,862)	(46%)
Finance	44,771	30,945	13,826	45%
Other	13,767	13,682	85	1%
Total revenues	628,177	660,593	(32,416)	(5%)
Expenses:
Agency direct costs	121,484	114,344	7,140	6%
Cost of inventory sales	29,926	64,731	(34,805)	(54%)
Cost of finance revenues (a)	—	4,056	(4,056)	(100%)
Marketing	19,462	16,822	2,640	16%
Salaries and related (b)	256,506	242,711	13,795	6%
General and administrative	139,721	131,775	7,946	6%
Depreciation and amortization	23,600	20,157	3,443	17%
Merger-related expenses	10,445	—	10,445	N/A
Restructuring charges, net	(88)	5,927	(6,015)	N/A
Total expenses	601,056	600,523	533	—%
Operating income	27,121	60,070	(32,949)	(55%)
Net interest expense (c)	(38,479)	(26,942)	(11,537)	(43%)
Write-off of credit facility fees	—	(3,982)	3,982	100%
Extinguishment of debt	—	(10,855)	10,855	100%
Non-operating income	4,688	7,045	(2,357)	(33%)
(Loss) income before taxes	(6,670)	25,336	(32,006)	N/A
Income tax expense	(322)	5,943	(6,265)	N/A
Equity in earnings of investees	2,912	3,516	(604)	(17%)
Net (loss) income	(3,436)	22,909	(26,345)	N/A
Less: Net loss attributable to noncontrolling interest	(12)	(13)	1	8%
Net (loss) income attributable to Sotheby's	$(3,424)	$22,922	$(26,346)	N/A
Diluted (loss) earnings per share - Sotheby’s common shareholders	$(0.07)	$0.43	$(0.50)	N/A
Statistical Metrics:
Aggregate Auction Sales (d)	$2,847,879	$3,303,255	$(455,376)	(14%)
Net Auction Sales (e)	$2,364,833	$2,771,953	$(407,120)	(15%)
Private Sales (f)	$616,444	$675,400	$(58,956)	(9%)
Consolidated Sales (g)	$3,498,301	$4,041,495	$(543,194)	(13%)
Effective income tax rate	(4.8%)	23.5%	(28.3%)	N/A
Non-GAAP Financial Measures:
Adjusted Operating Income (h)	$47,702	$71,745	$(24,043)	(34%)
Adjusted Net Income (h)	$14,346	$42,191	$(27,845)	(66%)
Adjusted Diluted Earnings Per Share (h)	$0.30	$0.80	$(0.50)	(63%)
EBITDA (h)	$58,333	$75,964	$(17,631)	(23%)
Adjusted EBITDA (h)	$77,731	$99,353	$(21,622)	(22%)

Legend:
*	Represents a variance in excess of 100%.
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
Separate discussions of Agency segment and SFS results for the three and nine months ended September 30, 2019 and 2018, as well as a comparison of our indirect expenses between these periods, are presented in the captioned sections below.
(See Note 22 of Notes to Condensed Consolidated Financial Statements for additional information related to our merger with BidFair MergeRight Inc., as well as the concurrent transfer of Sotheby's Financial Services, Inc. to BidFair USA Inc. and the related transfers of certain real estate assets to BidFair Property Holdings Inc., a subsidiary of BidFair USA Inc.)
Agency Segment
Agency Segment Financial Data Table—The following tables present a summary of Agency segment income before taxes and related statistical metrics for the three and nine months ended September 30, 2019 and 2018 (in thousands):

			Variance
Three Months Ended September 30,	2019	2018	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions	$48,088	$72,734	$(24,646)	(34%)
Auction related fees, net (a)	5,786	7,685	(1,899)	(25%)
Total auction commissions and fees	53,874	80,419	(26,545)	(33%)
Private sale commissions	10,118	12,759	(2,641)	(21%)
Other Agency commissions and fees (b)	1,719	3,556	(1,837)	(52%)
Total Agency commissions and fees	65,711	96,734	(31,023)	(32%)
Inventory sales	5,237	1,580	3,657	*
Total Agency segment revenues	70,948	98,314	(27,366)	(28%)
Expenses:
Agency direct costs:
Auction direct costs	14,506	18,274	(3,768)	(21%)
Private sale expenses	1,326	1,389	(63)	(5%)
Intersegment costs (c)	2,227	1,399	828	59%
Total Agency direct costs	18,059	21,062	(3,003)	(14%)
Cost of inventory sales (d)	6,137	2,776	3,361	*
Marketing	6,963	4,719	2,244	48%
Salaries and related (e)	66,350	64,558	1,792	3%
General and administrative	42,910	40,226	2,684	7%
Depreciation and amortization	7,676	5,474	2,202	40%
Restructuring charges, net	(38)	3,781	(3,819)	N/A
Total Agency segment expenses	148,057	142,596	5,461	4%
Agency segment operating loss	(77,109)	(44,282)	(32,827)	(74%)
Net interest expense (f)	(7,513)	(7,298)	(215)	(3%)
Non-operating income	784	3,336	(2,552)	(76%)
Equity in earnings of investees	628	1,441	(813)	(56%)
Agency segment loss before taxes	$(83,210)	$(46,803)	$(36,407)	(78%)
Statistical Metrics:
Aggregate Auction Sales (g)	$268,944	$449,044	$(180,100)	(40%)
Net Auction Sales (h)	$219,626	$373,152	$(153,526)	(41%)
Items sold at auction with a hammer (sale) price greater than $1 million	27	56	(29)	(52%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$79,279	$203,804	$(124,525)	(61%)
Items sold at auction with a hammer (sale) price greater than $3 million	10	15	(5)	(33%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$51,509	$131,877	$(80,368)	(61%)
Auction Commission Margin (i)	20.9%	19.1%	1.8%	N/A
Private Sales (j)	$103,414	$132,752	$(29,338)	(22%)
Consolidated Sales (k)	$377,595	$583,376	$(205,781)	(35%)
Non-GAAP Financial Measure:
Adjusted Agency Segment Loss Before Taxes (l)	$(83,248)	$(43,022)	$(40,226)	(94%)

			Variance
Nine Months Ended September 30,	2019	2018	$ / %	%
Revenues:
Auction commissions and fees:
Auction commissions	$440,977	$462,663	$(21,686)	(5%)
Auction related fees, net (a)	34,300	25,509	8,791	34%
Total auction commissions and fees	475,277	488,172	(12,895)	(3%)
Private sale commissions	53,137	56,260	(3,123)	(6%)
Other Agency commissions and fees (b)	6,939	7,907	(968)	(12%)
Total Agency commissions and fees	535,353	552,339	(16,986)	(3%)
Inventory sales	28,036	53,153	(25,117)	(47%)
Total Agency segment revenues	563,389	605,492	(42,103)	(7%)
Expenses:
Agency direct costs:
Auction direct costs	115,914	108,839	7,075	7%
Private sale expenses	5,462	5,277	185	4%
Intersegment costs (c)	7,539	6,119	1,420	23%
Total Agency direct costs	128,915	120,235	8,680	7%
Cost of inventory sales (d)	25,539	57,724	(32,185)	(56%)
Marketing	19,165	16,496	2,669	16%
Salaries and related (e)	245,571	232,960	12,611	5%
General and administrative	133,978	125,814	8,164	6%
Depreciation and amortization	22,792	19,451	3,341	17%
Restructuring charges, net	(88)	5,302	(5,390)	N/A
Total Agency segment expenses	575,872	577,982	(2,110)	—%
Agency segment operating (loss) income	(12,483)	27,510	(39,993)	N/A
Net interest expense (f)	(23,065)	(21,711)	(1,354)	(6%)
Non-operating income	4,074	6,781	(2,707)	(40%)
Equity in earnings of investees	1,408	2,595	(1,187)	(46%)
Agency segment (loss) income before taxes	$(30,066)	$15,175	$(45,241)	N/A
Statistical Metrics:
Aggregate Auction Sales (g)	$2,847,879	$3,303,255	$(455,376)	(14%)
Net Auction Sales (h)	$2,364,833	$2,771,953	$(407,120)	(15%)
Items sold at auction with a hammer (sale) price greater than $1 million	371	400	(29)	(7%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $1 million	$1,429,597	$1,759,699	$(330,102)	(19%)
Items sold at auction with a hammer (sale) price greater than $3 million	115	132	(17)	(13%)
Total hammer (sale) price of items sold at auction with a hammer price greater than $3 million	$991,058	$1,305,609	$(314,551)	(24%)
Auction Commission Margin (i)	16.9%	15.5%	1.4%	N/A
Private Sales (j)	$614,054	$669,900	$(55,846)	(8%)
Consolidated Sales (k)	$3,489,969	$4,026,308	$(536,339)	(13%)
Non-GAAP Financial Measure:
Adjusted Agency Segment (Loss) Income Before Taxes (l)	$(20,531)	$26,225	$(46,756)	N/A

Legend:
*	Represents a change in excess of 100%.
(a)	Principally includes the net overage or shortfall attributable to auction guarantees, consignor expense recoveries, and shipping fees charged to buyers.
(b)	Principally includes commissions and fees earned in connection with art sales brokered by third parties.
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

(f)
Represents interest expense attributable to long-term debt less non-operating interest income. On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, revolving credit facility costs are no longer allocated to our segments for the purpose of measuring segment profitability. Segment results for the prior periods have been recast to reflect this change in the measurement of segment profitability.

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
For the three and nine months ended September 30, 2019, our net auction results4 decreased $22.8 million (37%) and $20 million (5%), respectively, primarily due to a lower level of Net Auction Sales, which decreased by $153.5 million (41%) and $407.1 million (15%) during the three and nine month periods, respectively. The comparison to the prior year periods is unfavorably impacted by a change in the timing of the Modern and Contemporary Art Evening sales and certain Wine sales in Hong Kong, which were held in the fourth quarter of 2019 after occurring in third quarter of 2018, when they totaled $175 million in Net Auction Sales and contributed approximately $27 million in auction revenues. The same sales totaled $143 million in Net Auction Sales and contributed $29 million in auction revenues in the fourth quarter of 2019. In addition, the decrease in Net Auction Sales for the nine months ended September 30, 2019 is also due to lower consignment levels in our Impressionist, Modern, and Contemporary Art sales in London, caused, in part, by Brexit-related uncertainties, as well as a decrease in sales of jewelry.
The lower level of Net Auction Sales for the nine months ended September 30, 2019 is partially mitigated by a significant improvement in Auction Commission Margin, from 15.5% to 16.9%. This improvement is principally due to the sale of two high value paintings in the second quarter of 2018, one of which involved the use of buyer’s premium to mitigate a loss on an auction guarantee and the other which involved an item that earned a minimal auction commission at the final hammer price. These two transactions collectively reduced our Auction Commission Margin by 1% for the nine months ended September 30, 2018. The remainder of the increase in Auction Commission Margin when compared to the prior year periods is due to a change in sales mix because, in the second quarter of 2018, the art market was driven by competitive high-value, low-margin consignments from fiduciary sources such as estates, foundations and charities.
The comparison of our net auction results to the prior year periods is also favorably influenced by improved auction guarantee performance as prior period results include a significant auction guarantee loss on a single painting (discussed above) that was not repeated in the current year.
Private Sale Results—For the three and nine months ended September 30, 2019, our net private sale results (i.e. commissions, net of related direct costs) decreased $2.6 million (23%) and $3.3 million (6%), respectively, primarily due to a lower level of transaction volume particularly with respect to higher valued property.
Inventory Activities—For the nine months ended September 30, 2019, the net result of our inventory activities (i.e., inventory sales, net of related cost of sales) improved $7.1 million, respectively, principally as a result of a lower level of inventory writedowns in the current year.

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

Sotheby's Financial Services
The tables below present a summary of SFS income before taxes and related loan portfolio metrics, as of and for the three and nine months ended September 30, 2019 and 2018 (in thousands). For the three and nine months ended September 30, 2019, SFS income before taxes increased $3 million (42%) and $7.4 million (37%), respectively, principally due to growth in the Average Loan Portfolio as the prior year portfolio balances were impacted by the reduction or settlement of certain client loans during the periods in response to then higher LIBOR rates, which made the loans more expensive to maintain. However, this reduction in the loan portfolio proved to be temporary with new significant loans funded in the fourth quarter of 2018 and continued growth throughout the first nine months of 2019. For the three months ended September 30, 2019, the impact of the increase in the Average Loan Portfolio was partially offset by retroactive interest rate decreases triggered on certain client loans in the current period.

			Variance
Three Months Ended September 30,	2019	2018	$ /%	%
Revenues:
Client paid revenues (a)	$15,657	$11,423	$4,234	37%
Intersegment revenues (b)	2,227	1,399	828	59%
Total finance revenues	17,884	12,822	5,062	39%
Expenses:
Corporate finance charge (c)	6,346	3,878	2,468	64%
Marketing	7	25	(18)	(72%)
Salaries and related (d)	782	867	(85)	(10%)
General and administrative	657	420	237	56%
Depreciation and amortization	41	29	12	41%
Total SFS expenses	7,833	5,219	2,614	50%
SFS operating income	10,051	7,603	2,448	32%
Non-operating income (loss)	98	(451)	549	N/A
SFS income before taxes	$10,149	$7,152	$2,997	42%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$851,108	$592,962	$258,146	44%
Average Loan Portfolio (f)	$787,162	$508,179	$278,983	55%
Finance Revenue Percentage (g)	9.1%	10.1%	(1.0%)	N/A
Client Paid Interest Revenue Percentage (h)	7.1%	8.0%	(0.9%)	N/A

			Variance
Nine Months Ended September 30,	2019	2018	$ /%	%
Revenues:
Client paid revenues (a)	$44,771	$30,945	$13,826	45%
Intersegment revenues (b)	7,539	6,116	1,423	23%
Total finance revenues	52,310	37,061	15,249	41%
Expenses:
Corporate finance charge (c)	18,669	11,866	6,803	57%
Marketing	54	68	(14)	(21%)
Salaries and related (d)	3,391	2,885	506	18%
General and administrative	2,215	1,314	901	69%
Depreciation and amortization	110	90	20	22%
Total SFS expenses	24,439	16,223	8,216	51%
SFS operating income	27,871	20,838	7,033	34%
Non-operating income (loss)	(161)	(555)	394	N/A
SFS income before taxes	$27,710	$20,283	$7,427	37%
Loan Portfolio Metrics:
Loan Portfolio Balance (e)	$851,108	$592,962	$258,146	44%
Average Loan Portfolio (f)	$743,738	$518,902	$224,836	43%
Finance Revenue Percentage (g)	9.4%	9.5%	(0.1%)	N/A
Client Paid Interest Revenue Percentage (h)	7.2%	7.2%	—%	N/A

Legend:
(a)	Includes client paid interest, facility fees, and collateral release fees.
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

(c)
On June 26, 2018, we refinanced our previous credit agreements, which provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The new credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. As a result of this refinancing and the concurrent elimination of the separate segment-based revolving credit facilities, beginning in the third quarter of 2018, for the purpose of measuring segment profitability, SFS receives a corporate finance charge that is calculated assuming that 85% of their loan portfolio is funded with debt. This charge is eliminated in the consolidation of Sotheby's results. Segment results for the prior year periods have been recast to reflect this change in the measurement of segment profitability.

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
(See Note 22 of Notes to Condensed Consolidated Financial Statements for information related to our merger with BidFair MergeRight Inc., as well as the concurrent transfer of Sotheby's Financial Services, Inc. to BidFair USA Inc.)

Marketing Expenses
Marketing expenses are costs related to the promotion of the Sotheby's brand and include digital and print advertising, client relationship development, Sotheby's lifestyle magazines, and certain sponsorship agreements. For the three and nine months ended September 30, 2019 and 2018, marketing expenses increased $2.2 million (45%) and $2.6 million (16%), respectively, due to costs associated with a significant non-selling exhibition that took place in the third quarter of 2019, for which there were no comparable costs in the prior year periods.
Salaries and Related Costs
For the three and nine months ended September 30, 2019 and 2018, salaries and related costs consisted of the following (in thousands):

			Variance
Three Months Ended September 30,	2019	2018	$	%
Full-time salaries	$42,190	$40,663	$1,527	4%
Incentive compensation expense	1,613	2,071	(458)	(22%)
Employee benefits and payroll taxes	11,877	11,626	251	2%
Share-based payment expense	7,212	6,736	476	7%
Other compensation expense (a)	6,368	6,178	190	3%
Total salaries and related costs	$69,260	$67,274	$1,986	3%

			Variance
Nine Months Ended September 30,	2019	2018	$	%
Full-time salaries	$127,745	$125,084	$2,661	2%
Incentive compensation expense	33,658	30,931	2,727	9%
Employee benefits and payroll taxes	44,706	42,529	2,177	5%
Share-based payment expense	22,079	21,425	654	3%
Contractual severance agreements	9,041	2,625	6,416	*
Other compensation expense (a)	19,277	20,117	(840)	(4%)
Total salaries and related costs	$256,506	$242,711	$13,795	6%
Legend:
* Represents a variance in excess of 100%.
(a) Other compensation expense typically includes the cost of temporary labor and overtime, as well as amortization expense related to certain retention-based, new-hire, and other employment arrangements.
For the three and nine months ended September 30, 2019, salaries and related costs increased $2 million (3%) and $13.8 million (6%), respectively, when compared to same periods in the prior year. The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased salaries and related costs by $1.2 million and $5.1 million, respectively. Excluding the impact of changes in foreign currency exchange rates, salaries and related costs increased $3.6 million (5%) and $19.3 million (8%) during the current three and nine month periods, respectively. See below for a detailed discussion of the significant factors impacting the comparison of the various elements of salaries and related costs between the current and prior year periods.
Full-Time Salaries—For the three and nine months ended September 30, 2019, full-time salaries increased $1.5 million (4%) and $2.7 million (2%), respectively, when compared to same periods in the prior year. The comparison to the prior year is favorably impacted by changes in foreign currency exchange rates, which decreased full-time salaries by $0.7 million and $2.6 million, respectively. Excluding the impact of changes in foreign currency exchange rates, full-time salaries increased $2.2 million (5%) and $5.3 million (4%) due to headcount and base salary increases.
Incentive Compensation—Incentive compensation consists of the accrual for annual cash incentive bonuses, as well as amounts awarded to employees for brokering certain eligible private sale and other transactions. Payments made under our annual cash incentive bonus plan are aligned with performance against Sotheby's annual financial plan. For the nine months ended September 30, 2019, incentive compensation expense increased $2.7 million (9%) principally due to improved performance against plan targets relative to the prior year.

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
For the nine months ended September 30, 2019, employee benefits and payroll taxes increased $2.2 million (5%). The comparison to the prior year-to-date period is favorably impacted by changes in foreign currency exchange rates, which decreased employee benefits and payroll taxes by $1.2 million. Excluding the impact of changes in foreign currency exchange rates, employee benefits and payroll taxes increased $3.4 million (8%). This increase is principally due to the improved performance of deemed participant investments in the DCP, which resulted in a higher level of recorded expense, and a higher level of full-time salaries. On a consolidated basis, the higher level of DCP expense is largely offset by market gains in the related trust assets, which are reflected in our Condensed Consolidated Statements of Operations within non-operating income.
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
For the three and nine months ended September 30, 2019, share-based payment expense increased $0.5 million (7%) and $0.7 million (3%), respectively, when compared to the same periods in the prior year. These increases are due to an increase in our estimate of the number of performance share units ultimately expected to vest relative to the prior year. (See Note 18 of Notes to Condensed Consolidated Financial Statements for more detailed information related to our share-based compensation programs.)
Contractual Severance Agreements—For the nine months ended September 30, 2019, we recognized $9 million in charges related to contractual severance agreements entered into with certain former employees, as compared to $2.6 million recognized for the nine months ended September 30, 2018. Included in the current year charges is $1.8 million related to the accelerated vesting and modification of certain share-based payment awards pursuant to the terms of a contractual severance agreement with a named executive officer in the second quarter of 2019. (See Note 18 of Notes to Condensed Consolidated Financial Statements.)
General and Administrative Expenses
General and administrative expenses primarily include professional fees, facilities-related expenses, and travel and entertainment costs, as well as other indirect expenses including bad debt expense. For the three and nine months ended September 30, 2019, general and administrative expenses increased $2.3 million (5%) and $7.9 million (6%) respectively, when compared to the same periods in the prior year. The comparison to the prior year periods is favorably impacted by changes in foreign currency exchange rates, which decreased general and administrative expenses by $0.7 million and $2.7 million, respectively, Excluding the impact of foreign currency exchange rate changes, general and administrative expenses increased $3 million (7%) and $10.6 million (8%), respectively.
The increase in quarter-to-date general and administrative expenses is primarily due to a charge associated with an uncollectible Agency segment loan. The increase in year-to-date general and administrative expenses is due, in part, to this charge, as well as higher spending on digital initiatives and an increase in facilities-related costs primarily a result from off-site storage and other costs related to the York Property enhancement project. The comparison to the prior year is also significantly influenced by professional fee recoveries realized in the second quarter of 2018 following the resolution of certain legal matters for which there were no comparable events in the current year. These factors are partially offset by a lower level of legal clams and client goodwill gestures. (See Note 5 of Notes to Condensed Consolidated Financial Statements for information related to the uncollectible Agency segment loan.)

As discussed in Note 22 of Notes to Condensed Consolidated Financial Statements, in connection with our merger with BidFair MergeRight Inc., the Company entered into a transaction to transfer 1334 York, LLC (the owner of 1334 York Avenue, our headquarters building in New York (the "York Property")) to BidFair Property Holdings Inc., a subsidiary of BidFair USA Inc. (the “York Property Transfer”). In addition, as soon as commercially practical after the completion of the Merger, the Company intends to transfer to BidFair Property Holdings Inc. the real estate holdings that collectively house its London main salesrooms, exhibition spaces, and administrative offices (the "London Properties") (the "London Properties Transfer"). Upon the completion of the York Property Transfer and the London Properties Transfer, the Company will enter into long-term, arms-length lease agreements with BidFair Property Holdings Inc. in respect of the York Property and the London Properties. As a result, in future periods, we anticipate that the Company will experience a significant increase in rental costs attributable to our York Property and the London Properties. (See statement on Forward Looking Statements.)
Depreciation and Amortization Expense
For the three and nine months ended September 30, 2019, depreciation and amortization expense increased $2.3 million (40%) and $3.4 million (17%), respectively, primarily due to amortization expense attributable to technology assets that have recently been placed in service. For the quarter-to-date period, the increase in depreciation expense is also attributable to York Property enhancements that were placed in into service in the second quarter of 2019. For the year-to-date period, these factors are partially offset by a lower level of accelerated depreciation expense associated with certain building improvements and other fixed assets that have been removed from service before the end of their originally estimated useful lives in connection with the York Property enhancement project.
Merger-Related Expenses
For the three and nine months ended September 30, 2019, the Company incurred $4.7 million and $10.4 million, respectively, in financial advisory and legal fees related to the Merger, which are reflected in its Condensed Consolidated Statements of Operations within Merger-Related Expenses. Upon completion of the Merger, on October 3, 2019, the Company incurred approximately $38 million in success-based financial advisory fees, which will be recognized in the fourth quarter of 2019. (See Note 22 of Notes to Condensed Consolidated Financial Statements for additional information related to our merger with BidFair MergeRight Inc.) (See statement on Forward Looking Statements.)
Restructuring Charges
Beginning in the second quarter of 2018, we implemented a restructuring plan with the principal goal of reducing headcount through the elimination of certain Agency segment and corporate level positions (the "2018 Restructuring Plan"). The 2018 Restructuring Plan was completed in the fourth quarter of 2018. For the three and nine months ended September 30, 2018, we recognized $3.8 million and $5.9 million, respectively, of restructuring charges associated with the 2018 Restructuring Plan, which are almost entirely attributable to severance-related costs. The remaining restructuring liability of $0.8 million as of September 30, 2019 is recorded on our Condensed Consolidated Balance Sheets within Accounts Payable and Accrued Liabilities. This liability is expected to be substantially settled through cash payments to be made in the fourth quarter of 2019.
Net Interest Expense
Our previous credit agreements provided for dedicated asset-based revolving credit facilities for the Agency segment and SFS. The SFS Credit Facility was used to fund a significant portion of client loans. Accordingly, any borrowing costs associated with the SFS Credit Facility were recorded within cost of finance revenues in our Condensed Consolidated Statements of Operations. In September 2017, we modified our cash management strategy in order to reduce borrowing costs by applying excess cash balances against revolving credit facility borrowings. On June 26, 2018, we refinanced our previous credit agreements. The credit agreement that was entered into in connection with this refinancing combined the Agency Credit Facility and the SFS Credit Facility into one asset-based revolving credit facility. Subsequent to the refinancing and resulting elimination of the SFS Credit Facility, the SFS loan portfolio is no longer directly funded with revolving credit facility borrowings. Accordingly, beginning in the third quarter of 2018, all borrowing costs associated with our revolving credit facility are recorded as interest expense in our Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2019, net interest expense increased $2.7 million (28%) and $11.5 million (43%), respectively, when compared to the same periods in the prior year. This increase is largely due to a higher level of revolving credit facility borrowings. For the three and nine months ended September 30, 2019, after combining the amounts recorded in cost of finance revenues and interest expense, the costs associated with our revolving credit facilities and borrowings thereunder increased $2.6 million (133%) and $7.1 million (96%), respectively. (See "Sotheby's Financial Services" above and Note 9 of Notes to Condensed Consolidated Financial Statements.)

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
Extinguishment of Debt
On December 12, 2017, we issued $400 million aggregate principal amount of 2025 Notes. The net proceeds from the issuance of the 2025 Notes were approximately $395.5 million, after deducting fees paid to the initial purchasers. On January 11, 2018, a significant portion of these proceeds were used to redeem $300 million aggregate principal amount of 2022 Notes for a redemption price of $312.3 million, which included $4.4 million of accrued interest and a call premium of $7.9 million. As a result of the redemption of the 2022 Notes, we wrote-off $3 million of related unamortized debt issuance costs, which, when combined with the $7.9 million call premium, resulted in a total loss on the extinguishment of debt of $10.9 million recognized in the first quarter of 2018.
On September 10, 2019, BidFair MergeRight Inc. made an offer to purchase (the “Change of Control Tender Offer”) any and all of the outstanding 2025 Notes in connection with and conditioned on the consummation of our merger with BidFair MergeRight Inc. The Change of Control Tender Offer offered to repurchase the $400 million 2025 Notes outstanding at 101% of the aggregate principal amount, plus accrued and unpaid interest. On October 15, 2019, as a result of the Change of Control Tender Offer, the Company repurchased $342.3 million of the 2025 Notes at redemption price of $351.3 million, which included $5.6 million of accrued interest and a call premium of $3.4 million. As a result of the partial redemption of the 2025 Notes, we will write-off $3.7 million of unamortized debt issuance costs, which, when combined with the $3.4 million call premium, will result in a total loss on the extinguishment of $7.1 million to be recognized in the fourth quarter of 2019. As of November 9, 2019, $57.7 million of the 2025 Notes remain outstanding. (See Note 22 of Notes to Condensed Consolidated Financial Statements for information related to our merger with BidFair MergeRight Inc.) (See statement of Forward Looking Statements.)
Income Tax (Benefit) Expense
Our quarterly income tax provision is calculated using an estimated annual effective income tax rate ("ETR") based on actual historical information and forward looking estimates. Our estimated annual ETR may fluctuate due to changes in forecasted annual pre-tax income, changes in the jurisdictional mix of forecasted pre-tax income, and changes to actual or forecasted permanent book to tax differences (e.g., non-deductible expenses). In addition, our ETR for a particular reporting period may fluctuate as the result of changes to the valuation allowance for net deferred tax assets, the impact of anticipated tax settlements with federal, state or foreign tax authorities, or the impact of tax law changes. We identify items that are unusual and non-recurring in nature and treat these as discrete events. The tax effect of these discrete events is booked entirely in the quarter in which they occur.
As of September 30, 2019, we estimate that our annual ETR, excluding discrete items, will be approximately 30%, as compared to our estimate of approximately 28% as of September 30, 2018. The net increase in the estimate of our annual ETR is primarily due to the increase in the statutory tax rate of the U.S. Base Erosion Anti-Abuse Tax (“BEAT”), which is a minimum tax on certain payments to non-U.S. related parties, from 5%, in 2018, to 10%, in 2019. The current period estimated annual ETR of approximately 30% is higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes, the U.S. tax on global intangible low-taxed income, the U.S. base erosion anti-abuse tax, and non-deductible expenses.
The table below summarizes our income tax (benefit) expense and effective income tax (benefit) expense rate for the three and nine months ended September 30, 2019 and 2018, including the impact of discrete items (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) income before taxes	$(75,037)	$(37,077)	$(6,670)	$25,336
Income tax (benefit) expense	$(21,144)	$(7,759)	$(322)	$5,943
Effective income tax (benefit) expense rate	(28.2%)	(20.9%)	(4.8%)	23.5%

The increase in our income tax benefit for the three months ended September 30, 2019 when compared to the same period in the prior year is primarily due to: (1) an increase in the estimated annual ETR, as described above, and (2) net discrete tax expense of approximately $4.1 million recorded in the third quarter of 2018 consisting of $7 million of discrete tax expense related to the effective settlement of an income tax audit, partially offset by approximately $2.9 million of discrete tax benefits to adjust provisional amounts recorded in the prior year related to the U.S. Tax Cuts and Jobs Act.
The comparison of the ETR between the current and prior year periods is influenced by non-deductible merger-related expenses (see Note 22 of Notes to Condensed Consolidated Financial Statements) and discrete tax items having a larger effect on the ETR in the current period due to the lower level of pre-tax income.
Impact of Changes in Foreign Currency Exchange Rates
For the three months ended September 30, 2019, changes in foreign currency exchange rates had a net favorable impact of $0.3 million on our operating results, with revenues unfavorably impacted by $2.2 million, and expenses favorably impacted by $2.5 million. For the nine months ended September 30, 2019, changes in foreign currency exchange rates had a net unfavorable impact of $1 million on our operating income, with revenues unfavorably impacted by $12.3 million, and expenses favorably impacted by $11.3 million.
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
This discussion should be read in conjunction with Sotheby’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, total cash, cash equivalents, and restricted cash decreased $98.9 million to $101.3 million, as compared to a decrease of $748.7 million to $175.2 million for the nine months ended September 30, 2018. The significant factors impacting the comparisons between these periods are discussed below.
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
For the nine months ended September 30, 2019, net cash used by operating activities of $124.7 million is principally due to net cash outflows of $106.9 million associated with the timing of the settlement of auction and private sale transactions during the periods and the funding of 2018 incentive compensation ($61.8 million).
For the nine months ended September 30, 2018, net cash used by operating activities of $257.6 million was principally due to net cash outflows of $270.2 million associated with the settlement of auction and private sale transactions during the period, as we held significant balances of consignor net sale proceeds at the end of 2017 that were paid in early 2018. Also contributing to the net cash outflow from operating activities was the funding of 2017 incentive compensation ($51.4 million). These cash outflows were partially offset by our net income for the period ($22.9 million) and net cash inflows from inventory activities ($11.3 million).
Net Cash (Used) Provided by Investing Activities—For the nine months ended September 30, 2019, net cash used by investing activities of $141 million is largely due to the net funding of client loans ($82.6 million) and capital expenditures of $61.4 million, which were primarily attributable to the York Property enhancement project and various digital initiatives.
For the nine months ended September 30, 2018, net cash provided by investing activities of $26.3 million was largely due to net collections of client loans ($67.1 million), as certain loans were repaid during the period in response to higher LIBOR rates. This investing net cash inflow was partially offset by the funding of capital expenditures of $36 million. Net cash outflows from investing activities also include acquisitions ($5.8 million), as well as a realized net loss of $1.9 million from the settlement of derivative financial instruments designated as net investment hedges.

Net Cash Provided (Used) by Financing Activities—For the nine months ended September 30, 2019, net cash provided by financing activities of $170.1 million is primarily due to net borrowings under our revolving credit facilities ($190 million). This financing net cash inflow is partially offset by the funding of employee tax obligations related to share-based payments ($11.6 million) and principal payments made on the York Property Mortgage ($8.1 million).
For the nine months ended September 30, 2018, net cash used by financing activities of $511.5 million was primarily due to the settlement of our $300 million 2022 Notes, including the payment of a call premium of $7.9 million, as well as common stock repurchases ($186.3 million) and the purchase of a forward contract indexed to our common stock ($9.5 million). Other cash outflows from financing activities include principal payments made on the York Property Mortgage ($12.2 million) and the funding of employee tax obligations related to share-based payments ($9.9 million). These net cash outflows were partially offset by net borrowings under our revolving credit facilities ($18.5 million).
(See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding the York Property Mortgage and our revolving credit facility. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information on our common stock repurchase program.)
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our material contractual obligations and commitments as of September 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Debt (a) (b):
York Property Mortgage:
Principal payments	$252,700	$10,607	$242,093	$—	$—
Interest payments	29,484	11,195	18,289	—	—
Sub-total	282,184	21,802	260,382	—	—
2025 Notes
Principal payments	400,000	—	—	—	400,000
Interest payments	126,750	19,500	39,000	39,000	29,250
Sub-total	526,750	19,500	39,000	39,000	429,250
Revolving credit facility borrowings	470,000	—	—	470,000	—
Total debt and interest payments	1,278,934	41,302	299,382	509,000	429,250
Other commitments:
Operating lease obligations (c)	88,643	18,524	27,750	15,891	26,478
Compensation arrangements (d)	16,940	10,476	6,278	186	—
Acquisition earn-out consideration (e)	8,750	8,750	—	—	—
Auction guarantees (f)	191,856	191,856	—	—	—
Unfunded loan commitments (g)	39,104	39,104	—	—	—
Liability related to U.S. Tax Cuts and Jobs Act (h)	15,271	—	394	8,679	6,198
Uncertain tax positions (i)	—	—	—	—	—
Total other commitments	360,564	268,710	34,422	24,756	32,676
Total	$1,639,498	$310,012	$333,804	$533,756	$461,926

(a)
The table above is prepared as of September 30, 2019 based on the contractual maturity dates for each debt instrument and, accordingly, does not reflect the partial redemption of the 2025 Notes, the repayment of outstanding revolving credit facility borrowings under the JPMorgan Chase Credit Agreement, or the repayment of the York Property Mortgage that occurred in connection with our merger with Bidfair MergeRight Inc. on October 3, 2019. (See Note 9 of Notes to Condensed Consolidated Financial Statements for information related to the 2025 Notes, the York Property Mortgage, and the JPMorgan Chase Credit Agreement. See Note 22 of Notes to Condensed Consolidated Financial Statements for information related to our merger with BidFair MergeRight Inc.)

(b) The York Property Mortgage was charged interest based on the one-month LIBOR rate plus a spread of 2.25%. We were party to an associated interest rate collar, which effectively fixed the LIBOR rate on the York Property Mortgage at an annual rate of no less than 1.917%, but no more than 3.75%. The table above assumes that the annual interest rate for the York Property Mortgage would be within the interest rate collar's floor and ceiling rates for the remainder of the contractual mortgage term based on available forecasts of LIBOR rates for the future periods through maturity. The table above also assumes York Property Mortgage principal payments consistent with the related mortgage amortization schedule, as well as previously anticipated annual principal prepayments of $2 million each July continuing through 2021. (See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the interest rate collar associated with the York Property Mortgage.)

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

(d)
These amounts represent the remaining commitment for future salaries and other cash compensation as of September 30, 2019 related to compensation arrangements with certain senior employees, excluding any participation in our incentive compensation and share-based payment programs. (See Note 15 of Notes to Condensed Consolidated Financial Statements.)

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

(f)
This amount represents the minimum guaranteed price associated with auction guarantees outstanding as of September 30, 2019, net of amounts advanced, if any. (See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information related to auction guarantees.)

(g) Represents unfunded commitments to extend additional credit through SFS. (See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to the SFS loan portfolio. See Note 22 of Notes to Condensed Consolidated Financial Statements for information related to our merger with BidFair MergeRight Inc., as well as the concurrent transfer of Sotheby's Financial Services, Inc. to BidFair USA Inc.)

(h)
Represents the income tax payable for the one-time mandatory transition tax on unremitted foreign earnings related to the U.S. Tax Cuts and Jobs Act. We elected to settle this liability in installments over eight years, as allowed by the Act. Under the Act, certain acceleration events may cause the remaining unpaid portion of the installments to become due immediately. Our merger with BidFair MergeRight Inc. is one such acceleration event. We have filed a transfer agreement with the IRS that would allow us to maintain the deferral. If the IRS does not accept the transfer agreement, the remaining balance of the liability would be due immediately. (See Note 22 for information related to our merger with BidFair MergeRight Inc.)

(i)
Excludes the $11.5 million liability recorded for uncertain tax positions that would be settled by cash payments to the respective taxing authorities, which are classified as long-term liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2019. This liability is excluded from the table above because we are unable to make reliable estimates of the period of settlement with the various taxing authorities.

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

CONTINGENCIES
For information related to contingencies see: (i) Note 5 of Notes to Condensed Consolidated Financial Statements, which discusses past due loans; (ii) Note 15 of Notes to Condensed Consolidated Financial Statements, which discusses legal and certain tax contingencies; and (iii) Note 17 of Notes to Condensed Consolidated Financial Statements, which discusses auction guarantees.
LIQUIDITY AND CAPITAL RESOURCES
On June 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BidFair USA Inc. (formerly a limited liability company known as BidFair USA LLC) (“Parent”) and BidFair MergeRight Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Merger Sub”). On October 3, 2019 (the “Effective Time”), the Company completed the transactions contemplated by the Merger Agreement, and Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned indirect subsidiary of Parent (the “Merger”). Parent and Merger Sub are entities that are indirectly wholly-owned by Patrick Drahi.
At the Effective Time, each share of common stock, $0.01 par value, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned by the Company, Parent, Merger Sub, or any of their respective direct or indirect wholly-owned subsidiaries or any other affiliate of Parent), was converted into the right to receive $57.00 in cash, without interest (the “Merger Consideration”). The aggregate cash consideration paid to Company stockholders upon the closing of the Merger was approximately $2.6 billion. As of November 8, 2019, 488,926 shares of Company Common Stock that were subject to a now withdrawn demand for appraisal rights under Delaware law remained outstanding. The holders of these shares will be paid $27.9 million in respect of the Merger Consideration in the fourth quarter of 2019.
In connection with the Merger, certain outstanding employee share-based compensation awards (the "Employee Equity Awards") were canceled, extinguished and converted into awards representing the right to receive an amount in cash (without interest and subject to any applicable withholding tax) equal to the number of shares of Company Common Stock represented the Employee Equity Awards as of immediately prior to the Effective Time multiplied by the Merger Consideration. Each converted Employee Equity Award will (A) vest and settle on terms (including acceleration events but excluding any performance-based vesting conditions, if applicable) as were applicable to the corresponding Company equity award immediately prior to the Effective Time and (B) vest in full to the extent the holder of a converted award is subject to a qualifying termination of employment during the twenty-four (24) month period following the closing, with such converted award settled in cash as soon as practicable, but in no event later than ten (10) business days, following such qualifying termination, or such later time as required to comply with Section 409A of the Internal Revenue Code of 1986. As of November 8, 2019, the aggregate amount owed by the Company in respect of the converted Employee Equity Awards is $97.5 million. (See Note 18 of Notes to Condensed Consolidated Financial Statements for a summary of the terms and conditions of the Company's share-based payment arrangements.)
Also in connection with the Merger, Merger Sub (i) issued $600 million principal amount of 7.375% senior secured notes due 2027 (the “2027 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and (ii) entered into a credit agreement dated as of October 2, 2019, between Merger Sub, inter alios, certain lenders party thereto and BNP Paribas, as administrative agent, and Deutsche Bank Trust Company Americas, as the collateral agent (the “Agent”), (the “New Credit Facilities Agreement”). The 2027 Notes were issued pursuant to an indenture dated as of October 2, 2019, between Merger Sub and Deutsche Bank Trust Company Americas, as trustee, paying agent, transfer agent, registrar, and collateral agent (the “Indenture”). The proceeds from the issuance of the 2027 Notes were used to fund a portion of the Merger Consideration ($345 million) and to repay a portion of the outstanding revolving credit facility borrowings under the JPMorgan Chase Credit Agreement ($255 million) (see Note 9 of Notes to Condensed Consolidated Financial Statements).
As of the Effective Time, the 2027 Notes and the New Credit Facilities (as defined below) became obligations of the Company, and the Company entered into a supplemental indenture to the Indenture (the “Target Supplemental Indenture”). Each existing material wholly-owned direct or indirect subsidiary of the Company that is organized in the U.S. (the “Initial U.S. Guarantors”) is a guarantor under the Indenture and the New Credit Facilities Agreement and, each existing material wholly-owned direct or indirect subsidiary of the Company that is organized in England and Wales, Luxembourg or Hong Kong (the “Initial Non-U.S. Guarantors”) will become a guarantor under the Indenture and the New Credit Facilities Agreement within 90 days of the Effective Time.

Also in connection with the Merger, the Company entered into transactions to transfer Sotheby's Financial Services, Inc. and its wholly-owned subsidiaries to its parent, BidFair USA Inc. (the “SFS Business Transfer”). Following the SFS Business Transfer, the receivables related to the SFS loan portfolio (including those held by indirect wholly-owned subsidiaries of the Company) were transferred to a bankruptcy remote subsidiary (the "SFS Subsidiary") formed by Sotheby’s Financial Services, Inc. (the “SFS Portfolio Transfer”) and Sotheby’s Financial Services, Inc. was engaged to continue to service the portfolio of loans. The SFS Portfolio Transfer is being financed with a loan of up to $1 billion (the "SFS Loan") extended to the SFS Subsidiary pursuant to a loan agreement between the SFS Subsidiary and BNP Paribas, as administrative agent for the lenders party to such loan agreement (the "SFS Loan Agreement"). Approximately $834 million of the SFS loan was drawn on October 2, 2019 and was used to fund a portion of the Merger Consideration. The SFS Loan Agreement permits additional draws on the SFS Loan through January 31, 2020 to provide financing for the purchase of additional loan receivables by the SFS Subsidiary, and we expect to receive commitments for additional funding for loans made subsequent to January 31, 2020. The SFS Loan has a maturity date of the later of December 31, 2020 or the final maturity date of the last loan included in the SFS Portfolio Transfer. The obligations of the SFS Subsidiary under the SFS Loan are secured by the receivables and associated rights acquired in conjunction with the SFS Portfolio Transfer. The Company has provided a guarantee of the SFS Subsidiary's obligations under the SFS Loan of up to $150 million that is supported by standby letters of credit under the New Credit Facilities.
Further in connection with the Merger, the Company entered into a transaction to transfer 1334 York, LLC (the owner of the York Property) to BidFair Property Holdings Inc., a Delaware corporation and a subsidiary of BidFair USA Inc. (the “York Property Transfer”). In conjunction with the York Property Transfer, 1334 York, LLC and BidFair Property Holdings Inc. entered into a $450 million asset bridge loan (the "Asset Sale Bridge Facility"), the proceeds of which were used to repay the York Property Mortgage ($249 million) and to repay a portion of the outstanding revolving credit facility borrowings under the JPMorgan Chase Credit Agreement ($201 million). The Asset Sale Bridge Facility will terminate one year following the Effective Time, subject to the right of the borrowers to extend the maturity date by six months solely conditioned upon payment of an extension fee without any further consent of the lender. The Asset Sale Bridge Facility is expected to be refinanced or extended at its maturity. In addition, as soon as commercially practical after the completion of the Merger, the Company also intends to transfer to BidFair Property Holdings Inc. the real estate holdings that collectively house its London main salesrooms, exhibition spaces, and administrative offices (the "London Properties") (the "London Properties Transfer"). Upon the completion of the York Property Transfer and the London Properties Transfer, the Company will enter into long-term, arms-length lease agreements with BidFair Property Holdings Inc. in respect of the York Property and the London Properties. (See Note 9 for information related to the York Property Mortgage and the JPMorgan Chase Credit Agreement.) (See statement on Forward Looking Statements.)
(See the captioned sections below for information related to the 2027 Notes and the New Credit Facilities Agreement.)
2027 Notes—As discussed above, in connection with the Merger, Merger Sub issued $600 million principal amount of senior secured notes due 2027 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. As of the Effective Time, the 2027 Notes became obligations of the Company. The 2027 Notes bear interest at a rate of 7.375% per annum and mature on October 15, 2027. Interest on the 2027 Notes will be payable semi-annually in arrears on June 1 and December 1 of each year, starting in June 2020.
The Company may redeem some or all of the 2027 Notes at any time on or after October 15, 2022, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Company may also redeem up to 40% of the 2027 Notes using the proceeds of certain equity offerings before October 15, 2022, at a redemption price equal to 107.375%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to October 15, 2022, the Company may redeem some or all of the 2027 Notes, at a price equal to 100% of the principal amount thereof, plus a “make whole” premium specified in the Indenture plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
The Indenture contains certain covenants and agreements, including limitations on the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness, (ii) make investments or other restricted payments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem its capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances, and (viii) engage in mergers or consolidations, in each case subject to certain exceptions. The Indenture also contains certain customary events of default. If an event of default occurs, the obligations under the 2027 Notes and the Indenture may be accelerated.

New Credit Facilities—The New Credit Facilities Agreement provides (i) U.S. dollar-denominated term loans in an aggregate principal amount of up to $500 million available in up to two drawings (the “New Term Loan Facility”); and (ii) U.S. dollar-denominated revolving loan commitments in an aggregate principal amount of $400 million (the “New Revolving Credit Facility,” and together with the New Term Loan Facility, the “New Credit Facilities”). The New Term Loan Facility will mature in January 2027, and the New Revolving Credit Facility will mature in October 2024. Capitalized terms used under this heading and not otherwise defined herein shall have the meanings given to them in the New Credit Facilities Agreement.
The New Credit Facilities Agreement also permits the Company to request revolving loans, swing line loans or letters of credit from the revolving lenders thereunder, from time to time from and after the initial funding date under the New Credit Facilities (the “New Term Loan Facility Funding Date”) and prior to the date that is five years from the Effective Time.
Loans comprising each Eurodollar Borrowing or ABR Borrowing, as applicable, shall bear interest at a rate per annum equal to the Adjusted LIBO Rate or the Alternate Base Rate ("ABR"), as applicable, plus an Applicable Margin, where the Applicable Margin means (i) in respect of term loans (x) with respect to any ABR Loan, 4.5% per annum and (y) with respect to any Eurodollar Loan, 5.5% per annum, and (ii) in respect of revolving credit loans (x) with respect to any ABR Loan, 2.75% per annum and (y) with respect to any Eurodollar Loan, 3.75% per annum.
The New Credit Facilities Agreement requires the Company to prepay outstanding term loans under the New Term Loan Facility, subject to certain exceptions and deductions, with (i) 100% of the net cash proceeds of certain asset sales, subject to reinvestment rights and certain other exceptions; and (ii) commencing with the fiscal year ending 2020, a pari ratable share (based on the outstanding principal amount of the term loans under the New Credit Facilities divided by the outstanding principal amount of all pari passu indebtedness (including the term loans under the New Credit Facilities)) of 50% of the Company’s annual excess cash flow, which will be reduced to (x) 25% if the Consolidated Net Leverage Ratio is less than or equal to 4.50 to 1.00 and greater than 3.75 to 1.00, and (y) 0% if the Consolidated Net Leverage Ratio is less than or equal to 3.75 to 1.00 and subject to other customary deductions.
Voluntary prepayments of the loans under the New Term Loan Facility are permitted; however, any prepayments on or prior to the 12-month anniversary of the New Term Loan Facility Funding Date which are either (x) in connection with a Repricing Transaction or (y) effect any amendment of the New Credit Facility resulting in a Repricing Transaction, are subject to a call premium payable to the administrative agent on behalf of the lenders of, in the case of (x) 1.00% of the principal amount of the New Term Loan Facility so repaid and in the case of (y) a payment equal to 1.00% of the aggregate amount of the New Term Loan Facility subject to such Repricing Transaction.
Beginning on January 15, 2020, the Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans borrowed under the New Term Loan Facility, with the balance expected to be due on the January 2027 maturity date. As of November 9, 2019, the aggregate principal amount outstanding under the New Term Loan facility was $467 million, consisting of (i) $96 million drawn to repay a portion of the outstanding revolving credit facility borrowings under the JPMorgan Chase Credit Agreement ($14 million) and to fund a portion of the transaction costs associated with the Merger, including debt issuance costs associated with the 2027 Notes, and (ii) $370 million drawn to fund the Change of Control Tender Offer (as defined below) and a portion of the transaction costs associated with the Merger. As of November 8, 2019, outstanding borrowings under the New Revolving Credit Facility were $145 million and the available borrowing capacity was $105 million.
The New Credit Facilities Agreement includes negative covenants that substantially reflect the covenants contained in the Indenture governing the 2027 Notes and, subject to certain significant exceptions and qualifications, will limit the Company’s ability and the ability of its restricted subsidiaries to: (i) incur or guarantee additional Indebtedness, (ii) make investments or other restricted payments, (iii) create liens, (iv) sell assets and subsidiary stock, (v) pay dividends or make other distributions or repurchase or redeem the Company’s capital stock or subordinated debt, (vi) engage in certain transactions with affiliates, (vii) enter into agreements that restrict the payment of dividends by subsidiaries or the repayment of intercompany loans and advances; and (viii) engage in mergers or consolidations. The New Revolving Credit Facility will include a financial maintenance covenant solely for the benefit of the lenders under the New Revolving Credit Facility consisting of a maximum consolidated net senior secured leverage ratio of the Company and its restricted subsidiaries of 6.50 to 1.0. The financial covenant will be tested on the last day of any fiscal quarter (commencing on March 31, 2020) but solely for the purpose of the New Revolving Credit Facility only if on such day the outstanding borrowings under the New Revolving Credit Facility (other than cash collateralized or undrawn letters of credit) exceed 40% of the total commitments under the New Revolving Credit Facility.

The New Credit Facilities Agreement also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the New Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor, subject to the Intercreditor Agreement.
(See Note 22 of Notes to Condensed Consolidated Financial Statements for additional information relating to the 2027 Notes and the New Credit Facilities Agreement.)
2025 Notes— On September 10, 2019, Merger Sub made an offer to purchase (the “Change of Control Tender Offer”) any and all of the outstanding 2025 Notes (as defined in Note 9 of Notes to Condensed Consolidated Financial Statements) in connection with and conditioned on the consummation of the Merger. The Change of Control Tender Offer offered to repurchase the $400 million 2025 Notes outstanding at 101% of the aggregate principal amount, plus accrued and unpaid interest. On October 15, 2019, as a result of the Change of Control Tender Offer, the Company repurchased $342.3 million of the 2025 Notes at redemption price of $351.3 million, which included $5.6 million of accrued interest and a call premium of $3.4 million. As of November 8, 2019, $57.7 million of the 2025 Notes remain outstanding.
Assessment of Liquidity and Capital Requirements—We generally rely on operating cash flows, existing cash balances (including amounts collected on behalf of and owed to consignors), and revolving credit facility borrowings, if needed, to meet our liquidity and capital requirements. The timing and extent of any revolving credit facility borrowings is dependent upon a number of factors including, but not limited to, the amount of available cash on hand, the seasonality of the art auction market, the timing of auction and private sale settlements, the potential funding of auction guarantees, the pursuit of business opportunities and growth initiatives, income tax considerations, and the cyclical nature of the global art market.
Our short-term and long-term operating needs and capital requirements include: (i) the funding of net sales proceeds to consignors when unmatched extended payment terms are granted to auction or private sale buyers (see Note 4 of Notes to Condensed Consolidated Financial Statements); (ii) the potential funding of auction guarantees (see Note 17 of Notes to Condensed Consolidated Financial Statements); (iii) repayments of outstanding revolving credit facility borrowings, if any; (iv) the funding of capital expenditures; (v) the funding of other possible business initiatives and/or investments; (vi) the funding of converted Employee Equity Awards as per the terms of the Merger Agreement; (vii) the funding of current and anticipated future lease obligations (see Notes 6 and 22 of Notes to Condensed Consolidated Financial Statements); (viii) the funding of compensation arrangements with certain senior employees; (ix) the funding of the acquisition earn-out consideration discussed in the table of contractual obligations and commitments above; (x) the funding of income taxes payable for the one-time mandatory transition tax on unremitted foreign earnings related to the U.S. Tax Cuts and Jobs Act discussed in the table of contractual obligations and commitments above; and (xi) the potential repayment and/or refinancing of other debt, including the 2025 Notes, the 2027 Notes, and amounts borrowed under the New Term Loan Facility. (See statement on Forward Looking Statements.)
We believe that existing cash balances, operating cash flows, and revolving credit facility borrowings will be adequate to support our anticipated short and long-term commitments, operating needs and capital requirements through the October 2024 expiration of the New Revolving Credit Facility. (See statement on Forward Looking Statements.)
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

NON-GAAP FINANCIAL MEASURES
GAAP refers to generally accepted accounting principles in the United States of America. Included in this Form 10-Q are financial measures presented in accordance with GAAP and also on a non-GAAP basis. Non-GAAP financial measures are important supplemental measures used in our financial and operational decision making processes, for internal reporting, and as part of our forecasting and budgeting processes, as they provide helpful measures of our core operations. These measures allow us to view operating trends, perform analytical comparisons, and benchmark performance between periods. We also believe that these measures may be used by securities analysts, investors, financial institutions, and other interested parties in their evaluation of our performance. The non-GAAP financial measures presented in this Form 10-Q are:

(i)	Adjusted Operating (Loss) Income	(iv)	Adjusted Diluted (Loss) Earnings Per Share
(ii)	Adjusted Agency Segment (Loss) Income Before Taxes	(v)	EBITDA
(iii)	Adjusted Net (Loss) Income	(vi)	Adjusted EBITDA
To the extent applicable, these non-GAAP financial measures exclude the effect of the following items, as detailed in the accompanying reconciliation tables below:

(i)	Charges related to contractual severance agreements with certain former employees;
(ii)	Accelerated depreciation charges related to certain fixed assets that have been removed from service in connection with the York Property enhancement project;

(iii)	Expenses related to our merger with Bidfair MergeRight Inc.;

(iv)	Restructuring (credits) and charges;

(v)	The loss incurred in connection with the extinguishment of the 2022 Notes;

(vi)	The write-off of unamortized credit facility fees related to our previous credit agreement;

(vii)	Adjustments made to our estimate of the net cost related to the effective settlement of an income tax audit; and
(viii)	The net income tax benefit associated with the enactment of the U.S. Tax Cuts and Jobs Act.
We caution users of our financial statements that amounts presented in accordance these non-GAAP financial measures may not be comparable to similar measures disclosed by other companies because not all companies and analysts calculate such measures in the same manner.
The following is a reconciliation of operating (loss) income to Adjusted Operating (Loss) Income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating (loss) income	$(63,895)	$(30,667)	$27,121	$60,070
Add: Contractual severance agreement charges	—	—	9,041	2,625
Add: Accelerated depreciation charges	—	—	1,183	3,123
Add: Merger-related expenses	4,735	—	10,445	—
Add: Restructuring (credits) charges, net	(38)	3,781	(88)	5,927
Adjusted Operating (Loss) Income	$(59,198)	$(26,886)	$47,702	$71,745

The following is a reconciliation of Agency segment (loss) income before taxes to Adjusted Agency Segment (Loss) Income Before Taxes for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Agency segment (loss) income before taxes	$(83,210)	$(46,803)	$(30,066)	$15,175
Add: Contractual severance agreement charges	—	—	8,440	2,625
Add: Accelerated depreciation charges	—	—	1,183	3,123
Add: Restructuring (credits) charges, net	(38)	3,781	(88)	5,302
Adjusted Agency Segment (Loss) Income Before Taxes	$(83,248)	$(43,022)	$(20,531)	$26,225
The following is a reconciliation of net (loss) income attributable to Sotheby's to Adjusted Net (Loss) Income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income attributable to Sotheby's	$(53,359)	$(27,838)	$(3,424)	$22,922
Add: Contractual severance agreement charges, net of tax of $0, $0, ($1,689), and ($627)	—	—	7,352	1,998
Add: Accelerated depreciation charges, net of tax of $0, $0, ($293), and ($775)	—	—	890	2,348
Add: Merger-related expenses, net of tax of $0, $0, $0, and $0	4,735	—	10,445	—
Add: Restructuring charges (net), net of tax of $9, ($930), $8, and ($1,462)	(29)	2,851	(80)	4,465
Add: Extinguishment of debt, net of tax of $0, $0, $0, and ($2,692)	—	—	—	8,163
Add: Write-off of credit facility fees, net of tax of $0, $0, $0, and ($922)	—	—	—	3,060
Add: Net (credit) charge associated with the effective settlement of an income tax audit	(125)	7,062	(837)	7,062
Add: Net income tax benefit related to the U.S. Tax Cuts and Jobs Act	—	(2,897)	—	(7,827)
Adjusted Net (Loss) Income	$(48,778)	$(20,822)	$14,346	$42,191
The income tax effect of each line item in the reconciliation of net income attributable to Sotheby's to Adjusted Net (Loss) Income is computed using the relevant jurisdictional tax rate for that item.

The following is a reconciliation of diluted earnings per share to Adjusted Diluted (Loss) Earnings Per Share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Diluted (loss) earnings per share	$(1.14)	$(0.55)	$(0.07)	$0.43
Add: Contractual severance agreement charges, per share	—	—	0.15	0.04
Add: Accelerated depreciation charges, per share	—	—	0.02	0.04
Add: Merger-related expenses	0.10	—	0.22	—
Add: Restructuring charges (net), per share	—	0.06	—	0.09
Add: Extinguishment of debt, per share	—	—	—	0.15
Add: Write-off of credit facility fees, per share	—	—	—	0.06
Add: Net credit associated with the effective settlement of an income tax audit, per share	—	0.14	(0.02)	0.14
Add: Net income tax benefit related to the U.S. Tax Cuts and Jobs Act, per share	—	(0.06)	—	(0.15)
Adjusted Diluted (Loss) Earnings Per Share	$(1.04)	$(0.41)	$0.30	$0.80

The following is a reconciliation of net (loss) income attributable to Sotheby's to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income attributable to Sotheby's	$(53,359)	$(27,838)	$(3,424)	$22,922
Add: Income tax (benefit) expense	(21,144)	(7,759)	(322)	5,943
Subtract: Interest income	413	502	984	1,349
Add: Interest expense	12,708	10,084	39,463	28,291
Add: Depreciation and amortization	7,980	5,714	23,600	20,157
EBITDA	(54,228)	(20,301)	58,333	75,964
Add: Contractual severance agreement charges	—	—	9,041	2,625
Add: Merger-related expenses	4,735	—	10,445	—
Add: Restructuring (credits) charges, net	(38)	3,781	(88)	5,927
Add: Extinguishment of debt	—	—	—	10,855
Add: Write-off of credit facility fees	—	—	—	3,982
Adjusted EBITDA	$(49,531)	$(16,520)	$77,731	$99,353

FORWARD LOOKING STATEMENTS
This Form 10-Q contains certain forward looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events and the financial performance of Sotheby's. Such statements are only predictions and involve risks and uncertainties, resulting in the possibility that the actual events or performance will differ materially from such predictions. Major factors, which we believe could cause the actual results to differ materially from the predicted results in the “forward looking statements” include, but are not limited to:

•	Changes in the global economy, the financial markets, and political conditions of various countries;

•	A change in the level of competition in the global art market;

•	Uncertainty regarding the amount and quality of property available for consignment;

•	Changes in trends in the art market as to which collecting categories and artists are most sought after and in the collecting preferences of individual collectors;

•	The unpredictable demand for art-related financing;

•	Our ability to maintain strong relationships with art collectors;

•	An adverse change in the financial health and/or creditworthiness of our clients;

•	Our ability to retain key personnel;

•	Our ability to successfully execute business plans and strategic initiatives;

•	Our ability to accurately estimate the value of works of art held in inventory, as well as those offered under an auction guarantee;

•	An adverse change in the financial health and/or creditworthiness of the counterparties to our auction guarantee risk sharing arrangements;

•	Our ability to meet our significant debt obligations;

•	Operating difficulties and other adverse consequences that could arise from the recently completed Merger;

•	Changes in laws and regulations, including those related to income taxes and sales, use, value-added, and other indirect taxes;

•	Changes in foreign currency exchange rates; and

•	The ability of Sotheby's and its third party service providers to adequately protect their information systems and the client, employee, and company data maintained in those systems.
(See Part II, Item 1A, "Risk Factors.")

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We continually evaluate the market risk associated with our financial instruments in the normal course of our business. As of September 30, 2019, our financial instruments include:

Financial Instrument	Reference to Notes to Condensed Consolidated Financial Statements
Cash and cash equivalents	See Note 12
Restricted cash	See Note 12
Notes receivable	See Note 5
Credit facility borrowings	See Note 9
York Property Mortgage	See Note 9
Senior unsecured debt	See Note 9
Various derivative financial instruments	See Note 10
As of September 30, 2019, and prior to the Merger, our exposure to market risk has not materially changed since December 31, 2018. For a discussion of our quantitative and qualitative disclosures related to market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2019, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2019.
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

ITEM 1A: RISK FACTORS
As of September 30, 2019, there have been no changes to the Risk Factors described in Part I, Item 1A of our most recently filed Annual Report on Form 10-K with the exception of the following newly added Risk Factors:
Risks Relating to Our Capital Structure

Our substantial leverage could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our debt obligations or the ability to raise additional capital to fund our operations.
After the Merger, we have significant outstanding debt and debt service requirements and may incur additional debt in the future. Our significant level of debt could have important consequences, including, but not limited to, the following:

•
making it more difficult for us to satisfy our obligations under our various debt arrangements, and if we fail to comply with these requirements, an event of default under our various debt arrangements could result;

•
requiring that a substantial portion of our cash flows from operations be dedicated to servicing debt, thereby reducing the funds available to us to finance our operations, capital expenditures, and other business activities;

•
impeding our ability to obtain additional debt or equity financing, including financing for capital expenditures, and increasing the cost of any such funding, particularly due to the financial and other restrictive covenants contained in the agreements governing our debt;

•	impeding our ability to compete in the regions in which we operate;

•	restricting us from exploiting business opportunities or making acquisitions or investments;

•	increasing our vulnerability to, and reducing our flexibility to respond to, adverse general economic or industry conditions, including the risk of increased interest rates;

•	placing us at a disadvantage compared to other, less leveraged competitors;

•	increasing our cost of borrowing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the competitive and economic environment in which we operate;

•	adversely affecting public perception of us and our brands; and

•	increased cash tax expense due to limitation of interest deductions in the U.S. and the UK.
Any of these or other consequences or events could have a material adverse effect on our ability to satisfy our debt obligations.
The terms of the agreements and instruments governing our debt, restrict, but do not prohibit, us from incurring additional debt. We may refinance our debt or increase our consolidated debt for various business reasons which might include, among other things, financing acquisitions, funding the prepayment premiums, if any, on debt we refinance, funding distributions to our shareholder or general corporate purposes. If we issue new debt in addition to our existing debt obligations, the related risks that we now face will intensify. In addition, the agreements and instruments governing our existing debt contain, restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

We may not generate sufficient cash flow to fund our capital expenditures, ongoing operations and debt obligations, and may be subject to certain tax liabilities.
Our ability to service our debt and to fund our ongoing operations will depend on our ability to generate cash. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future debt or equity financing will be available to us in an amount sufficient to enable us to pay our debt obligations when due. Our ability to generate cash flow and to fund our capital expenditures, ongoing operations and debt obligations are dependent on many factors, including:

•	our future operating performance;

•	the demand and price levels for our current products and planned services;

•	our ability to successfully introduce new products and services;

•	general economic conditions and other conditions affecting customer spending;

•	competition;

•	sales seasonality;

•	sufficient distributable reserves, as required under applicable law;

•	the outcome of certain litigation in which we are involved; and

•	legal, tax and regulatory developments affecting our business.
Some of these factors are beyond our control. If we are unable to generate sufficient cash flow, we may not be able to repay our debt obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, including capital expenditures. If we are unable to meet our debt service obligations, we may have to delay planned capital expenditures or investments or sell material assets, attempt to restructure or refinance our existing indebtedness or seek additional funding in the form of debt or equity capital. We may not be able to do so on commercially reasonable terms, if at all. In addition, the terms of the agreements and instruments governing our existing debt and any future debt may limit our ability to pursue any of the foregoing measures. If we cannot make scheduled payments on our debt, we will be in default and holders of our Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the New Credit Facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
The agreements and instruments governing our debt contain restrictions and limitations that may limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities that could adversely affect our ability to operate our business.
The terms of the agreements and instruments governing our debt contain a number of significant covenants or other provisions that could adversely affect our ability to operate our business. These covenants restrict our ability to, among other things:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase subordinated debt or equity;

•	issue certain preferred stock;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	create encumbrances or restrictions on the payment of dividends or other distributions, loans or advances to and on the transfer of assets to the Issuer or its restricted subsidiaries; and

•	consolidate, merge or sell all or substantially all of our assets.
All of these limitations are subject to certain exceptions and qualifications, including the ability to pay dividends, make investments or to make significant prepayments of shareholder debt. However, these covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. For example, the Company has provided a guarantee of the obligations under the SFS Loan of up to $150 million which is supported by standby letters of credit under the New Credit Facilities. If drawn, such standby letters of credit would become a liability for us, which would limit our ability to pursue new business opportunities. In addition, our ability to comply with these restrictions may be affected by events beyond our control. Moreover, we are also subject to the affirmative covenants contained in our debt agreements, which require us to maintain a specified financial ratio upon the outstanding utilizations exceeding certain thresholds. Our ability to meet these financial ratios may be affected by events beyond our control and, as a result, we cannot assure that we will be able to meet these ratios. In addition to limiting our flexibility in operating our business, the breach of any covenants or obligations under the agreements and instruments governing our debt will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our debt. A default under any of the agreements governing our other debt could materially adversely affect our growth, financial condition and results of operations. As a result, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, substantial indebtedness and credit ratings could materially adversely affect the availability and terms of our financing.
We may not be able to repay our indebtedness or refinance our indebtedness at maturity on commercially reasonable terms, or at all.
Our ability to refinance our indebtedness, on commercially reasonable terms, or at all, will depend in part on our financial condition at the time of any contemplated refinancing. Any refinancing of our indebtedness could be at higher interest rates than our current debt and we may be required to comply with more onerous financial and other covenants, which could further restrict our business operations and may have a material adverse effect on our business, financial condition, results of operations and prospects. We may not be able to refinance our indebtedness as it comes due on commercially reasonable terms or at all and, in connection with the refinancing of our debt or otherwise, we may seek additional refinancing, dispose of certain assets, reduce or delay capital investments, or seek to raise additional capital.
The borrowings under the New Revolving Credit Facility bear interest at floating rates that could rise significantly, increasing our costs and reducing our cash flow.
Borrowings under the New Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Any amounts we borrow under the New Revolving Credit Facility also bear interest at a floating rate. To the extent that interest rates were to increase significantly, our interest expense would correspondingly increase, thereby reducing our cash flow.

Changes or uncertainty in respect of LIBOR may affect our sources of funding.
Drawings under our New Credit Facilities and future indebtedness that we may incur could bear interest at floating rates of interest per annum are linked to LIBOR. Various interest rate benchmarks (including LIBOR) are the subject of recent regulatory guidance and proposals for reform. Some reforms are already effective while others are still to be implemented, including the EU Benchmark Regulation (Regulation (EU) 2016/1011). In addition, the sustainability of LIBOR has been questioned by the United Kingdom’s Financial Conduct Authority (“FCA”) as a result of the absence of relevant active underlying markets and possible disincentives (including possibly as a result of regulatory reforms) for market participants to continue contributing to such benchmarks. On November 29, 2017, the Bank of England and the FCA announced that the market Working Group on Sterling Risk-Free Rates would have an extended mandate to catalyze a broad transition to the Sterling Over Night Index Average rate (“SONIA”) across sterling bond, loan and derivatives markets so that SONIA is established as the primary sterling interest rate benchmark by the end of 2021. The Bank of England and FCA have stated that a key near-term priority for the Working Group will be to make recommendations relating to the potential development of term SONIA reference rates. These reforms and other pressures may cause such benchmarks to disappear entirely, to perform differently than in the past (as a result of a change in methodology or otherwise), create disincentives for market participants to continue to administer or participate in certain benchmarks or have other consequences which cannot be predicted. Based on the foregoing, investors should in particular be aware that any of the reforms or pressures described above or any other changes to a relevant interest rate benchmark (including LIBOR) could affect the level of the published rate, including to cause it to be lower and/or more volatile than it would otherwise be.
More generally, any of the above matters or any other significant change to the setting or existence of LIBOR could adversely affect our ability to meet our obligations under our sources of funding and/or could have a material adverse effect on the liquidity of, and the amount payable under, our sources of funding. Changes in the manner of administration of LIBOR could result in adjustments to the conditions applicable to our sources of funding or other consequences relevant to our sources of funding. No assurance can be provided that changes will not be made to LIBOR or any other relevant benchmark rate and/or that such benchmarks will continue to exist.
Credit ratings may not reflect all risks, are not recommendations to buy or hold securities and may be subject to revision, suspension or withdrawal at any time.
One or more independent credit rating agencies may assign credit ratings to our debt and issue a corporate credit rating. The ratings may not reflect the potential impact of all risks related to the structure, market, additional risk factors discussed herein. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision, suspension or withdrawal by the rating agency at any time. No assurance can be given that a credit rating will remain constant for any given period of time or that a credit rating will not be lowered or withdrawn entirely by the credit rating agency if, in its judgment, circumstances in the future so warrant. A suspension, reduction or withdrawal at any time of the credit rating assigned to the our debt or of our corporate credit rating by one or more of the credit rating agencies may adversely affect the cost and terms and conditions of our financings.
Negative changes in our credit rating (including the credit rating assigned to our debt securities) may have a material adverse effect on our financial condition.
A downgrade in our credit rating (including due to the effects of the economic conditions described below) may negatively affect our ability to obtain future financing (including from financial institutions, retail investors and banks) to fund our operations, capital and liquidity needs. A downgrade of our credit rating could have significant effects on our ability to obtain financing and therefore on our liquidity and may increase our financing costs by increasing the interest rates of our outstanding debt or the interest rates at which we are able to refinance existing debt or incur new debt. A downgrade in our credit rating may also negatively impact the trading prices of and market for our debt securities, including the 2027 Notes.
(See Notes 9 and 22 of Notes to Condensed Consolidated Financial Statements for further information regarding our debt obligations and the Merger.)

Risks Relating to the Merger

The Merger could result in operating difficulties and other adverse consequences.
The consummation of the Merger may create unforeseen operating difficulties and expenditures and pose significant management, administrative and financial challenges to our business. These challenges include:

•	integration of Sotheby’s into BidFair’s current structure in a cost effective manner;

•	outstanding or unforeseen legal, regulatory, contractual, labor or other issues arising from the Merger;

•	our ability to preserve customer, supplier and other important relationships of Sotheby’s and resolve potential conflicts that may arise;

•	integration of different company and management cultures; and

•	retention, hiring and training of management, other key personnel and employees.

In such circumstances, the failure to effectively address these and other operational challenges could have a material adverse effect on our financial condition and results of operations. Moreover, the Merger has required, and will likely continue to require, substantial amounts of certain of management’s time and focus, which could potentially affect their ability to operate the business.

Counterparties to certain significant agreements with Sotheby’s may exercise contractual rights under such agreements in connection with the Merger.
Pursuant to change-in-control provisions in our employment agreements and management and service contracts, certain of our key employees are entitled to receive severance payments upon a constructive termination of employment. Certain of our key employees potentially could also terminate their employment following specified circumstances set forth in the applicable employment or transition agreement, including certain changes in such key employees’ title, status, authority, duties, responsibilities or compensation, and collect severance.

We will continue to rely on the SFS business and certain real estate holdings in New York and London (the "Real Estate Portfolio") pursuant to certain current and expected arrangements.
As part of the Merger, we transferred the SFS business to BidFair USA Inc. from Sotheby’s pursuant to the SFS Business Transfer and transferred the York Property and expect to transfer a significant portion of our London real estate holdings (the "London Properties"), (collectively, the "Real Estate Portfolio Transfer") to BidFair Property Holdings Inc. Following the SFS Business Transfer, the SFS business will continue to provide art financing loans to our clients in accordance with its usual and customary ordinary course business practices. We rely on support of the SFS business to establish or enhance mutually beneficial relationships with art collectors, help us generate future auction or private sale consignments and/or purchases and, in certain situations, refinance receivables generated by the auction and private sale purchases of our clients. Upon the successful completion of the Real Estate Portfolio Transfer, the Company or a subsidiary of the Company will enter into long-term lease agreements with BidFair Property Holdings Inc. that will allow us to use these properties in substantially the same manner as we are using them currently. BidFair Property Holdings Inc. is a subsidiary of BidFair USA Inc. but will be managed separately from the Company. The Company will rely on the SFS business and BidFair Property Holdings Inc. to perform their respective obligations under their respective agreements. We cannot assure you that the services provided to us by the SFS business and BidFair Property Holdings Inc. will continue to be provided on the same terms and with the same scope as it is currently being provided. Additionally, if we were unable to continue to have access to the York Property or the London Properties in the same manner that we currently do, we may be required to seek alternative spaces from which to run our business. If the SFS business or BidFair Property Holdings Inc. were to breach or to be unable to satisfy their obligations under these agreements or if the terms or scope of the services we receive was to be materially altered, our results of operations, liquidity and financial condition may be adversely affected.

Anticipated cost savings and synergies from the Merger may not materialize.
We expect to achieve certain cost savings and synergies following the Merger, including the elimination of costs associated with operating as a public company. We may not realize any or all of the anticipated cost savings and synergies of the Merger that we currently anticipate, realizing such cost savings and synergies may take longer than expected and such cost savings and synergies may be more expensive to achieve than currently estimated. In addition, while our principal shareholder has a history of achieving significant cost savings in the entities it has acquired, we cannot assure we will be able to realize the same level of cost savings following the acquisition of Sotheby’s. There can be no assurance that such assumptions are correct and, as a result, the amount of cost savings and synergies that we will actually realize over time may differ significantly from the ones that we currently estimate.
The recent changes in senior management could adversely impact our business.
Our business is unique and dependent on key members of management. Following the Merger, certain members of our senior management left the Company, including our Chief Executive Officer, Chief Financial Officer and Chief Commercial Officer. While highly qualified personnel have been appointed to these positions, the recent turnover in our senior management could adversely affect our business, client relationships and our ability to retain qualified personnel.
(See Note 22 of Notes to Condensed Consolidated Financial Statements for further information regarding the Merger.)
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

10.1
Credit Agreement, dated as of October 2, 2019 among BidFair MergeRight Inc. as Borrower, BNP Paribas as Administrative Agent, Deutsche Bank Trust Company as Collateral Agent, and BNP Securities Corp., Goldman Sachs Bank USA, JP Morgan Chase Bank N.A., Citigroup Global Markets Limited, and Citizens Bank, N.A., as Joint Bookrunners and Lead Arrangers.

10.2
Indenture, dated as of October 2, 2019, for the 7.375% Senior Notes due 2027 among BidFair MergeRight Inc., as Issuer, BidFair Holdings Inc., as Parent Guarantor and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent, Transfer Agent, Registrar and Notes Collateral Agent.

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
Date: November 12, 2019