Form 10-Q/A
period 2019-09-30
SOTHEBYS
filed 2019-11-13
CIK 823094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from_______ to _______
Commission File Number 1-9750

(Exact name of registrant as specified in its charter)
Delaware		38-2478409
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1334 York Avenue
New York,	New York	10021
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (212) 606-7000
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 8, 2019, there were 488,926 outstanding shares of common stock, par value $0.01 per share, of the registrant. These shares are no longer publicly traded.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Sotheby's Form 10-Q/A for the quarterly period ended September 30, 2019 (the "Form 10-Q") is solely to correct the cover page. The Company no longer has securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934. No other changes have been made to the Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOTHEBY’S

By:	/s/ KEVIN M. DELANEY
Kevin M. Delaney
Senior Vice President, Controller and Chief Accounting Officer
Date: November 13, 2019

EXHIBIT INDEX

Exhibit No.    Description

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